Form 10-Q
period 2007-01-27
AeroVironment Inc
filed 2007-03-09
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended January 27, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 001-33261

AEROVIRONMENT, INC.

Delaware	95-2705790
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

181 W. Huntington Drive, Suite 202
Monrovia, California	91016
(Address of principal executive offices)	(Zip Code)
(626) 357-9983
(Registrant’s telephone number, including area code)
N/A
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):
Large accelerated filer ☐     Accelerated filer ☐       Non-accelerated filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     As of March 9, 2007, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 18,875,957.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
AeroVironment, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	January 27,	April 30,
	2007	2006
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$108,207	$15,388
Restricted cash	389	1,532
Accounts receivable, net of allowance for doubtful accounts of $191 at January 27, 2007 and $86 at April 30, 2006	20,767	21,582
Unbilled receivables and retentions	8,044	4,843
Inventories, net	9,994	11,453
Deferred income taxes	1,261	1,261
Prepaid expenses and other current assets	698	621

Total current assets	149,360	56,680
Property and equipment, net	5,664	6,098
Deferred income taxes	2,053	2,053
Other assets	119	119

Total assets	$157,196	$64,950

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$8,827	$8,521
Wages and related accruals	8,156	8,450
Customer advances	1,919	9,031
Other current liabilities	7,465	2,028

Total current liabilities	26,367	28,030
Deferred rent	383	408
Long-term retirement costs	—	2,209
Commitments and contingencies
Stockholders’ equity:
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 18,875,957 at January 27, 2007 and 13,283,770 at April 30, 2006	2	—
Additional paid-in capital	83,204	2,211
Retained earnings	47,240	32,092

Total stockholders’ equity	130,446	34,303

Total liabilities and stockholders’ equity	$157,196	$64,950

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands except share and per share data)

	Three months ended		Nine months ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
Revenue:
Product sales	$32,614	$22,440	$87,426	$83,113
Contract services	13,661	13,028	35,595	25,656

	46,275	35,468	123,021	108,769

Cost of sales:
Product sales	17,677	10,768	50,226	46,621
Contract services	8,962	9,172	23,403	17,803

	26,639	19,940	73,629	64,424

Gross margin	19,636	15,528	49,392	44,345
Research and development	2,240	3,523	9,261	10,603
Selling, general and administrative	4,224	5,776	17,091	17,026

Income from operations	13,172	6,229	23,040	16,716
Other income (expense)
Interest income	173	78	526	141
Interest expense	—	(35)	(6)	(94)

Income before income taxes	13,345	6,272	23,560	16,763
Provision for income taxes	4,456	1,879	8,412	5,023

Net income	$8,889	$4,393	$15,148	$11,740

Earnings per share data:

Basic	$0.65	$0.34	$1.11	$0.91
Diluted	$0.57	$0.29	$0.98	$0.79
Weighted average shares outstanding:
Basic	13,679,665	12,981,568	13,602,975	12,952,422
Diluted	15,691,256	14,960,084	15,528,493	14,851,952
See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine months ended
	January 27,	January 28,
	2007	2006
Operating activities
Net income	$15,148	$11,740
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,118	1,397
Long-term retirement costs	(2,209)	1,677
Provision for doubtful accounts	105	—
Stock-based compensation	32	—
Tax benefit from grant of stock options	220	88
Loss (gain) on disposition of property and equipment	(4)	187
Changes in operating assets and liabilities:
Accounts receivable	710	7,235
Unbilled receivables and retentions	(3,201)	(4,779)
Inventories	1,459	1,280
Other assets	(77)	998
Accounts payable	306	(2,389)
Customer advances	(7,112)	(7,652)
Other liabilities	5,118	4,641

Net cash and cash equivalents provided by operating activities	12,613	14,423

Investing activities
Acquisition of property and equipment	(1,695)	(2,604)
Proceeds from sale of property and equipment	15	—

Net cash and cash equivalents used in investing activities	(1,680)	(2,604)

Financing activities
Transfer from (to) restricted cash	1,143	(1,532)
Repayments of line of credit	(6,232)	—
Proceeds from line of credit	6,232	—
Repayments of long-term debt	—	(1,884)
Proceeds from long-term debt	—	1,134
Exercise of stock options	220	—
Net proceeds from initial public offering	80,523	—

Net cash provided by (used in) financing activities	81,886	(2,282)

Net increase in cash and cash equivalents	92,819	9,537
Cash and cash equivalents at beginning of period	15,388	10,060

Cash and cash equivalents at end of period	$108,207	$19,597

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)
1. Organization and Significant Accounting Policies
Organization
AeroVironment, Inc., a Delaware corporation, is engaged in design, development and production of unmanned aircraft systems and energy technologies for various industries and governmental agencies.
Basis of Presentation
The accompanying consolidated financial statements (unaudited) as of January 27, 2007 and January 28, 2006 and for the three and nine months ended January 27, 2007 and January 28, 2006 have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. As such, certain disclosures which would substantially duplicate the disclosures contained in the Company’s latest audited financial statements have been omitted. This Quarterly Report on Form 10-Q for the three months ended January 27, 2007 should be read in concert with the Company’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2006, as amended, which contains the Company’s audited financial statements for the fiscal year ended April 30, 2006. In the opinion of the Company’s management, all adjustments, consisting of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements, have been included. The results of operations for the nine months ended January 27, 2007 are not necessarily indicative of the results of the full year ending April 30, 2007.
Basis of Consolidation
The accompanying consolidated financial statements (unaudited) as of January 27, 2007 and for the three and nine months ended January 27, 2007 and January 28, 2006 include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: AV S.r.l.; Skytower, LLC; Skytower Inc., AILC, Inc. and Regenerative Fuel Cell Systems, LLC (collectively referred to herein as the “Company”). AV S.r.l. was created during the year ended April 30, 2006 to enable customer support efforts in Italy and future business development in Europe; no sales were recorded in the year ended April 30, 2006 and the nine months ended January 27, 2007. Skytower, LLC, Skytower Inc., AILC, Inc. and Regenerative Fuel Cell Systems, LLC had no operations during the nine months ended January 27, 2007 and January 28, 2006. All intercompany balances and transactions have been eliminated in consolidation.
Segments
The Company’s products are sold and divided among three reportable segments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development activities, and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)
Use of Estimates
The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenue utilized in the revenue recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.
Research and Development
Internally funded research and development costs (“IRAD”) sponsored by the Company relate to both U.S. government products and services and those for commercial and foreign customers. IRAD costs for the Company’s businesses that are U.S. government contractors are recoverable indirect contract costs that are allocated to the U.S. government contracts in accordance with U.S. government procurement regulations.
Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $3,181,000 and $5,297,000 for the three months ended January 28, 2006 and January 27, 2007, respectively, and $8,633,000 and $12,324,000 for the nine months ended January 28, 2006 and January 27, 2007, respectively. The related costs of sales for customer-funded research and development were approximately $2,321,000 and $3,417,000 for the three months ended January 28, 2006 and January 27, 2007, respectively, and $6,267,000 and $8,524,000 for the nine months ended January 28, 2006 and January 27, 2007, respectively.
Stock-Based Compensation
In December 2004, the FASB issued SFAS no. 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R requires that compensation expense relating to share-based payment transactions be recognized in financial statements at estimated fair value. The Company has historically used the minimum value method in determining the volatility factors utilized in its fair value estimates as a non-public entity. SFAS 123R does not provide for the use of the minimum value method. The adoption of SFAS 123R results in the recording of non-cash compensation expense for options granted on or after May 1, 2006.
The Company adopted SFAS 123R effective May 1, 2006. Because the Company historically used the minimum value method of measuring stock options, implementation of SFAS 123R applies prospectively to new awards after adoption. No expense is recognized for options granted prior to adoption. For the three and nine months ended January 27, 2007, the Company recorded share-based compensation expense for options that vested of approximately $24,000 and $32,000, respectively.
If the Company had elected to recognize compensation cost based on the fair value of the options granted at the grant date as prescribed by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure (“SFAS No. 148”), net income would have been reduced to the pro forma amounts shown below:

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Three months	Nine months
	ended	ended
	January 28, 2006
	(In thousands except share and
	per share data)
Pro forma:
Net income – as reported	$4,393	$11,740
Stock based compensation not included in net income as reported	(47)	(77)

Net income – pro forma	$4,346	$11,663

Earnings per share data:
Basic – reported	$0.34	$0.91
Basic – pro forma	0.33	0.90
Diluted – reported	0.29	0.79
Diluted – pro forma	0.29	0.79
Weighted average shares outstanding used in computation:
Basic	12,981,568	12,952,422
Diluted	14,960,084	14,851,952
All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.
The effects of applying SFAS No. 123R, as amended by SFAS No. 148, for purposes of determining pro forma net income, are not likely to be representative of the effects on reported net income for future years. The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model, with the following assumptions used: risk-free interest rate of 4.56% for the nine months ended January 27, 2007, an expected options life of 5 years after vesting, and no expected dividends.
Earnings Per Share
Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options, warrants and convertible securities.
The reconciliation of diluted to basic shares is as follows:

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006

Denominator for basic earnings per share:
Weighted average common shares outstanding	13,679,665	12,981,568	13,602,975	12,952,422
Dilutive effect of employee stock options	2,011,591	1,978,516	1,925,518	1,899,530

Denominator for diluted earnings per share	15,691,256	14,960,084	15,528,493	14,851,952

All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.
During the three and nine months ended January 27, 2007, there were no stock options that were anti-dilutive to earnings per share.
Share Repurchases
The Company repurchased shares in accordance with various repurchase agreements prior to the termination of such agreements upon the consummation of the Company’s initial public offering on January 26, 2007. Such agreements gave the Company the right to repurchase shares from employees upon their separation from the Company and specified the terms of such repurchase. These repurchase agreements, which were entered into by employees in connection with grants of options by the Company pursuant to its stock-based compensation plans, provided that the Company had the option to repurchase shares from such employees at a price that was equal to either (i) the price paid for shares of the Company’s common stock in a substantial transaction that occurred in the last year or (ii) in the event that no such substantial transaction had occurred in the last year, at a price based upon a multiple of the Company’s pre-tax profits. This repurchase price was intended to approximate the fair market value of the repurchased shares. In the event that shares were repurchased within six months of exercise, compensation expense was recorded in accordance with FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation (“FIN 44”). The Company recognized compensation expense related to shares repurchased within six months of exercise of approximately $12,000 for the three and nine months ended January 27, 2007. There were no share repurchases within the nine months ended January 28, 2006.
Repurchased shares are restored to the status of authorized but unissued shares.
Recently Issued Accounting Standards
In November 2005, the FASB issued FASB Staff Position No. FAS 123R-3 (“FSP 123R-3”), Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards (“FSP 123R-3”). FSP 123R-3 provides an elective alternative transition method for calculating the pool of excess tax benefits available to absorb tax deficiencies recognized subsequent to the adoption of FAS 123R. Companies may take up to one year from the effective date of FSP 123R-3 to evaluate the available transition alternatives and make a one-time election as to which method to adopt. The Company is currently in the process of evaluating the alternative methods.
In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)
position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This accounting standard will be effective for the Company beginning May 1, 2007. The Company is currently assessing the provisions of FIN 48.
In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”). SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.
In September 2006, the FASB issued SFAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an Amendment of FASB Statement No. 87, 88, 106 and 123(R) (“SFAS 158”). SFAS 158 requires recognition of the funded status of a benefit plan in the statement of financial position. SFAS 158 also requires recognition in other comprehensive income of certain gains and losses that arise during the period but are deferred under pension accounting rules, as well as modifies the timing of reporting and adds certain disclosures. SFAS 158 provides recognition and disclosure elements to be effective as of the end of the fiscal year after December 15, 2006 and measurement elements to be effective for fiscal years ending after December 15, 2008. The Company has not analyzed the impact SFAS 158 will have on its financial condition, results of operations, cash flows or disclosures.
2. Inventories, net
Inventories consist of the following:

	January 27,	April 30,
	2007	2006
	(In thousands)
Raw materials	$5,293	$4,750
Work in process	2,416	2,413
Finished goods	3,324	5,103

Inventories, gross	11,033	12,266
Reserve for inventory obsolescence	(1,039)	(813)

Inventories, net	$9,994	$11,453

3. Bank Borrowings
The Company has a working capital line of credit with a bank, which was amended on June 16, 2006 to increase the borrowing limit from $10,000,000 to $16,500,000. Borrowings bear interest at the bank’s prime commercial lending rate, which was 8.25% and 7.75% as of January 27, 2007 and April 30, 2006, respectively. The line of credit is secured by substantially all of the Company’s assets. Payment of amounts outstanding is made at the Company’s discretion. All principal plus accrued interest is due August 31, 2007. The Company had no outstanding balance on the line of credit as of January 27, 2007 and April 30, 2006.
Interest expense was approximately $0 and $35,000 for the three months ended January 27, 2007 and January 28, 2006, respectively, and $6,000 and $94,000 for the nine months ended January 27, 2007 and January 28, 2006, respectively.
The credit agreement contains certain financial covenants and conditions which require, among other things, that the Company maintain certain tangible net worth and cash flow ratios. The credit agreement also restricts the Company from paying any dividends to stockholders. The Company was in compliance with these covenants as of January 27, 2007 and April 30, 2006.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)
4. Supplemental Executive Retirement Plan
On May 19, 2005, the Company implemented a Supplemental Executive Retirement Plan (“SERP”), which is a non-qualified executive benefit plan in which the Company agreed to pay the Chairman of the Board (“Chairman”) additional benefits at retirement. The SERP is an unfunded plan, which means that there are no specific assets set aside by the Company. The Chairman had no rights under the agreement beyond those of a general creditor of the Company. During the year ended April 30, 2006, the Company recognized approximately $2,209,000 of selling, general and administrative expense charged to operations and recorded such expense as a long-term liability in connection with this plan. The SERP was fully vested on May 19, 2006, the first anniversary of the Chairman’s participation. Pursuant to the terms of the agreement, upon the completion of the Company’s initial public offering of equity securities, all benefits to be paid under the SERP were forfeited. Accordingly, the long-term liability of $2,209,000 was reversed in January 2007.
5. Equity
On January 26, 2007, the Company completed its initial public offering, consisting of 5,252,285 shares of common stock. As part of the offering, an additional 2,452,715 shares were sold by selling stockholders. A total of 7,705,000 shares were sold at a public offering price of $17.00, resulting in net proceeds to the Company of approximately $80.5 million, after deducting payment of underwriters’ discounts and commissions and offering expenses.
In connection with the initial public offering, the Company reincorporated in Delaware, effective on December 6, 2006, and effected a 7.0378-to-one stock split on January 18, 2007. All share and per share data, including prior period data as appropriate, have been adjusted to reflect this split.
6. Stock-Based Compensation
The Company adopted SFAS 123R effective May 1, 2006. Because the Company historically used the minimum value method of measuring stock options, implementation of SFAS 123R applies prospectively to new awards after adoption. No expense is recognized for options granted prior to adoption. For the three and nine months ended January 27, 2007, the Company recorded stock-based compensation expense for options that vested of approximately $24,000 and $32,000, respectively.
On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan (the “2006 Plan”), effective January 21, 2007, for officers, directors, key employees and consultants. Under the 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of a committee, which consists of outside directors. A maximum of 3,684,157 shares of stock may be issued pursuant to awards under the 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 950,000. A maximum of $9,500,000 may be paid in cash as a performance-based award. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. At January 27, 2007, no awards had been issued under the 2006 Plan. Vesting of awards is established at the time of grant.
The Company had an equity incentive plan (the “2002 Plan”) for officers, directors and key employees. Under the 2002 Plan, incentive stock options or nonqualified stock options were granted, as determined by the administrator at the time of grant. Stock purchase rights were also granted under the 2002 Plan. Options under the 2002 Plan were granted at their fair market value (as determined by the board of directors). The options become exercisable at various times over a five-year period from the grant date. The 2002 Plan was terminated on the effective date of the 2006 Plan. Awards outstanding under the 2002 Plan remain outstanding and exercisable; no additional awards may be made under the 2002 Plan.
The Company had a 1992 nonqualified stock option plan (the “1992 Plan”) for certain officers and key employees. Options under the 1992 Plan were granted at their fair market value (as determined by the

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)
board of directors) at the date of grant and became exercisable at various times over a five-year period from the grant date. The 1992 Plan expired in August 2002.
The Company had a 1994 nonqualified stock option plan (the “1994 Directors’ Plan”) for the directors of the Company. Options under the 1994 Directors’ Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable on the date of grant. The 1994 Directors’ Plan expired in June 2004.
The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended January 27, 2007:

Three and Nine Months Ended
January 27, 2007
Expected term (in years)	6.5
Expected volatility	22.41%
Risk-free interest rate	4.56%
Expected dividend	—
Weighted average fair value at grant date	$4.12
The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, using a midpoint model based on the Company’s historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.
The expected volatility is based on peer group volatility in the absence of historical market data for the Company’s stock, as permitted under FAS 123R. The peer group volatility was derived based on historical volatility of a comparable peer group index consisting of companies operating in a similar industry.
The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.
The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.
Information related to the Company’s stock option plans at January 27, 2007 and for the three and nine months then ended is as follows:

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

	2002 Plan		1994 Directors’ Plan		1992 Plan
		Weighted		Weighted-		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2006	1,636,640	$1.08	70,378	$0.59	2,048,704	$0.56
Options granted	—	—	—	—	—	—
Options exercised	(201,281)	0.68	(35,189)	0.59	(99,937)	0.59
Options canceled	(6,334)	1.53	—	—	—	—

Outstanding at July 29, 2006	1,429,025	1.14	35,189	0.59	1,948,767	0.55

Options granted	123,162	11.79	—	—	—	—
Options exercised	—	—	—	—	(7,038)	0.59
Options canceled	(14,076)	6.21	—	—	—	—

Outstanding at October 28, 2006	1,538,111	1.94	35,189	0.59	1,941,729	0.55
Options granted	—	—	—	—	—	—
Options exercised	(3,577)	1.05	—	—	(23)	0.55
Options canceled	—	—	—	—	—	—

Outstanding at January 27, 2007	1,534,534	1.95	35,189	0.59	1,941,706	0.55

Options exercisable at January 27, 2007	638,634	0.87	35,189	0.59	1,941,706	0.55
All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.
On September 22, 2006, the Company issued options to purchase 123,162 shares of its common stock at an exercise price of $11.79 per share. The Company engaged an independent valuation firm to perform a valuation of the Company, which assessed the fair value of the Company at $11.79 per share as of September 19, 2006. The valuation was based upon a discounted cash flow analysis and an analysis of comparable public companies.
The following tabulation summarizes certain information concerning outstanding and exercisable options at January 27, 2007.

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
Range of	As of	Contractual	Average	As of	Average
Exercise	January 27,	Life In	Exercise	January 27,	Exercise
Prices	2007	Years	Price	2007	Price
$0.37	344,849	6.41	$0.37	344,849	$0.37
0.59	1,632,046	5.15	0.59	1,632,046	0.59
0.64-0.78	979,280	6.39	0.70	551,377	0.68
2.13	439,142	8.73	2.13	87,257	2.13
11.79	116,112	9.66	11.79	—	—

0.37-11.79	3,511,429	6.22	1.16	2,615,529	0.63

All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)
7. Related Party Transactions
     Pursuant to a consulting agreement, the Company paid a board member approximately $69,000 and $52,000 during the three months ended January 27, 2007 and January 28, 2006, respectively, and $183,000 and $176,000 during the nine months ended January 27, 2007 and January 28, 2006, respectively, for consulting services independent of his board service. The agreement stipulates the payment of approximately $16,000 plus expenses per month, in exchange for consulting services.
     During the year ended April 30, 2006, the Company employed the services of Summit Selling Systems, Inc. (“Summit”) and paid Summit approximately $35,000 for these services. One of the Company’s board members has a beneficial interest in Summit. The Company paid Summit approximately $27,000 and $35,000 during the three months and nine months ended January 28, 2006. No amounts were paid during the nine months ended January 27, 2007.
8. Segment Data
The Company’s product segments are as follows:
•	Unmanned Aircraft Systems (“UAS”) — The UAS segment consists primarily of the design and manufacture of small unmanned aircraft systems.

•	PosiCharge Fast Charge Systems (“PosiCharge”) — The PosiCharge segment supplies fast charge systems for users of electric industrial vehicle batteries.

•	Energy Technology Center — The Energy Technology Center segment consists of energy development projects and power processing test equipment product sales.
     The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross margin for the segments. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information. Consequently, the Company operates its financial systems as a single segment for accounting and control purposes, maintains a single indirect rate structure across all segments, has no inter-segment sales or corporate elimination transactions, and maintains only limited financial statement information by segment.
The segment results are as follows (in thousands):

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited) (Continued)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
Revenue:
UAS	$38,763	$28,644	$101,621	$86,511
PosiCharge	5,431	4,457	14,889	16,121
Energy Technology Center	2,081	2,367	6,511	6,137

Total	46,275	35,468	123,021	108,769

Gross margin:
UAS	16,695	12,531	40,482	34,916
PosiCharge	1,918	1,892	5,679	6,541
Energy Technology Center	1,023	1,105	3,231	2,888

Total	19,636	15,528	49,392	44,345

Research and development	2,240	3,523	9,261	10,603
Selling, general and administrative	4,224	5,776	17,091	17,026

Income from operations	13,172	6,229	23,040	16,716
Interest income	173	78	526	141
Interest expense	—	(35)	(6)	(94)

Income before income taxes	$13,345	$6,272	$23,560	$16,763

Geographic Information
     Sales to non-U.S. customers accounted for 2% and 1% of revenue for the three months ended January 27, 2007 and January 28, 2006, respectively, and 8% and 1% of revenue for the nine months ended January 27, 2007 and January 28, 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
     This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends, “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors.” The following discussion should be read in conjunction with our unaudited interim financial statements and the financial statements and notes thereto for the year ended April 30, 2006 and the related Management’s Discussion and Analysis of Financial Condition and Results of Operations, both of which are contained in our final prospectus filed pursuant to Rule 424(b) under the Securities Act of 1933, as amended, with the SEC on January 23, 2007, and the unaudited condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.
Overview
     We design, develop, produce and support a technologically-advanced portfolio of small unmanned aircraft systems that we supply primarily to organizations within the U.S. Department of Defense, and fast charge systems for electric industrial vehicle batteries that we supply to commercial customers. We derive the majority of our revenue from these two business areas. Customers for our small unmanned aircraft systems (“UAS”) include the U.S. Army, U.S. Marine Corps and the U.S. Special Operations Command, or SOCOM. Our PosiCharge customers, including Ford Motor Company, SYSCO Corporation, Southwest Airlines and IKEA, utilize our fast charge systems in their factories, distribution centers, cold storage facilities and airport ground support operations. The success we have achieved with our current products stems from our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently.
     Our small UAS are well positioned to support the transformational strategy of the U.S. Department of Defense (“the DoD”), the purpose of which is to convert the military into a smaller, more agile force that operates through a network of observation, communication and precision targeting technologies, and its efforts to prosecute the global war on terror, which have increased the need for real-time, visual information in new operational environments. Our small UAS, including Raven, Dragon Eye, Swift, Wasp and Puma, are designed to provide valuable intelligence, surveillance and reconnaissance directly to the small tactical unit, or individual “warfighter” level, thereby increasing flexibility in mission planning and execution. We also provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products.
     Our PosiCharge products and services are designed to improve productivity and safety for operators of electric industrial vehicles, such as forklifts and airport ground support equipment, by improving battery and fleet management. PosiCharge utilizes our proprietary technology in energy and battery management to recharge electric industrial vehicle batteries rapidly during regularly scheduled breaks or other times the vehicle is not in service, eliminating the costly and time-consuming process of removing and replacing the battery. PosiCharge is able to recharge a typical electric industrial vehicle battery up to six times faster than a conventional charger. Utilizing its current, voltage and temperature management capabilities, PosiCharge eliminates the need to cool batteries during and after normal charging, which can take up to eight hours, thereby allowing the batteries to remain in the vehicles during the charging process. These capabilities can also serve to enhance battery performance and lifespan. As of January 27, 2007, our PosiCharge fast charge systems serviced over 6,000 electric industrial vehicles. We estimate that approximately 1.0 million electric industrial vehicles currently operate in North America, including over 100,000 new vehicles that we estimate were shipped in 2005.

     In January 2007, we completed our initial public offering which resulted in the issuance of 5,252,285 shares of our common stock at a price of $17.00 per share, resulting in net proceeds to the Company of approximately $80.5 million, after deducting payment of underwriters’ discounts and commissions and offering expenses.
Revenue
     We generate our revenue primarily from the sale and support of our small UAS and PosiCharge solutions. Support for our small UAS customers includes training, customer support and repair and replacement work, which we refer to collectively as our logistics operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government and most of our PosiCharge revenue from sales and service to commercial customers. We also generate revenue from our Energy Technology Center through the provision of contract development and engineering services, the sale of our power processing systems and license fees. For the three months ended January 27, 2007 and January 28, 2006 and for the nine months ended January 27, 2007 and January 28, 2006, the UAS segment accounted for 84%, 81%, 83% and 80% of our revenue, respectively; the PosiCharge segment accounted for 12%, 13%, 12% and 15% of our revenue, respectively; and the Energy Technology Center segment accounted for 7%, 4%, 5% and 5% of our revenue, respectively.
Cost of Sales
     Cost of sales consists of direct costs and allocated indirect costs. Direct costs include labor, materials, travel, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits and other costs that are not directly related to the execution of a specific contract. For the three months ended January 27, 2007 and January 28, 2006 and for the nine months ended January 27, 2007 and January 28, 2006, cost of sales were 58%, 56%, 60% and 59% of our revenue, respectively.
Gross Margin
     Gross margin is equal to revenue minus cost of sales. We use gross margin as a financial metric to help us understand trends in our direct costs and allocated indirect costs when compared to the revenue we generate. For the three months ended January 27, 2007 and January 28, 2006 and for the nine months ended January 27, 2007 and January 28, 2006, gross margin was 42%, 44%, 40% and 41% of our revenue, respectively.
Research and Development Expense
     Research and development (“R&D”) is an integral part of our business model. We conduct significant internally funded research and development and anticipate that research and development expense will continue to increase in absolute dollars for the foreseeable future. Our UAS research and development activities focus specifically on creating capabilities that support our existing small UAS product portfolio as well as new UAS platforms. These activities are funded both externally by customers and internally. In addition, we currently have a number of potential products in various stages of development and commercialization within our research and development program. For the three months ended January 27, 2007 and January 28, 2006 and for the nine months ended January 27, 2007 and January 28, 2006, R&D expense accounted for 5%, 10%, 8% and 10% of our revenue, respectively.
Backlog
     We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. Because of possible future changes in delivery schedules and/or cancellations of orders, funded backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the funded backlog represented. As of January 27, 2007 and April 30, 2006, our funded backlog was $43.2 million and $79.7 million, respectively.
     In addition to funded backlog, the company defines unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, or indefinite delivery indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. As of January 27, 2007 and April 30, 2006, our unfunded backlog was $531.5 million and $475.5 million, respectively.
Selling, General and Administrative
     Our selling, general and administrative expenses, or SG&A, include salaries and other expenses related to selling, marketing and proposal activities, and other administrative costs. In addition, expense associated with our supplemental executive retirement plan was included in SG&A. SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.
Other Income and Expenses
     Other income and expenses include interest income, interest expense, and the recovery of a previously written-off note receivable.
Income Tax Expense
     Beginning in fiscal 2005, our effective tax rates were substantially lower than the statutory rates primarily due to research and development tax credits. The federal research and development tax credit expired in December 2005, but was recently reinstated for two years beginning retroactively on January 1, 2006.
Critical Accounting Policies and Estimates
     Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, self-insured liabilities, accounting for stock-based awards, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.
     There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.
Fiscal Periods
     Our fiscal year ends on April 30 and our fiscal quarters end on the last Saturday of July, October and January.

Results of Operations
     Our operating segments are UAS, PosiCharge fast charge systems and our Energy Technology Center. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, selling, general and administrative, and general overhead resources are shared across our segments.
     The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenue:
UAS	$38,763	$28,644	$101,621	$86,511
PosiCharge Fast Charge Systems	5,431	4,457	14,889	16,121
Energy Technology Center	2,081	2,367	6,511	6,137

Total	$46,275	$35,468	$123,021	$108,769

Gross margin:
UAS	$16,695	$12,531	$40,482	$34,916
PosiCharge Fast Charge Systems	1,918	1,892	5,679	6,541
Energy Technology Center	1,023	1,105	3,231	2,888

Total	$19,636	$15,528	$49,392	$44,345

Three Months Ended January 27, 2007 Compared to Three Months Ended January 28, 2006
Revenue. Revenue for the three months ended January 27, 2007 was $46.3 million, as compared to $35.5 million for the three months ended January 28, 2006, representing an increase of $10.8 million, or 30%. UAS revenue increased $10.1 million to $38.8 million for the three months ended January 27, 2007, largely due to the higher UAS product sales of $10.1 million due to shipments upon completion of customer testing and evaluation of our Raven B product. PosiCharge fast charge systems revenue increased by $0.9 million to $5.4 million for the three months ended January 27, 2007, primarily due to a larger number of installations of our PosiCharge fast charge systems at both new and existing customers. Energy Technology Center revenue decreased by $0.3 million to $2.1 million in the three months ended January 27, 2007, primarily due to lower sales of power processing test equipment.
Cost of Sales. Cost of sales for the three months ended January 27, 2007 was $26.6 million, as compared to $19.9 million for the three months ended January 28, 2006, representing an increase of $6.7 million, or 34%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $6.0 million and PosiCharge fast charge systems cost of sales of $0.9 million offset by lower Energy Technology Center cost of sales of $0.2 million.
Gross Margin. Gross margin for the three months ended January 27, 2007 was $19.6 million, as compared to $15.5 million for the three months ended January 28, 2006, representing an increase of $4.1 million, or 26%. UAS gross margin increased $4.2 million to $16.7 million for the three months ended January 27, 2007. As a percentage of revenue, gross margin for UAS decreased slightly from 44% to 43%. PosiCharge fast charge systems gross margin was unchanged at $1.9 million for the three months ended January 27, 2007. As a percentage of revenue, PosiCharge fast charge systems gross margin decreased from 42% to 35% primarily due to higher manufacturing support costs. Energy Technology Center gross margin decreased $0.1 million to $1.0 million for the three months ended January 27, 2007, primarily due to lower sales of power processing test equipment. As a percentage of revenue, Energy Technology Center gross margin increased from 47% to 49% for the three months ended January 27, 2007, primarily due to the higher equipment sales relative to customer-funded R&D work.
Research and Development. R&D expense for the three months ended January 27, 2007 was $2.2 million (or 5% of revenue), which was lower than R&D expense of $3.5 million (or 10% of revenue) for the three months ended January 28, 2006 primarily due to a shift of engineering resources to customer-funded R&D work.
Selling, General and Administrative. SG&A expense for the three months ended January 27, 2007 was $4.2 million (or 9% of revenue), which included the reversal of the SERP of $2.2 million. Excluding the reversal, SG&A expense increased to $6.4 million (or 14% of revenue) compared to SG&A expense of $5.8 million (or 16% of revenue) in the three months ended January 28, 2006. The increase in SG&A expense of $0.6 million was caused primarily by the added administrative and marketing infrastructure necessary as we continue to grow our business.
Income Tax Expense. Our effective income tax rate was 33.4% for the three months ended January 27, 2007, as compared to 30.0% for the three months ended January 28, 2006. This increase was largely due to lower federal research and development tax credits.
Nine Months Ended January 27, 2007 Compared to Nine Months Ended January 28, 2006
Revenue. Revenue for the nine months ended January 27, 2007 was $123.0 million, as compared to $108.8 million for the nine months ended January 28, 2006, representing an increase of $14.2 million, or 13%. UAS revenue increased $15.1 million to $101.6 million for the nine months ended January 27, 2007, largely due to increases in UAS product sales of $6.1 million, services of $4.8 million, and customer-funded R&D work of $4.1 million. The increase in product sales resulted from higher manufacturing volume associated with the completion of customer testing and evaluation of our Raven B product. PosiCharge fast charge systems revenue decreased by $1.2 million to $14.9 million for the nine months ended January 27, 2007, primarily due to lower installations of our PosiCharge fast charge systems with our automotive customers. Energy Technology Center revenue increased by $0.4 million to $6.5 million in the nine months ended January 27, 2007, primarily due to higher sales of power processing test equipment.
Cost of Sales. Cost of sales for the nine months ended January 27, 2007 was $73.6 million, as compared to $64.4 million for the nine months ended January 28, 2006, representing an increase of $9.2 million, or 14%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $9.5 million, partially offset by lower PosiCharge fast charge systems cost of sales of $0.4 million.
Gross Margin. Gross margin for the nine months ended January 27, 2007 was $49.4 million, as compared to $44.3 million for the nine months ended January 28, 2006, representing an increase of $5.0 million, or 11%. UAS gross margin increased $5.6 million to $40.5 million for the nine months ended January 27, 2007. As a percentage of revenue, gross margin for UAS was 40% for the nine months ended January 27, 2007 and January 28, 2006. PosiCharge fast charge systems gross margin decreased $0.8 million to $5.7 million for the nine months ended January 27, 2007, due to lower sales volume. As a percentage of revenue, PosiCharge fast charge systems gross margin decreased from 41% to 38%. Energy Technology Center gross margin increased $0.3 million to $3.2 million for the nine months ended January 27, 2007, primarily due to higher sales of power processing test equipment. As a percentage of revenue, Energy Technology Center gross margin increased from 47% to 50% for the nine months ended January 27, 2007, primarily due to the higher equipment sales relative to customer-funded research and development work.

Research and Development. R&D expense for the nine months ended January 27, 2007 was $9.3 million (or 8% of revenue), which is in line with R&D expense of $10.6 million (or 10% of revenue) for the nine months ended January 28, 2006.
Selling, General and Administrative. SG&A expense for the nine months ended January 27, 2007 was $17.1 million (or 14% of revenue), which included the reversal of expenses associated with the SERP of $2.2 million. Excluding the SERP reversal, SG&A expense increased to $19.3 million (or 16% of revenue) compared to SG&A expense of $17.0 million (or 16% of revenue) in the nine months ended January 28, 2006. The increase in SG&A expense of $2.3 million was caused primarily by the added administrative and marketing infrastructure necessary as we continue to grow our business.
Income Tax Expense. Our effective income tax rate was 35.7% for the nine months ended January 27, 2007, as compared to 30.0% for the nine months ended January 28, 2006. This increase was largely due to lower federal research and development tax credits.
Liquidity and Capital Resources
We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital, funds provided by operating activities and our working capital line of credit. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities, funds available through our working capital line of credit and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing.
Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, and marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.
Our working capital requirements vary by contract type. On cost-plus-fee programs, we typically bill our incurred costs and fees monthly as work progresses, and therefore working capital investment is minimal. On fixed-price contracts, we typically are paid as we deliver products, and working capital is needed to fund labor and expenses incurred during the lead time from contract award until contract deliveries begin.
Cash Flows
The following table provides our cash flow data for the nine months ended January 27, 2007 and January 28, 2006:

	Nine Months Ended
	January 27,	January 28,
	2007	2006
	(Unaudited)
Net cash provided by operating activities	$12,613	$14,423
Net cash used in investing activities	$(1,680)	$(2,604)
Net cash provided by (used in) financing activities	$81,886	$(2,282)
Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 27, 2007 decreased by $1.8 million to $12.6 million, compared to net cash provided by operating activities of $14.4 million for the nine months ended January 28, 2006. This decrease in net cash used in operating activities was primarily due to continued sales growth that resulted in increased working capital needs of $2.1 million.
Cash Used in Investing Activities. Net cash used in investing activities was $1.7 million for the nine months ended January 27, 2007, compared to $2.6 million for the nine months ended January 28, 2006. During the nine months ended January 27, 2007 and January 28, 2006, we used cash to purchase property and equipment totaling $1.7 million and $2.6 million, respectively.
Cash Provided by Financing Activities. Net cash provided by financing activities increased $84.2 million to $81.9 million for the nine months ended January 27, 2007, compared to net cash used by financing activities of $2.3 million for the nine months ended January 28, 2006. During the nine months ended January 27, 2007, we received net proceeds from our initial public offering of $80.5 million. Long-term debt payments, net of borrowings, during the nine months ended January 27, 2007 decreased by $0.8 million, compared to the nine months ended January 28, 2006. In addition, we fulfilled the delivery terms outlined in a standby letter of credit that allowed us to release $1.1 million of restricted cash.
Line of Credit and Term Loan Facilities
We have a revolving line of credit with a bank, under which we may borrow up to $16.5 million. Borrowings bear interest at the bank’s prime commercial lending rate, which was 8.25% and 7.75% as of January 27, 2007 and April 30, 2006, respectively. The line of credit is secured by substantially all of our assets. All principal plus accrued but unpaid interest on the line of credit is due August 31, 2007. We had no outstanding balance on the line of credit or the term loan as of January 27, 2007.
We have entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of January 27, 2007, we had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

Contractual Obligations
     In connection with the completion of our initial public offering, we terminated the SERP, resulting in a reversal of this approximately $2.2 million obligation in January 2007.
Off-Balance Sheet Arrangements
     As of January 27, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.
Inflation
     Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.
New Accounting Standards
     See Notes to Consolidated Financial Statements (unaudited) included elsewhere herein for disclosure on new accounting pronouncements.
Quantitative and Qualitative Disclosures about Market Risk
Interest Rate Risk
     It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure.
Foreign Currency Exchange Rate Risk
     Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date, and do not expect to incur significant foreign exchange gains or losses in the future. We occasionally engage in forward contracts in foreign currencies to limit our exposure on non-U.S. dollar transactions.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     There are no material changes from the information provided for the year ended April 30, 2006 in our Registration Statement on Form S-1, filed with the SEC on September 28, 2006, as amended.
ITEM 4. CONTROLS AND PROCEDURES
     We maintain disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(f)) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding the required disclosure.
     In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.
     Our disclosure controls system is based upon a global chain of financial and general business reporting lines that converge at our headquarters in Monrovia, California. As required by Exchange Act Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.
     Based on the foregoing, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective to provide reasonable assurance that information is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding the required disclosure.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.
ITEM 1A. RISK FACTORS
     Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this report, before deciding whether to invest in our common stock. If any of the following risks actually materializes, then our business, financial condition and results of operations would suffer. The trading price of our common stock could decline as a result of any of these risks, and you might lose all or part of your investment in our common stock.
We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.
     Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 82% of our revenue for the fiscal year ended April 30, 2006. The DoD, our principal U.S. government customer, accounted for approximately 77% of our revenue for the fiscal year ended April 30, 2006. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:
     • changes in government programs that are related to our products and services;
     • adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;
     • changes in political or public support for security and defense programs;
     • delays or changes in the government appropriations process;
     • uncertainties associated with the war on terror and other geo-political matters; and
     • delays in the payment of our invoices by government payment offices.
     These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations

Military transformation and operational levels in Afghanistan and Iraq may affect future procurement priorities and existing programs, which could limit demand for our unmanned aircraft systems.
     Following the end of the Cold War, the U.S. military began a transformation of its operational concepts, organizational structure and technologies in an effort to improve warfighting capabilities. The resulting shift in procurement priorities toward achieving these capabilities, together with the current high level of operational activity in Afghanistan and Iraq, have led to an increase in demand for our small UAS. We cannot predict whether current or future changes in priorities due to defense transformation or continuation of the current nature and magnitude of operations in Afghanistan and Iraq will afford new opportunities for our small UAS business in terms of existing, additional or replacement programs. Furthermore, we cannot predict whether or to what extent this defense transformation or current operational levels in Afghanistan or Iraq will continue. If defense transformation or operations in Afghanistan and Iraq cease or slow down, then our business, financial condition and results of operations could be harmed.
We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.
     Unmanned aircraft systems, fast charge systems and other energy technologies that we offer are sold in new and rapidly evolving markets. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. Prior to investing, you should consider the challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets. These challenges include our ability to do the following:
     • generate sufficient revenue to maintain profitability;
     • acquire and maintain market share;
     • manage growth in our operations;
     • develop and renew contracts;
     • attract and retain additional engineers and other highly-qualified personnel;
     • successfully develop and commercially market new products;
     • adapt to new or changing policies and spending priorities of governments and government agencies; and
     • access additional capital when required and on reasonable terms.
     If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.
We face competition from other firms, many of which have substantially greater resources.
     The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Advanced Ceramics Research, Inc., Applied Research Associates, Inc., Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator, The Boeing Company’s ScanEagle and AAI Corporation’s Shadow as direct competitors because they perform different missions and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. The primary direct competitors to our PosiCharge business are other fast charge suppliers, including Aker Wade Power Technologies LLC, Minit-Charger, a subsidiary of Edison International, and PowerDesigners, LLC, as well as industrial battery manufacturers who distribute fast charge systems from these suppliers. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for unmanned aircraft systems, or UAS, expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.
If the unmanned aircraft systems and fast charge systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we will not be able to achieve our anticipated level of growth.
     For the fiscal year ended April 30, 2006, unmanned aircraft systems and fast charge systems accounted for 80% and 14% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for these types of systems may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of unmanned aircraft systems. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the unmanned aircraft systems and fast charge systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:
     • customer satisfaction with these types of systems as solutions;
     • the cost, performance and reliability of our products and products offered by our competitors;
     • customer perceptions regarding the effectiveness and value of these types of systems;
     • limitations on our ability to market our small UAS products outside the United States due to U.S. government regulations;
     • obtaining timely regulatory approvals, including, with respect to our small UAS business, access to airspace and wireless spectrum; and
     • marketing efforts and publicity regarding these types of systems.
     Even if unmanned aircraft systems and fast charge systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.
If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.
     We obtain hardware components and various subsystems from a limited group of suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components or products to us. For example, L-3 Communications Holdings Inc., which is one of our competitors, and Rockwell Collins are currently the sole suppliers of our downlink transmitters/receivers and GPS modules, respectively, for several of our small UAS products, including Raven. In addition, Miller Electric is the sole supplier of the power sources for the PosiCharge ELT product line, and Bruno Bassi is the sole supplier of the PosiCharge SVS product line. We also have several sole suppliers of PosiCharge components and subsystems, such as Accurate Electronics, which supplies multiple items, including display panels and power stages. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis.
     In addition, certain raw materials and components used in the manufacture of our products are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. For example, the airframes for our small UAS are made from certain nylon composites, which experienced restrictions in available supply in 2005 due to increased worldwide demand. Similarly, the market for electronic components is subject to cyclical reductions in supply. If we are unable to obtain components from third-party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all.
Any efforts to expand our product offerings beyond our current markets may not succeed, which could negatively impact our operating results.
     We have focused on selling our small unmanned aircraft systems to the U.S. military and our fast charge systems to large industrial electric vehicle fleet operators primarily in North America. We plan, however, to seek to expand our unmanned aircraft systems sales into other government and commercial markets and our fast charge systems sales into international markets. Efforts to expand our product offerings beyond the markets that we currently serve may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.
Our failure to obtain necessary regulatory approvals from the Federal Aviation Administration or other appropriate governmental agency may prevent us from expanding the sales of our small UAS to non-military customers in the United States and require us to incur additional costs in the testing of our products.
     The Federal Aviation Administration (the “FAA”) recently issued a revised interpretation of its policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, an operator must establish the small UAS’ airworthiness through the FAA, DoD or another approved certification process. The FAA’s certification process requires that applicants demonstrate that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator of the small UAS is generally within one mile laterally and 3,000 feet vertically of the small UAS. Furthermore, the FAA’s revised interpretation states that the rules for radio-controlled hobby aircraft do not apply to public use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations, but we cannot assure you that these regulations will allow the use of our small UAS by potential civilian and commercial customers. If the FAA does not modify its regulations, we will experience increased costs to develop and test our small UAS and may not be able to expand our sales of UAS beyond our military customers to civilian and commercial users, which could harm our business prospects.
     Recently, the Defense Contract Management Agency (the “DCMA”) informed us that, under the terms of our DoD contracts, the government parties with whom we are contracting are required to obtain a certificate of authorization for flight tests of our small UAS outside of military installations. If our DoD customers are unable to obtain such a certificate, we may not be able to perform our flight tests without incurring the additional costs of transporting our small UAS products to military installations, which could impair our operating results.
The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.
     Continuing technological changes in the market for our products could make our products less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products.
     If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products could lose market share, our revenue and profits could decline, and we could experience operating losses.
We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.
     Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $16.1 million, or 12% of our revenue, in fiscal year 2006 on research and development activities and expect to continue to spend significant funds on research and development in the future. We expect to utilize a portion of the proceeds of this offering and cash flow from operations to fund our research and development, although we may also utilize borrowings or other external funding in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.
If we are unable to manage our growth, our business could be adversely affected.
     Our headcount and operations have grown rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. From January 2004 through [January 2007, we nearly doubled] the number of our employees. We anticipate further growth of headcount and facilities will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may suffer.
     For us to continue our growth, we must continue to improve our operational, financial and management information systems. If we are unable to manage our growth while maintaining our quality of service, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, then our business, prospects, financial condition or operating results could be adversely affected.

Our earnings and profit margins may decrease based on the mix of our contracts and programs and other factors related to our contracts.
     In general, we perform our production work under fixed-price contracts and our repair and customer-funded research and development work under cost-plus-fee contracts. Under fixed-price contracts, we perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts have higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed-price contracts, we expect that our operating margin will suffer. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.
Our senior management and key employees are important to our customer relationships and overall business.
     We believe that our success depends in part on the continued contributions of our senior management and key employees. We rely on our executive officers, senior management and key employees to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team and key employees have established and maintain with government defense personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. We do not have employment agreements with any of our executive officers or key employees, and these individuals could terminate their employment with us at any time. The loss of any of our executive officers, members of our senior management team or key employees could significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships and impair our ability to identify and secure new contracts and otherwise manage our business.
We must recruit and retain highly-skilled employees to succeed in our competitive business.
     We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Moreover, some of our U.S. government contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, the customer may terminate the contract.
Our business may be dependent upon our employees obtaining and maintaining required security clearances.
     Certain of our U.S. government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with DoD requirements. The DoD has strict security clearance requirements for personnel who work on classified programs. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances. To the extent we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.
Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.
     Fixed-price contracts represented approximately 69% of our revenue for the fiscal year ended April 30, 2006. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.
Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.
     Our unmanned aircraft systems rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions, and our fast charge systems and energy systems often rely upon the application of intellectual property for which there may have been little or no prior commercial application. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.
     The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our unmanned aircraft systems could result in injury, death or property damage and significantly damage our reputation and support for unmanned aircraft systems in general. While our fast charge systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Although we maintain insurance policies, we cannot assure you that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.
The operation of unmanned aircraft systems in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our unmanned aircraft systems in such environments and harm our business and operating results.
     Urban environments may present certain challenges to the operators of unmanned aircraft systems. Unmanned aircraft systems may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for unmanned aircraft systems in general. While we are aware of only one instance of an accidental collision involving an unmanned aircraft system to date, as the usage of unmanned aircraft systems has increased, particularly by military customers in urban areas of Afghanistan and Iraq, the danger of such collisions has increased. Furthermore, the number of unmanned aircraft systems that can operate simultaneously in a given geographic area is limited by the allocated frequency spectrum available. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating unmanned aircraft systems in urban environments may limit their value in such environments, which may limit demand for our unmanned aircraft systems and consequently materially harm our business and operating results.
Our quarterly operating results may vary widely.
     Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following:
     • fluctuations in revenue derived from government contracts, including cost-plus-fee contracts and contracts with a performance-based fee structure;
     • the size and timing of orders from military and other governmental agencies, including increased purchase requests from government customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our second quarter operating results;
     • the mix of products that we sell in the period;
     • seasonal fluctuations in customer demand for some of our products or services;
     • unanticipated costs incurred in the introduction of new products;
     • fluctuations in the adoption of our products in new markets;
     • changes in the level of tax credits available for research and development spending;
     • cancellations, delays or contract amendments by our governmental agency customers; and
     • changes in policy or budgetary measures that adversely affect our governmental agency customers.
     Changes in the volume of products and services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain congressional and presidential administration approval in a timely manner.
Shortfalls in available external research and development funding could adversely affect us.
     We depend on our research and development activities to develop the core technologies used in our small UAS and PosiCharge products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. Moreover, the U.S., state and local governments provide energy rebates and incentives to commercial companies, which directly impact the amount of research and development that companies appropriate for energy systems. To the extent that these energy rebates and incentives are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

Volatility and cyclicality in the market for electric industrial vehicles could adversely affect us.
     Our PosiCharge fast charge systems, which accounted for 14% of our revenue during the fiscal year ended April 30, 2006, are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to volatility as it moves in response to cycles in the overall business environment and is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.
Our fast charge business is dependent upon our relationships with battery dealers and other third parties with whom we do not have exclusive arrangements.
     To remain competitive in the market for fast charge systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery dealers for access to potential PosiCharge customers. Currently, one of our fast charge system competitors is working with a battery manufacturer to sell fast charge systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential PosiCharge customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.
We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.
     Some of our services are performed in high-risk locations, such as Iraq and Afghanistan, where the country or location is suffering from political, social or economic issues, or war or civil unrest. For example, we currently maintain a forward operating depot in Iraq, located in a U.S. government installation and typically staffed by two or three of our employees. In addition, we have occasionally had one trainer stationed in Kuwait and are obligated, pursuant to one of our contracts, to provide overseas support personnel as needed. Last year, pursuant to this contract, we had three trainers stationed overseas for a period of 30 days. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.
We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
     We operate in emerging and rapidly evolving markets, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, then we may need additional financing to pursue our business strategies, including to:
     • hire additional engineers and other personnel;
     • develop new or enhance existing products;
     • enhance our operating infrastructure;
     • fund working capital requirements;
     • acquire complementary businesses or technologies; or
     • otherwise respond to competitive pressures.

     If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders, including those acquiring shares in this offering. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Our existing line of credit contains, and future debt financing may contain, covenants or other provisions that limit our operational or financial flexibility. In addition, certain of our customers require that we obtain letters of credit to support our obligations under some of our contracts. Our existing letter-of-credit provider requires that we hold cash in an amount equal to the amount of our outstanding letters of credit as collateral. Continued access to letters of credit may be important to our ability to regain and win contracts in the future. If adequate funds are not available or are not available on acceptable terms, if and when needed, then our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance our products, or otherwise respond to competitive pressures would be significantly limited.
Our international business poses potentially greater risks than our domestic business.
     We derived an average of 3.7% of our revenue from international sales during the three fiscal years ended April 30, 2006, and in the nine months ended January 27, 2007, we derived 5.7% of our revenue from international sales. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:
     • the unavailability of, or difficulties in obtaining any, necessary governmental authorizations for the export of our UAS products to certain foreign jurisdictions;
     • changes in regulatory requirements that may adversely affect our ability to sell certain products or repatriate profits to the United States;
     • the complexity and necessity of using foreign representatives and consultants;
     • difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;
     • potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;
     • potential preferences by prospective customers to purchase from local (non-U.S.) sources;
     • general economic and political conditions in the markets in which we operate;
     • laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;
     • the imposition of tariffs, embargoes, export controls and other trade restrictions; and
     • different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.
     Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. Moreover, our sales, including sales to customers outside the United States, are denominated in dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

Potential future acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
     We intend to consider strategic acquisitions that would add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:
     • difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;
     • difficulties in supporting and transitioning customers, if any, of the target company;
     • diversion of financial and management resources from existing operations;
     • the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;
     • risks of entering new markets in which we have limited or no experience;
     • potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;
     • assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products; and
     • inability to generate sufficient revenue to offset acquisition costs.
     Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, then our existing stockholders may be diluted, which could lower the market price of our common stock. If we finance acquisitions through debt, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility. As a result, if we fail to properly evaluate acquisitions or investments, then we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.
Environmental laws and regulations and unforeseen costs could impact our future earnings.
     The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. For example, we obtain a significant number of our electronics components from companies located in East Asia, where environmental rules may be less stringent than in the United States. Over time, the countries where these companies are located may adopt more stringent environmental regulations, resulting in an increase in our manufacturing costs. Furthermore, certain environmental laws, including the U.S. Comprehensive, Environmental Response, Compensation and Liability Act of 1980, impose strict, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Although we have not yet been named a responsible party at a contaminated site, we could be named a potentially responsible party in the future. We cannot assure you that such existing laws or future laws will not have a material adverse effect on our future earnings or results of operations.
Our business and operations are subject to the risks of earthquakes and other natural catastrophic events.
     Our corporate headquarters, research and development and manufacturing operations are located in Southern California, a region known for seismic activity and wild fires. A significant natural disaster, such as an earthquake, fire or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected.
Risks Related to Our U.S. Government Contracts
We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
     As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following:
     • the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;
     • the Truth in Negotiations Act, which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;
     • the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively;
     • the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;
     • the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which UAS depend for operation and data transmission in the United States;
     • the Federal Aviation Administration, which is in the process of drafting regulations specifically for small UAS operation in the United States;
     • the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services and restrict from which countries we may purchase materials and services used in the production of certain of our products; and
     • laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.
     Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees to obtain government security clearances. Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which would harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.
Our business could be adversely affected by a negative audit by the U.S. government.
     U.S. government agencies, primarily the Defense Contract Audit Agency and the Defense Contract Management Agency, routinely audit and investigate government contractors. These agencies review a contractor’s performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also may review the adequacy of, and a contractor’s compliance with, its internal control systems and policies, including the contractor’s purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.
     We were recently audited by the DCMA with respect to our system for the care, control and accountability of government property. The DCMA identified certain corrective actions to be taken with respect to our system, which we have implemented. Although we successfully implemented these corrective actions, we cannot assure you that the DCMA will not require additional corrective actions in the future. The failure to comply with requirements for government contractors in the future would adversely affect our ability to do business with the U.S. government and could harm our business and operating results.
Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
     Some of our contracts allow the U.S. government to use, royalty-free, or have others use, inventions developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data without constraining the recipient on how those data are used. The ability of third parties to use patents and technical data for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the technical data without constraint creates the possibility that third parties may be able to use this data to compete with us, which could have a material adverse effect on our business, results of operations or financial condition.
U.S. government contracts are generally not fully funded at inception and contain certain provisions that may be unfavorable to us, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
     DoD contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program.
     As of January 27, 2007, we had funded U.S. government contract backlog of $43.2 million and estimated unfunded U.S. government contract backlog of $531.5 million. The actual receipt of revenue on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early.
     In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. Since a substantial majority of our revenue is dependent on the procurement, performance and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on our results of operations and financial condition. Termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Moreover, several of our contracts with the U.S. government do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our products may be put.

U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
     U.S. government contracts are frequently awarded only after formal, protracted competitive bidding processes and, in many cases, unsuccessful bidders for U.S. government contracts are provided the opportunity to protest contract awards through various agency, administrative and judicial channels. We derive significant revenue from U.S. government contracts that were awarded through a competitive bidding process. Much of the UAS business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the following:
     • the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;
     • the substantial cost and managerial time and effort that must be spent to prepare bids and proposals for contracts that may not be awarded to us;
     • the need to estimate accurately the resources and cost structure that will be required to service any contract we are awarded; and
     • the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the delay of our contract performance, the distraction of management, the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.
     We may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract. If we are unable to win particular contracts that are awarded through a competitive bidding process, then we may not be able to operate in the market for goods and services that are provided under those contracts for a number of years. If we are unable to win new contract awards over any extended period consistently, then our business and prospects will be adversely affected.
Risks Related to Our Intellectual Property
If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business and results of operations could be materially harmed.
     Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented, and we may be unable or may not seek to obtain patent protection for this technology. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. The laws of countries other than the United States may be even less protective of intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. If one or more of these employees leave us to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed.
     In addition, affirmatively defending our intellectual property rights and investigating whether we are pursuing a product or service development that may violate the rights of others may entail significant expense. We have not found it necessary to resort to legal proceedings to protect our intellectual property, but may find it necessary to do so in the future. Any of our intellectual property rights may be challenged by others or invalidated through administrative processes or litigation. If we resort to legal proceedings to enforce our intellectual property rights or to determine the validity and scope of the intellectual property or other proprietary rights of others, then the proceedings could result in significant expense to us and divert the attention and efforts of our management and technical employees, even if we prevail.
We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.
     We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Any claims, with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. An adverse determination also could prevent us from offering our products to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.
Risks Relating to Securities Markets and Investment in Our Stock
Our common stock has only been publicly traded since January 23, 2007 and the price of our common stock may fluctuate significantly.
     There has only been a public market for our common stock since January 23, 2007. The market prices for securities of emerging technology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including the following:
     • U.S. government spending levels, both generally and by our particular customers;
     • The volume of operational activity by the U.S. military;
     • delays in the payment of our invoices by government payment offices, resulting in potentially reduced earnings during a particular fiscal quarter;
     • announcements of new products or technologies, commercial relationships or other events relating to us or our industry or our competitors;
     • failure of any of our key products to gain market acceptance;
     • variations in our quarterly operating results;
     • perceptions of the prospects for the markets in which we compete;
     • changes in general economic conditions;
     • changes in securities analysts’ estimates of our financial performance;
     • regulatory developments in the United States and foreign countries;
     • fluctuations in stock market prices and trading volumes of similar companies;
     • news about the markets in which we compete or regarding our competitors;
     • terrorist acts or military action related to international conflicts, wars or otherwise;
     • sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; and
     • additions or departures of key personnel.

     In addition, the equity markets in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of emerging technology companies have been particularly volatile. These broad market and industry factors may affect the market price of our common stock adversely, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management’s attention and resources.
Our management, whose interests may not be aligned with yours, is able to control the vote on all matters requiring stockholder approval.
     As of January 27, 2007, our directors, executive officers and their affiliates collectively beneficially owned 10,590,054 shares, or 56.1%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may control the vote on all matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Use of Proceeds from Initial Public Offering
     The SEC declared our Registration Statement on Form S-1 effective on January 22, 2007. The underwriters were Goldman, Sachs & Co., Friedman, Billings, Ramsey & Co., Inc., Jefferies Quarterdeck, a division of Jefferies & Company, Inc., Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated and Thomas Weisel Partners LLC.
     We completed our initial public offering on January 26, 2007. All 7,705,000 shares of common stock registered under the Registration Statement, which consisted of 5,252,285 shares of common stock offered by us and 2,452,715 shares offered by certain of our stockholders, were sold at a price to the public of $17.00 per share.
     The aggregate estimated net proceeds to us were $80.5 million, after deducting payment of underwriters’ discounts and commissions and offering expenses. We have used a portion of the net proceeds to fund working capital and other general corporate purposes. The use of proceeds does not represent a material change from the use of proceeds described in the final prospectus we filed pursuant to Rule 424(b) of the Securities Act of 1933, as amended, with the SEC on January 23, 2007.
     In October, 2006, we repurchased 7,038 shares of our common stock from an individual upon termination of his employment pursuant to the terms of a repurchase agreement. The shares were repurchased for $2.37 per share. The transaction was processed as a same-day sale, and we recorded compensation expense of $12,000.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
On November 16, 2006, our stockholders holding a majority of shares then outstanding adopted resolutions by written consent authorizing our reincorporation in Delaware. The results of the voting for the stockholders who returned written consents to us is as follows:
For: 1,935,289 shares
Against: none
     On January 16, 2007, our stockholders holding a majority of shares then outstanding adopted resolutions by written consent authorizing (a) the adoption of our certificate of incorporation, bylaws and 2006 Equity Incentive Plan, (b) the classification of our board of directors and (c) entering into indemnification agreements with our directors, executive officers and key employees. The results of the voting for the stockholders who returned written consents to us is as follows:
For: 10,255,061 shares
Against: none
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS

Exhibit Number	Description
3 .1	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3 .2	Amended and Restated Bylaws of AeroVironment, Inc.
31.1	Certification of the Chief Executive Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of the Chief Executive Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of the Chief Financial Officer, as required by Section 906 of the Sarbanes-Oxley Act of 2002

*	These certifications are being furnished solely to accompany this quarterly report pursuant to 18 U.S.C. Section 1350, and are not being filed for purposes of Section 18 of the Exchange Act and are not to be incorporated by reference into any filing of AeroVironment, Inc., whether made before or after the date hereof, regardless of any general incorporation language in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 9, 2007	AEROVIRONMENT, INC.
	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chief Executive Officer and President (Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer (Principal Financial and Accounting Officer)