Form 10-K
period 2007-04-30
AeroVironment Inc
filed 2007-06-29
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended April 30, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________________ to ______________________.

Commission file number 001-33261

AEROVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware	95-2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

181 W. Huntington Drive, Suite 202
Monrovia, CA	91016
(Address of Principal Executive Offices)	(Zip Code)

Registrant's telephone number, including area code: (626) 357-9983

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐      No  ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes  ☐      No  ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑      No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer.

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐      No  ☑

The initial public offering of the registrant's shares of common stock, par value $0.0001 per share, took place on January 23, 2007, and its common stock began trading on The NASDAQ Global Market on that same date. As such, the registrant's common equity was not publicly traded as of October 27, 2006, the last business day of its most recently completed second fiscal quarter.

As of June 13, 2007, the issuer had 18,875,957 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2007, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.
INDEX TO FORM 10-K

Index

PART I

Forward-Looking Statements

This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by that Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms such as "may," "will," "should," "could," "targets," "projects," "predicts," "contemplates," "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

•	unexpected technical and marketing difficulties inherent in major research and product development efforts;

•	availability of U.S. government funding for defense procurement and research and development programs;

•	the potential need for changes in our long-term strategy in response to future developments;

•	unexpected changes in significant operating expenses, including components and raw materials;

•	changes in the supply, demand and/or prices for our products;

•	changes in the regulatory environment; and

•	general economic and business conditions in the U.S. and elsewhere in the world.

Set forth below in Item 1A. Risk Factors are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

Item 1.	Business.

Overview

We design, develop, produce and support a technologically-advanced portfolio of small unmanned aircraft systems, or UAS, that we supply primarily to organizations within the U.S. Department of Defense, or DoD, and fast charge systems for electric industrial vehicle batteries that we supply to commercial customers. We derive the majority of our revenue from these two business areas and we believe that both the small UAS and fast charge markets are in the early stages of development and have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating market opportunities.

The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. Our core technological capabilities, developed through over 35 years of innovation, include lightweight aerostructures and electric propulsion systems, efficient electric energy systems and storage, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

We are organized into three segments based on our business operations; UAS, PosiCharge Systems, and Energy Technology Center, which focuses primarily on the development of innovative, efficient electric energy technologies for internal and external customers, and also develops, produces and supports a line of electronic test equipment used for research and development activities.

Index

Our Strategy

We intend to grow our business by maintaining leadership in the growing markets for small UAS and fast charge systems and by creating new products that enable us to enter and lead new markets. Key components of this strategy include the following:

Expand our current solutions to existing and new customers.  Our small UAS and PosiCharge Systems products and services are leaders in their respective North American markets. We intend to increase the penetration of our small UAS products within the U.S. military, the military forces of allied nations and non-military U.S. customers. We believe that the increased use of our small UAS in the U.S. military will be a catalyst for increased demand by allied countries, and that our efforts to pursue new applications will help to create non-military opportunities. We similarly intend to increase the penetration of PosiCharge fast charge systems into existing and new customers in North America and globally.

Deliver innovative solutions.  Innovation is the primary driver of our growth. We plan to continue research and development efforts to enable us to satisfy our customers through better, more capable products and services, both in response to and in anticipation of their needs. We believe that by continuing to invest in research and development, we will continue to deliver innovative, new products that address market needs within and outside of our current target markets, enabling us to create new opportunities for growth.

Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel.  We have created a corporate culture that encourages innovation and an entrepreneurial spirit, which helps to attract highly-skilled professionals. We intend to nurture this culture to encourage the development of the innovative, highly technical solutions that give us our competitive advantage. A core component of our culture is the demonstration of trust and integrity in all of our interactions, contributing to a positive work environment and engendering trust among our customers.

Preserve our agility and flexibility.  We are able to respond rapidly to evolving markets and deliver new products and system capabilities quickly, efficiently and affordably. We believe that this ability helps us to strengthen our relationships with customers. We intend to maintain our agility and flexibility, which we believe to be important sources of differentiation when we compete against larger companies and competitors with more extensive resources.

Our Customers

We sell the majority of our small UAS to organizations within the DoD, and the majority of our PosiCharge Systems products to commercial customers.  The Energy Technology Center generates revenue from both government and commercial customers.  We act as a prime contractor for all of our small UAS sales to the DoD.

During our fiscal year ending April 30, 2007, approximately 56% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other services of the U.S. Military.  Other U.S. government agencies accounted for 27% of our sales revenue, while purchases by foreign and commercial customers accounted for the remaining 17% of sales revenue during our fiscal year ended April 30, 2007.

Industry Background

Small UAS

The market for our small UAS has grown significantly over the last several years due to the U.S. military's post-Cold War transformation, the demands of the global war on terrorism. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that fights through a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved observation and targeting of combat enemies who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, to small systems, such as our Raven, are an integral part of this transforming military force because they provide critical observation and communications capabilities. Because our small UAS can provide real-time observation and communication capabilities to these small units who directly control them, the market for our small UAS continues to expand. As we explore opportunities to develop new markets for our small UAS such as border

Index

surveillance and petrochemical industry infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications.

PosiCharge Systems

Our PosiCharge Systems products, including our PosiCharge fast charge systems. accessories, and installation and post-sale services, are designed to improve productivity and safety for operators of electric industrial vehicles, such as forklifts and airport ground support equipment, by improving battery and fleet management.  Electric industrial vehicles, over 100,000 of which were shipped in North America during 2006, are powered by large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds.  In multi-shift fleet operations, traditional charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift.  As a result, drivers must leave the work area when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver or dedicated battery attendant must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes, which take place every day in thousands of facilities around the world, result in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and negatively affect the battery's life.

Fast charge technology, which charges a battery with a high electrical current while the battery remains in the vehicle, eliminates the need for frequent battery changing and a dedicated battery room. This approach increases productivity, reduces operating costs and improves facility safety.  The earliest adopters of fast charge technology include the automotive and air transportation industries. Large food and retail industry customers have more recently begun to utilize fast charge technology.

Our Solutions

Small UAS

Our small UAS, including Raven, Dragon Eye, Swift, Wasp and Puma, are designed to provide valuable Intelligence, Surveillance and Reconnaissance, or ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual "warfighter," thereby increasing flexibility in mission planning and execution. Our small unmanned aircraft wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors, enabling the operator to view and capture images, during the day or at night, on a hand-held ground control unit. All of our ground control units allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and, with the exception of Dragon Eye's ground control unit, also provide for manual flight operation. These ground control units are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive graphical user interface. With the exception of Dragon Eye, all of our small unmanned aircraft operate from a common ground control unit.

All of our small UAS are designed to be man-portable, assembled without tools in less than five minutes and launched and operated by one person with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by replaceable modular battery packs that can be changed in seconds, enabling rapid return to flight. All of our small UAS can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

In military applications, our systems enable tactical leaders to observe the next corner, intersection or ridgeline in real-time. This information facilitates faster, safer movement through urban and mountainous environments and can enable troops to act on intelligence rather than react to an attack. Moreover, by providing this information, our small UAS reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for force protection, combat enemy observation and damage assessment missions. These reusable systems are easy to

Index

transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet due to our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS makes it practical for warfighters to deploy these assets directly.

Our small UAS solutions also include spare equipment, alternative payload modules, batteries, chargers, repairs and Internet-enabled customer support. We provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products. We currently maintain a forward operating depot in Iraq to support the large fleet of our small UAS deployed there. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

The U.S. Army projects its total demand for our Raven small UAS at approximately 1,900 new systems, of which we had delivered approximately 31% as of April 30, 2007. For the fiscal years ended April 30, 2007, 2006 and 2005, sales of our UAS products and services accounted for 84%, 80% and 78%, respectively, of our revenue. Our UAS sales experienced annual growth rates of 32% and 35% for the fiscal years ended April 30, 2007 and 2006, respectively, and a 33% compounded annual growth rate for the three-year period ended April 30, 2007.

Products

Each system in our small UAS portfolio typically includes three aircraft, a ground control unit and an array of spare parts and accessories.  Our small UAS portfolio consists of the following products:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)

Raven	4.5	4.2	Vertical autonomous landing capable	Electro-optical or infrared	6.0	90

Dragon Eye	3.8	5.9	Horizontal autonomous landing capable	Electro-optical or infrared	3.0	60

Swift	3.8	5.9	Horizontal autonomous landing capable	Electro-optical or infrared	3.0	60

Wasp II	1.3	0.6	Horizontal autonomous landing capable (ground or water)	Electro-optical	2.4	30

Wasp III	2.4	1.0	Horizontal autonomous landing capable (ground or water)	Electro-optical	5.0	45

Puma	8.5	12.5	Vertical autonomous landing capable (ground or water)	Dual electro-optical and infrared	6.0	150

(1)	Represents minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications.

Maintenance and Operations (Logistics)

We provide spare parts as well as repair, refurbishment and replacement services for damaged small UAS through our logistics operation. We designed our logistics operation to minimize supply chain delays and provide our customers with spare parts, replacement aircraft and support whenever and wherever they need them. We developed an Internet-accessible logistics system that provides our customers with the status of their returned products and their inventory that we help manage. This secure system also provides recent parts and repairs history and tracks usage data to enable inventory optimization forecasting. Our Simi Valley, California facility, which also serves as the primary depot for repairs and spare parts, is currently supplemented by a forward supply depot in Iraq. This support portion of our business continues to grow rapidly as the total number of hours that our small UAS are utilized increases. For the fiscal year ended April 30, 2007, our logistics operations accounted for 25% of our UAS segment revenue.

Index

Training

We provide complete training services to support all of our small UAS. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers' wide variety of training needs on both production and development stage systems.

PosiCharge Systems

Developed from our work on electric and hybrid electric vehicles and advanced battery systems in the 1990s, PosiCharge Systems products include advanced fast charge systems that eliminates frequent battery changing. PosiCharge fast charge systems quickly and safely recharge industrial vehicle batteries while they are in the vehicle during regularly scheduled breaks and other times when the vehicle is not in use, thereby maintaining a sufficient level of energy throughout the workday. By eliminating battery changing, PosiCharge fast charge systems improve supply chain productivity by returning time to the vehicle operator to complete more work. Furthermore, because of their advanced efficient energy capabilities, PosiCharge fast charge systems can reduce the amount of electricity required to support electric industrial vehicles by several hundred dollars per year per vehicle as compared to conventional battery chargers. Many customers who implement our fast charge systems in their facilities are able to re-purpose the battery changing room floor space for more productive activities and create a safer working environment, as drivers or battery attendants no longer need to exchange large, lead-acid batteries.

Developed over years of advanced battery testing and usage, the proprietary battery charging algorithms built into Posicharge fast charge systems, which are tailored to battery type, brand and size, maximize the rate at which energy is sent into the battery while minimizing heat generation and its damaging effects. We believe our work to develop these algorithms contributed to the major battery manufacturers offering battery warranties for fast charge, which provided a critical assurance to customers that fast charge systems would not harm their batteries. In combination with a weekly equalization charge that balances all the cells within the battery pack, our "intelligent" charging process enhances the performance of batteries and helps them to achieve improved operation. We believe that competetive fast charge and conventional charge systems, which lack our current and voltage regulating tailored charge algorithms and monitoring capabilities, may actually contribute to lower battery performance and lifespan over time, ultimately resulting in higher battery costs and degraded vehicle performance.

Our complete line of fast charge products enables us to design customized system solutions for each facility based on its shift schedule, workload, truck type and battery type. By customizing the system to unique customer requirements, we can help to reduce the cost of implementing and operating fast charge systems while maximizing the benefit of PosiCharge fast charge systems to our customers. Our complete solution consists of system configuration, installation, training, asset management and performance monitoring. Moreover, while fast charge technology itself provides significant operational and financial benefits to our customers, we believe that our ability to integrate the system effectively into customer operations through installation services, asset management capabilities and post-sale support increases the value proposition. We believe that this "turnkey" approach to the fast charge market represents a potential source of competitive advantage.

We project that PosiCharge Systems customers typically begin to realize cost savings when compared to battery changing within the first twelve months of operation. Operators of large fleets of electric industrial vehicles who use PosiCharge fast charge systems in multiple settings, including factories, distribution centers, cold storage facilities and airport tarmacs, include Ford Motor Company, SYSCO Corporation, Southwest Airlines and IKEA. For the fiscal years ended April 30, 2007, 2006 and 2005, sales of PosiCharge Systems products accounted for 10%, 14% and 15%, respectively, of our revenue. While our PosiCharge Systems sales experienced an annual growth rate of 27% for our fiscal year ended April 30, 2006, revenue from PosiCharge Systems sales declined approximately 12% during our fiscal year ended April 30, 2007, due primarily to weakness in the U.S. automotive industry, an early adopter of fast charge technology.  We continue to believe that the market for PosiCharge fast charge systems is young and that continued diversification of our customer base will support increased penetration of this technology into target markets.

Products

Our PosiCharge fast charge systems and support products consist of the following:

PosiCharge ELT.  ELT, our original fast charge product, is designed to safely deliver the highest current (up to 600 amps) to electric forklifts, such as counterbalance or "sit-down" trucks, used in heavy-duty applications.

Index

PosiCharge DVS.  Capable of charging either one vehicle at a time at up to 500 amps or two vehicles simultaneously at up to 320 amps each, DVS is designed to deliver lower up-front installation and ongoing utility costs when compared to other single vehicle fast chargers. Because DVS is a high-current, stand-alone system, it is capable of supporting a variety of specific charging needs, including isolated vehicles in remote areas, smaller fleets requiring smaller systems and heavy-duty applications with variable usage patterns.

PosiCharge MVS.  MVS, a multiple-port, multi-vehicle fast charge system, is designed for charging low-to-medium-duty electric industrial vehicles, such as pallet jacks, reach trucks and tow motors, in distribution, warehousing, and general manufacturing settings. Each system is capable of charging up to 16 vehicles at the same time and is designed to deliver greater cost-savings as the number of vehicles simultaneously charged increases, as compared to competitive charging systems, which are currently capable of charging only up to eight vehicles at the same time.

PosiCharge SVS.  A cost-effective, flexible fast charge solution for single vehicle applications, the SVS lin of fast change systems has a compact footprint and provides up to 500 amps of current through its single port.

PosiCharge GSE.  Ruggedized for outdoor use in extreme weather conditions, GSE is designed to deliver all the benefits of our MVS product to the airport ground support equipment market.

Accessories.  In addition to fast charge systems, we offer a variety of accessories to help our customers integrate PosiCharge into their operations. Single point, automatic watering systems ensure that battery electrolyte is maintained at an optimal level and that watering occurs at the optimal time, thereby contributing to battery health and reducing labor costs associated with manual watering. Charge indicator lights provide fleet supervisors with color codes visible from a distance that indicate the status of the battery's charge. Battery-mounted fans for use with the heaviest-duty types of vehicles keep these batteries cool to improve battery performance. Cable management options and charger stands provide customers the flexibility to install PosiCharge in the best location.

Installation and Post-Sale Services.  We offer our customers installation services for all of our PosiCharge fast charge systems. In addition, we also offer service contracts, which we typically outsource to authorized service providers located in close proximity to our customers, and we provide 24-hour technical telephone support, technician dispatch and service coordination.

Energy Technology Center

Our Energy Technology Center  produces and sells a line of advanced electric load and sink systems used to test batteries, electric motors and fuel cell systems, and provides contract engineering services to internal and external customers. In addition to generating revenue, these contract services enhance our technical skills and capabilities, enabling us to conduct internal research and development to support existing products and to create new products to satisfy new market needs.

Contract Engineering Services.  We actively pursue internal and externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers such as Lockheed Martin, the U.S. Air Force and the U.S. Army for projects that we believe have future commercial application. Contract engineering services conducted through our Energy Technology Center represent a strategic source of innovation for us. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business. Consequently, while these projects typically add to our operating margin, we are not seeking to grow this service offering at this time. A research and development program that results in a revenue-generating product is typically removed from the Energy Technology Center and organized into an existing or new product line. As a result, the revenue associated with such a product line is reported in its own segment or as part of another segment, and not as a part of the Energy Technology Center segment.

Power Processing Systems.  Our Power Processing Systems represent a mature product line of advanced electric load and sink systems that are used mainly by research and development organizations in the public and private sectors to test batteries, electric motors and fuel cell systems. Power Processing Systems customers include many of the world's largest automotive manufacturers, including General Motors, as well as departments of the U.S. government.

Index

For the fiscal years ended April 30, 2007, 2006 and 2005, sales by our Energy Technology Group accounted for 6%, 6% and 7%, respectively, of our revenue. Our Energy Technology Group's sales experienced an annual growth rate of 15% for each of our fiscal years ended April 30, 2007 and 2006, and a 15% compounded annual growth rate for the three-year period ended April 30, 2007.

Backlog

Our historical funded backlog at the dates shown consisted of the following:

	As of April 30,
	2007	2006
	(In thousands)

Funded	$60,889	$79,699

Our total backlog is comprised of funded and unfunded amounts provided in our contracts. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. We expect that one hundred percent of our funded backlog will be filled during our fiscal year ending April 30, 2008.

Our unfunded backlog at April 30, 2007 and 2006 was approximately $478 million and $555 million, respectively. We define unfunded backlog as the total remaining potential order amounts under  cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts.

Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. As described under "Government Contracting Process," a majority of our contracts do not currently obligate the U.S. government to purchase goods or services.

Financial and Other Business Information

See the Segment Data at Note 13 of our Financial Statements for additional financial information, including revenues and gross margin for each of our major business segments.

Technology, Research and Development

Technological Competence and Intellectual Property

Our company was founded by Dr. Paul B. MacCready, the Chairman of our board of directors and an internationally renowned innovator who was instrumental in creating our culture.  This culture has enabled us to attract and retain highly-motivated, talented employees and has established our reputation as an innovator. This reputation for innovation has been acknowledged through a variety of awards and special citations, including Oak Ridge National Laboratory's Small Business Innovator award in 2002, a "Cool Companies" award from Fortune Magazine in 2004, the World Technology Award for Energy in 2004, DARPA's Sustained Excellence by a Performer award in 2005 and Automotive News's PACE award in 2006.

The innovations of our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern consumer electric car (the EV1 prototype for General Motors); the world's highest flying airplane in level flight, Helios, a solar-powered UAS that reached over 96,000 feet in 2001; and, more recently, the world's first liquid hydrogen-powered UAS. The Smithsonian Institution has selected four vehicles developed by us for its permanent collection. Our history of innovation excellence is the result of our creative and skilled employees whom we encourage to innovate and develop new technologies.

Our primary areas of technological competence, UAS and efficient electric energy, represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following table highlights a number of our key technological capabilities:

Index

UAS Technology	Efficient Electric Energy Technology

• Lightweight, low speed aerostructures and propeller design	• Battery management and chemistries
• Miniaturized avionics and micro/nano unmanned aircraft systems	• Power electronics and controls
• Image stabilization and target tracking	• Lightweight electric propulsion
• Unmanned autonomous control systems	• Thermal management
• Payload integration	• High-density energy packaging
• Hydrogen propulsion systems and high-pressure-ratio turbochargers	• Electric power generation, storage and management
• Stratospheric flight operations	• Charging algorithms
• Fluid dynamics	• On/off grid controls
• System integration and optimization	• Controls integration and systems engineering
• System integration and optimization

We follow a formal process to evaluate new ideas and inventions that ultimately includes review by our intellectual property and commercialization committees to determine if a technology, product or solution is commercially feasible. The committee members are selected by our Chief Executive Officer. Currently our intellectual property committee consists of our Chief Executive Officer and Chief Financial Officer. Our commercialization committee also consists of our Chief Executive Officer and Chief Financial Officer. In addition, each of our operating segments has its own internal evaluators who determine whether potential commercialization opportunities and intellectual property developments merit review by our intellectual property or commercialization committee. A fundamental part of this process of innovation is a well-defined screening process that helps business managers identify commercial opportunities that support current or desired technological capabilities. Similarly, we manage new product and business concepts through a rigorous commercialization process that governs spending, resources, time and intellectual property considerations. An important element of our commercialization process is ensuring that our technology and business development activities are strongly linked to customer needs in attractive growth markets. Throughout the process we revalidate our customer requirement assumptions to ensure that the products and services we ultimately deliver are of high value.

As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of unmanned aircraft system and advanced energy technologies. As of April 30, 2007, we had 73 issued patents, 38 in-process patents and approximately 36 patents pending disclosure. In many cases, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve the confidentiality of such intellectual property.

The U.S. Government has licenses to our patented technology that was specifically developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes.

While our intellectual property rights in the aggregate are important to the operation of our business segments, we do not believe that any existing patent, license or other intellectual property right is of such importance that its loss or termination would have a material adverse effect on our business taken as a whole.

Research, Development and Commercialization Projects

One important aspect of our technology research and development activity is the development and commercialization of innovative solutions that we believe can become new products and open opportunities for us to enter large new markets or accelerate the growth of our current products. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, these projects will be successfully commercialized, or the level of capital expenditures they could require, which could be substantial. Four new products that we have been developing are described below.

Global Observer is a high-altitude, long-endurance UAS under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. The continuation of years of research with both our own and U.S. government sponsored developments funding, the configuration now under development is being designed to operate at 65,000 feet for a week between landings. We expect the efficiency and endurance (three to four times the longest flight time of existing fixed-wing aerial options) of this UAS to provide for dramatically

Index

lower operating and total life cycle costs for missions where persistent communications or surveillance is critical. The Global Observer platform is intended to be the equivalent of a twelve-mile-high, low-cost, redeployable satellite, providing a footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.  We continue to develop and test key systems for this platform with a high degree of success.

Switchblade.  We are developing a packaged UAS offering that is designed to deliver different payloads in different sizes and configurations based on mission requirements.  One example of this offering is a single-use, hand-held, small UAS with the ability to eliminate a target with minimal collateral damage through the detonation of an onboard explosive upon impact. This system would be launched by a single individual and operated through our standard ground control unit. This version of Switchblade is being designed to allow the operator to identify a threat using the ground control unit, lock-on to the target via visual information on the screen, and neutralize it by triggering an autonomous terminal guidance phase. We believe that recent combat experience indicates that such a capability would be of great value and could significant improve the ability to neutralize hostile elements, such as snipers, machine guns and mortar launchers.  Continued development of this system has achieved desired milestones including demonstrating dynamic target tracking and real-time aircraft course correction.

Digital Data Link.  We are developing a robust, packet-switched, digital network module designed for extremely small size, weight, power and latency requirements that would enable it to operate on our small UAS. By switching to digital technology from the current analog technology employed in our small UAS, each small UAS will be enabled to operate as an IP-addressable node on a broad, wireless network facilitating the transmission of information between and among multiple small UAS, their operators and other remote parties. Other advantages of the switch to digital technology include reduced bandwidth usage for transmissions relative to analog transmissions, resulting in the ability to simultaneously operate more small UAS in closer proximity than was previously possible.  Flight testing has successfully demonstrated this capability using our small UAS to route data, voice and video.

Architectural Wind.  Recognizing the limited options available for renewable energy generation in urban environments, our engineers and scientists are utilizing our high-efficiency electric powertrain and propeller design capabilities to create a new type of wind energy system that can be installed on buildings. The result is Architectural Wind, a small, modular wind turbine designed to take advantage of wind over buildings to provide renewable electricity in a more cost-effective manner. Initial market exploration has revealed significant interest in this product, which has a visually compelling design. A 4.8kW, early technology demonstrator system was installed on the Adventure Aquarium in Camden, New Jersey in 2007.

For the fiscal years ended April 30, 2007, 2006 and 2005, our internal research and development spending amounted to 8%, 12% and 9%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 11%, 8% and 10%, respectively, of our revenue.

Sales and Marketing

Our marketing strategy is to increase awareness of our brand among key target market segments and to associate AeroVironment with innovation, flexibility, agility and the ability to deliver reliable new technology solutions that improve operational effectiveness. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have registered the trademarks AeroVironment® and PosiCharge® and have submitted several other applications for trademark registration, including for AV, Global Observer and Architectural Wind.

Small UAS

We organize our U.S. small UAS business development team members by customer and product and have team members located in California, Colorado, Florida and Virginia, where they are in close proximity to customers they support. Supporting our business development team members are our program managers, who are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to enhance our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

Index

PosiCharge Systems

We primarily sell our PosiCharge Systems products through a dedicated, direct sales force whose members are located in Arizona, California, Georgia, Illinois, Michigan, Missouri. New York, North Carolina, Tennessee, Texas, the United Kingdom and Germany, to address their respective regions or industries efficiently. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. In addition to our direct customer sales, we also employ a regional sales team that coordinates distribution of PosiCharge fast charge systems through numerous battery dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge fast charge systems, we perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

International Sales

We are increasing our sales efforts abroad and have employees in country or have contracted with international sales representatives for our various segments in a variety of foreign markets, including Australia, Canada, East Asia, Europe and the Middle East. Our international sales accounted for approximately 5% of our revenue for the fiscal year ended April 30, 2007.

Manufacturing and Operations

We pursue a common manufacturing strategy across our product lines, focusing on rapid prototyping, supply chain management, final assembly, quality systems and testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products to produce products at reduced cost and optimize our designs for manufacturing requirements, mission capabilities and customer specifications. Within this framework, we develop our products with feedback and input from manufacturing, supply chain management, key suppliers, logistics personnel and customers. We rapidly incorporate this feedback and input into the design before tooling is finalized and full-rate production begins. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to full-rate production deliveries with high reliability, quality and yields.

We outsource certain production activities, such as the fabrication of structures and the manufacture of subassemblies and payloads, to qualified suppliers with whom we have long-term relationships. This outsourcing enables us to focus on final assembly and test processes for our products, ensuring high levels of quality and reliability. We believe that our efficient supply chain is a significant strength of our manufacturing strategy. We have forged strong relationships with our key suppliers that we believe will allow us to continue to grow our manufacturing capabilities and execute on our growth plans. We continue to expand upon our suppliers' expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See "Risk Factors — If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable then we may incur delays in manufacturing and delivery of our products, which could damage our business" for more information. All of our manufacturing operations incorporate quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

UAS Manufacturing and Operations

We have successfully developed the manufacturing infrastructure to execute production of both new small UAS products at low initial rates and high-volume, full-rate production small UAS programs. For example, in 2003, we invested in the infrastructure necessary to transition from low-rate prototype small UAS production to full-rate production, successfully increasing production from 15 aircraft per month to 200 per month in only six months to meet customer demand. By drawing upon experienced personnel from our PosiCharge and Energy Technology Center groups and levering our prior ISO certification, integrated supply chain strategy, document control systems, and process control methodologies into this new manufacturing effort, we laid the groundwork for a high volume, efficient production environment. Presently, our small UAS manufacturing is performed at our 85,000 square foot manufacturing facility established in 2005 in Simi Valley, California. This ISO 9001:2000 certified manufacturing facility is currently producing approximately 200 aircraft per month and is designed to accommodate demand up to 1,000 aircraft per month. ISO 9001:2000 refers to a set of voluntary standards for quality management systems. These standards are established by the International Organization for Standardization, or ISO, to govern quality

Index

management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

PosiCharge Systems Manufacturing and Operations

We perform final assembly and testing of our PosiCharge fast charge systems at a 20,000 square foot, ISO 9001:2000 certified facility located in Monrovia, California. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

The market for small UAS is evolving rapidly and subject to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that have and will continue to compete directly with our products. Some of these contractors have significantly more financial and other resources than we possess. Our current principal small UAS competitors include Advanced Ceramics Research, Inc., Applied Research Associates, Inc., Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator, The Boeing Company's ScanEagle and AAI Corporation's Shadow as direct competitors because they perform different missions and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future.

The primary direct competitors to PosiCharge Systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, Minit-Charger, a subsidiary of Edison International, and PowerDesigners, LLC. Some of the major industrial battery suppliers have begun to align themselves with fast charge suppliers, creating a potentially more significant source of competition.

In addition, PosiCharge Systems competes against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge fast charge systems reduces or eliminate the need for extra batteries.

Regulation

Due to the fact that we contract with the DoD and other agencies of the U.S. government, we are subject to extensive federal regulations, including the Federal Acquisition Regulations, Defense Federal Acquisitions Regulations, Truth in Negotiations Act, Foreign Corrupt Practices Act, False Claims Act and the regulations promulgated under the DoD Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances.

In addition, due to the nature of the products and services we provide, we are subject to further U.S. government regulation, including by the Federal Aviation Administration, or FAA, which regulates airspace for all air vehicles, by the National Telecommunications and Information Administration and Federal Communications Commission, which regulate the wireless communications upon which our small UAS depend, and under the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services. The FAA recently issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations.  We have engaged in discussions with the FAA to help ensure that these new regulations allow for the maximum safe utilization of our small UAS.

Index

In 2006, the Defense Contract Management Agency, or DCMA, informed us that, under the terms of our DoD contracts, the government parties with whom we are contracting are required to obtain a COA for flight tests of our small UAS outside of military restricted airspace. If our DoD customers are unable to obtain such a COA, we may not be able to perform our flight tests without incurring the additional costs of transporting our small UAS products to military installations where restricted airspace is available for testing.

Certain of these regulations carry substantial penalty provisions, including suspension or debarment from government contracting or subcontracting for a period of time if we are found to be in violation. We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

Furthermore, our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

Also in 2006, we were audited by the DCMA with respect to our system for the care, control and accountability of government property. The DCMA identified certain corrective actions to be taken with respect to our current system, which we successfully implemented.

Government Contracting Process

We sell the significant majority of our small UAS products and services as the prime contractor under contracts with the U.S. government. Certain important aspects of our government contracts are described below.

Bidding Process

We are awarded government contracts either on a sole-source basis or through a competitive bidding process. Most of our current government contracts were awarded through a competitive bidding process. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency's request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders.

Funding

The funding of U.S. government programs is subject to congressional appropriations. Although multi-year contracts may be authorized in connection with major procurements, Congress generally appropriates funds on a fiscal year basis, even though a program may continue for many years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations.

The contracts for our full-rate production UAS are funded either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven deliveries was provided through operational needs statements, as is the case currently with our initial Puma deliveries. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding will be allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Funding for these programs is approved annually.

We are currently the sole provider and prime contractor under the only three programs of record established by the DoD for small UAS.  Each of the following contracts was awarded under a program of record through a competitive bidding process:

•
Our 2005 contract for Raven B, our next generation Raven product, awarded under a U.S. Army/U.S. Special Operations Command, or SOCOM, program of record known as the Small Unmanned Aerial System program, provides for purchases of up to $333.3 million through 2010 and also allows for contract additions from the U.S. Army/SOCOM or other U.S. military services. As of April 30, 2007, orders in the amount of approximately $123.4 million had been placed with us.

Index

•
Our 2003 contract for Dragon Eye, awarded under a U.S. Marine Corps program of record known as the Small Unit Remote Scouting System, or SURSS, program, provides for purchases of up to $50.0 million through 2008. As of April 30, 2007, orders in the amount of approximately $47.8 million had been placed with us.

•
Our 2006 contract for Block III Wasp or BATMAV, awarded under a U.S. Air Force program of record known as the Beyond Line of Site, program, provides for purchases of up to $45 million over a period of five years.  As of April 30, 2007, orders in the amount of approximately $800,000 had been placed with us.

Material Government Contract Provisions

All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

•
terminate existing contracts for convenience, which affords the U.S. government the right to terminate the contract in whole or in part anytime it wants for any reason or no reason, as well as for default;

•	reduce or modify contracts or subcontracts, if its requirements or budgetary constraints change;

•	cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

•	claim rights in products and systems produced by its contractors if the contract is cost reimbursable and the contractor produces the products or systems during the performance of the contract;

•	adjust contract costs and fees on the basis of audits completed by its agencies;

•	suspend or debar a contractor from doing business with the U.S. government; and

•	control or prohibit the export of products.

Generally, government contracts are subject to oversight audits by government representatives. Provisions in these contracts permit termination, in whole or in part, without prior notice, at the government's convenience or upon contractor default under the contract. Compensation in the event of a termination, if any, is limited to work completed at the time of termination. In the event of termination for convenience, the contractor may receive a certain allowance for profit on the work performed.

Government Contract Categories

We have three types of government contracts, each of which involves a different payment methodology and level of risk related to the cost of performance. These basic types of contracts are typically referred to as fixed-price contracts, cost reimbursable contracts (including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee) and time-and-materials contracts.

In some cases, depending on the urgency of the project and the complexity of the contract negotiation, we will enter into a Letter Contract prior to finalizing the terms of a definitive fixed-price, cost reimbursable or time-and-materials definitive contract. A Letter Contract is a written preliminary contractual instrument that provides limited initial funding and authorizes us to begin immediately manufacturing supplies or performing services while negotiating the definitive terms of the procurement.

Fixed-Price.  These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will not be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the customer. Upon the U.S. government's termination of a fixed-price contract, generally we would be entitled to payment for items delivered to and accepted by the U.S. government and, if the termination is at the U.S. government's convenience, for payment of fair compensation for work performed plus the costs of settling and paying claims by any terminated subcontractors, other settlement expenses and a reasonable allowance for profit on the costs incurred.

Index

Cost Reimbursable. Cost reimbursable contracts include cost-plus-fixed fee contracts, cost-plus-award fee contracts and cost-plus-incentive fee contracts. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations, or if the costs exceed the contract funding.

•
Cost-plus-fixed fee contracts are cost reimbursable contracts that provide for payment of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract type poses less risk of loss than a fixed-price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

•
A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount (which may be zero) fixed at inception of the contract and an award amount, based upon the government's satisfaction with the performance under the contract. With this type of contract, we assume the risk that we may not receive the award fee, or only a portion of it, if we do not perform satisfactorily.

•
A cost-plus-incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.

We typically experience lower profit margins and lower risk under cost reimbursable contracts than under fixed-price contracts. Upon the termination of a cost reimbursable contract, generally we would be entitled to reimbursement of our allowable costs and, if the termination is at the U.S. government's convenience, a total fee proportionate to the percentage of work completed under the contract.

Time-and-Materials.  Under a time-and-materials contract, our compensation is based on a fixed hourly rate established for specified labor or skill categories. We are paid at the established hourly rates for the hours we expend performing the work specified in the contract. Labor costs, overhead, general and administrative costs and profit are included in the fixed hourly rate. Materials, subcontractors, travel and other direct costs are reimbursed at actual costs plus an amount for material handling. We make critical pricing assumptions and decisions when developing and proposing time-and-materials labor rates. We risk reduced profitability if our actual costs exceed the costs incorporated into the fixed hourly labor rate. One variation of a standard time-and-materials contract is a time-and-materials, award fee contract. Under this type of contract, a positive or negative incentive can be earned based on achievement against specific performance metrics.

The table below shows our revenue for the periods indicated by government contract type:

	Fiscal Year Ended
	April 30,
	2007	2006	2005

Fixed-price contracts	65%	69%	87%
Cost reimbursable contracts	34%	31%	12%
Time-and-materials contracts	1%	—%	1%

Indefinite Delivery Indefinite Quantity Contract Form

The U.S. government frequently uses indefinite delivery, indefinite quantity contracts, known as IDIQ contracts, and IDIQ-type contract forms such as cost reimbursable and fixed price contracts with multiple one-year options, to obtain fixed-price, cost reimbursable and time-and-materials contractual commitments to provide products or services over a period of time pursuant to established general terms and conditions. At the time of the award of an IDIQ contract or IDIQ-type contract, the U.S. Government generally commits to purchase only a minimal amount of products or services from the contractor to whom such contract is awarded.

After award of an IDIQ contract, the U.S. Government may issue task orders for specific services or products it needs.  The competitive process to obtain task orders under an award contract is limited to the pre-selected contractors.  If such contract has a single prime contractor, then the award of task orders is limited to that contractor.

Index

If the contract has multiple prime contractors, then the award of the task order is competitively determined among only those prime contractors.

IDIQ and IDIQ-type contracts typically have multi-year terms and unfunded ceiling amounts which enable, but do not commit, the U.S. government to purchase substantial amounts of products and services from one or more contractors.

Employees

As of April 30, 2007, we had 495 full-time employees, of whom 149 were in research and development, and engineering, 44 were in sales and marketing, 203 were in operations and 99 were general and administrative personnel.  We believe that we have a good relationship with our employees.

Other Information

AeroVironment, Inc. was originally incorporated in the State of California in July 1971 and reincorporated in Delaware in 2006.  In January 2007, we completed an initial public offering which resulted in the issuance of 5,252,285 shares of our common stock at a price of $17.00 per share, resulting in net proceeds to the Company of approximately $80.5 million, after deducting payment of underwriters' discounts and commissions and offering expenses.

Our principal executive offices are located at 181 W. Huntington Dr., Suite 202, Monrovia, California 91016.  Our telephone number is (626) 357-9983. Our website home page on the Internet is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Form 10-K.

We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the SEC. You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our web site at http://investor.avinc.com. These reports may also be obtained at the SEC's public reference room at 100 F. Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding the Company.

Item 1A.	Risk Factors.

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 83% of our revenue for the fiscal year ended April 30, 2007. The DoD, our principal U.S. government customer, accounted for approximately 80% of our revenue for the fiscal year ended April 30, 2007. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

•	changes in government programs that are related to our products and services;

•	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

•	changes in political or public support for security and defense programs;

Index

•	delays or changes in the government appropriations process;

•	uncertainties associated with the war on terror and other geo-political matters; and

•	delays in the payment of our invoices by government payment offices.

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations

Military transformation and operational levels in Afghanistan and Iraq may affect future procurement priorities and existing programs, which could limit demand for our UAS.

Following the end of the Cold War, the U.S. military began a transformation of its operational concepts, organizational structure and technologies in an effort to improve warfighting capabilities. The resulting shift in procurement priorities toward achieving these capabilities, together with the current high level of operational activity in Afghanistan and Iraq, have led to an increase in demand for our small UAS. We cannot predict whether current or future changes in priorities due to defense transformation or continuation of the current nature and magnitude of operations in Afghanistan and Iraq will afford new opportunities for our small UAS business in terms of existing, additional or replacement programs. Furthermore, we cannot predict whether or to what extent this defense transformation or current operational levels in Afghanistan or Iraq will continue. If defense transformation or operations in Afghanistan and Iraq cease or slow down, then our business, financial condition and results of operations could be impacted.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

UAS, fast charge systems and other energy technologies that we offer are sold in new and rapidly evolving markets. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Advanced Ceramics Research, Inc., Applied Research Associates, Inc., Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator, The Boeing Company's ScanEagle and AAI Corporation's Shadow as direct competitors because they perform different missions and are not hand launched and controlled, although we cannot be certain that these platforms will not

Index

become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. The primary direct competitors to our PosiCharge business are other fast charge suppliers, including Aker Wade Power Technologies LLC, Minit-Charger, a subsidiary of Edison International, and PowerDesigners, LLC, as well as industrial battery manufacturers who distribute fast charge systems from these suppliers. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for small UAS, expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS and fast charge systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we will not be able to achieve our anticipated level of growth.

For the fiscal year ended April 30, 2007, UAS and PosiCharge fast charge systems accounted for 84% and 10% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for fast charge systems is young and has not yet matured or diversified.  Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS and fast charge systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

Even if UAS and fast charge systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.

If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

We obtain hardware components and various subsystems from a limited group of suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components or products to us.  For example, L-3 Communications Holdings, which is one of our competitors, and Rockwell Collins, are

Index

currently the sole supplier of our downlink transmitters/receivers and GPS modules, respectively, of several of our small UAS provides, including Raven.  We also have several sole suppliers of PosiCharge Systems product components and subsystems. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis.

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

We have focused on selling our small UAS to the U.S. military and our fast charge systems to large industrial electric vehicle fleet operators primarily in North America. We plan, however, to seek to expand our UAS sales into other government and commercial markets and our fast charge systems sales into international markets. Efforts to expand our product offerings beyond the markets that we currently serve may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

Our failure to obtain necessary regulatory approvals from the FAA or other appropriate governmental agency may prevent us from expanding the sales of our small UAS to non-military customers in the United States and require us to incur additional costs in the testing of our products.

The FAA recently issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations, but we cannot assure you that these regulations will allow the use of our small UAS by potential non-military government and commercial customers. If the FAA does not modify its regulations, we will experience increased costs to develop and test our small UAS and may not be able to expand our sales of UAS beyond our military customers and commercial users, which could harm our business prospects.

Recently, the DCMA informed us that, under the terms of our DoD contracts, the government parties with whom we are contracting are required to obtain a COA for flight tests of our small UAS outside of restricted airspace. If our DoD customers are unable to obtain such a COA, we may not be able to perform our flight tests without incurring the additional costs of transporting our small UAS products to military installations, when restricted airspace is available for testing, which could impair our operating results.

Index

The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

Continuing technological changes in the market for our products could make our products less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors' products.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $13.9 million, or 8% of our revenue, in our fiscal year ended April 30, 2007 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

If we are unable to manage our growth, our business could be adversely affected.

Our headcount and operations have grown rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. From January 2004 through April 2007, we more than doubled the number of our employees. We anticipate further growth of headcount and facilities will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may suffer.

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

Index

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

Fixed-price contracts represented approximately 65% of our revenue for the fiscal year ended April 30, 2007. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Our UAS rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions, and our fast charge systems and energy systems often rely upon the application of intellectual property for which there may have been little or no prior commercial application. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have

Index

been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for UAS in general. While our fast charge systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Although we maintain insurance policies, we cannot assure you that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.

The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.

Urban environments may present certain challenges to the operators of UAS. UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS in general. While we are aware of only one instance of an accidental collision involving an UAS to date, as the usage of UAS has increased, particularly by military customers in urban areas of Afghanistan and Iraq, the danger of such collisions has increased. Furthermore, the number of UAS that can operate simultaneously in a given geographic area is limited by the allocated frequency spectrum available. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and consequently materially harm our business and operating results.

Our quarterly operating results may vary widely.

Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following:

•	fluctuations in revenue derived from government contracts, including cost-plus-fee contracts and contracts with a performance-based fee structure;

•
the size and timing of orders from military and other governmental agencies, including increased purchase requests from government customers for equipment and materials in connection with the U.S. government's fiscal year end, which may affect our quarterly operating results;

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

Index

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

We depend on our research and development activities to develop the core technologies used in our small UAS and PosiCharge products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies' financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. Moreover, the U.S., state and local governments provide energy rebates and incentives to commercial companies, which directly impact the amount of research and development that companies appropriate for energy systems. To the extent that these energy rebates and incentives are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

Volatility and cyclicality in the market for electric industrial vehicles could adversely affect us.

Our PosiCharge Systems products, which accounted for 10% of our revenue during the fiscal year ended April 30, 2007, are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to volatility as it moves in response to cycles in the overall business environment and it is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.

Our fast charge business is dependent upon our relationships with battery dealers and other third parties with whom we do not have exclusive arrangements.

To remain competitive in the market for fast charge systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery dealers for access to potential PosiCharge Systems customers. Currently, several of our fast charge system competitors are working with battery manufacturers to sell fast charge systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential PosiCharge Systems customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in high-risk locations, such as Iraq and Kuwait, where the country or location is suffering from political, social or economic issues, or war or civil unrest. For example, we currently maintain a forward operating depot in Iraq, located in a U.S. government installation and typically staffed by three of our employees. In addition, we have occasionally had trainers temporarily assigned in Kuwait. During the last fiscal year, we had five trainers assigned in Kuwait for a period of 30 days. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

Index

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

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Our existing line of credit contains, and future debt financing may contain, covenants or other provisions that limit our operational or financial flexibility. In addition, certain of our customers require that we obtain letters of credit to support our obligations under some of our contracts.

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

We derived approximately 5% of our revenue from international sales during the three fiscal years ended April 30, 2007.  We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

•	the unavailability of, or difficulties in obtaining any, necessary governmental authorizations for the export of our UAS products to certain foreign jurisdictions;

•	changes in regulatory requirements that may adversely affect our ability to sell certain products or repatriate profits to the U.S.;

•	the complexity and necessity of using foreign representatives and consultants;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

•	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

•	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

•	general economic and political conditions in the markets in which we operate;

•	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

Index

•	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

•	different and changing legal and regulatory requirements in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. Moreover, our sales, including sales to customers outside the U.S., are denominated in dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

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

•	risks of entering new markets in which we have limited or no experience;

•	potential loss of key employees, customers and strategic alliances from either our current business or the target company's business;

•	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's products; and

•	inability to generate sufficient revenue to offset acquisition costs.

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

Index

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

•
the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which UAS depend for operation and data transmission in the U.S.;

•	the Federal Aviation Administration, which is in the process of drafting regulations specifically for small UAS operation in the U.S.;

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

Index

Our business could be adversely affected by a negative audit by the U.S. government.

U.S. government agencies, primarily the Defense Contract Audit Agency, or DCAA, and the DCMA, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

During our fiscal year ended April 30, 2007, we were audited by the DCMA with respect to our system for the care, control and accountability of government property. The DCMA identified certain corrective actions to be taken with respect to our system, which we have implemented. Although we successfully implemented these corrective actions, we cannot assure you that the DCMA will not require additional corrective actions in the future. The failure to comply with requirements for government contractors in the future would adversely affect our ability to do business with the U.S. government and could harm our business and operating results.

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

As of April 30, 2007, we had funded U.S. government contract backlog of $60.9 million and estimated unfunded U.S. government contract backlog of $478 million. The actual receipt of revenue on awards included in backlog may never occur or may change because a program schedule could change or the program could be canceled, or a contract could be reduced, modified or terminated early.

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, at the government's convenience or for contractor default. Since a substantial majority of our revenue is dependent on the procurement, performance and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on our results of operations and financial condition. Termination arising out of our default could expose us to liability and have a material adverse effect on our ability to re-compete for future contracts and orders. Moreover, several of our contracts with the U.S. government do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our products may be put.

Index

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

Risks Related to Our Intellectual Property

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business, financial condition, and results of operations could be materially harmed.

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

Index

We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time-consuming and limit our ability to use certain technologies in the future.

We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Any claims, with or without merit, could be time-consuming and expensive, and could divert our management's attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to obtain a license from the third party asserting the claim on commercially reasonable terms, if at all, that we would be able to develop alternative technology on a timely basis, if at all, or that we would be able to obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. An adverse determination also could prevent us from offering our products to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.

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

There has only been a public market for our common stock since January 23, 2007. The market prices for securities of emerging technology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including the following:

•	U.S. government spending levels, both generally and by our particular customers;

•	The volume of operational activity by the U.S. military;

•	delays in the payment of our invoices by government payment offices, resulting in potentially reduced earnings during a particular fiscal quarter;

•	announcements of new products or technologies, commercial relationships or other events relating to us or our industry or our competitors;

•	failure of any of our key products to gain market acceptance;

•	variations in our quarterly operating results;

•	perceptions of the prospects for the markets in which we compete;

•	changes in general economic conditions;

•	changes in securities analysts' estimates of our financial performance;

•	regulatory developments in the U.S. and foreign countries;

•	fluctuations in stock market prices and trading volumes of similar companies;

•	news about the markets in which we compete or regarding our competitors;

•	terrorist acts or military action related to international conflicts, wars or otherwise;

•	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; and

•	additions or departures of key personnel.

Index

In addition, the equity markets in general, and Nasdaq in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies. Further, the market prices of securities of emerging technology companies have been particularly volatile. These broad market and industry factors may affect the market price of our common stock adversely, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Our management, whose interests may not be aligned with yours, is able to control the vote on all matters requiring stockholder approval.

As of June 15, 2007, our directors, executive officers and their affiliates collectively beneficially owned 10,294,190 shares, or approximately 52%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may control the vote on all matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.	Unresolved Staff Comments.

Not Applicable.

Item 2.	Properties.

All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2010. We have several other leased facilities in Monrovia that house our PosiCharge and Energy Technology Center businesses. These facilities have total square footage of approximately 64,000 square feet and leases that expire between the end of 2007 and 2010.

Our principal UAS facilities are located in Simi Valley, California. They currently consist of an 85,000 square foot research and development, manufacturing and logistics facility, the lease for which expires in 2009, a 26,000 square foot dedicated research and development facility, the lease for which expires in October 2007, and a new 105,000 square foot manufacturing, research and development facility, the lease for which expires in 2012.  We expect to move much of our UAS research and development and administrative operations to the new facility by late 2007.

We additionally have small leased offices in Arizona, Florida, Hawaii and Virginia for training, business development and sales, and lease arrangements with several test flight fields in California. We believe that our current leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.	Legal Proceedings.

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.	Submission of Matters to a Vote of Securities Holders.

No matters were submitted during the fourth quarter of our fiscal year ending April 30, 2007 to a vote of security holders through solicitation of proxies or otherwise.

Index

Part II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On January 23, 2007, our common stock was listed on The NASDAQ Global Market under the symbol "AVAV."  Prior to January 23, 2007, there was no established trading market for our common stock.  The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from January 23, 2007 through April 30, 2007.  The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low

Fiscal Year Ended April 30, 2007
January 23, 2007 – January 27, 2007	$26.22	$22.60
Fourth Quarter	24.50	20.50

On June 13, 2007, the closing sales price of our common stock as reported on the NASDAQ Global Market was $22.01 per share.  As of June 13 2007, there were approximately 52 holders of record of our common stock.

Dividends

We currently intend to retain all future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our debt agreement prohibits us from paying any dividends to our stockholders. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, contractual restrictions and such other factors as our board of directors deems relevant.

Stock Price Performance Graph

The following graph sets forth the total cumulative stockholder return on our common stock since our initial public offering beginning on January 23, 2007 as compared to the Russell 2000 Index and the SPADES Index. This graph assumes a $100 investment in the Company's common stock at our initial public offering price of $17.00 per share. Historical stock performance is not necessarily indicative of future price performance.

Index

The following table shows the value of $100 invested on January 23, 2007 in AeroVironment Inc., the Russell 2000 Index, and the SPADES Index.

	Performance Graph Table ($)
	January 23, 2007	January 31, 2007	February 28, 2007	March 30, 2007	April 30, 2007
AeroVironment, Inc.	100	135	125	134	126
Russell 2000 Index	100	103	102	103	105
SPADES Index	100	103	103	104	108

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Factual material was obtained from sources believed to be reliable, but the Company is not responsible for any errors or omissions contained therein. No portions of this graph shall be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act through any general statement incorporating by reference in its entirety the report in which this graph appears, except to the extent that we specifically incorporate this graph or a portion of it by reference. In addition, this graph shall not be deemed filed under either the Securities Act or the Exchange Act.

Use of Proceeds from Initial Public Offering

The Securities & Exchange Commission, or SEC, declared our Registration Statement on Form S-1 effective on January 22, 2007. The underwriters were Goldman, Sachs & Co., Friedman, Billings, Ramsey & Co., Inc., Jefferies Quarterdeck, a division of Jefferies & Company, Inc., Raymond James & Associates, Inc., Stifel, Nicolaus & Company, Incorporated and Thomas Weisel Partners LLC.

We completed our initial public offering on January 26, 2007. All 7,705,000 shares of common stock registered under the Registration Statement, which consisted of 5,252,285 shares of common stock offered by us and 2,452,715 shares offered by certain of our stockholders, were sold at a price to the public of $17.00 per share.

The aggregate estimated net proceeds to us were $80.5 million, after deducting payment of underwriters' discounts and commissions and offering expenses. The use of proceeds have been consistent with the use of proceeds described in the final prospectus we filed with the SEC pursuant to Rule 424(b) of the Securities Act of 1933, as amended, on January 23, 2007.

Item 6.	Selected Consolidated Financial Data

The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K in order to understand fully factors that may affect the comparability of the financial data presented below.

	Year Ended April 30,
	2007	2006	2005	2004	2003
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$173,721	$139,357	$105,155	$47,680	$45,817
Net income	$20,718	$11,208	$14,570	$2,171	$541

Earnings per common share:
Basic	$1.39	$0.86	$1.15	$0.19	$0.05
Diluted	$1.22	$0.75	$1.05	$0.18	$0.04
Weighted average common shares outstanding (basic):	$14,947	$13,012	$12,675	$11,539	$11,583
Weighted average common shares outstanding (diluted):	$16,992	$14,874	$13,847	$12,094	$12,040
Balance Sheet Data
Total assets	$168,177	$64,950	$50,440	$26,464	$14,385
Long-term obligations	$541	$2,617	$1,500	$1,000	$422

Index

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with the our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements.  Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 16, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview

We design, develop, produce and support a technologically-advanced portfolio of small unmanned aircraft systems, or UAS, that we supply primarily to organizations within the U.S. Department of Defense, or DoD, and fast charge systems for electric industrial vehicle batteries that we supply to commercial customers. We derive the majority of our revenue from these two business areas and we believe that both the small unmanned aircraft systems, or UAS, and fast charge markets are in the early stages of development and have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating market opportunities.

The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. Our core technological capabilities, developed through over 35 years of innovation, include lightweight aerostructures and electric propulsion systems, efficient electric energy systems and storage, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

We are organized into three segments based on our business operations; UAS, PosiCharge Systems, and Energy Technology Center, which focuses primarily on the development of innovative, efficient electric energy technologies for internal and external customers, and also markets a line of electronic test equipment used for research and development activities.

Revenue

We generate our revenue primarily from the sale and support of our small UAS and PosiCharge solutions. Support for our small UAS customers includes training, customer support and product repair and replacement work, which we refer to collectively as our logistics operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government and most of our PosiCharge revenue from sales and service to commercial customers. We also generate revenue from our Energy Technology Center through the provision of contract development and engineering services, the sale of our power processing systems and license fees.

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

Research and Development Expense

Research and development, or R&D, is an integral part of our business model. We conduct significant internally funded research and development and anticipate that research and development expense will continue to increase in absolute dollars for the foreseeable future. Our UAS research and development activities focus specifically on creating capabilities that support our existing small UAS product portfolio as well as new UAS platforms. These activities are funded both externally by customers and internally. In addition, we currently have a number of potential products in various stages of development and commercialization within our research and development program.

Index

Selling, General and Administrative

Our selling, general and administrative expenses, or SG&A, include salaries and other expenses related to selling, marketing and proposal activities, and other administrative costs.  SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Other Income and Expenses

Other income and expenses includes interest income and interest expense.

Income Tax Expense

Beginning in the fiscal year ended April 30, 2005, our effective tax rates were substantially lower than the statutory rates primarily due to research and development tax credits. The federal research and development tax credit expired in December 2005, but was reinstated for two years beginning retroactively on January 1, 2006.

Critical Accounting Policies and Estimates

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S.. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, our supplemental executive retirement plan, self-insured liabilities, accounting for stock-based awards, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. See Note 1 of the Notes to Consolidated Financial Statements for our Organization and Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business or market conditions.

The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. These contracts may be fixed-price or cost-reimbursable. We consider all contracts for treatment in accordance with Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, "Revenue Arrangements with Multiple Deliverables," or EITF 00-21. EITF 00-21 provides for deferral to higher authoritative guidance, including American Institute of Certified Public Accountants Statement of Position 81-1, "Accounting for Performance of Construction-Type and Certain Production-Type Contracts, " or SOP 81-1, under which the majority of our contracts are properly accounted for. Contracts which provide for multiple deliverables to which SOP 81-1 does not apply are accounted for in accordance with the provisions of EITF 00-21.

Revenue from product sales not under contractual arrangement is recognized at the time title and the risk and rewards of ownership pass, which typically occurs when the products are shipped and collection is reasonably assured.

Index

Revenue and profits on fixed-price contracts are recognized using percentage-of-completion methods of accounting. Revenue and profits on fixed-price production contracts, whose units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices, or the units-of-delivery method. Revenue and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract, or the cost-to-cost method. Under percentage-of-completion methods of accounting, a single estimated total profit margin is used to recognize profit for each contract over its entire period of performance, which can exceed one year. Accounting for revenue and profits on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (A) the total estimated contract revenue, less (B) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (X) the current estimated total profit margin multiplied by the cumulative sales recognized, less (Y) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenue, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded in the program cost.

 Revenue and profits on cost-reimbursable type contracts are recognized as costs are incurred on the contract, at an amount equal to the costs plus the estimated profit on those costs. The estimated profit on a cost-reimbursable contract is generally fixed or variable based on the contractual fee arrangement.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Revenue on arrangements that are not within the scope of SOP 81-1 are recognized in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."

Inventories and Reserve for Excess and Obsolescence

Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-downs if actual market conditions are less favorable than those projected by our management.

Supplemental Executive Retirement Plan Obligation

We maintained a supplemental executive retirement plan, or SERP, which is a non-qualified defined benefit plan for Dr. MacCready, our founder and Chairman of our board of directors until January 23, 2007. The plan was non-contributory and non-funded. Pension expense was determined using various actuarial cost methods to estimate the total benefits ultimately payable to the plan beneficiary, and this amount was accrued as a liability on our balance sheet until termination of the SERP. We reviewed the actuarial assumptions used to calculate pension costs annually. In January, the SERP terminated without any payment or promise of future payment to Dr. MacCready, which resulted in a reversal of the related accrued expense of approximately $2.2 million for the fiscal year ended April 30, 2007.

Index

Self-Insured Liability

We are self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. We estimate a liability for claims filed and incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us. We perform an annual evaluation of this policy and have determined that for all prior years during which this policy has been in effect there have been cost advantages to this policy, as compared to obtaining commercially available employee medical insurance. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

Income Taxes

We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. We currently have significant deferred assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends on our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors, which may result in recording a valuation allowance against those deferred tax assets.

Fiscal Periods

Our fiscal year ends on April 30 and our fiscal quarters end on the last Saturday of July, October and January.

Results of Operations

The following table sets forth certain historical consolidated income statement data expressed in dollars (in thousands) and as a percentage of revenue for the periods indicated. Certain amounts may not calculate due to rounding.

	Fiscal Year Ended April 30,
	2007		2006		2005

Revenue	$173,721	100%	$139,357	100%	$105,155	100%
Cost of sales	105,239	61%	82,598	59%	58,549	56%
Gross margin	68,482	39%	56,759	41%	46,606	44%
Research and development	13,940	8%	16,098	12%	9,799	9%
Selling, general and administrative	24,041	14%	24,810	18%	16,733	16%
Income from operations	30,501	18%	15,851	12%	20,074	19%
Interest income	1,707	1%	333	0%	61	0%
Interest expense	(6)	0%	(127)	0%	(110)	0%
Income before income taxes	32,202	19%	16,057	12%	20,025	19%
Income tax expense	11,484	7%	4,849	3%	5,455	5%
Net income	$20,718	12%	$11,208	8%	$14,570	14%

Our operating segments are UAS, PosiCharge Systems and our Energy Technology Center. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, selling, general and administrative, and general overhead resources are shared across our segments.

Index

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)

Revenue:
UAS	$146,538	$111,104	$82,249
PosiCharge Systems	17,575	19,928	15,642
Energy Technology Center	9,608	8,325	7,264
Total	$173,721	$139,357	$105,155

Gross margin:
UAS	$57,591	$44,558	$37,235
PosiCharge Systems	6,096	8,062	5,846
Energy Technology Center	4,795	4,139	3,525
Total	$68,482	$56,759	$46,606

Fiscal Year Ended April 30, 2007 Compared to Fiscal Year Ended April 30, 2006

Revenue. Revenue for the fiscal year ended April 30, 2007 was $173.7 million, as compared to $139.4 million for the fiscal year ended April 30, 2006, representing an increase of $34.3 million, or 25%. UAS revenue increased $35.4 million to $146.5 million for the fiscal year ended April 30, 2007, largely due to increases in UAS product sales, services and customer-funded R&D.  The increase in product sales resulted from higher manufacturing volume associated with our progression to full-rate production resulting from the completion of customer testing and evaluation of our Raven B product. PosiCharge Systems revenue decreased by $2.3 million to $17.6 million for the fiscal year ended April 30, 2007, primarily due to a reduction in installations of our PosiCharge Systems products among automotive customers.  Energy Technology Center revenue increased by $1.3 million to $9.6 million in the fiscal year ended April 30, 2007, primarily due to higher sales of power processing test equipment.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2007 was $105.2 million, as compared to $82.6 million for the fiscal year ended April 30, 2006, representing an increase of $22.6 million, or 27%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $22.4 million and higher Energy Technology Center cost of sales of $0.6 million, partially offset by lower PosiCharge Systems cost of sales of $0.4 million. The increase in UAS cost of sales was largely due to growth in our UAS product deliveries, increased logistics services, and an increase in customer-funded Research and Development.  The increase in Energy Technology Center cost of sales primarily reflects an increase in sales of our power processing test equipment.

Gross Margin. Gross margin for the fiscal year ended April 30, 2007 was $68.5 million, as compared to $56.7 million for the fiscal year ended April 30, 2006, representing an increase of $11.8 million, or 21%. As a percentage of revenue, gross margin decreased  from 41% to 39%.  UAS gross margin increased $13.0 million to $57.6 million for the fiscal year ended April 30, 2007. As a percentage of revenue, gross margin for UAS decreased from 40% to 39%.  PosiCharge Systems gross margin decreased $2.0 million to $6.1 million for the fiscal year ended April 30, 2007, due to lower sales volume and higher manufacturing support costs.  As a percentage of revenue, PosiCharge Systems gross margin decreased from 41% to 35%. Energy Technology Center gross margin increased $0.7 million to $4.8 million for the fiscal year ended April 30, 2007, primarily due to higher sales of power processing test equipment. As a percentage of revenue, Energy Technology Center gross margin was 50% for the fiscal years ended April 30, 2007 and April 30, 2006.

Research and Development. R&D expense for the fiscal year ended April 30, 2007 was $13.9 million, or 8% of revenue, which was lower than R&D expense of $16.1 million, or 12% of revenue, for the fiscal year ended April 30, 2006 primarily due to a shift of engineering resources to customer-funded R&D work.  Customer-funded R&D work for the fiscal year ended April 30, 2007 increased $7.7 million, or 66%, to $19.4 million.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2007 was $24.0 million, or 14% of revenue, which included the reversal of expenses associated with the SERP of $2.2 million. Excluding the effect of the SERP on SG&A for both fiscal years, SG&A expense increased to $26.2 million, or 15%

Index

of revenue for our fiscal year ended April 30, 2007, compared to SG&A expense of  $22.6 million, or 16% of revenue, in the fiscal year ended April 30, 2006. The increase in SG&A expense of $3.7 million was caused primarily by the addition of administrative and marketing infrastructure necessary to continue to grow our business.

Income Tax Expense. Our effective income tax rate was 35.7% for the fiscal year ended April 30, 2007, as compared to 30.2% for the fiscal year ended April 30, 2006. This increase was largely due to lower federal research and development tax credits as a percentage of revenue.

Fiscal Year Ended April 30, 2006 Compared to Fiscal Year Ended April 30, 2005

Revenue.  Revenue for the fiscal year ended April 30, 2006 was $139.4 million, as compared to $105.2 million for the fiscal year ended April 30, 2005, representing an increase of $34.2 million, or 33%. UAS revenue increased $28.9 million to $111.1 million for the fiscal year ended April 30, 2006, largely due to the continued growth of our logistics operations, which were launched in the fiscal year ended April 30, 2005 and accounted for $20.1 million of the increase in UAS revenue. The remaining increase in UAS revenue of $8.8 million was due to an increase in product sales. PosiCharge Systems revenue increased by $4.3 million to $19.9 million for the fiscal year ended April 30, 2006 primarily due to acceptance of PosiCharge into multiple facilities operated by one of our existing customers. Energy Technology Center revenue increased by $1.1 million to $8.3 million in the fiscal year ended April 30, 2006, primarily due to an increase in sales of power processing test equipment.

Cost of Sales.  Cost of sales for the fiscal year ended April 30, 2006 was $82.6 million, as compared to $58.5 million for the fiscal year ended April 30, 2005, representing an increase of $24.1 million, or 41%. The increase in cost of sales was caused by higher UAS cost of sales of $21.5 million, higher PosiCharge Systems cost of sales of $2.1 million, and higher Energy Technology Center cost of sales of $0.4 million. The increase in UAS cost of sales was largely due to a full year of our logistics activities. The increase in PosiCharge Systems cost of sales was primarily due to the continued adoption of our fast charge systems.

Gross Margin.  Gross margin for the fiscal year ended April 30, 2006 was $56.8 million, as compared to $46.6 million for the fiscal year ended April 30, 2005, representing an increase of $10.2 million, or 22%. UAS gross margin increased $7.3 million to $44.6 million for the fiscal year ended April 30, 2006. As a percentage of revenue, gross margin for UAS decreased from 45% to 40%, largely due to a reduction in pricing on UAS production orders in the fiscal year ended April 30, 2006 and an increase in cost-plus-fee contracts relative to fixed-price contracts, the former of which tend to have lower gross margins, as described more fully in "Government Contracting Process." The lower pricing also reflected the pass-through of manufacturing cost efficiencies to our customers. PosiCharge Systems gross margin increased $2.2 million to $8.1 million for the fiscal year ended April 30, 2006, due to the increase in sales volume. As a percentage of revenue, PosiCharge Systems gross margin increased from 37% to 40% for the fiscal year ended April 30, 2006, due to the achievement of direct and indirect cost efficiencies coincident with higher sales volume. Energy Technology Center gross margin increased $0.6 million to $4.1 million for the fiscal year ended April 30, 2006, primarily due to increased sales of power processing test equipment. As a percentage of revenue, Energy Technology Center gross margin increased from 49% to 50% for the fiscal year ended April 30, 2006, primarily due to the higher sales mix of equipment sales compared to customer-funded research and development work.

Research and Development.  R&D expense for the fiscal year ended April 30, 2006 was $16.1 million (or 12% of revenue), compared to R&D expense of $9.8 million (or 9% of revenue) for the fiscal year ended April 30, 2005. The increase in R&D expense reflected our investment in improvement and expansion of existing product lines and development of new product opportunities.

Selling, General and Administrative.  SG&A expense for the fiscal year ended April 30, 2006 was $24.8 million (or 18% of revenue), compared to SG&A expense of $16.7 million (or 16% of revenue) in the fiscal year ended April 30, 2005. The increase in SG&A expense of $8.1 million was caused primarily by the added administrative and marketing infrastructure necessary to support the growth in our business volume and to enhance the documentation of our internal controls. Further, the increase in SG&A expense partially reflects the lag in SG&A infrastructure growth relative to the revenue growth we experienced in the fiscal year ended April 30, 2005. As a percentage of revenue, SG&A expense increased to 18% in the fiscal year ended April 30, 2006, primarily due to the establishment of a supplemental executive retirement plan for Dr. MacCready, our founder and Chairman of our board of directors. The expense associated with this plan was $2.2 million (or 2% of revenue) in 2006.

Income Tax Expense.  Our effective income tax rate was 30.2% for the fiscal year ended April 30, 2006, as compared to 27.2% for the fiscal year ended April 30, 2005. The increase was due to a reduction in the federal research and development tax credit computed based on the expiration of the tax credit on December 31, 2005. The

Index

tax credit was reinstated for two years beginning retroactively on January 1, 2006. Consequently, we made an adjustment to our effective tax rate in the fiscal period during which the tax credit was reinstated, the quarter ended January 27, 2007.

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

Cash Flows

The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2007	2006	2005
	(In thousands)

Net cash provided by operating activities	$15,022	$13,353	$8,644
Net cash used in investing activities	$91,348	$4,190	$3,533
Net cash provided by (used in) financing activities	$81,858	$(3,835)	$1,639

Cash Provided by Operating Activities. Net cash provided by operating activities for the fiscal year ended April 30, 2007 increased by $1.6 million to $15.0 million, compared to net cash provided by operating activities of $13.4 million for the fiscal year ended April 30, 2006. This increase in net cash provided by operating activities was primarily due to higher net income of $9.5 million, lower deferred taxes of $2.3 million, and higher depreciation costs of $0.9 million partially offset by increased working capital needs of $6.8 million and the reversal of the prior year SERP of $4.4 million.

Net cash provided by operating activities for the fiscal year ended April 30, 2006 increased by $4.8 million to $13.4 million, compared to $8.6 million for the fiscal year ended April 30, 2005. The increase in net cash provided by operating activities was primarily due to improved working capital of $9.2 million, an accrual for long-term retirement costs of $2.2 million and increased depreciation and amortization of $0.9 million, partially offset by lower net income of $3.3 million. Accounts receivable was higher at April 30, 2006 than at April 30, 2005, primarily due to overall higher sales volume for the fiscal year ended April 30, 2006. Inventories were roughly the same at April 30, 2006 and at April 30, 2005.

Index

Cash Used in Investing Activities. Net cash used in investing activities was $91.3 million for the fiscal year ended April 30, 2007, compared to $4.2 million for the fiscal year ended April 30, 2006. During the fiscal year ended April 30, 2007, we invested cash in tax-exempt municipal securities totaling $88.3 million.  In addition, during the fiscal year ended April 30, 2007 and April 30, 2006, we used cash to purchase property and equipment totaling $3.0 million and $4.2 million, respectively.

Net cash used in investing activities increased $0.7 million to $4.2 million for the fiscal year ended April 30, 2006, compared to $3.5 million for the fiscal year ended April 30, 2005. The increase in net cash used in investing activities was primarily due to increased purchases of property and equipment of $0.6 million, primarily for the expansion of our UAS business.

Cash Provided by Financing Activities. Net cash provided by financing activities increased $85.7 million to $81.9 million for the fiscal year ended April 30, 2007, compared to net cash used by financing activities of $3.8 million for the fiscal year ended April 30, 2006.  During the fiscal year ended April 30, 2007, we received net proceeds from our initial public offering of $80.5 million. Long-term debt payments, net of borrowings, during the fiscal year ended April 30, 2007 decreased by $2.5 million, compared to the fiscal year ended April 30, 2006. In addition, we fulfilled the delivery terms outlined in a standby letter of credit that allowed us to release $1.1 million of restricted cash.

Net cash used in financing activities increased $5.4 million to $3.8 million for the fiscal year ended April 30, 2006, compared to net cash provided by financing activities of $1.6 million for the fiscal year ended April 30, 2005. The increase in net cash used in financing activities was primarily due to paying down our long term debt of $2.0 million and the transfer of $1.5 million to restricted cash to secure standby letters of credit established for the benefit of our customers, partially offset by no debt borrowings and a decrease of $0.6 million received from stock option exercises. At April 30, 2006, as a result of our strategy to pay down debt, we had no long term debt.

 Line of Credit and Term Loan Facilities

We have a revolving line of credit with a bank, under which we may borrow up to $16.5 million. Borrowings bear interest at the bank's prime commercial lending rate, which was 8.25% as of April 30, 2007. The line of credit is secured by substantially all of our assets. All principal plus accrued but unpaid interest on the line of credit is due August 31, 2007. We had no outstanding balance on the line of credit as of April 30, 2007.

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2007:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)

Operating lease obligations	$9,016	$2,646	$4,268	$1,961	$141
Purchase obligations(1)	24,288	24,288	—	—	—

Total	$33,304	$26,934	$4,268	$1,961	$141

(1)	Consists of all non-cancelable purchase orders as of April 30, 2007.

We have entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of April 30, 2007, we had standby letters of credit totaling $389,000 without any claims against such letters of credit. These letters of credit expire upon release by the customer.

Off-Balance Sheet Arrangements

As of April 30, 2007, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Index

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

In February 2006, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, or SFAS 155.  SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109, or FIN 48, which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for years beginning after December 15, 2006, and we will be required to adopt FIN 48 on May 1, 2007. We do not anticipate the adoption of FIN 48 will have a material effect on our consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS 157, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. We do not anticipate the adoption of SFAS 157 will have a material effect on our consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, or SFAS 159, which is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. We do not anticipate the adoption of SFAS 159 will have a material effect on our consolidated financial position, results of operations or cash flows

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

Index

Item 8.	Financial Statements and Supplementary Data.

AeroVironment, Inc.

Audited Consolidated Financial Statements

Index to Consolidated Financial Statements and Supplementary Data

Supplementary Data

Financial Statement Schedule: Schedule II – Valuation and Qualifying Accounts	63

All other schedules are omitted because they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of

AeroVironment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2007 and 2006, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, AeroVironment, Inc. and subsidiaries changed their method of accounting for Share-Based Payment in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on May 1, 2006.

/s/ Ernst & Young LLP

Los Angeles, California
June 27, 2007

Index

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$20,920	$15,388
Restricted cash	389	1,532
Short-term investments	88,325	—
Accounts receivable, net of allowance for doubtful accounts of $149 at April 30, 2007 and $86 at April 30, 2006	7,691	21,582
Unbilled receivables and retentions	26,494	4,843
Inventories, net	14,015	11,453
Deferred income taxes	1,730	1,261
Prepaid expenses and other current assets	1,504	621
Total current assets	161,068	56,680
Property and equipment, net	6,229	6,098
Deferred income taxes	761	2,053
Other assets	119	119
Total assets	$168,177	$64,950

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,024	$8,521
Wages and related accruals	8,942	8,450
Customer advances	139	9,031
Income taxes payable	4,564	—
Other current liabilities	1,544	2,028
Total current liabilities	31,213	28,030
Deferred rent	541	408
Long-term retirement costs	—	2,209
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 18,875,957 shares at April 30, 2007 and 13,283,770 at April 30, 2006	2	—
Additional paid-in capital	83,611	2,211
Retained earnings	52,810	32,092
Total stockholders' equity	136,423	34,303
Total liabilities and stockholders' equity	$168,177	$64,950

See accompanying notes to consolidated financial statements.

Index

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2007	2006	2005

Revenue:
Product sales	$116,361	$98,664	$85,291
Contract services	57,360	40,693	19,864
	173,721	139,357	105,155
Cost of sales:
Product sales	67,410	55,483	39,123
Contract services	37,829	27,115	19,426
	105,239	82,598	58,549
Gross margin	68,482	56,759	46,606
Research and development	13,940	16,098	9,799
Selling, general and administrative	24,041	24,810	16,733
Income from operations	30,501	15,851	20,074
Other income (expense)
Interest income	1,707	333	61
Interest expense	(6)	(127)	(110)
Income before income taxes	32,202	16,057	20,025
Provision for income taxes	11,484	4,849	5,455
Net income	$20,718	$11,208	$14,570

Earnings per share data:
Net income
Basic	$1.39	$0.86	$1.15
Diluted	$1.22	$0.75	$1.05

Weighted average shares outstanding:
Basic	14,946,502	13,011,639	12,674,585
Diluted	16,992,012	14,873,651	13,847,223

See accompanying notes to consolidated financial statements.

Index

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock		Additional	Retained
	Shares	Amount	Paid-In Capital	Earnings	Total

Balance at April 30, 2004	11,554,301	—	$1,200	$6,314	$7,514
Stock options exercised	1,568,303	—	780	—	780
Stock repurchased	(184,742)	—	(141)	—	(141)
Net income	—	—	—	14,570	14,570
Balance at April 30, 2005	12,937,862	—	1,839	20,884	22,723
Stock options exercised	345,908	—	197	—	197
Tax benefit from exercise of stock options	—	—	175	—	175
Net income	—	—	—	11,208	11,208
Balance at April 30, 2006	13,283,770	—	2,211	32,092	34,303
Stock options exercised	346,939	—	220	—	220
Tax benefit from exercise of stock options	—	—	629	—	629
Stock repurchased	(7,037)	—	—	—	—
Stock based compensation	—	—	58	—	58
Issuance of stock in initial public offering, net of offering costs	5,252,285	2	80,493	—	80,495
Net income	—	—	—	20,718	20,718
Balance at April 30, 2007	18,875,957	2	$83,611	$52,810	$136,423

See accompanying notes to consolidated financial statements.

Index

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2007	2006	2005

Operating activities
Net income	$20,718	$11,208	$14,570
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,897	1,999	1,053
Long-term retirement costs	(2,209)	2,209	—
Provision for doubtful accounts	63	(2)	53
Deferred income taxes	823	(1,457)	(754)
Stock-based compensation	58	—	—
Tax benefit from exercise of stock options	629	175	—
(Gain) loss on disposition of property and equipment	(5)	268	(4)
Changes in operating assets and liabilities:
Accounts receivable	13,828	(2,202)	(9,139)
Unbilled receivables and retentions	(21,651)	(4,055)	4,118
Inventories	(2,562)	52	(6,824)
Prepaid expenses and other assets	(883)	1,937	(2,220)
Accounts payable	7,503	(752)	3,828
Customer advances	(8,892)	(701)	4,614
Other liabilities	4,705	4,674	(651)
Net cash and cash equivalents provided by operating activities	15,022	13,353	8,644
Investing activities
Acquisition of property and equipment	(3,038)	(4,190)	(3,541)
Purchase of short-term investments	(249,450)	—	—
Sale of short-term investments	161,125	—	—
Proceeds from sale of property and equipment	15	—	8
Net cash and cash equivalents used in investing activities	(91,348)	(4,190)	(3,533)
Financing activities
Transfer from (to) restricted cash	1,143	(1,532)	—
Repayments of line of credit	(6,232)	—	—
Proceeds from line of credit	6,232	—	—
Payment of long-term debt	—	(2,500)	(500)
Proceeds from long-term debt	—	—	1,500
Exercise of stock options	220	197	780
Repurchase of common stock	—	—	(141)
Net proceeds from initial public offering	80,495	—	—
Net cash and cash equivalents provided by (used in) financing activities	81,858	(3,835)	1,639
Net increase in cash and cash equivalents	5,532	5,328	6,750
Cash and cash equivalents at beginning of year	15,388	10,060	3,310
Cash and cash equivalents at end of year	$20,920	$15,388	$10,060
Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$6	$139	$93
Income taxes	$6,211	$3,229	$8,040

See accompanying notes to consolidated financial statements.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.	Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation, is engaged in design, development and production of unmanned aircraft systems and energy technologies for various industries and governmental agencies.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: AV S.r.l., Skytower, LLC, Skytower Inc., AILC, Inc. and Regenerative Fuel Cell Systems, LLC (collectively referred to herein as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

Segments

The Company's products are sold and divided among three reportable segments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information, to reflect the Company's strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer who reviews the revenue and gross margin results for each of these segments in making decisions about allocating resources, including the focus of research and development activities, and assessing performance. The Company's reportable segments are business units that offer different products and services and are managed separately.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions.  These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Significant estimates made by management include, but are not limited to, valuation of: inventory, deferred tax assets and liabilities, useful lives of property, plant and equipment, and estimates of anticipated contract costs and revenue utilized in the revenue recognition process.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's cash equivalents are comprised of money market funds and certificates of deposit of major financial institutions.

Investments

The Company’s short-term investments are accounted for under Statement of Financial Accounting Standard No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS 115”) as available-for-sale and reported at fair value which approximates cost.

As of April 30, 2007, the Company’s short-term investments consisted entirely of investment grade auction rate municipal notes and bonds with maturities that could range from 16 to 40 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 7 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; there are no realized or unrealized gains or losses associated with these investments.  Interest earned from short-term investments is recorded in interest income.

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

Restricted Cash

Restricted cash of approximately $389,000 and $1,532,000, as of April 30, 2007 and 2006, respectively, represents deposits with a bank to secure standby letters of credit aggregating approximately $389,000 and $1,652,000, as of April 30, 2007 and 2006, respectively, established for the benefit of the Company's customers. The restriction on cash will be released upon expiration of the standby letters of credit. The standby letters of credit will expire when the Company's customers provide product acceptance and release their interest in the letters of credit.  As of April 30, 2007 and 2006, there were no claims relevant to the letters of credit.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled receivables and retentions approximate cost due to the short period of time to maturity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of accounts receivable. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 80%, 77% and 74% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2007, 2006 and 2005, respectively. These agencies accounted for 52% and 77% of the accounts receivable balances at April 30, 2007 and 2006, respectively. One such agency, the U.S. Army, accounted for 56%, 54% and 43% of the Company's consolidated revenue for the years ended April 30, 2007, 2006 and 2005 respectively. The U.S. Army accounted for approximately 66%, 66% and 55% of UAS reportable segment sales in fiscal year 2007, 2006 and 2005 respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

Accounts Receivable, Unbilled Receivables and Retentions

Accounts receivable represents primarily U.S. government, and to a lesser extent commercial receivables, net of allowances for doubtful accounts. Unbilled receivables represent costs in excess of billings on incomplete contracts and, where applicable, accrued profit related to government long-term contracts on which revenue has been recognized, but for which the customer has not yet been billed. Retentions represent amounts withheld by customers until contract completion. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance; such losses have been within management's expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

Inventories

Inventories are stated at the lower of cost (using the weighted average costing method) or market value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its market value.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Long-Lived Assets

Property and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Assets held for lease	2 to 5 years
Machinery and equipment	3 years
Computer equipment and software	2 to 3 years
Furniture and fixtures	3 years
Leasehold improvements	Lesser of useful life or term of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative expense in the period incurred. Depreciation and amortization expense on property, plant and equipment was approximately $2,897,000, $1,999,000 and $1,053,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

The Company reviews the recoverability of its long-lived assets as required by Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, ("SFAS 144") whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2007 and 2006, and during the years ended April 30, 2007, 2006 and 2005, no indicators of impairment were identified and no impairment reserve was recorded.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves were recorded in other current liabilities.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported claims based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2007 and 2006, the Company estimated and recorded a self insurance liability in wages and related accruals of approximately $200,000 and $238,000 respectively.

Income Taxes

The Company accounts for income taxes in accordance with Financial Accounting Standard Board ("FASB") Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred income tax assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely then not to be realized.

Customer Advances and Amounts in Excess of Cost Incurred

The Company receives advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. government. These advances are classified as advances from customers and will be offset against billings.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Revenue Recognition

The substantial majority of the Company's revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the buyers (customers). These contracts may be fixed price or cost-reimbursable. The Company considers all contracts for treatment in accordance with FASB Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables ("EITF 00-21"). EITF 00-21 provides for deferral to higher authoritative guidance, including American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1"), under which the majority of the Company's contracts are properly accounted for. Contracts which provide for multiple deliverables to which SOP 81-1 does not apply are accounted for in accordance with the provisions of EITF 00-21.

EITF 00-21 addresses accounting for arrangements under which a vendor will perform multiple revenue-generating activities. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables have value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. The Company occasionally enters into arrangements that consist of installation and repair contracts associated with hardware sold by the Company.

Such arrangements consist of separate contractual arrangements and are divided into separate units of accounting where the delivered item has value to the customer on a stand-alone basis and there is objective and reasonable evidence of the fair value of the installation contract. Consideration is allocated among the separate units of accounting based on their relative fair values.

Product sales revenue is composed of revenue recognized on contracts for the delivery of production hardware and related activities. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs, training, engineering design, development and prototyping activities.

Revenue from cost-plus-fee contracts are recognized on the basis of costs incurred during the period plus the fee earned. Revenue from fixed-price contracts are recognized on the percentage-of-completion method. Contract costs include all direct material and labor costs and those indirect costs related to contract performance. Unbilled receivables represent costs incurred and related profit on contracts not yet billed to customers, and are invoiced in subsequent periods.

Product sales revenue are recognized on the percentage-of-completion method or upon transfer of title to the customer, which is generally upon shipment. Shipping and handling costs incurred are included in cost of sales.

Revenue and profits on fixed-price production contracts, where units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the "units-of-delivery method"). Revenue and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract ("the cost-to-cost method"). Accounting for revenue and profits on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenue, a loss arises, and a provision for the entire

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded in the program cost.

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business, market conditions or other factors. Management judgments and estimates have been applied consistently and have been reliable historically.

Stock-Based Compensation

Prior to May 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees ("APB 25"), and related Interpretations, as permitted by FASB Statement No. 123, Accounting for Stock Based Compensation. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective May 1, 2006 the Company adopted the fair value recognition provisions of FASB Statement No. 123(R), Share-Based Payment, using the modified prospective-transition.

The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied for all periods presented.

	Year ended April 30,
	2006	2005
	(In thousands except share
	and per share data)
Pro forma:
Net income — as reported	$11,208	$14,570
Stock based compensation, net of tax	(114)	(42)

Net income — pro forma	$11,094	$14,528

Earnings per share data
Basic — reported	$0.86	$1.15
Basic — pro forma	$0.85	$1.15
Diluted — reported	$0.75	$1.05
Diluted — pro forma	$0.75	$1.05
Weighted average shares outstanding used in computation:
Basic	13,011,639	12,674,585
Diluted	14,873,651	13,847,223

The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model, with the following assumptions used:  risk-free interest rate of 6.75% and 4.0% for the years ended April 30, 2006 and 2005, respectively, an expected options life of five and five years after vesting for the years ended April 30, 2006 and 2005, respectively, and no expected dividends.

Share Repurchases

The Company repurchased shares in accordance with various repurchase agreements prior to the termination of such agreements upon the consummation of the Company's initial public offering on January 26, 2007. Such agreements gave the Company the right to repurchase shares from employees upon their separation from the Company and specified the terms of such repurchase. These repurchase agreements, which were entered into by employees in connection with grants of options by the Company pursuant to its stock-based compensation plans,

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

provided that the Company had the option to repurchase shares from such employees at a price that was equal to either (i) the price paid for shares of the Company's common stock in a substantial transaction that occurred in the last year or (ii) in the event that no such substantial transaction had occurred in the last year, at a price based upon a multiple of the Company's pre-tax profits. This repurchase price was intended to approximate the fair market value of the repurchased shares. In the event that shares were repurchased within six months of exercise, compensation expense was recorded in accordance with FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation ("FIN 44"). The Company recognized compensation expense related to shares repurchased within six months of exercise of approximately $12,000, $234,000 and $188,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Repurchased shares are restored to the status of authorized but unissued shares.

Research and Development

Internally funded research and development costs ("IRAD") sponsored by the Company relate to both U.S. government products and services and those for commercial and foreign customers. IRAD costs for the Company's businesses that are U.S. government contractors are recoverable indirect contract costs that are allocated to the U.S. government contracts in accordance with U.S. government procurement regulations.

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenues from customer-funded research and development were approximately $19,438,000, $11,568,000 and $10,641,000  for the years ended April 30, 2007, 2006 and 2005, respectively. The related costs of sales for customer-funded research and development totaled approximately $13,460,000, $8,184,000 and  $5,390,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Lease Accounting

The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $541,000 and $408,000 as of April 30, 2007 and 2006, respectively.

Advertising Costs

Advertising costs consist of tradeshows and other marketing activities, and are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $338,000, $266,000, and $423,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2007	2006	2005

Numerator for basic earnings per share:
Net income	$20,718,000	$11,208,000	$14,570,000
Denominator for basic earnings per share:
Weighted average common shares	14,946,502	13,011,639	12,674,585
Dilutive effect of employee stock options	2,045,510	1,862,012	1,172,638
Denominator for diluted earnings per share	16,992,012	14,873,651	13,847,223

During the years ended April 30, 2007, 2006 and 2005, there were no stock options that were anti-dilutive to earnings per share.

Recently Issued Accounting Standards

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments ("SFAS 155"). SFAS 155 establishes, among other things, the accounting for certain derivatives embedded in other financial instruments. This statement permits fair value remeasurement for any hybrid financial instrument containing an embedded derivative that would otherwise require bifurcation. It also requires that beneficial interests in securitized financial assets be accounted for in accordance with SFAS 133. SFAS 155 is effective for fiscal years beginning after September 15, 2006, and is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies what criteria must be met prior to recognition of the financial statement benefit of a position taken in a tax return. The Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Also, the Interpretation provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 will be effective for years beginning after December 15, 2006, and the Company will be required to adopt this Interpretation on May 1, 2007. The Company does not anticipate the adoption of FIN 48 will have a material effect on its consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157") which provides enhanced guidance for using fair value to measure assets and liabilities. The standard also expands the amount of disclosure regarding the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value but does not expand the use of fair value in any new circumstances. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not anticipate the adoption of SFAS 157 will have a material effect on its consolidated financial position, results of operations and cash flows.

In February 2007, the FASB issued, SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provisions of SFAS 157. The Company does not anticipate the adoption of SFAS 159 will have a material effect on its consolidated financial position, results of operations or cash flows.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

2.	Inventories, net

Inventories consist of the following:

	April 30,
	2007	2006
	(In thousands)

Raw materials	$5,418	$4,750
Work in process	3,514	2,413
Finished goods	6,221	5,103
Inventories, gross	15,153	12,266
Reserve for inventory obsolescence	(1,138)	(813)
Inventories, net	$14,015	$11,453

3.	Property and Equipment, net

Property and equipment consist of the following:

	April 30,
	2007	2006
	(In thousands)

Assets held for lease	$998	$998
Leasehold improvements	1,742	1,556
Machinery and equipment	6,982	5,163
Furniture and fixtures	1,549	1,347
Computer equipment and software	5,568	5,387
Construction in process	707	560
	17,546	15,011
Less accumulated depreciation and amortization	(11,317)	(8,913)
Property and equipment, net	$6,229	$6,098

4.	Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2007	2006
	(In thousands)

Beginning balance	$344	$282
Warranty expense	646	589
Warranty costs incurred	(727)	(527)
Ending balance	$263	$344

5.	Bank Borrowings

The Company has a working capital line of credit with a bank, which was amended on June 16, 2006 to increase the borrowing limit from $10,000,000 to $16,500,000. Borrowings bear interest at the bank's prime commercial lending rate, which was 8.25% and 7.75% as of April 30, 2007 and 2006, respectively. The line of credit is secured by substantially all of the Company's assets. Payment of amounts outstanding is made at the Company's discretion.  All principal plus accrued interest is due August 31, 2007. The Company had no outstanding balance on the line of credit as of April 30, 2007 and 2006.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The credit agreement contains certain financial covenants and conditions which require, among other things, that the Company maintain certain tangible net worth and cash flow ratios. The credit agreement also restricts the Company from paying any dividends to stockholders. The Company was in compliance with these covenants as of April 30, 2007 and 2006.

6.	Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $1,140,000, $918,000 and $724,000 in contributions to the plan for the years ended April 30, 2007, 2006 and 2005, respectively. Annual contributions are at the discretion of management.

7.	Supplemental Executive Retirement Plan

On May 19, 2005, the Company implemented a Supplemental Executive Retirement Plan ("SERP"), which is a non-qualified executive benefit plan in which the Company agreed to pay the Chairman of the Board (the "Chairman") additional benefits at retirement. The SERP is an unfunded plan, which means that there are no specific assets set aside by the Company. The Chairman had no rights under the agreement beyond those of a general creditor of the Company. During the year ended April 30, 2006, the Company recognized approximately $2,209,000 of selling, general and administrative expense charged to operations and recorded such expense as a long-term liability in connection with this plan. The SERP was fully vested on May 19, 2006, the first anniversary of the Chairman's participation. Pursuant to the terms of the agreement, upon the completion of the Company's initial public offering of equity securities, all benefits to be paid under the SERP were forfeited. Accordingly, the long-term liability of $2,209,000 was reversed in January 2007 and recorded as a reduction to selling, general, and administrative expense.

8.	Equity

On January 26, 2007, the Company completed its initial public offering, consisting of 5,252,285 shares of common stock. As part of the offering, an additional 2,452,715 shares were sold by selling stockholders. A total of 7,705,000 shares were sold at a public offering price of $17.00, resulting in net proceeds to the Company of approximately $80.5 million, after deducting payment of underwriters' discounts and commissions and offering expenses.

In connection with the initial public offering, the Company reincorporated in Delaware, effective on December 6, 2006, and effected a 7.0378-to-one stock split on January 18, 2007. All share and per share data, including prior period data as appropriate, have been adjusted to reflect this split.

9.	Stock-Based Compensation

The Company adopted SFAS 123R effective May 1, 2006. Because the Company historically used the minimum value method of measuring stock options, implementation of SFAS 123R applies prospectively to new awards after adoption. No expense is recognized for options granted prior to adoption. For the year ended April 30, 2007, the Company recorded stock-based compensation expense for options that vested of approximately $58,000.

On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan (the "2006 Plan"), effective January 21, 2007, for officers, directors, key employees and consultants. Under the 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of a committee, which consists of outside directors. A maximum of 3,684,157 shares of stock may be issued pursuant to awards under the 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 950,000. A maximum of $9,500,000 may be paid in cash as a performance-based award. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. At April 30, 2007, no awards had been issued under the 2006 Plan. Vesting of awards is established at the time of grant.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

The Company had an equity incentive plan (the "2002 Plan") for officers, directors and key employees. Under the 2002 Plan, incentive stock options or nonqualified stock options were granted, as determined by the administrator at the time of grant. Stock purchase rights were also granted under the 2002 Plan. Options under the 2002 Plan were granted at their fair market value (as determined by the board of directors). The options become exercisable at various times over a five-year period from the grant date. The 2002 Plan was terminated on the effective date of the 2006 Plan. Awards outstanding under the 2002 Plan remain outstanding and exercisable; no additional awards may be made under the 2002 Plan.

The Company had a 1992 nonqualified stock option plan (the "1992 Plan") for certain officers and key employees. Options under the 1992 Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable at various times over a five-year period from the grant date. The 1992 Plan expired in August 2002.

The Company had a 1994 nonqualified stock option plan (the "1994 Directors' Plan") for the directors of the Company. Options under the 1994 Directors' Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable on the date of grant. The 1994 Directors' Plan expired in June 2004.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the year ended April 30, 2007:

Year Ended April 30, 2007
Expected term (in years)	6.5
Expected volatility	22.41%
Risk-free interest rate	4.56%
Expected dividend	—
Weighted average fair value at grant date	$4.12

The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, using a midpoint model based on the Company's historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

The expected volatility is based on peer group volatility in the absence of historical market data for the Company's stock, as permitted under SFAS 123R. The peer group volatility was derived based on historical volatility of a comparable peer group index consisting of companies operating in a similar industry.

The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Information related to the stock option plans at April 30, 2007, 2006 and 2005, and for the years then ended is as follows:

	2002 Plan		1994 Directors' Plan		1992 Plan
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at April 30, 2004	943,066	0.65	1,338,167	0.51	2,955,876	0.53
Options granted	429,306	0.78	—	—	—	—
Options exercised(1)	(74,601)	0.68	(1,267,789)	0.51	(466,606)	0.41
Options canceled	(7,038)	0.64	—	—	(12,668)	0.59
Outstanding at April 30, 2005	1,290,733	0.69	70,378	0.59	2,476,602	0.55
Options granted	443,381	2.13	—	—	—	—
Options exercised(1)	(64,396)	0.67	—	—	(427,898)	0.54
Options canceled	(33,078)	0.78	—	—	—	—
Outstanding at April 30, 2006	1,636,640	1.08	70,378	0.59	2,048,704	0.56
Options granted	123,162	11.79	—	—	—	—
Options exercised(1)	(204,858)	0.69	(35,189)	0.59	(106,998)	0.59
Options canceled	(22,521)	4.39	—	—	—	—
Outstanding at April 30, 2007	1,532,423	1.95	35,189	0.59	1,941,706	0.55
Options exercisable at April 30, 2005	323,739	0.65	70,378	0.59	2,371,035	0.55
Options exercisable at April 30, 2006	519,038	0.67	70,378	0.59	2,048,704	0.56
Options exercisable at April 30, 2007	649,894	0.87	35,189	0.59	1,941,706	0.55

(1) Options exercised as presented in the table above include same day repurchase transactions which have no impact on share amounts and are therefore excluded from stock options exercised in the Consolidated Statements of Stockholders' Equity.

The total intrinsic value of all options exercised during the years ended April 30, 2007, 2006 and 2005 were approximately $589,000, $807,000, and $639,000.

A summary of the status of the Company's non-vested stock options as of April 30, 2007 and the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value

Non-vested at April 30, 2006	1,107,730	$-
Granted	123,149	$4.12
Cancelled	(18,296)	$1.58
Vested	(330,052)	$-
Non-vested at April 30, 2007	882,531	$0.54

As of April 30, 2007, there was approximately $420,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans.  That cost is expected to be recognized over a approximately a 4-year period or a weighted average period of approximately 4 years.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2007, 2006 and 2005 were approximately $220,000, $197,000 and $780,000, respectively.  The tax benefit realized from option exercises during the years ended April 30, 2007, 2006 and 2005 was approximately $629,000, $175,000, and $0 respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2007:

	Options Outstanding
		Weighted
		Average		Options Exercisable
		Remaining	Weighted		Weighted
Range of	As of	Contractual	Average	As of	Average
Exercise	April 30,	Life In	Exercise	April 30,	Exercise
Prices	2007	Years	Price	2007	Price

$0.37	344,849	6.15	$0.37	344,849	$0.37
0.59	1,632,046	4.89	0.59	1,632,046	0.59
0.64-0.78	977,169	6.13	0.70	562,637	0.68
2.13	439,142	8.48	2.13	87,257	2.13
11.79	116,112	9.40	11.79	—	—
$0.37-11.79	3,509,318	5.96	$1.16	2,626,789	$0.63

The remaining weighted average contractual life of exercisable options at April 30, 2007 was 5.39 years.

10.	Income Taxes

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2007	2006	2005

U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	5.4	5.5	5.7
R&D credit	(3.9)	(11.8)	(14.1)
Other	(0.8)	1.4	0.6
Effective income tax rate	35.7%	30.2%	27.2%

The components of the provision for income taxes are as follows:

	Year ended April 30,
	2007	2006	2005
	(In thousands)

Current:
Federal	$7,066	$5,375	$5,724
State	3,595	931	478
	10,661	6,306	6,202
Deferred:
Federal	18	979	(209)
State	923	476	(626)
	941	(1,455)	(835)
Change in valuation allowance	(118)	(2)	88
Total income tax expense	$11,484	$4,849	$5,455

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Significant components of the Company's deferred income tax assets are as follows:

	April 30,
	2007	2006
	(In thousands)

Deferred income tax assets:
Book over tax depreciation	$755	$411
Accrued expenses	1084	1,672
Exercise of nonqualified stock options	—	171
Allowances, reserves, and other	646	391
Research and development credit carryforwards	—	663
Net operating loss and other	89	207
	2,574	3,515
Less: valuation allowance	(83)	(201)
Total deferred income tax assets	$2,491	$3,314

The Company's California net operating loss carryforwards of approximately $77,000 expire in 2007 and 2008. The Company has established a valuation allowance against its California capital loss carryforward, as it is unlikely that such assets will be fully utilized.

11.	Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $245,000, $258,000 and $242,000 during the years ended April 30, 2007, 2006 and 2005, respectively, for consulting services independent of his board service. The agreement stipulates the payment of approximately $16,000 plus expenses per month, in exchange for consulting services.

During the year ended April 30, 2006, the Company employed the services of Summit Selling Systems, Inc. ("Summit"), and accordingly paid Summit approximately $35,000. One of the Company's board members has a beneficial interest in Summit. The Company did not employ the services of Summit during the fiscal years ended April 30, 2007 or 2005.

12.	Commitments and Contingencies

Commitments

The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending
April 30
(In thousands)

2008	$2,646
2009	2,419
2010	1,849
2011	1,116
2012	845
Thereafter	141
$9,016

Rental expense under operating leases was approximately $2,331,000, $1,723,000 and $1,428,000 for the years ended April 30, 2007, 2006 and 2005, respectively.

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Contingencies

The Company is subject to legal proceedings and claims which arise out of the ordinary course of its business. Although occasional adverse decisions or settlements may occur, the Company, in consultation with legal counsel, believes that the final disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Contract Cost Audits

Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency ("DCAA"). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company. The Company's revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectibility is not reasonably assured.

13.	Segment Data

The Company's product segments are as follows:

•	Unmanned Aircraft Systems ("UAS") — The UAS segment consists primarily of the design and manufacture of small unmanned aircraft systems solutions.
•	PosiCharge Systems ("PosiCharge") — The PosiCharge segment supplies fast charge systems for users of electric industrial vehicle batteries.
•	Energy Technology Center — The Energy Technology Center segment consists of energy development projects and power processing test equipment product sales.

The accounting policies of the segments are the same as those described in Note 1, "Summary of Significant Accounting Policies." Because the products they design and sell generally define the operating segments, they do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross margin for the segments. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information. Consequently, the Company operates its financial systems as a single segment for accounting and control purposes, maintains a single indirect rate structure across all segments, has no inter-segment sales or corporate elimination transactions, and maintains only limited financial statement information by segment.

The segment results are as follows:

	Year Ended April 30,
	2007	2006	2005
	(In thousands)

Revenue:
UAS	$146,538	$111,104	$82,249
PosiCharge	17,575	19,928	15,642
Energy Technology Center	9,608	8,325	7,264
Total	173,721	139,357	105,155
Gross margin:
UAS	57,591	44,558	37,235
PosiCharge	6,096	8,062	5,846
Energy Technology Center	4,795	4,139	3,525
Total	68,482	56,759	46,606
Research and development	13,940	16,098	9,799
Selling, general and administrative	24,041	24,810	16,733
Income from operations	30,501	15,851	20,074
Interest income	1,707	333	61
Interest expense	(6)	(127)	(110)
Income before income taxes	$32,202	$16,057	$20,025

Index

AEROVIRONMENT, INC.
 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Geographic Information

Sales to non-U.S. customers accounted for 4.6%, 1.5% and 4.5% of revenue for the fiscal years ended April 30, 2007, 2006 and 2005, respectively.

Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2007. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented.

	Three Months Ended
	July 29,	October 28,	January 27,	April 30,
	2006	2006	2007	2007
	(In thousands except per share data)

Year ended April 30, 2007
Revenue	$31,557	$45,189	$46,275	$50,700
Gross margin	$11,986	$17,770	$19,636	$19,090
Net income	$1,365	$4,894	$8,889	$5,570
Net income per share — Basic (1)	$0.10	$0.36	$0.65	$0.30
Net income per share — Diluted (1)	$0.09	$0.31	$0.57	$0.27

	Three Months Ended
	July 30,	October 29,	January 28,	April 30,
	2005	2005	2006	2006
	(In thousands except per share data)

Year ended April 30, 2006
Revenue	$30,751	$42,550	$35,468	$30,588
Gross margin	$11,156	$17,661	$15,528	$12,414
Net income (loss)	$1,293	$6,054	$4,393	$(532)
Net income (loss) per share — Basic (1)	$0.10	$0.47	$0.34	$(0.04)
Net income (loss) per share — Diluted (1)	$0.09	$0.41	$0.30	$(0.04)

(1) Earnings per share is computed independently for each of the quarters presented. The sums of the quarterly earnings per share in fiscal 2007 and 2006 do not equal the total earnings per share computed for the year due to rounding.

Index

SUPPLEMENTARY DATA

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period

Allowance for doubtful accounts for the year ended April 30:
2005	$35	$159	$—	$(106)	$88
2006	$88	$6	$—	$(8)	$86
2007	$86	$67	$—	$(4)	$149
Warranty reserve for the year ended April 30:
2005	$160	$315	$—	$(193)	$282
2006	$282	$589	$—	$(527)	$344
2007	$344	$646	$—	$(727)	$263
Reserve for inventory excess and obsolescence for the year ended April 30:
2005	$593	$2,355	$1,537	$(3,353)	$1,132
2006	$1,132	$—	$505	$(824)	$813
2007	$813	$325	$—	$—	$1,138

Index

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A.	Controls and Procedures.

Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.  As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Management's Report on Internal Control Over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.	Other Information.

None.

Index

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 of Regulation S-K will be included in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics (a "Code of Conduct"). The Code of Conduct is posted on our website, www.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (626) 357-9983 or by writing to us at AeroVironment, Inc., Attn: Secretary, 181 W. Huntington Dr., Suite 202, Monrovia, CA 91016. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of the executive officers, directors or director nominees.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.	Executive Compensation.

The information required by Item 402 and Item 407(e)(4) amd (5) of Regulation S-K will be included in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 403 of Regulation S-K will be included in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item13.	Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.	Principal Accounting Fees and Services.

The information required by Item 14 will be included in the Proxy Statement for our 2007 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Index

PART IV

Item 15.	Exhibits, Financial Statement Schedules

(a)	The following are filed as part of this Annual Report on Form 10-K:

1.	Financial Statements

The following consolidated financial statements are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 30, 2007 and 2006

•	Consolidated Statements of Income for the Years ended April 30, 2007, 2006 and 2005

•	Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2007, 2006 and 2005

•	Consolidated Statements of Cash Flows for the Years ended April 30, 2007, 2006 and 2005

•	Notes to Consolidated Financial Statements

2.	Financial Statement Schedules

The following Schedule is included in Item 8:

•	Schedule II – Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

Exhibits – See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number		Exhibit
3.1	(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3	(1)	Amended and Restated Bylaws of AeroVironment, Inc.
4.1	(2)	Form of AeroVironment, Inc.'s Common Stock Certificate
4.2	(2)	Proxy for Common Stock of AeroVironment, Inc., dated January 8, 1993, between Marshall MacCready and Paul B. MacCready
4.3	(2)	Proxy for Common Stock of AeroVironment, Inc., dated January 14, 1993, between Tyler MacCready and Paul B. MacCready
4.4	(2)	Proxy for Common Stock of AeroVironment, Inc., dated January 14, 1993, between Parker MacCready and Paul B. MacCready
10.1	#(2)	Form of Director and Executive Officer Indemnification Agreement
10.2	#(2)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3	#(2)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4	#(2)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5	#(2)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan

Index

10.6	#(2)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7	#(2)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8	#(2)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9	#(2)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10	*#(2)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11	#(2)	AeroVironment, Inc. Supplemental Executive Retirement Plan, dated May 19, 2005
10.12	(2)
Sublease Agreement, dated February 17, 2005, among AeroVironment, Inc., L-3 Communications Corporation and Thermotrex Corporation, for the property located at 900 Enchanted Way, Simi Valley, California 93065

10.13	(2)	Standard Industrial/Commercial Single-Tenant Lease, dated August 8, 2005, between AeroVironment, Inc. and FKT Associates, for the property located at 1960 Walker Ave., Monrovia, California 91016
10.14
Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto.

10.15	(2)	Business Loan Agreement, dated June 16, 2005, between AeroVironment, Inc. and California Bank & Trust
10.16	†(2)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.17	†(2)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.18	†(2)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.19	†(2)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.20	†(2)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21	#(2)	Standard Consulting Agreement, dated February 1, 2004, between AeroVironment, Inc. and Charles R. Holland
10.22	*#(2)	Standard Consulting Agreement, dated November 1, 2005, between AeroVironment, Inc. and Charles R. Holland
10.23	#(2)	Promissory Note, dated June 30, 2004, between AeroVironment, Inc. and Timothy E. Conver
10.24	#(2)	Retiree Medical Plan
21.1	(2)	Subsidiaries of AeroVironment, Inc.
23.1		Consent of Ernst & Young LLP, independent registered public accounting firm
24.1		Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2		Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1		Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261)
(2) Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-137658)
†Confidential treatment has been requested for portions of this exhibit.
#Indicates management contract or compensatory plan.

Index

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 29, 2007		/s/ Timothy E. Conver
	By:	Timothy E. Conver
	Its:	Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Timothy E. Conver
Timothy E. Conver	President and Chief Executive Officer and Director (Principal Executive Officer)	June 29, 2007

/s/ Stephen C. Wright
Stephen C. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	June 29, 2007

/s/ Paul B. MacCready
Paul B. MacCready	Chairman of the Board of Directors	June 29, 2007

/s/ Joseph F. Alibrandi
Joseph F. Alibrandi	Director	June 29, 2007

/s/ Kenneth R. Baker
Kenneth R. Baker	Director	June 29, 2007

/s/ Arnold L. Fishman
Arnold L. Fishman	Director	June 29, 2007

/s/ Murray Gell-Mann
Murray Gell-Mann	Director	June 29, 2007

/s/ Charles R. Holland
Charles R. Holland	Director	June 29, 2007