Form 10-Q
period 2007-07-28
AeroVironment Inc
filed 2007-09-06
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2007

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

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

As of August 30, 2007, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 19,401,058.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	July 28, 2007	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,622	$20,920
Restricted cash	406	389
Short-term investments	71,400	88,325
Accounts receivable, net of allowance for doubtful accounts of $184 at July 28, 2007 and $149 at April 30, 2007	23,855	7,691
Unbilled receivables and retentions	14,789	26,494
Inventories, net	16,415	14,015
Deferred income taxes	1,738	1,730
Prepaid expenses and other current assets	1,355	1,504
Total current assets	159,580	161,068
Property and equipment, net	7,594	6,229
Deferred income taxes	761	761
Other assets	119	119
Total assets	$168,054	$168,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,517	$16,024
Wages and related accruals	9,157	8,942
Customer advances	257	139
Income taxes payable	1,640	4,564
Other current liabilities	1,580	1,544
Total current liabilities	24,151	31,213
Deferred rent	640	541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 19,279,809 at July 28, 2007 and 18,875,957 at April 30, 2007	2	2
Additional paid-in capital	87,188	83,611
Retained earnings	56,073	52,810
Total stockholders’ equity	143,263	136,423
Total liabilities and stockholders’ equity	$168,054	$168,177

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands except share and per share data)

	Three months ended
	July 28, 2007	July 29, 2006
Revenue:
Product sales	$29,684	$23,844
Contract services	19,520	7,713
	49,204	31,557
Cost of sales:
Product sales	18,291	14,301
Contract services	14,076	5,270
	32,367	19,571
Gross margin	16,837	11,986
Research and development	4,300	3,841
Selling, general and administrative	7,726	6,132
Income from operations	4,811	2,013
Other income
Interest income	979	206
Income before income taxes	5,790	2,219
Provision for income taxes	1,946	854
Net income	$3,844	$1,365
Earnings per share data (a):
Basic	$0.20	$0.10
Diluted	$0.18	$0.09
Weighted average shares outstanding (a):
Basic	18,897,711	13,508,079
Diluted	21,077,055	15,165,685

(a) All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Three months ended
	July 28, 2007	July 29, 2006
Operating activities
Net income	$3,844	$1,365
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	805	667
Provision for doubtful accounts	35	—
Deferred income taxes	(8)	—
Stock-based compensation	68	—
Tax benefit from exercise of stock options	3,252	213
Changes in operating assets and liabilities:
Accounts receivable	(16,199)	7,269
Unbilled receivables and retentions	11,705	(468)
Inventories	(2,400)	416
Other assets	149	(88)
Accounts payable	(4,507)	(3,209)
Customer advances	118	(4,719)
Other liabilities	(3,155)	(2,869)
Net cash and cash equivalents used in operating activities	(6,293)	(1,423)
Investing activities
Acquisitions of property and equipment	(2,170)	(681)
Purchases of short-term investments	(242,360)	—
Sales of short-term investments	259,285	—
Net cash and cash equivalents provided by (used in) investing activities	14,755	(681)
Financing activities
Transfers to restricted cash	(17)	(23)
Repayments of long-term debt	—	(6,232)
Proceeds from long-term debt	—	6,232
Exercise of stock options	257	217
Net cash and cash equivalents provided by financing activities	240	194
Net increase (decrease) in cash and cash equivalents	8,702	(1,910)
Cash and cash equivalents at beginning of period	20,920	15,388
Cash and cash equivalents at end of period	$29,622	$13,478

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation, is engaged in the design, development and production of unmanned aircraft systems and energy technologies for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 28, 2007 are not necessarily indicative of the results for the full year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2007, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenue utilized in the revenue recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Certain prior year amounts have been reclassified to conform to the current year presentation.

The Company’s consolidated financial statements include the assets, liabilities and operating results of wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Segments

The Company’s products are sold and divided among three reportable segments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information, to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities, and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options.

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended
	July 28, 2007	July 29, 2006
Denominator for basic earnings per share:
Weighted average common shares outstanding	18,897,711	13,508,079
Dilutive effect of employee stock options	2,179,344	1,657,606
Denominator for diluted earnings per share	21,077,055	15,165,685

All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

During the three months ended July 28, 2007 certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options which met this anti-dilutive criterion was approximately 108,000.  During the three months ended July 29, 2006 there were no stock options that were anti-dilutive to earnings per share.

Recently Issued Accounting Standards

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN No. 48 prescribes a recognition threshold and measurement principles for financial statement disclosure of tax positions taken or expected to be taken on a tax return. The Company adopted the provisions of this interpretation effective May 1, 2007. The adoption of FIN No. 48 did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 8, Income Taxes, for further discussion.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning May 1, 2008 for the Company. The adoption of SFAS No. 157 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning May 1, 2008 for the Company. The adoption of SFAS No. 159 is not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

2. Inventories, net

Inventories consist of the following:

	July 28, 2007	April 30, 2007
	(In thousands)
Raw materials	$11,600	$5,418
Work in process	3,064	3,514
Finished goods	2,862	6,221
Inventories, gross	17,526	15,153
Reserve for inventory obsolescence	(1,111)	(1,138)
Inventories, net	$16,415	$14,015

3. Warranty Reserves

The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended July 28, 2007 and July 29, 2006:

	July 28, 2007	July 29, 2006
	(In thousands)
Beginning balance	$263	$344
Warranty expense	208	152
Warranty costs incurred	(228)	(141)
Ending balance	$243	$355

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4. Bank Borrowings

The Company has a working capital line of credit with a bank with a borrowing limit of $16,500,000. Borrowings bear interest at the bank's prime commercial lending rate, which was 8.25% as of July 28, 2007 and April 30, 2007. The line of credit is secured by substantially all of the Company's assets. Payment of amounts outstanding is made at the Company's discretion.  All principal plus accrued interest is due August 31, 2007. The Company had no outstanding balance on the line of credit as of July 28, 2007 and April 30, 2007.

There was no interest expense for the three months ended July 28, 2007 and July 29, 2006.

The credit agreement contains certain financial covenants and conditions which require, among other things, that the Company maintain certain tangible net worth and cash flow ratios. The credit agreement also restricts the Company from paying any dividends to stockholders. The Company was in compliance with these covenants as of July 28, 2007 and April 30, 2007.

Effective August 31, 2007, the Company amended and restated its Business Loan Agreement with its bank, California Bank & Trust, to increase the borrowing limit from $16,500,000 to $25,000,000 and to extend the maturity date. Borrowings bear interest at the bank’s prime commercial lending rate minus 0.25%.  The line of credit is secured by substantially all of the Company’s assets.

The credit facility contains several financial covenants, including that the Company not exceed maximum liquidity and leverage ratios, and limitations on additional indebtedness. In addition, the facility contains certain other restrictive loan covenants, including covenants limiting the Company's ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The facility also includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default.

Interest on amounts outstanding under the line of credit are due monthly. All principal plus accrued but unpaid interest on the line of credit is due August 31, 2009.  The Company had no outstanding balance on the line of credit as of August 31, 2007.

The Company has entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of the Company’s future performance on certain contracts to provide products and services and to secure advance payments the Company has received from certain international customers. As of July 28, 2007 and April 30, 2007,the Company had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

5. Stockholders’ Equity

In connection with its initial public offering completed on January 26, 2007, the Company reincorporated in Delaware, effective on December 6, 2006, and effected a 7.0378-to-one stock split on January 18, 2007. All share and per share data, including prior period data as appropriate, have been adjusted to reflect this split.

6. Stock-Based Compensation

For the three months ended July 28, 2007 and July 29, 2006, the Company recorded stock-based compensation expense for options that vested of approximately $68,000 and $0, respectively.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended July 28, 2007:

Three Months Ended July 28, 2007
Expected term (in years)	6.5
Expected volatility	19.49%
Risk-free interest rate	5.12%
Expected dividend	—
Weighted average fair value at grant date	$7.93

The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, using a midpoint model based on the Company’s historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Information related to the Company’s stock option plans at July 28, 2007 and for the three months then ended is as follows:

	2006 Plan		2002 Plan		1994 Directors’ Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	—	—	1,532,423	1.95	35,189	.59	1,941,706	.55
Options granted	243,310	21.48	—	—	—	—	—	—
Options exercised	—	—	(102,325)	.76	—	—	(301,527)	.59
Options canceled	—	—	(5,630)	.64	—	—	—	—
Outstanding at July 28, 2007	243,310	21.48	1,424,468	2.04	35,189	.59	1,640,179	.55
Options exercisable at July 28, 2007	—	—	633,068	.91	35,189	.59	1,640,179	.55

7. Customer Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenues from customer-funded R&D were approximately $4,286,000 and $1,939,000  for the three months ended July 28, 2007 and July 29, 2006, respectively.

8. Income Taxes

On May 1, 2007, the Company adopted the provisions of FIN No. 48. The Company recorded a reduction to retained earnings of approximately $581,000 as a result of the implementation of FIN No. 48.  At the adoption date of May 1, 2007, the Company had approximately $4,107,000 of unrecognized tax benefits. At July 28, 2007, the Company had approximately $4,107,000 of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that no unrecognized tax benefits will decrease in the next twelve months.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2007 and July 28, 2007, the Company had accrued approximately $208,000 of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations.  The tax years 2004 to 2007 remain open to examination by the IRS for federal income taxes. The tax years 2003 to 2007 remain open for major state taxing jurisdictions.

9. Segment Data

The Company’s product segments are as follows:

•	Unmanned Aircraft Systems (“UAS”) — engages primarily in the design, manufacture, sale and support of small unmanned aircraft systems.

•	PosiCharge Systems (“PosiCharge”) — engages primarily in the design, manufacture, sale and support of fast charge systems and related services for users of electrical industrial vehicles.

•	Energy Technology Center — provides contract engineering for electric energy-related projects, and engages in the design, manufacture, sale and support of power processing test systems.

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

The segment results are as follows (in thousands):

	Three Months Ended
	July 28, 2007	July 29, 2006

Revenue:
UAS	$41,873	$24,983
PosiCharge	5,358	4,943
Energy Technology Center	1,973	1,631
Total	49,204	$31,557
Gross margin:
UAS	14,091	$9,271
PosiCharge	1,945	1,940
Energy Technology Center	801	775
Total	16,837	$11,986
Research and development	4,300	3,841
Selling, general and administrative	7,726	6,132
Income from operations	4,811	2,013
Interest income	979	206
Income before income taxes	$5,790	$2,219

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2007.

Fiscal Periods

Our fiscal year ends on April 30 and our fiscal quarters end on the last Saturday of July, October and January.

Results of Operations

Our operating segments are UAS, PosiCharge and our Energy Technology Center. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, selling, general and administrative, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

	Three Months Ended
	July 28, 2007	July 29, 2006
	(Unaudited)
Revenue:
UAS	$41,873	$24,983
PosiCharge	5,358	4,943
Energy Technology Center	1,973	1,631
Total	49,204	$31,557
Gross margin:
UAS	$14,091	$9,271
PosiCharge	1,945	1,940
Energy Technology Center	801	775
Total	$16,837	$11,986

Three Months Ended July 28, 2007 Compared to Three Months Ended July 29, 2006

Revenue. Revenue for the three months ended July 28, 2007 was $49.2 million, as compared to $31.6 million for the three months ended July 29, 2006, representing an increase of $17.6 million, or 56%. UAS revenue increased $16.9 million to $41.9 million for the three months ended July 28, 2007, largely due to increased UAS product sales, services and customer-funded R&D.  The increase in product sales resulted primarily from higher Raven B manufacturing volume.  The completion of Raven B customer testing and evaluation led to the initiation of full-rate production during fiscal 2007, in turn resulting in an increase in procurement.  The increase in UAS services revenue was primarily due to increased Raven spares and training services.  These contract logistics services, or CLS, are cost reimburseable arrangements, which typically result in lower gross margin than fixed price contracts.  PosiCharge revenue increased by $0.5 million to $5.4 million for the three months ended July 28, 2007, primarily due to increased installations of our fast charge systems.  Energy Technology Center revenue increased by $0.4 million to $2.0 million in the three months ended July 28, 2007, primarily due to higher sales of power processing test equipment and customer-funded R&D.

Cost of Sales. Cost of sales for the three months ended July 28, 2007 was $32.4 million, as compared to $19.6 million for the three months ended July 29, 2006, representing an increase of $12.8 million, or 65%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $12.1 million, PosiCharge cost of sales of $0.4 million, and Energy Technology Center cost of sales of $0.3 million.

Gross Margin. Gross margin for the three months ended July 28, 2007 was $16.8 million, as compared to $12.0 million for the three months ended July 29, 2006, representing an increase of $4.8 million, or 40%. UAS gross margin increased $4.8 million to $14.1 million for the three months ended July 28, 2007. As a percentage of revenue, gross margin for UAS decreased from 37% to 34%. The decrease in UAS gross margin percent was primarily due to lower fixed price revenue relative to cost reimbursable revenue compared to the same period in the prior year.  PosiCharge gross margin was unchanged at $1.9 million for the three months ended July 28, 2007. As a percentage of revenue, PosiCharge gross margin decreased from 39% to 36% primarily due to increased manufacturing and engineering infrastructure support costs.  Energy Technology Center gross margin was unchanged at $0.8 million for the three months ended July 28, 2007. As a percentage of revenue, Energy Technology Center gross margin decreased from 48% to 41% for the three months ended July 28, 2007, primarily due to higher sustaining engineering costs for power processing test equipment deliveries.

Research and Development. R&D expense for the three months ended July 28, 2007 was $4.3 million, or 9% of revenue, which was higher than R&D expense of $3.8 million or 12% of revenue for the three months ended July 29, 2006.  R&D expense increased $0.5 million primarily due to higher investment in development initiatives including Global Observer.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. Because of possible future changes in delivery schedules and/or cancellations of orders, funded backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the funded backlog represented. As of July 28, 2007 and April 30, 2007, our funded backlog was $61.7 million and $60.9 million, respectively.

In addition to funded backlog, we define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, or indefinite delivery indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. As of July 28, 2007 and April 30, 2007, our unfunded backlog was $454.1 million and $477.5 million, respectively.

Selling, General and Administrative. SG&A expense for the three months ended July 28, 2007 was $7.7 million, or 16% of revenue, compared to SG&A expense of $6.1 million, or 19% of revenue, in the three months ended July 29, 2006. The increase in SG&A expense of $1.6 million was caused primarily by increased marketing and bid and proposal expense.

Income Tax Expense. Our effective income tax rate was 33.6% for the three months ended July 28, 2007, as compared to 38.5% for the three months ended July 29, 2006. This decrease was largely due to tax-exempt interest income received from our short-term investments.  During the three months ended July 29, 2006, the Company did not receive any tax-exempt interest.

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing R&D costs, all of which we anticipate funding through our existing working capital, funds provided by operating activities and our working capital line of credit. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities, funds available through our working capital line of credit and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing.

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

Our working capital requirements vary by contract type. On cost reimburseable programs, we typically bill our incurred costs and fees monthly as work progresses, and therefore working capital investment is minimal. On fixed-price contracts, we typically are paid as we deliver products, and working capital is needed to fund labor and expenses incurred during the lead time from contract award until contract deliveries begin.

Cash Flows

The following table provides our cash flow data for the three months ended July 28, 2007 and July 29, 2006 (in thousands):

	Three Months Ended
	July 28, 2007	July 29, 2006
	(Unaudited)
Net cash used in operating activities	$(6,293)	$(1,423)
Net cash provided by (used in) investing activities	$14,755	$(681)
Net cash provided by financing activities	$240	$194

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended July 28, 2007 increased by $4.9 million to $6.3 million, compared to net cash used in operating activities of $1.4 million for the three months ended July 29, 2006. This increase in net cash used in operating activities was primarily due to continued sales growth that resulted in higher working capital needs of $10.6 million partially offset by higher net income of $2.5 million, and a higher tax benefit from stock option exercises of $3.1 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $15.5 million to $14.8 million for the three months ended July 28, 2007, compared to net cash used in investing activities of $0.7 million for the three months ended July 29, 2006. The increase in net cash provided by investing activities was primarily due to sales of short-term investments to fund working capital needs.  During the three months ended July 28, 2007 and July 29, 2006, we used cash to purchase property and equipment totaling $2.2 million and $0.7 million, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities was unchanged at $0.2 million for the three months ended July 28, 2007, compared to the three months ended July 29, 2006. During the three months ended July 28, 2007 and July 29, 2006, we received proceeds from stock option exercises of $0.3 million and $0.2 million, respectively.

Line of Credit and Term Loan Facilities

We have a revolving line of credit with a bank, under which we may borrow up to $16.5 million. Borrowings bear interest at the bank's prime commercial lending rate, which was 8.25% as of July 28, 2007 and April 30, 2007. The line of credit is secured by substantially all of our assets. Payment of amounts outstanding is made at our discretion. All principal plus accrued interest is due August 31, 2007. We had no outstanding balance on the line of credit as of July 28, 2007 and April 30, 2007.

Effective August 31, 2007, we amended and restated our Business Loan Agreement with our bank, California Bank & Trust, to increase our borrowing limit from $16,500,000 to $25,000,000 and to extend the maturity date. Borrowings bear interest at the bank’s prime commercial lending rate minus 0.25%.  The line of credit is secured by substantially all of our assets.

The credit facility contains several financial covenants, including that we not exceed maximum liquidity and leverage ratios, and limitations on additional indebtedness. In addition, the facility contains certain other restrictive loan covenants, including covenants limiting our ability to dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends, and repurchase stock. The facility also includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default.

Interest on amounts outstanding under the line of credit are due monthly. All principal plus accrued but unpaid interest on the line of credit is due August 31, 2009.  We had no outstanding balance on the line of credit as of August 30, 2007.

We have entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of July 28, 2007, we had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007, for further discussion on quantitative and qualitative disclosures about market risk.

ITEM 4T. CONTROLS AND PROCEDURES

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

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and wer operating at a reasonable assurance level.

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter  ended  July 28,  2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal  year ended April 30, 2007.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Amended and Restated Business Loan Agreement, dated August 31, 2007, between AeroVironment, Inc. and California Bank & Trust.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 6, 2007		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer (Principal
Financial and Accounting Officer)