Form 10-Q
period 2007-10-27
AeroVironment Inc
filed 2007-12-06
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 27, 2007

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

As of November 29, 2007, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,136,672.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	October 27, 2007	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,283	$20,920
Restricted cash	406	389
Short-term investments	92,400	88,325
Accounts receivable, net of allowance for doubtful accounts of $204 at October 27, 2007 and $149 at April 30, 2007	26,034	7,691
Unbilled receivables and retentions	12,837	26,494
Inventories, net	12,704	14,015
Income tax receivable	4,807	-
Deferred income taxes	1,785	1,730
Prepaid expenses and other current assets	1,747	1,504
Total current assets	167,003	161,068
Property and equipment, net	9,667	6,229
Deferred income taxes	761	761
Other assets	119	119
Total assets	$177,550	$168,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,791	$16,024
Wages and related accruals	6,539	8,942
Customer advances	101	139
Income taxes payable	-	4,564
Other current liabilities	3,287	1,544
Total current liabilities	20,718	31,213
Deferred rent	979	541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 20,081,738 at October 27, 2007 and 18,875,957 at April 30, 2007	2	2
Additional paid-in capital	94,614	83,611
Retained earnings	61,237	52,810
Total stockholders’ equity	155,853	136,423
Total liabilities and stockholders’ equity	$177,550	$168,177

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands except share and per share data)

	Three months ended		Six months ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Revenue:
Product sales	$34,042	$30,968	63,726	$54,812
Contract services	19,659	14,221	39,179	21,934
	53,701	45,189	102,905	76,746
Cost of sales:
Product sales	20,611	18,249	38,902	32,550
Contract services	14,163	9,170	28,239	14,440
	34,774	27,419	67,141	46,990
Gross margin	18,927	17,770	35,764	29,756
Research and development	3,802	3,180	8,102	7,021
Selling, general and administrative	8,573	6,735	16,299	12,867
Income from operations	6,552	7,855	11,363	9,868
Other income
Interest income	1,143	141	2,122	347
Income before income taxes	7,695	7,996	13,485	10,215
Provision for income taxes	2,531	3,102	4,477	3,956
Net income	$5,164	$4,894	9,008	$6,259
Earnings per share data (a):
Basic	$0.26	$0.36	0.47	$0.46
Diluted	0.24	0.31	0.42	$0.40
Weighted average shares outstanding (a):
Basic	19,652,095	13,620,154	19,279,094	13,564,438
Diluted	21,346,349	15,584,150	21,218,731	15,528,435

(a) All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Six months ended
	October 27, 2007	October 28, 2006
Operating activities
Net income	$9,008	$6,259
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,595	1,349
Provision for doubtful accounts	55	76
Deferred income taxes	(55)	-
Stock-based compensation	185	8
Tax benefit from exercise of stock options	9,999	210
Gain on disposition of property and equipment	-	(4)
Changes in operating assets and liabilities:
Accounts receivable	(18,398)	(670)
Unbilled receivables and retentions	13,657	(2,758)
Inventories	1,311	2,446
Income tax receivable	(4,807)	-
Other assets	(243)	(1,443)
Accounts payable	(5,233)	(1,188)
Customer advances	(38)	(7,643)
Other liabilities	(5,368)	1,075
Net cash and cash equivalents provided by (used in) operating activities	1,668	(2,283)
Investing activities
Acquisitions of property and equipment	(5,032)	(1,289)
Proceeds from sale of property and equipment	-	15
Purchases of short-term investments	(497,239)	-
Sales of short-term investments	493,164	-
Net cash and cash equivalents used in investing activities	(9,107)	(1,274)
Financing activities
Transfers (to) from restricted cash	(17)	1,143
Repayments of line of credit	-	(6,232)
Proceeds from line of credit	-	6,232
Exercise of stock options	819	204
Net cash and cash equivalents provided by financing activities	802	1,347
Net decrease in cash and cash equivalents	(6,637)	(2,210)
Cash and cash equivalents at beginning of period	20,920	15,388
Cash and cash equivalents at end of period	$14,283	$13,178

See accompanying notes to consolidated financial statements (unaudited)

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development and production of unmanned aircraft systems and energy technologies for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 27, 2007 are not necessarily indicative of the results for the full year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2007, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Government Contracts

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

For example, during the course of its audits, the DCAA may question our incurred project costs, and if the DCAA believes we have accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to our administrative contracting officer to disallow such costs. Historically, we have not experienced significant disallowed costs as a result of government audits.  However, we can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options.

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Denominator for basic earnings per share:
Weighted average common shares outstanding	19,652,095	13,620,154	19,279,094	13,564,438
Dilutive effect of employee stock options	1,694,254	1,963,996	1,939,637	1,963,997
Denominator for diluted earnings per share	21,346,349	15,584,150	21,218,731	15,528,435

All share information has been adjusted to reflect a 7.0378-for-one stock split which was effective January 18, 2007.

During the three and six months ended October 27, 2007 certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options which met this anti-dilutive criterion was approximately 108,000 and 77,000 for the three and six months ended October 27, 2007, respectively.  During the three and six months ended October 28, 2006 there were no stock options that were anti-dilutive to earnings per share.

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

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2. Inventories, net

Inventories consist of the following:
	October 27, 2007	April 30, 2007
	(In thousands)
Raw materials	$6,718	$5,418
Work in process	3,247	3,514
Finished goods	3,902	6,221
Inventories, gross	13,867	15,153
Reserve for inventory obsolescence	(1,163)	(1,138)
Inventories, net	$12,704	$14,015

3. Warranty Reserves

The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 27, 2007 and October 28, 2006 (in thousands):

	Three Months Ended		Six Months Ended
	October 27, 2007	October 28, 2006	October 27, 2007	October 28, 2006
Beginning balance	$243	$355	$263	$344
Warranty expense	262	149	470	301
Warranty costs incurred	(123)	(139)	(351)	(280)
Ending balance	$382	$365	$382	$365

4. Bank Borrowings

The Company has a working capital line of credit with a bank with a borrowing limit of $25,000,000. Borrowings bear interest at the bank's prime commercial lending rate minus 0.25%, which was 7.50% as of October 27, 2007 and 8.25% as of April 30, 2007. The line of credit is secured by substantially all of the Company's assets. Interest on amounts outstanding under the line of credit are due monthly. All principal plus accrued but unpaid interest on the line of credit is due August 31, 2009.  The Company had no outstanding balance on the line of credit as of October 27, 2007 and April 30, 2007.

The credit facility contains several financial covenants, including that the Company not exceed maximum liquidity and leverage ratios, and limitations on additional indebtedness.  The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default.  The Company was in compliance with these covenants as of October 27, 2007 and April 30, 2007.

The Company has entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of the Company’s future performance on certain contracts to provide products and services and to secure advance payments the Company has received from certain international customers. As of October 27, 2007 and April 30, 2007, the Company had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

5. Stockholders’ Equity

In connection with its initial public offering completed on January 26, 2007, the Company reincorporated in Delaware, effective on December 6, 2006, and effected a 7.0378-to-one stock split on January 18, 2007. All share and per share data have been adjusted to reflect this split.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

6. Stock-Based Compensation

For the three and six months ended October 27, 2007 the Company recorded stock-based compensation of approximately $117,000 and $185,000, respectively. For the three and six months ended October 28, 2006, the Company recorded stock-based compensation of approximately $8,000.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended October 27, 2007:

	Three Months Ended October 27, 2007	Six Months Ended October 27, 2007
Expected term (in years)	6.5	6.5
Expected volatility	21.25%	19.74%
Risk-free interest rate	4.32%	5.01%
Expected dividend	—	—
Weighted average fair value at grant date	$6.45	$7.72

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended October 28, 2006:

Three and Six Months Ended October 28, 2006
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

The expected volatility is based on peer group volatility in the absence of historical market data for the Company’s stock, as permitted under Statement of Financial Accounting Standards No. 123(R), Share Based Payment. The peer group volatility was derived based on historical volatility of a comparable peer group index consisting of companies operating in a similar industry.

The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

Information related to the Company’s stock option plans at October 27, 2007 and for the six months then ended is as follows:

	2006 Plan		2002 Plan		1994 Directors’ Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	—	$—	1,532,423	$1.95	35,189	$0.59	1,941,706	$0.55
Options granted	243,310	21.48	—	—	—	—	—	—
Options exercised	—	—	(102,325)	0.76	—	—	(301,527)	.59
Options canceled	—	—	(5,630)	0.64	—	—	—	—
Outstanding at July 28, 2007	243,310	21.48	1,424,468	2.04	35,189	0.59	1,640,179	0.55
Options granted	40,000	19.87	—	—	—	—	—	—
Options exercised	—	—	(176,635)	1.13	—	—	(625,294)	0.58
Options canceled	—	—	(21,113)	3.63	—	—	—	—
Outstanding at October 27, 2007	283,310	21.25	1,226,720	2.09	35,189	0.59	1,014,885	0.53
Options exercisable at October 27, 2007	—	—	717,885	1.29	35,189	0.59	1,014,885	0.53

7. Customer Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenues from customer-funded R&D were approximately $5,817,000 and $10,103,000 for the three and six months ended October 27, 2007, respectively.  Revenues from customer-funded R&D were approximately $5,109,000 and $7,048,000 for the three and six months ended October 28, 2006, respectively.

8. Income Taxes

On May 1, 2007, the Company adopted the provisions of FIN No. 48. The Company recorded a reduction to retained earnings of approximately $581,000 as a result of the implementation of FIN 48.  At the adoption date of May 1, 2007, the Company had approximately $4,369,000 of unrecognized tax benefits. At October 27, 2007, the Company had approximately $4,673,000 of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that none of its unrecognized tax benefits will decrease in the next twelve months.

The Company records interest and penalties on uncertain tax positions to income tax expense. As of May 1, 2007 and October 27, 2007, the Company had accrued approximately $208,000 of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations.  The tax years 2004 to 2007 remain open to examination by the IRS for federal income taxes. The tax years 2003 to 2007 remain open for major state taxing jurisdictions.

For the three months ended and six months ended October 27, 2007, the Company increased the unrecognized tax benefits by approximately $152,000 and $304,000, respectively, which impacted the company’s effective tax rate.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

9. Segment Data

The Company’s product segments are as follows:

•	Unmanned Aircraft Systems (“UAS”) — engages primarily in the design, manufacture, sale and support of small unmanned aircraft systems.

•	PosiCharge Systems (“PosiCharge”) — engages primarily in the design, manufacture, sale and support of fast charge systems and related services for users of electrical industrial vehicles.

•	Energy Technology Center— provides contract engineering for electric energy-related projects, and engages in the design, manufacture, sale and support of power processing test systems.

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

The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2007	2006	2007	2006
Revenue:
UAS	$46,604	$37,875	$88,477	$62,858
PosiCharge	5,236	4,515	10,594	9,458
Energy Technology Center	1,861	2,799	3,834	4,430
Total	53,701	45,189	102,905	76,746
Gross margin:
UAS	16,910	14,516	31,001	23,787
PosiCharge	1,402	1,821	3,347	3,761
Energy Technology Center	615	1,433	1,416	2,208
Total	18,927	17,770	35,764	29,756
Research and development	3,802	3,180	8,102	7,021
Selling, general and administrative	8,573	6,735	16,299	12,867
Income from operations	6,552	7,855	11,363	9,868
Interest income	1,143	141	2,122	347
Income before income taxes	$7,695	$7,996	$13,485	$10,215

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

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

Results of Operations

Our operating segments are UAS, PosiCharge and our Energy Technology Center. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 27, 2007 Compared to Three Months Ended October 28, 2006

	Three Months Ended
	October 27, 2007	October 28, 2006
	(Unaudited)
Revenue:
UAS	$46,604	$37,875
PosiCharge	5,236	4,515
Energy Technology Center	1,861	2,799
Total	$53,701	$45,189
Gross margin:
UAS	$16,910	$14,516
PosiCharge	1,402	1,821
Energy Technology Center	615	1,433
Total	$18,927	$17,770

Revenue. Revenue for the three months ended October 27, 2007 was $53.7 million, as compared to $45.2 million for the three months ended October 28, 2006, representing an increase of $8.5 million, or 19%. UAS led the revenue growth on the strength of its small UAS product sales and service offerings.  UAS revenue increased $8.7 million, or 23%, to $46.6 million for the three months ended October 27, 2007, primarily due to increased UAS service and product sales and customer-funded R&D. The increase in UAS services revenue was primarily due to an increase in the provision of Raven spares and training services.  These contract logistics services, or CLS, are cost reimburseable arrangements, which typically result in lower gross margin than fixed price contracts.  The increase in product sales resulted primarily from higher Raven B manufacturing volume.  The completion of Raven B customer testing and evaluation in the second half of fiscal 2007 led to the initiation of full-rate production, in turn resulting in an increase in procurement.  PosiCharge revenue increased by $0.7 million, or 16%, to $5.2 million for the three months ended October 27, 2007, primarily due to increased installations of our fast charge systems.  Energy Technology Center revenue decreased by $0.9 million, or 34%, to $1.9 million for the three months ended October 27, 2007, primarily due to lower sales of power processing test equipment.

Cost of Sales. Cost of sales for the three months ended October 27, 2007 was $34.8 million, as compared to $27.4 million for the three months ended October 28, 2006, representing an increase of $7.4 million, or 27%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $6.3 million, and PosiCharge cost of sales of $1.2 million partially offset by lower Energy Technology Center cost of sales of $0.1 million.

Gross Margin. Gross margin for the three months ended October 27, 2007 was $18.9 million, as compared to $17.8 million for the three months ended October 28, 2006, representing an increase of $1.1 million, or 7%. UAS gross margin increased $2.4 million, or 16%, to $16.9 million for the three months ended October 27, 2007. As a percentage of revenue, gross margin for UAS decreased to 36% from 38%. The decrease in UAS gross margin percent was primarily due to increased program costs resulting in lower effective fee rates on government contracts. PosiCharge gross margin decreased $0.4 million to $1.4 million for the three months ended October 27, 2007. As a percentage of revenue, PosiCharge gross margin decreased from 40% to 27% primarily due to higher engineering support costs.  Energy Technology Center gross margin decreased $0.8 million to $0.6 million for the three months ended October 27, 2007. As a percentage of revenue, Energy Technology Center gross margin decreased from 51% to 33%, primarily due to higher sustaining engineering costs for power processing test equipment deliveries.

Research and Development. R&D expense for the three months ended October 27, 2007 was $3.8 million, or 7% of revenue, which was higher than R&D expense of $3.2 million, or 7% of revenue, for the three months ended October 28, 2006.  R&D expense increased $0.6 million primarily due to higher investment in development initiatives including Global Observer, Digital Data Link and Switchblade.

Selling, General and Administrative. SG&A expense for the three months ended October 27, 2007 was $8.6 million, or 16% of revenue, compared to SG&A expense of $6.7 million, or 15% of revenue, for the three months ended October 28, 2006. The increase in SG&A expense of $1.9 million was caused primarily by higher selling and marketing infrastructure costs associated with business growth.

Income Tax Expense. Our effective income tax rate was 32.9% for the three months ended October 27, 2007, as compared to 38.8% for the three months ended October 28, 2006. This decrease was largely due to tax-exempt interest income received from  our short-term investments.  During the three months ended October 28, 2006, we did not receive any tax-exempt interest.

Six Months Ended October 27, 2007 Compared to Six Months Ended October 28, 2006

	Six Months Ended
	October 27, 2007	October 28, 2006
	(Unaudited) (In thousands)
Revenue:
UAS	$88,477	$62,858
PosiCharge	10,594	9,458
Energy Technology Center	3,834	4,430
Total	$102,905	$76,746
Gross margin:
UAS	$31,001	$23,787
PosiCharge	3,347	3,761
Energy Technology Center	1,416	2,208
Total	$35,764	$29,756

Revenue. Revenue for the six months ended October 27, 2007 was $102.9 million, as compared to $76.7 million for the six months ended October 28, 2006, representing an increase of $26.2 million, or 34%. UAS led the revenue growth on the strength of its small UAS product sales and service offerings.  UAS revenue increased $25.6 million, or 41%, to $88.5 million for the six months ended October 27, 2007, largely due to increased UAS service and product sales and customer-funded R&D. The increase in UAS services revenue was primarily due to an increase in the provision of Raven spares and training services.   The increase in product sales resulted primarily from higher Raven B manufacturing volume.  The completion of Raven B customer testing and evaluation in the second half of fiscal 2007 led to the initiation of full-rate production, in turn resulting in an increase in procurement.  PosiCharge revenue increased by $1.1 million, or 12%, to $10.6 million for the six months ended October 27, 2007, primarily due to increased installations of our fast charge systems.  Energy Technology Center revenue decreased by $0.6 million, or 13%, to $3.8 million for the six months ended October 27, 2007, primarily due to lower sales of power processing test equipment.

Cost of Sales. Cost of sales for the six months ended October 27, 2007 was $67.1 million, as compared to $47.0 million for the six months ended October 28, 2006, representing an increase of $20.1 million, or 43%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $18.4 million, PosiCharge cost of sales of $1.5 million, and Energy Technology Center cost of sales of $0.2 million.

Gross Margin. Gross margin for the six months ended October 27, 2007 was $35.8 million, as compared to $29.8 million for the six months ended October 28, 2006, representing an increase of $6.0 million, or 20%. UAS gross margin increased $7.2 million to $31.0 million for the six months ended October 27, 2007. As a percentage of revenue, gross margin for UAS decreased to 35% from 38%. The decrease in UAS gross margin percent was primarily due to lower fixed price revenue relative to cost reimbursable revenue and increased program costs resulting in lower effective fee rates on government contracts compared to the same period in the prior year.  PosiCharge gross margin decreased $0.4 million to $3.3 million for the six months ended October 27, 2007. As a percentage of revenue, PosiCharge gross margin decreased from 40% to 32% primarily due to increased engineering support costs.  Energy Technology Center gross margin decreased $0.8 million to $1.4 million for the six months ended October 27, 2007. As a percentage of revenue, Energy Technology Center gross margin decreased from 50% to 37%, primarily due to an increase in sustaining engineering costs for power processing test equipment deliveries.

Research and Development. R&D expense for the six months ended October 27, 2007 was $8.1 million, or 8% of revenue, which was higher than R&D expense of $7.0 million or 9% of revenue for the six months ended October 28, 2006.  R&D expense increased $1.1 million primarily due to higher investment in development initiatives including Global Observer, Digital Data Link, Switchblade, and Architectural Wind.

Selling, General and Administrative. SG&A expense for the six months ended October 27, 2007 was $16.3 million, or 16% of revenue, compared to SG&A expense of $12.9 million, or 17% of revenue, for the six months ended October 28, 2006. The increase in SG&A expense of $3.4 million was caused primarily by higher selling and marketing infrastructure associated with business growth and added expense for being a public company.

Income Tax Expense. Our effective income tax rate was 33.2% for the six months ended October 27, 2007, as compared to 38.7% for the six months ended October 28, 2006. This decrease was largely due to tax-exempt interest income received from our short-term investments.  During the six months ended October 28, 2006, we did not receive any tax-exempt interest.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. Because of possible future changes in delivery schedules and/or cancellations of orders, funded backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the funded backlog represented. As of October 27, 2007 and April 30, 2007, our funded backlog was $66.3 million and $60.9 million, respectively.

In addition to funded backlog, we define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, or indefinite delivery indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. As of October 27, 2007 and April 30, 2007, our unfunded backlog was $486.0 million and $477.5 million, respectively.  Unfunded backlog does not include potential order amounts under options to purchase additional aircraft included in our Global Observer contract.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 27, 2007 and October 28, 2006 (in thousands):

	Six Months Ended
	October 27, 2007	October 28, 2006
	(Unaudited)
Net cash provided by (used in) operating activities	$1,668	$(2,283)
Net cash used in investing activities	$(9,107)	$(1,274)
Net cash provided by financing activities	$802	$1,347

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended October 27, 2007 increased by $4.0 million to $1.7 million, compared to net cash used in operating activities of $2.3 million for the six months ended October 28, 2006. This increase in net cash provided by operating activities was primarily due to an increase in tax benefits from stock options exercises of $9.8 million and higher net income of $2.7 million partially offset by higher working capital needs of $8.9 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $7.8 million to $9.1 million for the six months ended October 27, 2007, compared to net cash used in investing activities of $1.3 million for the six months ended October 28, 2006. The increase in net cash used in investing activities was primarily due to higher investments in tax exempt municipal auction rate securities of $4.1 million and higher capital expenditures of $3.7 million.  During the six months ended October 27, 2007 and October 28, 2006, we used cash to purchase property and equipment totaling $5.0 million and $1.3 million, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.5 million to $0.8 million for the six months ended October 27, 2007, compared to the six months ended October 28, 2006. During the six months ended October 27, 2007 and October 28, 2006, we received proceeds from stock option exercises of $0.8 million and $0.2 million, respectively.

Line of Credit and Term Loan Facilities

We have a revolving line of credit with a bank, under which we may borrow up to $25.0 million. Borrowings bear interest at the bank's prime commercial lending rate minus 0.25%, which was 7.50% as of October 27, 2007 and 8.25% as of April 30, 2007. The line of credit is secured by substantially all of our assets. Interest on amounts outstanding under the line of credit are due monthly. All principal plus accrued but unpaid  interest is due August 31, 2009. We had no outstanding balance on the line of credit as of  October 27, 2007 and April 30, 2007.

The credit facility contains certain financial covenants, including that we not exceed maximum liquidity and leverage ratios, and limitations on additional indebtedness.  The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default.

We have entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of October 27, 2007, we had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

During the second quarter, there were no material changes in our off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2007.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in our April 30, 2007 Annual Report on Form 10-K for the fiscal year ended April 30, 2007, for further discussion on quantitative and qualitative disclosures about market risk.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 27,  2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 26, 2007, we held our 2007 annual meeting of stockholders.  As of the date of the meeting, there were 19,352,932 shares of common stock entitled to vote.  There were 18,035,513 shares (93.2% of the shares entitled to vote) represented at the meeting in person or by proxy.  Immediately prior to and following the meeting, our board of directors was comprised Joseph F. Alibrandi, Kenneth R. Baker, Timothy E. Conver, Arnold L. Fishman, Murray Gell-Mann and Charles R. Holland.  The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

1.	Proposal to elect Kenneth R. Baker, Murray Gell-Mann and Charles R. Holland as Class I directors for three year terms:

Director	For	Withheld

Kenneth R. Baker	17,875,106	160,407
Murray Gell-Mann	17,873,293	162,220
Charles R. Holland	17,870,466	165,047

2.	Proposal to ratify the appointment of the accounting firm of Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending April 30, 2008.

For	Against	Abstain

17,917,812	114,925	2,776

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2007		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer (Principal
Financial and Accounting Officer)