Form 10-Q
period 2008-01-26
AeroVironment Inc
filed 2008-03-04
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q
________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 26, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to ___________

Commission file number: 001-33261
________________

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

________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

☐ Large accelerated filer	☐ Accelerated filer	☑ Non-accelerated filer	☐ Smaller reporting company
(Do not  check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐      No ☑

As of February 28, 2008, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,178,369.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.
Consolidated Balance Sheets
(In thousands except share data)

	January 26, 2008	April 30, 2007
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$79,565	$20,920
Restricted cash	406	389
Short-term investments	30,780	88,325
Accounts receivable, net of allowance for doubtful accounts of $186 at January 26, 2008 and $149 at April 30, 2007	25,463	7,691
Unbilled receivables and retentions	18,418	26,494
Inventories, net	16,970	14,015
Income tax receivable	2,623	—
Deferred income taxes	1,843	1,730
Prepaid expenses and other current assets	1,620	1,504
Total current assets	177,688	161,068
Property and equipment, net	10,256	6,229
Deferred income taxes	761	761
Other assets	118	119
Total assets	$188,823	$168,177
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,233	$16,024
Wages and related accruals	7,809	8,942
Customer advances	548	139
Income taxes payable	—	4,564
Other current liabilities	4,361	1,544
Total current liabilities	24,951	31,213
Deferred rent	927	541
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 20,175,563 at January 26, 2008 and 18,875,957 at April 30, 2007	2	2
Additional paid-in capital	95,741	83,611
Retained earnings	67,202	52,810
Total stockholders’ equity	162,945	136,423
Total liabilities and stockholders’ equity	$188,823	$168,177

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007

Revenue:
Product sales	$19,947	$32,614	$83,673	$87,426
Contract services	28,588	13,661	67,767	35,595
	48,535	46,275	151,440	123,021
Cost of sales:
Product sales	9,585	17,677	48,487	50,226
Contract services	19,117	8,962	47,356	23,403
	28,702	26,639	95,843	73,629
Gross margin	19,833	19,636	55,597	49,392
Selling, general and administrative	8,216	4,224	24,515	17,091
Research and development	3,664	2,240	11,766	9,261
Income from operations	7,953	13,172	19,316	23,040
Other income
Interest income	1,011	173	3,133	520
Income before income taxes	8,964	13,345	22,449	23,560
Provision for income taxes	2,999	4,456	7,476	8,412
Net income	$5,965	$8,889	$14,973	$15,148
Earnings per share data:
Basic	$0.30	$0.65	$0.77	$1.11
Diluted	$0.28	$0.57	$0.70	$0.98
Weighted average shares outstanding:
Basic	20,141,903	13,679,665	19,568,819	13,602,975
Diluted	21,517,117	15,691,256	21,320,241	15,528,493

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.
Consolidated Statements of Cash Flows (Unaudited)
(In thousands)

	Nine Months Ended
	January 26, 2008	January 27, 2007
Operating activities
Net income	$14,973	$15,148
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,612	2,118
Long-term retirement costs	—	(2,209)
Provision for doubtful accounts	(37)	105
Deferred income taxes	(113)	—
Stock-based compensation	330	32
Tax benefit from exercise of stock options	10,871	220
Gain on disposition of property and equipment	—	(4)
Changes in operating assets and liabilities:
Accounts receivable	(17,735)	710
Unbilled receivables and retentions	8,076	(3,201)
Inventories	(2,955)	1,459
Income tax receivable	(2,623)	—
Other assets	(115)	(77)
Accounts payable	(3,791)	306
Customer advances	409	(7,112)
Other liabilities	(3,075)	5,118
Net cash and cash equivalents provided by operating activities	6,827	12,613
Investing activities
Acquisitions of property and equipment	(6,639)	(1,695)
Proceeds from sale of property and equipment	—	15
Purchases of short-term investments	(784,491)	—
Sales of short-term investments	842,036	—
Net cash and cash equivalents provided by (used in) investing activities	50,906	(1,680)
Financing activities
Transfers (to) from restricted cash	(17)	1,143
Repayments of line of credit	—	(6,232)
Proceeds from line of credit	—	6,232
Exercise of stock options	929	220
Net proceeds from initial public offering	—	80,523
Net cash and cash equivalents provided by financing activities	912	81,886
Net increase in cash and cash equivalents	58,645	92,819
Cash and cash equivalents at beginning of period	20,920	15,388
Cash and cash equivalents at end of period	$79,565	$108,207

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 26, 2008 are not necessarily indicative of the results for the full year ending April 30, 2008. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2007, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred project costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced significant disallowed costs as a result of government audits.  However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)
Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options.

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Denominator for basic earnings per share:
Weighted average common shares outstanding	20,141,903	13,679,665	19,568,819	13,602,975
Dilutive effect of employee stock options	1,375,214	2,011,591	1,751,422	1,925,518
Denominator for diluted earnings per share	21,517,117	15,691,256	21,320,241	15,528,493

During the three and nine months ended January 26, 2008 certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options which met this anti-dilutive criterion was approximately 76,000 and 194,000 for the three and nine months ended January 26, 2008, respectively.  During the three and nine months ended January 27, 2007 there were no stock options that were anti-dilutive to earnings per share.

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

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

2. Short-term Investments

The Company’s short-term investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities as available-for-sale and reported at fair value, which approximates cost.

As of January 26, 2008, the Company’s short-term investments consisted entirely of investment grade auction rate municipal notes and bonds with maturities that could range from 11 to 27 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates.  At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

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

Subsequent to January 26, 2008, the Company experienced failed auctions on some of its auction rate securities.  A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account.  The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 26, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As of March 3, 2008, including the securities involved in failed auctions, the Company held approximately $17.4 million of these auction rate securities, all of which carry investment grade ratings.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and therefore has not recorded any impairment as of January 26, 2008 or through the date of this filing.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs.

3. Inventories, net

Inventories consist of the following:

	January 26, 2008	April 30, 2007
	(In thousands)
Raw materials	$6,991	$5,418
Work in process	5,738	3,514
Finished goods	5,392	6,221
Inventories, gross	18,121	15,153
Reserve for inventory obsolescence	(1,151)	(1,138)
Inventories, net	$16,970	$14,015

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

4. Warranty Reserves

The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 26, 2008 and January 27, 2007 (in thousands):

	Three Months Ended		Nine Months Ended
	January 26, 2008	January 27, 2007	January 26, 2008	January 27, 2007
Beginning balance	$382	$365	$263	$344
Warranty expense	123	250	594	552
Warranty costs incurred	(218)	(152)	(570)	(433)
Ending balance	$287	$463	$287	$463

5. Bank Borrowings

The Company has a working capital line of credit with a bank with a borrowing limit of $25,000,000. Borrowings bear interest at the bank's prime commercial lending rate minus 0.25%, which was 6.25% as of January 26, 2008 and 8.25% as of April 30, 2007. The line of credit is secured by substantially all of the Company's assets. Interest on amounts outstanding under the line of credit are due monthly. All principal plus accrued but unpaid interest on the line of credit is due August 31, 2009.  The Company had no outstanding balance on the line of credit as of January 26, 2008 or April 30, 2007.

The credit facility contains several financial covenants, including that the Company not exceed maximum liquidity and leverage ratios, and limitations on additional indebtedness.  The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of the Company’s default.  The Company was in compliance with these covenants as of January 26, 2008 and April 30, 2007.

The Company has entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of the Company’s future performance on certain contracts to provide products and services and to secure advance payments the Company has received from certain international customers. As of January 26, 2008 and April 30, 2007, the Company had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

6. Stock-Based Compensation

For the three and nine months ended January 26, 2008 the Company recorded stock-based compensation of approximately $145,000 and $330,000, respectively. For the three and nine months ended January 27, 2007, the Company recorded stock-based compensation of approximately $24,000 and $32,000, respectively.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended January 26, 2008:

	Three Months Ended January 26, 2008	Nine Months Ended January 26, 2008
Expected term (in years)	6.5	6.5
Expected volatility	18.81%	19.52%
Risk-free interest rate	3.55%	4.67%
Expected dividend	—	—
Weighted average fair value at grant date	$7.01	$7.55

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)

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

Information related to the Company’s stock option plans at January 26, 2008 and for the nine months then ended is as follows:

	2006 Plan		2002 Plan		1994 Directors’ Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	—	$—	1,532,423	$1.95	35,189	$0.59	1,941,706	$0.55
Options granted	243,310	21.48	—	—	—	—	—	—
Options exercised	—	—	(102,325)	0.76	—	—	(301,527)	.59
Options canceled	—	—	(5,630)	0.64	—	—	—	—
Outstanding at July 28, 2007	243,310	21.48	1,424,468	2.04	35,189	0.59	1,640,179	0.55
Options granted	40,000	19.87	—	—	—	—	—	—
Options exercised	—	—	(176,635)	1.13	—	—	(625,294)	0.58
Options canceled	—	—	(21,113)	3.63	—	—	—	—
Outstanding at October 27, 2007	283,310	21.25	1,226,720	2.09	35,189	0.59	1,014,885	0.53
Options granted	86,000	24.01	—	—	—	—	—	—
Options exercised	—	—	(61,986)	1.62	—	—	(31,839)	0.59
Options canceled	—	—	(18,299)	2.13	—	—	—	—
Outstanding at January 26, 2008	369,310	21.89	1,146,435	2.15	35,189	0.59	983,046	0.52
Options exercisable at January 26, 2008	—	—	655,899	1.26	35,189	0.59	983,046	0.52

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)
7. Customer Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenues from customer-funded R&D were approximately $6,892,000 and $16,995,000 for the three and nine months ended January 26, 2008, respectively.  Revenues from customer-funded R&D were approximately $5,297,000 and $12,324,000 for the three and nine months ended January 27, 2007, respectively.

8. Income Taxes

On May 1, 2007, the Company adopted the provisions of Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. The Company recorded a reduction to retained earnings of approximately $581,000 as a result of the implementation of FIN No. 48.  At the adoption date of May 1, 2007, the Company had approximately $4,369,000 of unrecognized tax benefits. At January 26, 2008, the Company had approximately $4,476,000 of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that $1,277,000 of its unrecognized tax benefits will decrease in the next twelve months.

The Company records interest and penalties on uncertain tax positions to income tax expense. As of May 1, 2007 and January 26, 2008, the Company had accrued approximately $208,000 of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations.  The tax years 2005 to 2007 remain open to examination by the IRS for federal income taxes. The tax years 2004 to 2007 remain open for major state taxing jurisdictions.

For the three and nine months ended January 26, 2008, the Company increased the unrecognized tax benefits by approximately $139,000 and $417,000, respectively, which impacted the Company’s effective tax rate.

AeroVironment, Inc.
Notes to Consolidated Financial Statements (Unaudited)
9. Segment Data

The Company’s product segments are as follows:

•	Unmanned Aircraft Systems (“UAS”) — engages primarily in the design, manufacture, sale and support of small unmanned aircraft systems.

•	PosiCharge Systems (“PosiCharge”) — engages primarily in the design, manufacture, sale and support of fast charge systems and related services for users of electrical industrial vehicles.

•	Energy Technology Center — provides contract engineering for electric energy-related projects, and engages in the design, manufacture, sale and support of efficient electric energy systems.

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

The segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2008	2007	2008	2007
Revenue:
UAS	$42,162	$38,763	$130,639	$101,621
PosiCharge	4,111	5,431	14,705	14,889
Energy Technology Center	2,262	2,081	6,096	6,511
Total	48,535	46,275	151,440	123,021
Gross margin:
UAS	17,489	16,695	48,490	40,482
PosiCharge	1,378	1,918	4,725	5,679
Energy Technology Center	966	1,023	2,382	3,231
Total	19,833	19,636	55,597	49,392
Selling, general and administrative	8,216	4,224	24,515	17,091
Research and development	3,664	2,240	11,766	9,261
Income from operations	7,953	13,172	19,316	23,040
Interest income	1,011	173	3,133	520
Income before income taxes	$8,964	$13,345	$22,449	$23,560

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Fiscal Periods

Our 2008 fiscal year ends on April 30, 2008 and our fiscal quarters end on the last Saturday of July, October and January.

Results of Operations

Our operating segments are UAS, PosiCharge and our Energy Technology Center. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 26, 2008 Compared to Three Months Ended January 27, 2007

	Three Months Ended
	January 26, 2008	January 27, 2007
	(Unaudited)
Revenue:
UAS	$42,162	$38,763
PosiCharge	4,111	5,431
Energy Technology Center	2,262	2,081
Total	48,535	$46,275
Gross margin:
UAS	$17,489	$16,695
PosiCharge	1,378	1,918
Energy Technology Center	966	1,023
Total	$19,833	$19,636

Revenue. Revenue for the three months ended January 26, 2008 was $48.5 million, as compared to $46.3 million for the three months ended January 27, 2007, representing an increase of $2.3 million, or 5%.    UAS revenue increased $3.4 million, or 9%, to $42.2 million for the three months ended January 26, 2008, primarily due to substantially higher UAS service and customer-funded research and development work partially offset by lower product deliveries. The higher UAS service revenue was primarily due to services to refurbish, reconstitute, and repair over and above current levels of contractors logistical support, or CLS, for delivered Raven units.  CLS are cost reimburseable arrangements, which typically result in lower gross margin than fixed price contracts.  PosiCharge revenue decreased by $1.3 million, or 24%, to $4.1 million for the three months ended January 26, 2008, due to fewer installations of our fast charge systems in non-auto markets.  Energy Technology Center revenue increased by $0.2 million, or 9%, to $2.3 million for the three months ended January 26, 2008, primarily due to higher deliveries of power processing test equipment.

Cost of Sales. Cost of sales for the three months ended January 26, 2008 was $28.7 million, as compared to $26.6 million for the three months ended January 27, 2007, representing an increase of $2.1 million, or 8%. The increase in cost of sales was caused by higher UAS cost of sales of $2.6 million and Energy Technology Center cost of sales of $0.2 million, partially offset by lower PosiCharge cost of sales of $0.7 million.

Gross Margin. Gross margin for the three months ended January 26, 2008 was $19.8 million, as compared to $19.6 million for the three months ended January 27, 2007, representing an increase of $0.2 million, or 1%. UAS gross margin increased $0.8 million, or 5%, to $17.5 million for the three months ended January 26, 2008. As a percentage of revenue, gross margin for UAS decreased from 43% to 41%.  PosiCharge gross margin decreased $0.5 million to $1.4 million for the three months ended January 26, 2008.  As a percentage of revenue, PosiCharge gross margin decreased from 35% to 34%.  Energy Technology Center gross margin decreased $0.1 million to $1.0 million for the three months ended January 26, 2008.  As a percentage of revenue, Energy Technology Center gross margin decreased from 49% to 43%, primarily due to higher sustaining engineering costs.

Selling, General and Administrative. SG&A expense for the three months ended January 26, 2008 was $8.2 million, or 17% of revenue, compared to SG&A expense of $4.2 million, or 9% of revenue, for the three months ended January 27, 2007, which included the supplemental executive retirement plan reversal of $2.2 million.  Without the reversal, SG&A expense increased $1.8 million, primarily as a result of higher selling and marketing infrastructure costs associated with business growth.

Research and Development. R&D expense for the three months ended January 26, 2008 was $3.7 million, or 8% of revenue, which was higher than R&D expense of $2.2 million or 5% of revenue for the three months ended January 27, 2007.  R&D expense increased $1.5 million, primarily due to higher investment in development initiatives including Global Observer, Digital Data Link and Switchblade.

Income Tax Expense. Our effective income tax rate was 33.5% for the three months ended January 26, 2008, as compared to 33.4% for the three months ended January 27, 2007.

 Nine Months Ended January 26, 2008 Compared to Nine Months Ended January 27, 2007

	Nine Months Ended
	January 26, 2008	January 27, 2007
	(Unaudited)
Revenue:
UAS	$130,639	$101,621
PosiCharge	14,705	14,889
Energy Technology Center	6,096	6,511
Total	$151,440	$123,021
Gross margin:
UAS	$48,490	$40,482
PosiCharge	4,725	5,679
Energy Technology Center	2,382	3,231
Total	$55,597	$49,392

Revenue. Revenue for the nine months ended January 26, 2008 was $151.4 million, as compared to $123.0 million for the nine months ended January 27, 2007, representing an increase of $28.4 million, or 23%.  UAS revenue increased $29.0 million, or 29%, to $130.6 million for the nine months ended January 26, 2008, largely due to increased UAS service and customer-funded R&D partially offset by lower product deliveries. The increase in UAS services revenue was primarily due to services to refurbish, reconstitute, and repair over and above current levels of CLS for delivered Raven units.  CLS are cost reimburseable arrangements, which typically result in lower gross margin than fixed price contracts.  PosiCharge revenue decreased by $0.2 million, or 1%, to $14.7 million for the nine months ended January 26, 2008.  Energy Technology Center revenue decreased by $0.4 million, or 6%, to $6.1 million for the nine months ended January 26, 2008, primarily due to lower sales of power processing test equipment.

Cost of Sales. Cost of sales for the nine months ended January 26, 2008 was $95.8 million, as compared to $73.6 million for the nine months ended January 27, 2007, representing an increase of $22.2 million, or 30%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $21.0 million, PosiCharge cost of sales of $0.8 million, and Energy Technology Center cost of sales of $0.4 million.

Gross Margin. Gross margin for the nine months ended January 26, 2008 was $55.6 million, as compared to $49.4 million for the nine months ended January 27, 2007, representing an increase of $6.2 million, or 13%. UAS gross margin increased $8.0 million to $48.5 million for the nine months ended January 26, 2008. As a percentage of revenue, gross margin for UAS decreased from 40% to 37%. The decrease in UAS gross margin percent was primarily due to lower fixed price revenue relative to cost reimbursable revenue and increased program costs resulting in reduced effective fee rates on government contracts compared to the same period in the prior year.  PosiCharge gross margin decreased $1.0 million to $4.7 million for the nine months ended January 26, 2008. As a percentage of revenue, PosiCharge gross margin decreased from 38% to 32% primarily due to increased engineering support costs.  Energy Technology Center gross margin decreased $0.8 million to $2.4 million for the nine months ended January 26, 2008. As a percentage of revenue, Energy Technology Center gross margin decreased from 50% to 39%, primarily due to an increase in sustaining engineering costs.

Selling, General and Administrative. SG&A expense for the nine months ended January 26, 2008 was $24.5 million, or 16% of revenue, compared to SG&A expense of $17.1 million, or 14% of revenue, for the three months ended January 27, 2007, which included the supplemental executive retirement plan reversal of $2.2 million.  Without the reversal, SG&A expense increased $5.2 million, primarily due to higher selling and marketing infrastructure associated with business growth and added expense for being a public company.

Research and Development. R&D expense for the nine months ended January 26, 2008 was $11.8 million, or 8% of revenue, which was higher than R&D expense of $9.3 million or 8% of revenue for the nine months ended January 27, 2007.  R&D expense increased $2.5 million primarily due to higher investment in development initiatives including Global Observer, Digital Data Link, and Switchblade.

Income Tax Expense. Our effective income tax rate was 33.3% for the nine months ended January 26, 2008, as compared to 35.7% for the nine months ended January 27, 2007. This decrease was largely due to tax-exempt interest income received from the Company’s short-term investments.  During the nine months ended January 27, 2007, the Company did not receive any tax-exempt interest.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. Because of possible future changes in delivery schedules and/or cancellations of orders, funded backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the funded backlog represented. As of January 26, 2008 and April 30, 2007, our funded backlog was $62.1 million and $60.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $455.9 million and $477.5 million as of January 26, 2008 and April 30, 2007, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, or indefinite delivery indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Unfunded backlog does not include the value of options to purchase additional aircraft included in our Global Observer contract.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, and further market acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Subsequent to January 26, 2008, we experienced failed auctions on some of our auction rate securities.  A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account.  We continue to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event we need to access funds invested in these auction rate securities, we may not be able to liquidate these securities at the fair value recorded on January 26, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As of March 3, 2008, including the securities involved in failed auctions, we held approximately $17.4 million of these auction rate securities, all of which carry investment grade ratings.

Based on our ability to access our cash and cash equivalents, expected operating cash flows, and other sources of cash, we do not anticipate the current lack of liquidity on these investments will affect our ability to operate the business in the ordinary course. We believe the current lack of liquidity of these investments is temporary and therefore we have not recorded any impairment as of January 26, 2008 or through the date of this filing.  We will continue to monitor the value of our auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs.

Cash Flows

The following table provides our cash flow data for the nine months ended January 26, 2008 and January 27, 2007 (in thousands):

	Nine Months Ended
	January 26, 2008	January 27, 2007
	(Unaudited)
Net cash provided by operating activities	$6,827	$12,613
Net cash provided by (used in) investing activities	$50,906	$(1,680)
Net cash provided by financing activities	$912	$81,886

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 26, 2008 decreased by $5.8 million to $6.8 million, compared to net cash provided by operating activities of $12.6 million for the nine months ended January 27, 2007. This decrease in net cash provided by operating activities was primarily due to higher working capital needs of $19.1 million partially offset by an increase in tax benefits from stock options exercises of $10.7 million and the reversal of the supplemental executive retirement plan accrual in the prior year of $2.2 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $52.6 million to $50.9 million for the nine months ended January 26, 2008, compared to net cash used in investing activities of $1.7 million for the nine months ended January 27, 2007. The increase in net cash provided by investing activities was primarily due to net redemption of tax exempt municipal auction rate securities of $57.5 million partially offset by higher capital expenditures of $4.9 million.  During the nine months ended January 26, 2008 and January 27, 2007, we used cash to purchase property and equipment totaling $6.6 million and $1.7 million, respectively.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $81.0 million to $0.9 million for the nine months ended January 26, 2008, compared to the nine months ended January 27, 2007.  On January 23, 2007, we completed an initial public offering that provided net proceeds of $80.5 million.  During the nine months ended January 26, 2008 and January 27, 2007, we received proceeds from stock option exercises of $0.9 million and $0.2 million, respectively.

Line of Credit and Term Loan Facilities

We have a revolving line of credit with a bank, under which we may borrow up to $25.0 million. Borrowings bear interest at the bank's prime commercial lending rate minus 0.25%, which was 6.25% as of January 26, 2008 and 8.25% as of April 30, 2007. The line of credit is secured by substantially all of our assets. Interest on amounts outstanding under the line of credit are due monthly. All principal plus accrued but unpaid interest is due August 31, 2009. We had no outstanding balance on the line of credit as of January 26, 2008 or April 30, 2007.

The credit facility contains certain financial covenants, including that we not exceed maximum liquidity and leverage ratios, and limitations on additional indebtedness.  The facility includes customary default provisions, and all outstanding obligations may become immediately due and payable in the event of our default.

We have entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of January 26, 2008, we had standby letters of credit totaling $0.4 million and had received no claims against such letters of credit. These letters of credit expire upon release by the customer.

Off-Balance Sheet Arrangements

During the third quarter, there were no material changes in our off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2007.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 26, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007 other than the addition of the risk described below under the heading “Additional Risk” and the revisions to the following Risk Factor (the complete text of which is set forth below under the heading “Revised Risk”).

•
The Risk Factor entitled “We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs” has been revised to reflect that an increased number of our employees may be operating in high risk locations outside of U.S. military installations.

Additional Risk

Our short-term investment portfolio includes investments in auction rate securities.  Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of January 26, 2008, our $30.8 million of short-term investments consisted entirely of auction rate municipal notes and bonds with maturities that range from approximately 11 to 27 years.  These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates.  At the end of such period, we choose to roll-over our holdings or redeem the investments for cash.  A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

In 2008 we experienced several failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so.  As of March 3, 2008, including the securities involved in failed auctions, we held approximately $17.4 million of these auction rate securities, all of which carry investment grade ratings.  If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 27 years) to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

Revised Risk

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

Some of our services are performed in or adjacent to high-risk locations, such as Iraq and Kuwait, where the country or location is suffering from political, social or economic issues, or war or civil unrest. For example, during fiscal 2008, we have had between 3 and 10 employees operating in Iraq and/or Kuwait at any one time, both within and outside of U.S. government installations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

Please refer to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2007 for further disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1*	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from this report and submitted separately to the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2008		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer (Principal
Financial and Accounting Officer)