Form 10-K
period 2008-04-30
AeroVironment Inc
filed 2008-06-26
CIK 1368622

Use these links to rapidly review the document
AEROVIRONMENT, INC. INDEX TO FORM 10-K
AeroVironment, Inc. Audited Consolidated Financial Statements Index to Consolidated Financial Statements and Supplementary Data

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2008
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-33261

AEROVIRONMENT, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	95-2705790 (I.R.S. Employer Identification No.)
181 W. Huntington Drive, Suite 202 Monrovia, CA (Address of Principal Executive Offices)	91016 (Zip Code)
Registrant's telephone number, including area code: (626) 357-9983

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 26, 2007 was approximately $303.1 million.

         As of June 13, 2008, the issuer had 20,642,655 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2008, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.
INDEX TO FORM 10-K

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, or Annual Report, contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms such as "may," "will," "should," "could," "targets," "projects," "predicts," "contemplates," "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

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

        Set forth below in Item 1A, "Risk Factors" are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

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

        The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. Our core technological capabilities, developed through more than 35 years of innovation, include lightweight aerostructures and electric propulsion systems, efficient electric energy systems and storage, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

        Through our fiscal year ended April 30, 2008, we were organized into three segments based on our business operations, UAS, PosiCharge Systems, and Energy Technology Center, which focused primarily on the development of innovative, efficient electric energy technologies for internal and external customers, and also developed, produced and supported a line of electronic test equipment used for research and development activities. As of May 1, 2008, the operations of our PosiCharge Systems and Energy Technology Center were consolidated to form the newly named Efficient Energy Systems segment.

Our Strategy

        We intend to grow our business by maintaining leadership in the markets for small UAS and fast charge systems and by creating new products that enable us to enter and lead new markets. Key components of this strategy include the following:

        Expand our current solutions to existing and new customers.    Our small UAS and PosiCharge fast charge systems and services are leaders in their respective North American markets. We intend to increase the penetration of our small UAS products within the U.S. military, the military forces of allied nations and non-military U.S. customers. We believe that the increased use of our small UAS in the U.S. military will be a catalyst for increased demand by allied countries, and that our efforts to pursue new applications will help to create non-military opportunities. We similarly intend to increase the penetration of PosiCharge fast charge systems into existing and new customers in North America and globally.

        Deliver innovative solutions.    Innovation is the primary driver of our growth. We plan to continue research and development efforts to develop better, more capable products and services, both in response to and in anticipation of customer needs. We believe that by continuing to invest in research and development, we will continue to deliver innovative, new products that address market needs within and outside of our current target markets, enabling us to create new opportunities for growth.

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

Our Customers

        We sell the majority of our small UAS to organizations within the DoD, and the majority of our PosiCharge fast charge systems to commercial customers. The Energy Technology Center generates revenue from both government and commercial customers.

        During our fiscal year ended April 30, 2008, approximately 62% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other services of the U.S. Military. Other U.S. government agencies and government subcontractors accounted for 22% of our sales revenue, while purchases by foreign and commercial customers accounted for the remaining 16% of sales revenue during our fiscal year ended April 30, 2008.

Industry Background

  Small UAS

        The market for our small UAS has grown significantly over the last several years due to the U.S. military's post-Cold War transformation and the demands of the global war on terrorism. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that fights through a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved observation and targeting of combat enemies who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, to small systems, such as our Raven and Wasp, are an integral part of this transforming military force because they provide critical observation and communications capabilities while reducing risk to individual "warfighters." Our small UAS can provide real-time observation and communication capabilities to these small units who directly control them. As we explore opportunities to develop new markets for our small UAS such as border surveillance and petrochemical industry infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications once rules are established for their safe and effective operation in the national airspace.

  Fast Charge Systems

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

        Our PosiCharge fast charge systems, accessories, and installation and post-sale services, are designed to improve productivity and safety for operators of electric industrial vehicles, such as forklifts and airport ground support equipment, by improving battery and fleet management. Electric industrial vehicles, over 100,000 of which were shipped in North America during 2007, are powered by large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi-shift fleet operations, traditional charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave the work area when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver or dedicated battery attendant must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in thousands of facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and negatively affect the battery's life.

Our Solutions

  UAS Products

        Our small UAS, including Raven, Wasp, Dragon Eye and Puma, are designed to provide valuable Intelligence, Surveillance and Reconnaissance, or ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual warfighter, thereby increasing flexibility in mission planning and execution. Our small unmanned aircraft wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors, enabling the operator to view and capture images, during the day or at night, on a hand-held ground control unit. All of our ground control units allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and, with the exception of Dragon Eye's ground control unit, also provide for manual flight operation. These ground control units are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, graphical user interface. With the exception of Dragon Eye, all of our small unmanned aircraft operate from a common ground control unit.

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

        In military applications, our systems enable tactical leaders to observe the next corner, intersection or ridgeline in real-time. This information facilitates faster, safer movement through urban and mountainous environments and can enable troops to act on intelligence rather than react to an attack. Moreover, by providing this information, our small UAS reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for force protection, combat enemy observation and damage assessment missions. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet due to our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for warfighters to deploy these assets directly.

        Our small UAS also include spare equipment, alternative payload modules, batteries, chargers, repairs and Internet-enabled customer support. We provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products. We currently maintain a forward operating depot in Iraq to support the large fleet of our small UAS deployed there. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

        The U.S. Army projects its total demand for our Raven small UAS at approximately 1,900 new systems, of which we had delivered approximately 43% as of April 30, 2008. For the fiscal years ended April 30, 2008, 2007 and 2006, sales of our UAS products and services accounted for 86%, 84% and 80%, respectively, of our revenue.

        Each system in our small UAS portfolio typically includes three aircraft, a ground control unit and an array of spare parts and accessories. Our current small UAS portfolio consists of the following products:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Raven	4.5	4.2	Vertical autonomous landing capable	Electro-optical or infrared	6.0	90
Dragon Eye	3.8	5.9	Horizontal autonomous landing capable	Electro-optical or infrared	3.0	60
Wasp	2.4	1.0	Horizontal autonomous landing capable (ground or water)	Electro-optical	5.0	45
Puma	8.5	12.5	Vertical autonomous landing capable (ground or water)	Dual electro-optical and infrared	6.0	150

(1)
Represents minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications.

  UAS Services

        In support of our small UAS we offer a suite of services that help to ensure the successful operation of our products by our customers. We provide spare parts as well as repair, refurbishment and replacement services through our services operation. We designed our services operation to minimize supply chain delays and provide our customers with spare parts, replacement aircraft and support whenever and wherever they need them. We developed an Internet-accessible logistics system that provides our customers with the status of their returned products and their inventory that we help manage. This secure system also provides recent parts and repairs history and tracks usage data to enable inventory optimization forecasting. Our Simi Valley, California facility, which also serves as the primary depot for repairs and spare parts, is currently supplemented by a forward supply depot in Iraq.

        We provide complete training services to support all of our small UAS. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers' wide variety of training needs on both production and development stage systems. We offer turnkey flight operation services to customers requiring the information generated by our small UAS.

        The services portion of our business has grown rapidly, corresponding to the increase in total flight hours that our small UAS are utilized.

  PosiCharge Fast Charge Systems

        Developed from our work on electric and hybrid electric vehicles and advanced battery systems in the 1990s, PosiCharge fast charge systems quickly and safely recharge industrial vehicle batteries while they remain in the vehicle during regularly scheduled breaks and other times when the vehicle is not in use, thereby maintaining a sufficient level of energy throughout the workday. By eliminating battery changing, PosiCharge fast charge systems improve supply chain productivity by returning time to the vehicle operator to complete more work. Furthermore, because of their advanced efficient energy capabilities, PosiCharge fast charge systems can reduce the amount of electricity required to support electric industrial vehicles by several hundred dollars per year per vehicle as compared to conventional battery chargers. Many customers who implement our fast charge systems in their facilities are able to re-purpose the battery changing room floor space for more productive activities and create a safer working environment, as drivers or battery attendants no longer need to exchange large, lead-acid batteries.

        Developed over years of advanced battery testing and usage, the proprietary battery charging algorithms built into PosiCharge fast charge systems, which are tailored to battery type, brand and size, maximize the rate at which energy is sent into the battery while minimizing heat generation and its damaging effects. We believe our work to develop these algorithms contributed to the major battery manufacturers offering battery warranties for fast charge, which provided a critical assurance to customers that fast charge systems would not harm their batteries. In combination with a weekly equalization charge that balances all the cells within the battery pack, our "intelligent" charging process enhances the performance of batteries and helps them to achieve improved operation. We believe that competitive fast charge and conventional charge systems, which lack our current and voltage regulating tailored charge algorithms and monitoring capabilities, may actually contribute to lower battery performance and lifespan over time, ultimately resulting in higher battery costs and degraded vehicle performance.

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

        We project that PosiCharge fast charge system customers typically begin to realize cost savings when compared to battery changing within the first twelve months of operation. Operators of large fleets of electric industrial vehicles who use PosiCharge fast charge systems in multiple settings, including factories, distribution centers, cold storage facilities and airport tarmacs, include Ford Motor Company, SYSCO Corporation, Southwest Airlines and IKEA. For the fiscal years ended April 30, 2008, 2007 and 2006, sales of PosiCharge Systems products accounted for 9%, 10% and 14%, respectively, of our revenue. We believe that the market for PosiCharge fast charge systems is young and that continued diversification of our customer base will support increased penetration of this technology into target markets.

  PosiCharge Products

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

        PosiCharge MVS.    MVS, a multiple-port, multi-vehicle fast charge system, is designed for charging low-to-medium-duty electric industrial vehicles, such as pallet jacks, reach trucks and tow motors, in distribution, warehousing, and general manufacturing settings. Each system is capable of charging up to 16 vehicles at the same time and is designed to deliver greater cost-savings as the number of vehicles simultaneously charged increases.

        PosiCharge SVS.    A cost-effective, flexible fast charge solution for single vehicle applications, the SVS line of fast change systems has a compact footprint and provides up to 500 amps of current through its single port.

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

  Energy Technology Center

        Our Energy Technology Center, which was consolidated with our PosiCharge Systems segment effective May 1, 2008, produces and sells a line of advanced electric load and sink systems used to test batteries, electric motors and fuel cell systems, and provides contract engineering services to internal and external customers. In addition to generating revenue, these contract services enhance our technical skills and capabilities, enabling us to conduct internal research and development to support existing products and to create new products to satisfy new market needs.

        Contract Engineering Services.    We actively pursue internal and externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our Energy Technology Center represent a strategic source of innovation for us. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business. Consequently, while these projects typically add to our operating margin, we are not seeking to grow this service offering at this time.

        Power Processing Systems.    Our Power Processing Systems represent a product line of advanced electric load and sink systems that are used mainly by research and development organizations in the public and private sectors to test batteries, electric motors and fuel cell systems. Power Processing Systems customers include many of the world's largest automotive manufacturers, including General Motors, as well as departments of the U.S. government.

        For the fiscal years ended April 30, 2008, 2007 and 2006, sales by our Energy Technology Group accounted for 5%, 6% and 6%, respectively, of our revenue.

Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2008 and 2007, our funded backlog was approximately $82.0 million and $60.9 million, respectively. We expect that 90% percent of our funded backlog will be filled during our fiscal year ended April 30, 2009.

        In addition to our funded backlog, we also had unfunded backlog of $384.3 million and $478 million as of April 30, 2008 and April 30, 2007, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, or indefinite delivery indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Unfunded backlog does not include the value of options to purchase additional aircraft included in our Global Observer contract. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenues under our contracts.

        Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire, or are renewed, or new contracts are awarded. As described under "Government Contracting Process," a majority of our contracts, specifically our IDIQ contracts, do not currently obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

Technology, Research and Development

  Technological Competence and Intellectual Property

        Our company was founded by the late Dr. Paul B. MacCready, the former Chairman of our board of directors and an internationally renowned innovator who was instrumental in creating our culture. This culture has enabled us to attract and retain highly-motivated, talented employees and has established our reputation as an innovator.

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
• System integration and optimization

        We follow a formal process to evaluate new ideas and inventions that ultimately includes review by our commercialization committee to determine if a technology, product or solution is commercially feasible. The committee members are selected by our Chief Executive Officer. Currently our commercialization committee consists of our Chief Executive Officer and Chief Financial Officer. In addition, each of our operating segments has its own internal evaluators who determine whether potential commercialization opportunities and intellectual property developments merit review by our commercialization committee. A fundamental part of this process of innovation is a screening process that helps business managers identify commercial opportunities that support current or desired technological capabilities. Similarly, we manage new product and business concepts through a rigorous commercialization process that governs spending, resources, time and intellectual property considerations. An important element of our commercialization process is ensuring that our technology and business development activities are strongly linked to customer needs in attractive growth markets. Throughout the process we revalidate our customer requirement assumptions to ensure that the products and services we ultimately deliver are of high value.

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of unmanned aircraft system and advanced energy technologies. As of April 30, 2008, we had 91currently effective issued patents and approximately 45 patents pending. In many cases, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve the confidentiality of such intellectual property.

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

        Global Observer is a high-altitude, long-endurance UAS under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. The continuation of years of research with both our own and U.S. government sponsored development funding, the configuration now being developed under a three-year, $57 million joint capabilities technology demonstration program, or JCTD, with several agencies of the U.S. government is being designed to operate at up to 65,000 feet for up to a week between landings. We expect the efficiency and endurance (three to four times the longest flight time of existing fixed-wing aerial options) of this UAS to provide for dramatically lower operating and total life cycle costs for missions where persistent communications or surveillance is critical. The Global Observer platform is intended to be the equivalent of a twelve-mile-high, low-cost, redeployable satellite, providing a footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

        Switchblade.    We are developing a packaged UAS offering that is designed to deliver different payloads in different sizes and configurations based on mission requirements. One example of this offering is a single-use, hand-held, small UAS with the ability to eliminate a target with minimal collateral damage through the detonation of an onboard explosive upon impact. This system would be launched by a single individual and operated through our standard ground control unit. This version of Switchblade is being designed to allow the operator to identify a threat using the ground control unit, lock-on to the target via visual information on the screen, and neutralize it by triggering an autonomous terminal guidance phase which results in the aircraft's impact with the target and simultaneous detonation of the explosive payload. We believe that recent combat experience indicates that such a capability would be of great value and could significantly improve the ability to neutralize hostile elements, such as snipers, machine gunners and mortar launchers. Development of this system under customer funding has achieved desired milestones including demonstrating dynamic target tracking and real-time aircraft course correction.

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

        Architectural Wind.    Recognizing the limited options available for renewable energy generation in urban environments, our engineers and scientists utilize our high-efficiency electric powertrain and propeller design capabilities to create a new type of wind energy system that can be installed on buildings. The result is Architectural Wind, a small, modular wind turbine designed to take advantage of wind over buildings to provide renewable electricity in a more cost-effective manner. Initial market exploration has revealed significant interest in this product, which has a visually compelling design.

Several early adopter systems have been purchased by customers and installed on buildings in the United States.

        For the fiscal years ended April 30, 2008, 2007 and 2006, our internal research and development spending amounted to 8%, 8% and 12%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 13%, 11% and 8%, respectively, of our revenue.

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

  Small UAS

        We organize our U.S. small UAS business development team members by customer and product and have team members located where they are in close proximity to the customers they support. Supporting our business development team members are our program managers, who are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to enhance our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

  PosiCharge Fast Charge Systems

        We primarily sell our PosiCharge fast charge systems through a dedicated, direct sales force whose members are located in close proximity to the customers they support. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. In addition to our direct customer sales, we also employ a regional sales team that coordinates distribution of PosiCharge fast charge systems through numerous battery dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge fast charge systems, we perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

  International Sales

        We are increasing our sales efforts abroad and have employees in country or have contracted with international sales representatives for our various segments in a variety of foreign markets. Our international sales accounted for approximately 6% of our revenue for the fiscal year ended April 30, 2008.

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

        We outsource certain production activities, such as the fabrication of structures and the manufacture of subassemblies and payloads, to qualified suppliers with whom we have long-term relationships. This outsourcing enables us to focus on final assembly and test processes for our products, ensuring high levels of quality and reliability. We believe that our efficient supply chain is a significant strength of our manufacturing strategy. We have forged strong relationships with our key suppliers that we believe will allow us to continue to grow our manufacturing capabilities and execute on our growth plans. We continue to expand upon our suppliers' expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See "Risk Factors—If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable then we may incur delays in manufacturing and delivery of our products, which could damage our business" for more information. All of our manufacturing operations incorporate quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

  UAS Manufacturing and Operations

        We have successfully developed the manufacturing infrastructure to execute production of both new small UAS products at low initial rates and high-volume, full-rate production small UAS programs. For example, in 2003, we invested in the infrastructure necessary to transition from low-rate prototype small UAS production to full-rate production, successfully increasing production from 15 aircraft per month to 200 per month in only six months to meet customer demand. By drawing upon experienced personnel from our PosiCharge and Energy Technology Center groups and levering our prior ISO certification, integrated supply chain strategy, document control systems, and process control methodologies into this new manufacturing effort, we laid the groundwork for a high volume, efficient production environment. Presently, our small UAS manufacturing is performed at our 85,000 square foot manufacturing facility established in 2005 in Simi Valley, California. This ISO 9001:2000 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2000 refers to a set of voluntary standards for quality management systems. These standards are established by the International Organization for Standardization, or ISO, to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

  PosiCharge Systems and Energy Technology Center Manufacturing and Operations

        We perform final assembly and testing of our PosiCharge fast charge systems and power processing products at a 20,000 square foot, ISO 9001:2000 certified facility located in Monrovia, California. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing.

Competition

        We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

        The market for small UAS is evolving rapidly and subject to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that have and will continue to compete directly with our products. Some of these contractors have significantly more financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator, The Boeing Company's ScanEagle and AAI Corporation's Shadow as direct competitors to our small UAS because they perform different missions and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future.

        The primary direct competitors to PosiCharge fast charge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC and PowerDesigners, LLC. Some of the major industrial battery suppliers have begun to align themselves with fast charge suppliers, creating a potentially more significant source of competition.

        In addition, our PosiCharge fast charge systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge fast charge systems reduces or eliminate the need for extra batteries.

Regulation

        Due to the fact that we contract with the DoD and other agencies of the U.S. government, we are subject to extensive federal regulations, including the Federal Acquisition Regulations, Defense Federal Acquisitions Regulations, Truth in Negotiations Act, Foreign Corrupt Practices Act, False Claims Act and the regulations promulgated under the DoD Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances. The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations, and standards. Like most government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency, or DCMA and the Defense Contract Audit Agency, or DCAA.

        Certain of these regulations carry substantial penalty provisions, including suspension or debarment from government contracting or subcontracting for a period of time if we are found to be in violation. We carefully monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

        In addition, due to the nature of the products and services we provide, we are subject to further U.S. government regulation, including by the Federal Aviation Administration, or FAA, which regulates airspace for all air vehicles, by the National Telecommunications and Information Administration and Federal Communications Commission, which regulate the wireless communications upon which our small UAS depend, and under the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of

Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations. We have engaged in discussions with the FAA to help ensure that these new regulations allow for the maximum safe utilization of our small UAS.

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

        The contracts for our full-rate production UAS are funded either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven deliveries was provided through operational needs statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding will be allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Funding for these programs is approved annually.

        We are currently the sole provider and prime contractor under the only three programs of record established by the DoD for small UAS. Each of the following contracts was awarded under a program of record through a competitive bidding process:

  •
  Our 2005 contract for Raven B, our next generation Raven product, awarded under a U.S. Army/U.S. Special Operations Command, or USSOCOM, program of record known as the Small Unmanned Aerial System program, provides for purchases of up to $358.2 million through 2010 and also allows for contract additions from the U.S. Army/SOCOM or other U.S. military services. As of April 30, 2008, orders in the amount of approximately $225.2 million had been placed with us.

  •
  Our 2003 contract for Dragon Eye, awarded under a U.S. Marine Corps program of record known as the Small Unit Remote Scouting System, or SURSS, program, provides for purchases of up to $50.0 million through 2008. As of April 30, 2008, orders in the amount of approximately $47.8 million had been placed with us.

  •
  Our 2006 contract for Block III Wasp, or BATMAV, awarded under a U.S. Air Force program of record known as the Beyond Line of Site program, provides for purchases of up to $45.0 million over a period of five years. As of April 30, 2008, orders in the amount of approximately $29.2 million had been placed with us.

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

Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2008	2007	2006
Fixed-price contracts	59%	65%	69%
Cost reimbursable contracts	40%	34%	31%
Time-and-materials contracts	1%	1%	—%

Employees

        As of April 30, 2008, we had 543 full-time employees, of whom 170 were in research and development, and engineering, 49 were in sales and marketing, 211 were in operations and 113 were general and administrative personnel. We believe that we have a good relationship with our employees.

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

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 84% of our revenue for the fiscal year ended April 30, 2008. The DoD, our principal U.S. government customer, accounted for approximately 80% of our revenue for the fiscal year ended April 30, 2008. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

        These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

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

        The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics,  Inc.'s Predator, The Boeing Company's ScanEagle and AAI Corporation's Shadow as direct competitors because they perform different missions and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. The primary direct competitors to our PosiCharge business are other fast charge suppliers, including Aker Wade Power Technologies LLC and PowerDesigners, LLC, as well as industrial battery manufacturers who distribute fast charge systems from these suppliers. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for small UAS, expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS and fast charge systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we will not be able to achieve our anticipated level of growth.

        For the fiscal year ended April 30, 2008, UAS and PosiCharge fast charge systems accounted for 86% and 9% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for fast charge systems is young and has not yet matured or diversified. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS and fast charge systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

        We obtain hardware components and various subsystems from a limited group of suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components or products to us. For example, L-3 Communications Holdings, which is one of our competitors, and Rockwell Collins, are currently the sole supplier of our downlink transmitters/receivers and GPS modules, respectively, of several of our small UAS provides, including Raven. We also have several sole suppliers of PosiCharge fast charge systems components and subsystems. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components of sufficient quality, will increase prices for the components and will perform their obligations on a timely basis.

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

        In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations, but we cannot assure you that these regulations will allow the use of our small UAS by potential non-military government and commercial customers. If the FAA does not modify its regulations, we may not be able to expand our sales of UAS beyond our military customers, which could harm our business prospects. In addition, if our DoD customers are unable to obtain COAs, we may not be able to perform our flight tests without incurring the additional costs of transporting our small UAS products to military installations, when restricted airspace is available for testing, which could impair our operating results.

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

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $16.4 million, or 8% of our revenue, in our fiscal year ended April 30, 2008 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

If we are unable to manage our growth, our business could be adversely affected.

        Our headcount and operations have grown rapidly. This rapid growth has placed, and will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. From January 2004 through April 2008, we more than doubled the number of our employees. We anticipate further growth of headcount and facilities will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may suffer.

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

        Fixed-price contracts represented approximately 59% of our revenue for the fiscal year ended April 30, 2008. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

        Our PosiCharge Systems products, which accounted for 9% of our revenue during the fiscal year ended April 30, 2008, are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to volatility as it moves in response to cycles in the overall business environment and it is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.

Our fast charge business is dependent upon our relationships with battery dealers and other third parties with whom we do not have exclusive arrangements.

        To remain competitive in the market for fast charge systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery dealers for access to potential PosiCharge fast charge system customers. Currently, several of our fast charge system competitors are working with battery manufacturers to sell fast charge systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential PosiCharge fast charge systems customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

        Some of our services are performed in or adjacent to high-risk locations, such as Iraq and Kuwait, where the country or location is suffering from political, social or economic issues, or war or civil unrest. For example, during fiscal 2008, we have had up to ten employees operating in Iraq and/or Kuwait at any one time, both within and outside of U.S. government installations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

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

        If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Our former line of credit contained, and future debt financing may contain, covenants or other provisions that limit our operational or financial flexibility. In addition, certain of our customers require that we obtain letters of credit to support our obligations under some of our contracts.

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

        As of April 30, 2008, our $13.4 million of short-term investments consisted entirely of auction rate municipal bonds with maturities that range from approximately 11 to 27 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        In 2008 we experienced several failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 13, 2008, including the securities involved in failed auctions, we held approximately $9.4 million of these auction rate securities, all of which carry investment grade ratings. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 27 years) to realize our investments' recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

Our international business poses potentially greater risks than our domestic business.

        We derived approximately 6% of our revenue from international sales during the three fiscal years ended April 30, 2008. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

        Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. Audits for costs incurred on work performed after fiscal year 2005 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all of our government contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. In addition, we could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

        If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

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

        As of June 13, 2008, our directors, executive officers and their affiliates collectively beneficially owned 4,951,488 shares, or approximately 24%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may control the vote on all matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        Not Applicable.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2010. We have several other leased facilities in Monrovia that house our PosiCharge and Energy Technology Center businesses. These facilities have total square footage of approximately 68,000 square feet and leases that expire between the end of 2009 and 2010.

        Our principal UAS facilities are located in Simi Valley, California. As of April 30, 2008, our UAS leases consisted of an 85,000 square foot research and development, manufacturing and logistics facility, the lease for which expires in 2009, and a 105,000 square foot manufacturing, research and development facility, the lease for which expires in 2012.

        We additionally have small leased offices in Arizona, Florida and Virginia for training, business development and sales, and lease arrangements with several test flight fields in California. We believe that our current leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Securities Holders.

        No matters were submitted during the fourth quarter of our fiscal year ended April 30, 2008 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        On January 23, 2007, our common stock was listed on the NASDAQ Global Market under the symbol "AVAV." Prior to January 23, 2007, there was no established trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from January 23, 2007 through April 30, 2008. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	High	Low
Fiscal Year Ended April 30, 2008
First Quarter	$23.43	$19.76
Second Quarter	26.93	17.97
Third Quarter	26.52	20.26
Fourth Quarter	24.35	18.44
Fiscal Year Ended April 30, 2007
January 23, 2007—January 27, 2007	$26.22	$22.60
Fourth Quarter	24.50	20.50

        On June 13, 2008, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $25.60 per share. As of June 13, 2008, there were approximately 40 holders of record of our common stock.

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

Stock Price Performance Graph

        The following graph shows a comparison of cumulative returns on our common stock, based on the market price of the common stock, with the cumulative total returns of companies in the Russell 2000 Index and the SPADES Index.

        The following table shows the value of $100 invested on January 22, 2007 in AeroVironment Inc., the Russell 2000 Index, and the SPADES Index.

	Performance Graph Table ($)
	22-Jan-07	27-Jan-07	30-Apr-07	28-Jul-07	27-Oct-07	26-Jan-08	30-Apr-08
AeroVironment, Inc.	100	136	126	118	150	137	141
Russell 2000 Index	100	101	105	100	106	89	92
SPADES Index	100	101	108	116	128	108	112

        The stock price performance shown on the graph above is not necessarily indicative of future price performance. Factual material was obtained from sources believed to be reliable, but we are not responsible for any errors or omissions contained therein. No portions of this graph shall be deemed incorporated by reference into any filing under the Securities Act, or the Exchange Act through any general statement incorporating by reference in its entirety the report in which this graph appears, except to the extent that we specifically incorporate this graph or a portion of it by reference. In addition, this graph shall not be deemed filed under either the Securities Act or the Exchange Act.

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

	Year Ended April 30,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$215,746	$173,721	$139,357	$105,155	$47,680
Net income	$21,386	$20,718	$11,208	$14,570	$2,171

Earnings per common share:
Basic	$1.08	$1.39	$0.86	$1.15	$0.19
Diluted	$1.00	$1.22	$0.75	$1.05	$0.18
Weighted average common shares outstanding (basic):	$19,767	$14,947	$13,012	$12,675	$11,539
Weighted average common shares outstanding (diluted):	$21,372	$16,992	$14,874	$13,847	$12,094
Balance Sheet Data
Total assets	$202,779	$168,177	$64,950	$50,440	$26,464
Long-term obligations	$941	$541	$2,617	$1,500	$1,000

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operation.

Introduction

        The following discussion of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 19, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

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

        The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. Our core technological capabilities, developed through more than 35 years of innovation, include lightweight aerostructures and electric propulsion systems, efficient electric energy systems and storage, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

        Through our fiscal year ended April 30, 2008, we were organized into three segments based on our business operations; UAS, PosiCharge Systems, and Energy Technology Center, which focused primarily on the development of innovative, efficient electric energy technologies for internal and external customers, and also developed, produced and supported a line of electronic test equipment used for research and development activities. As of May 1, 2008, the operations of our PosiCharge Systems and Energy Technology Center were consolidated to form the newly named Efficient Energy Systems segment.

Revenue

        We generate our revenue primarily from the sale and support of our small UAS and PosiCharge solutions. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities collectively as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government, and most of our PosiCharge revenue from sales and service to commercial customers. We also generate revenue from our Energy Technology Center through the provision of contract development and engineering services, the sale of our power processing systems and license fees.

Cost of Sales

        Cost of sales consists of direct costs and allocated indirect costs. Direct costs include labor, materials, travel, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits and other costs that are not directly charged to a specific contract.

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

Income Tax Expense

        Our effective tax rates are substantially lower than the statutory rates primarily due to research and development tax credits and federal tax exempt municipal bond interest income. The federal research and development tax credit expired in December 2007.

Critical Accounting Policies and Estimates

        Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the U.S. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, self-insured liabilities, accounting for stock-based awards, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

        The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. These contracts may be fixed-price or cost-reimbursable. We consider all contracts for treatment in accordance with Financial Accounting Standards Board Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. EITF 00-21 provides for deferral to higher authoritative guidance, including American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, under which the majority of our contracts are properly accounted for. Contracts which provide for multiple deliverables to which SOP 81-1 does not apply are accounted for in accordance with the provisions of EITF 00-21.

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

        We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance. Revenue on arrangements that are not within the scope of SOP 81-1 is recognized in accordance with the SEC Staff Accounting Bulletin No. 104, "Revenue Recognition in Financial Statements."

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

  Supplemental Executive Retirement Plan Obligation

        We maintained a supplemental executive retirement plan, or SERP, which is a non-qualified defined benefit plan for Dr. MacCready, our late founder and former Chairman of our board of directors until January 23, 2007. The plan was non-contributory and non-funded. Pension expense was determined using various actuarial cost methods to estimate the total benefits ultimately payable to the plan beneficiary, and this amount was accrued as a liability on our balance sheet until termination of the SERP. We reviewed the actuarial assumptions used to calculate pension costs annually. In January 2007, the SERP terminated without any payment or promise of future payment to Dr. MacCready, which resulted in a reversal of the related accrued expense of approximately $2.2 million for the fiscal year ended April 30, 2007.

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

Fiscal Periods

        Our fiscal year ends on April 30. Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. Our first three quarters end on a Saturday.

Results of Operations

        The following table sets forth certain historical consolidated income statement data expressed in dollars (in thousands) and as a percentage of revenue for the periods indicated. Certain amounts may not calculate due to rounding.

	Fiscal Year Ended April 30,
	2008		2007		2006
Revenue	$215,746	100%	$173,721	100%	$139,357	100%
Cost of sales	137,199	64%	105,239	61%	82,598	59%

Gross margin	78,547	36%	68,482	39%	56,759	41%
Selling, general and administrative	33,662	16%	24,041	14%	24,810	18%
Research and development	16,441	8%	13,940	8%	16,098	12%

Income from operations	28,444	13%	30,501	18%	15,851	12%
Interest income	3,796	2%	1,707	1%	333	0%
Interest expense	(1)	0%	(6)	0%	(127)	0%

Income before income taxes	32,239	15%	32,202	19%	16,057	12%
Income tax expense	10,853	5%	11,484	7%	4,849	3%

Net income	$21,386	10%	$20,718	12%	$11,208	8%

        Prior to May 2008, our operating segments were UAS, PosiCharge Systems and Energy Technology Center. As of May 1, 2008, the operations of our PosiCharge Systems and Energy Technology Center segments were consolidated to form the newly named Efficient Energy Systems segment. The accounting policies for each of our three prior segments and for each of our two current segments are the same. In addition, a significant portion of our research and development, selling, general and administrative, and general overhead resources were shared across each of our segments.

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Revenue:
UAS	$186,615	$146,538	$111,104
PosiCharge Systems	18,613	17,575	19,928
Energy Technology Center	10,518	9,608	8,325

Total	$215,746	$173,721	$139,357

Gross margin:
UAS	$68,598	$57,591	$44,558
PosiCharge Systems	5,464	6,096	8,062
Energy Technology Center	4,485	4,795	4,139

Total	$78,547	$68,482	$56,759

Fiscal Year Ended April 30, 2008 Compared to Fiscal Year Ended April 30, 2007

        Revenue.    Revenue for the fiscal year ended April 30, 2008 was $215.7 million, as compared to $173.7 million for the fiscal year ended April 30, 2007, representing an increase of $42.0 million, or 24%. UAS revenue increased $40.1 million, or 27%, to $186.6 million for the fiscal year ended April 30, 2008, primarily due to substantially higher UAS services, customer-funded research and development work, and product deliveries. The higher UAS service revenue was primarily due to additional services to refurbish, reconstitute, and repair delivered Raven units. The increase in customer-funded research and development work was primarily due to the increased activity associated with Global Observer. The increase in product sales resulted primarily from the increased sales of our Wasp products. PosiCharge Systems revenue increased by $1.0 million to $18.6 million for the fiscal year ended April 30, 2008, primarily due to higher installations of our PosiCharge Systems products among automotive customers. Energy Technology Center revenue increased by $0.9 million to $10.5 million in the fiscal year ended April 30, 2008, primarily due to Architectural Wind early adopter system sales.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2008 was $137.2 million, as compared to $105.2 million for the fiscal year ended April 30, 2007, representing an increase of $32.0 million, or 30%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $29.1 million, higher PosiCharge Systems cost of sales of $1.7 million, and higher Energy Technology Center cost of sales of $1.2 million. The increase in UAS cost of sales was primarily due to growth in our UAS services operations, an increase in customer-funded research and development, and higher product deliveries. The increase in PosiCharge Systems cost of sales was primarily due to higher sales volume and higher manufacturing support costs. The increase in Energy Technology Center cost of sales is primarily due to sales of Architectural Wind early adopter systems.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2008 was $78.5 million, as compared to $68.5 million for the fiscal year ended April 30, 2007, representing an increase of $10.1 million, or 15%. As a percentage of revenue, gross margin decreased from 39% to 36%. UAS gross margin increased $11.0 million to $68.6 million for the fiscal year ended April 30, 2008, primarily due to increased sales volume. As a percentage of revenue, gross margin for UAS decreased from 39% to 37%. PosiCharge Systems gross margin decreased $0.6 million to $5.5 million for the fiscal year ended April 30, 2008, due to higher manufacturing and engineering sustaining support costs. As a percentage of revenue, PosiCharge Systems gross margin decreased from 35% to 29%. Energy Technology Center gross margin decreased $0.3 million to $4.5 million for the fiscal year ended April 30, 2008, primarily due to higher engineering support costs. As a percentage of revenue, Energy Technology Center gross margin decreased from 50% to 43%.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2008 was $16.4 million, or 8% of revenue, which was higher than R&D expense of $13.9 million, or 8% of revenue, for the fiscal year ended April 30, 2007 primarily due to increased activity on the Global Observer program. Customer-funded R&D work for the fiscal year ended April 30, 2008 increased $8.9 million, or 46%, to $28.3 million, primarily due to increased activity on the Global Observer program.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2008 was $33.7 million, or 16% of revenue, compared to SG&A expense of $24.0 million, or 14% of revenue, for the fiscal year ended April 30, 2007, which included the supplemental executive retirement plan reversal of $2.2 million. Without the reversal, SG&A expense increased $7.5 million, primarily due to higher selling and marketing infrastructure associated with business growth and added expense for being a public company.

        Income Tax Expense.    Our effective income tax rate was 33.7% for the fiscal year ended April 30, 2008, as compared to 35.7% for the fiscal year ended April 30, 2007. This decrease was largely due to higher levels of tax-exempt interest income received from our short-term investments.

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

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2007 was $105.2 million, as compared to $82.6 million for the fiscal year ended April 30, 2006, representing an increase of $22.6 million, or 27%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $22.4 million and higher Energy Technology Center cost of sales of $0.6 million, partially offset by lower PosiCharge Systems cost of sales of $0.4 million. The increase in UAS cost of sales was largely due to growth in our UAS product deliveries, increased activity in our services operation, and an increase in customer-funded Research and Development. The increase in Energy Technology Center cost of sales primarily reflects an increase in sales of our power processing test equipment.

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

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2007 was $24.0 million, or 14% of revenue, which included the reversal of expenses associated with the SERP of $2.2 million. Excluding the effect of the SERP on SG&A for both fiscal years, SG&A expense increased to $26.2 million, or 15% of revenue for our fiscal year ended April 30, 2007, compared to SG&A expense of $22.6 million, or 16% of revenue, in the fiscal year ended April 30, 2006. The increase in SG&A expense of $3.7 million was caused primarily by the addition of administrative and marketing infrastructure necessary to continue to grow our business.

        Income Tax Expense.    Our effective income tax rate was 35.7% for the fiscal year ended April 30, 2007, as compared to 30.2% for the fiscal year ended April 30, 2006. This increase was largely due to lower federal research and development tax credits as a percentage of revenue.

Liquidity and Capital Resources

        We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital, funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2008	2007	2006
	(In thousands)
Net cash provided by operating activities	$15,524	$15,022	$13,353
Net cash provided by (used in) investing activities	$67,022	$(91,348)	$(4,190)
Net cash provided by (used in) financing activities	$1,598	$81,858	$(3,835)

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2008 increased by $0.5 million to $15.5 million, compared to net cash provided by operating activities of $15.0 million for the fiscal year ended April 30, 2007. This increase in net cash provided by operating activities was primarily due to an increase in tax benefits from stock options exercises of $10.2 million, the reversal of the supplemental executive retirement plan accrual in the prior year of $2.2 million, higher depreciation and amortization expense of $0.9 million, and higher net income of $0.7 million partially offset by higher working capital needs of $9.9 million and higher deferred income taxes of $3.9 million.

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

        Cash Provided by Investing Activities.    Net cash provided by investing activities increased by $158.3 million to $67.0 million for the fiscal year ended April 30, 2008, compared to net cash used in investing activities of $91.3 million for the fiscal year ended April 30, 2007. The increase in net cash provided by investing activities was primarily due to net redemption of tax exempt municipal auction rate securities of $163.2 million partially offset by higher capital expenditures of $4.9 million. During the fiscal year ended April 30, 2008 and April 30, 2007, we used cash to purchase property and equipment totaling $7.9 million and $3.0 million, respectively.

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

        Cash Provided by Financing Activities.    Net cash provided by financing activities decreased by $80.3 million to $1.6 million for the fiscal year ended April 30, 2008, compared to $81.9 million for the fiscal year ended April 30, 2007. On January 23, 2007, we completed an initial public offering that provided net proceeds of $80.5 million. In addition, during the fiscal year ended April 30, 2008 and April 30, 2007, we received proceeds from stock option exercises of $1.2 million and $0.2 million, respectively.

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

  Line of Credit and Term Loan Facilities

        We had a revolving line of credit with a bank, under which we were able to borrow up to $25.0 million. Borrowings bear interest at the bank's prime commercial lending rate, which was 5.00% as of April 30, 2008. The line of credit was secured by substantially all of our assets. All principal plus accrued but unpaid interest on the line of credit would have been due August 31, 2009. We had no outstanding balance on the line of credit as of April 30, 2008.

        Effective June 23, 2008, we cancelled the line of credit with the bank to avoid unused commitment fees.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2008:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$7,077	$2,793	$3,173	$1,111	$—
Purchase obligations(1)	23,398	23,398	—	—	—

Total	$30,475	$26,191	$3,173	$1,111	$—

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2008.

        We have entered into standby letter-of-credit agreements and bank guarantee agreements with financial institutions and customers primarily relating to the guarantee of our future performance on certain contracts to provide products and services and to secure advance payments we have received from certain international customers. As of April 30, 2008 and 2007, we had standby letters of credit totaling $0 and $389,000, respectively, without any claims against such letters of credit. These letters of credit expired upon release by the customer.

Off-Balance Sheet Arrangements

        As of April 30, 2008, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        In February 2008, the Financial Accounting Standards Board, or FASB issued FASB Staff Position or FSP Statement of Financial Accounting Standards No. 157-2, Effective Date for FASB Statement No. 157 or FSP SFAS No. 157-2. This FSP permits the delayed application of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. We will adopt SFAS No. 157 in accordance with the guidance of FSP SFAS No. 157-2 as stated above.

        In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R), Business Combinations or SFAS No. 141(R). SFAS No. 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 or SFAS No. 159. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on our financial position, results of operations or cash flows.

        In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements or SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2008. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2008 and 2007, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, AeroVironment, Inc. and subsidiaries changed their method of accounting for Share-Based Payment in accordance with Statement of Financial Accounting Standards No. 123 (revised 2004) on May 1, 2006.

        As discussed in Note 1 to the consolidated financial statements, AeroVironment, Inc. and subsidiaries changed their method of Accounting for Uncertainty in Income Tax in accordance with Financial Accounting Standards Board Interpretation No. 48 on May 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aerovironment, Inc.'s internal controls over financial reporting as of April 30, 2008, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2008 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 24, 2008

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2008	2007
Assets
Current assets:
Cash and cash equivalents	$105,064	$20,920
Restricted cash	—	389
Short-term investments	13,375	88,325
Accounts receivable, net of allowance for doubtful accounts of $220 at April 30, 2008 and $149 at April 30, 2007	29,788	7,691
Unbilled receivables and retentions	20,590	26,494
Inventories, net	15,923	14,015
Deferred income taxes	2,810	1,730
Prepaid expenses and other current assets	2,014	1,504

Total current assets	189,564	161,068
Property and equipment, net	10,308	6,229
Deferred income taxes	2,785	761
Other assets	122	119

Total assets	$202,779	$168,177

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$14,080	$16,024
Wages and related accruals	10,428	8,942
Customer advances	262	139
Income taxes payable	3,804	4,564
Other current liabilities	3,524	1,544

Total current liabilities	32,098	31,213
Deferred rent	941	541
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—20,614,044 shares at April 30, 2008 and 18,875,957 at April 30, 2007	2	2
Additional paid-in capital	96,123	83,611
Retained earnings	73,615	52,810

Total stockholders' equity	169,740	136,423

Total liabilities and stockholders' equity	$202,779	$168,177

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2008	2007	2006
Revenue:
Product sales	$123,074	$116,361	$98,664
Contract services	92,672	57,360	40,693

	215,746	173,721	139,357
Cost of sales:
Product sales	73,424	67,410	55,483
Contract services	63,775	37,829	27,115

	137,199	105,239	82,598

Gross margin	78,547	68,482	56,759
Selling, general and administrative	33,662	24,041	24,810
Research and development	16,441	13,940	16,098

Income from operations	28,444	30,501	15,851
Other income (expense):
Interest income	3,796	1,707	333
Interest expense	(1)	(6)	(127)

Income before income taxes	32,239	32,202	16,057
Provision for income taxes	10,853	11,484	4,849

Net income	$21,386	$20,718	$11,208

Earnings per share data:
Net income
Basic	$1.08	$1.39	$0.86

Diluted	$1.00	$1.22	$0.75

Weighted average shares outstanding:
Basic	19,766,881	14,946,502	13,011,639

Diluted	21,372,405	16,992,012	14,873,651

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount			Total
Balance at April 30, 2005	12,937,862	—	$1,839	$20,884	$22,723
Stock options exercised	345,908	—	197	—	197
Tax benefit from exercise of stock options	—	—	175	—	175
Net income	—	—	—	11,208	11,208

Balance at April 30, 2006	13,283,770	—	2,211	32,092	34,303
Stock options exercised	346,939	—	220	—	220
Tax benefit from exercise of stock options	—	—	629	—	629
Stock repurchased	(7,037)	—	—	—	—
Stock based compensation	—	—	58	—	58
Issuance of stock in initial public offering, net of offering costs	5,252,285	2	80,493	—	80,495
Net income	—	—	—	20,718	20,718

Balance at April 30, 2007	18,875,957	2	83,611	52,810	136,423
Adjustment to initially apply the provisions of FIN No. 48	—	—	—	(581)	(581)
Stock options exercised	1,738,087	—	1,209	—	1,209
Tax benefit from exercise of stock options	—	—	10,813	—	10,813
Stock based compensation	—	—	490	—	490
Net income	—	—	—	21,386	21,386

Balance at April 30, 2008	20,614,044	2	$96,123	$73,615	$169,740

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2008	2007	2006
Operating activities
Net income	$21,386	$20,718	$11,208
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,849	2,897	1,999
Long-term retirement costs	—	(2,209)	2,209
Provision for doubtful accounts	(71)	63	(2)
Deferred income taxes	(3,104)	823	(1,457)
Stock-based compensation	490	58	—
Tax benefit from exercise of stock options	10,813	629	175
(Gain) loss on disposition of property and equipment	—	(5)	268
Changes in operating assets and liabilities:
Accounts receivable	(22,026)	13,828	(2,202)
Unbilled receivables and retentions	5,904	(21,651)	(4,055)
Inventories	(1,908)	(2,562)	52
Prepaid expenses and other assets	(513)	(883)	1,937
Accounts payable	(1,944)	7,503	(752)
Customer advances	123	(8,892)	(701)
Other liabilities	2,525	4,705	4,674

Net cash and cash equivalents provided by operating activities	15,524	15,022	13,353
Investing activities
Acquisition of property and equipment	(7,928)	(3,038)	(4,190)
Purchase of short-term investments	(1,057,810)	(249,450)	—
Sale of short-term investments	1,132,760	161,125	—
Proceeds from sale of property and equipment	—	15	—

Net cash and cash equivalents provided by (used in) investing activities	67,022	(91,348)	(4,190)
Financing activities
Transfer from (to) restricted cash	389	1,143	(1,532)
Repayments of line of credit	—	(6,232)	—
Proceeds from line of credit	—	6,232	—
Payment of long-term debt	—	—	(2,500)
Exercise of stock options	1,209	220	197
Net proceeds from initial public offering	—	80,495	—

Net cash and cash equivalents provided by (used in) financing activities	1,598	81,858	(3,835)

Net increase in cash and cash equivalents	84,144	5,532	5,328
Cash and cash equivalents at beginning of year	20,920	15,388	10,060

Cash and cash equivalents at end of year	$105,064	$20,920	$15,388

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$1	$6	$139
Income taxes	$4,484	$6,211	$3,229

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Organization

        AeroVironment, Inc., a Delaware corporation, is engaged in design, development and production of unmanned aircraft systems and energy technologies for various industries and governmental agencies.

Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: AV S.r.l., Skytower, LLC, AV GmbH, Skytower Inc., AILC, Inc. and Regenerative Fuel Cell Systems, LLC (collectively referred to herein as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

  Segments

        The Company's products are sold and divided among three reportable segments, as defined by Statement of Financial Accounting Standards or SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, to reflect the Company's strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker or CODM in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer who reviews the revenue and gross margin results for each of these segments in making decisions about allocating resources, including the focus of research and development activities, and assessing performance. The Company's reportable segments are business units that offer different products and services and are managed separately.

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

  Investments

        The Company's short-term investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities or SFAS No. 115 as available-for-sale and reported at fair value which approximates cost.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        As of April 30, 2008 and 2007, the Company's short-term investments consisted entirely of investment grade auction rate municipal bonds with maturities that could range from 11 to 40 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 7 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        Due to the frequent nature of the reset feature, the investment's market price approximates its fair value; there are no significant realized or unrealized gains or losses associated with these investments. Interest earned from short-term investments is recorded in interest income.

        Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

  Restricted Cash

        Restricted cash of approximately $389,000 as of April 30, 2007, represented deposits with a bank to secure standby letters of credit aggregating approximately $389,000 as of April 30, 2007, established for the benefit of the Company's customers. The restriction on cash was released during 2008 upon expiration of the standby letters of credit and therefore, no cash was restricted as of April 30, 2008. The standby letters of credit expire when the Company's customers provide product acceptance and release their interest in the letters of credit. As of April 30, 2008 and 2007, there were no claims relevant to the letters of credit.

  Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, restricted cash, short-term investments, accounts receivable, unbilled receivables, retentions and accounts payable approximate cost due to the short period of time to maturity.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents and accounts receivable. The Company currently invests the majority of its cash in U.S. treasury bills. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 80%, 80% and 77% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2008, 2007 and 2006, respectively. These agencies accounted for 78% and 47% of the accounts receivable balances at April 30, 2008 and 2007, respectively. One such agency, the U.S. Army, accounted for 62%, 56% and 54% of the Company's consolidated revenue for the years ended April 30, 2008, 2007 and 2006, respectively. The U.S. Army accounted for approximately 71%, 66% and 66% of UAS reportable segment sales for the years ended April 30, 2008, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Long-Lived Assets

        Property and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Assets held for lease	1 to 5 years
Machinery and equipment	3 to 7 years
Computer equipment and software	2 to 5 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Lesser of useful life or term of lease

        Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property, plant and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative expense or cost of sales in the period incurred. Depreciation and amortization expense on property and equipment was approximately $3,849,000, $2,897,000 and $1,999,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

        The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144 whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2008 and 2007, no indicators of impairment were identified and no impairment reserve was recorded.

  Product Warranty

        The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2008 and 2007, the Company estimated and recorded a self insurance liability in wages and related accruals of approximately $399,000 and $200,000, respectively.

  Income Taxes

        The Company accounts for income taxes in accordance with Financial Accounting Standards Board (FASB) SFAS No. 109, Accounting for Income Taxes or SFAS No. 109. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred income tax assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. Effective at the beginning of the first quarter of fiscal 2008, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity's financial statements in accordance with SFAS No. 109. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

  Customer Advances and Amounts in Excess of Cost Incurred

        The Company receives advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. government. These advances are classified as advances from customers and will be offset against billings.

  Revenue Recognition

        The substantial majority of the Company's revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the buyers (customers). These contracts may be fixed price or cost-reimbursable. The Company considers all contracts for treatment in accordance with FASB Emerging Issues Task Force No. 00-21, Revenue Arrangements with Multiple Deliverables, or EITF 00-21. EITF 00-21 provides for deferral to higher authoritative guidance, including American Institute of Certified Public Accountants Statement of Position 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts, or SOP 81-1, under which the majority of the Company's contracts are properly accounted for. Contracts which provide for multiple deliverables to which SOP 81-1 does not apply are accounted for in accordance with the provisions of EITF 00-21.

        EITF 00-21 addresses accounting for arrangements under which a vendor will perform multiple revenue-generating activities. Under EITF 00-21, revenue arrangements with multiple deliverables

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Product sales revenue is recognized on the percentage-of-completion method or upon transfer of title to the customer, which is generally upon shipment. Shipping and handling costs incurred are included in cost of sales.

        Revenue and profits on fixed-price production contracts, where units are produced and delivered in a continuous or sequential process, are recorded as units are delivered based on their selling prices (the "units-of-delivery method"). Revenue and profits on other fixed-price contracts with significant engineering as well as production requirements are recorded based on the ratio of total actual incurred costs to date to the total estimated costs for each contract (the "cost-to-cost method"). Accounting for revenue and profits on a fixed-price contract requires the preparation of estimates of (1) the total contract revenue, (2) the total costs at completion, which is equal to the sum of the actual incurred costs to date on the contract and the estimated costs to complete the contract's statement of work and (3) the measurement of progress towards completion. The estimated profit or loss at completion on a contract is equal to the difference between the total estimated contract revenue and the total estimated cost at completion. Under the units-of-delivery method, sales on a fixed-price type contract are recorded as the units are delivered during the period based on their contractual selling prices. Under the cost-to-cost method, sales on a fixed-price type contract are recorded at amounts equal to the ratio of actual cumulative costs incurred divided by total estimated costs at completion, multiplied by (i) the total estimated contract revenue, less (ii) the cumulative sales recognized in prior periods. The profit recorded on a contract in any period using either the units-of-delivery method or cost-to-cost method is equal to (i) the current estimated total profit margin multiplied by the cumulative sales recognized, less (ii) the amount of cumulative profit previously recorded for the contract. In the case of a contract for which the total estimated costs exceed the total estimated revenue, a loss arises, and a provision for the entire loss is recorded in the period that it becomes evident. The unrecoverable costs on a loss contract that are expected to be incurred in future periods are recorded in the program cost.

        Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business, market conditions or other factors. Management judgments and estimates have been applied consistently and have been reliable historically.

  Stock-Based Compensation

        Prior to May 1, 2006, the Company accounted for incentive stock plans in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, or APB 25, and related Interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock based employee compensation was reflected in net income, as all options granted under those plans had an exercise price equal to the fair value of the underlying common stock on the date of grant. Effective May 1, 2006 the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share-Based Payment, or SFAS No. 123(R), using the prospective-transition method.

        The following table illustrates the impact on net earnings and earnings per common share if the fair value method had been applied for all periods presented.

Year Ended April 30, 2006
Pro forma:
Net income—as reported	$11,208
Stock based compensation, net of tax	(114)

Net income—pro forma	$11,094

Earnings per share data
Basic—reported	$0.86
Basic—pro forma	$0.85
Diluted—reported	$0.75
Diluted—pro forma	$0.75
Weighted average shares outstanding used in computation:
Basic	13,011,639
Diluted	14,873,651

        The fair value of each option grant is estimated on the date of grant using the minimum value option pricing model, with the following assumptions used for the year ended April 30, 2006: risk-free interest rate of 6.75%, an expected options life of five years after vesting, and no expected dividends.

  Share Repurchases

        The Company repurchased shares in accordance with various repurchase agreements prior to the termination of such agreements upon the consummation of the Company's initial public offering on January 26, 2007. Such agreements gave the Company the right to repurchase shares from employees upon their separation from the Company and specified the terms of such repurchase. These repurchase agreements, which were entered into by employees in connection with grants of options by the Company pursuant to its stock-based compensation plans, provided that the Company had the option to repurchase shares from such employees at a price that was equal to either (i) the price paid for shares of the Company's common stock in a substantial transaction that occurred in the last year or (ii) in the event that no such substantial transaction had occurred in the last year, at a price based upon a multiple of the Company's pre-tax profits. This repurchase price was intended to approximate

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the fair market value of the repurchased shares. In the event that shares were repurchased within six months of exercise, compensation expense was recorded in accordance with FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. The Company recognized compensation expense related to shares repurchased within six months of exercise of approximately $12,000 and $234,000 for the years ended April 30, 2007 and 2006, respectively.

        Repurchased shares are restored to the status of authorized but unissued shares.

  Research and Development

        Internally funded research and development costs, or IRAD, sponsored by the Company relate to both U.S. government products and services and those for commercial and foreign customers. IRAD costs for the Company's businesses that are U.S. government contractors are recoverable indirect contract costs that are allocated to the U.S. government contracts in accordance with U.S. government procurement regulations.

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenues from customer-funded research and development were approximately $28,280,000, $19,438,000 and $11,568,000 for the years ended April 30, 2008, 2007 and 2006, respectively. The related costs of sales for customer-funded research and development totaled approximately $19,631,000, $13,460,000 and $8,184,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

  Lease Accounting

        The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $941,000 and $541,000 as of April 30, 2008 and 2007, respectively.

  Advertising Costs

        Advertising costs consist of tradeshows and other marketing activities, and are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $426,000, $338,000 and $266,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, warrants and convertible securities. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2008	2007	2006
Numerator for basic earnings per share:
Net income	$21,386,000	$20,718,000	$11,208,000
Denominator for basic earnings per share:
Weighted average common shares	19,766,881	14,946,502	13,011,639
Dilutive effect of employee stock options	1,605,524	2,045,510	1,862,012

Denominator for diluted earnings per share	21,372,405	16,992,012	14,873,651

        During the year ended April 30, 2008, certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options which met this anti-dilutive criterion was approximately 379,000 for the year ended April 30, 2008. During the years ended April 30, 2007 and 2006, there were no stock options that were anti-dilutive to earnings per share.

Recently Issued Accounting Standards

        In February 2008, the FASB issued FASB Staff Position, or FSP SFAS No. 157-2, Effective Date for FASB Statement No. 157. This FSP permits the delayed application of SFAS No. 157 for all nonrecurring fair value measurements of non-financial assets and non-financial liabilities until fiscal years beginning after November 15, 2008. The Company will adopt SFAS No. 157 in accordance with the guidance of FSP SFAS No. 157-2 as stated above.

        In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, or SFAS No. 141(R). SFAS No. 141(R)'s objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a business combination and its effects. SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 31, 2008. The adoption of SFAS No. 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115, or SFAS No. 159. This statement permits entities to choose to measure certain financial instruments and certain other items at fair value. SFAS No. 159 is effective at the beginning of an entity's first fiscal year that begins after November 15, 2007. The adoption of SFAS No. 159 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, or SFAS No. 157. This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement is effective for financial assets and liabilities in financial statements issued for fiscal years beginning after November 15, 2007. The adoption of SFAS No. 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Short-term Investments

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of April 30, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value calculated by the Company approximated the recorded value of the securities, therefore there was no impairment of the securities as of April 30, 2008.

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced within the next twelve months and therefore has classified the auction rate securities as current assets as of April 30, 2008. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs.

        Since April 30, 2008, the Company experienced successful auctions with two of the bonds held at April 30, 2008, which totaled $4.0 million, the par value of the auction rate securities. As of June 13, 2008 including the securities involved in failed auctions, the Company held approximately $9.4 million of these auction rate securities, all of which carry investment grade ratings.

3.     Inventories, net

        Inventories consist of the following:

	April 30,
	2008	2007
	(In thousands)
Raw materials	$6,855	$5,418
Work in process	4,958	3,514
Finished goods	5,651	6,221

Inventories, gross	17,464	15,153
Reserve for inventory obsolescence	(1,541)	(1,138)

Inventories, net	$15,923	$14,015

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2008	2007
	(In thousands)
Assets held for lease	$1,003	$998
Leasehold improvements	4,799	1,742
Machinery and equipment	9,536	6,982
Furniture and fixtures	1,905	1,549
Computer equipment and software	6,166	5,568
Construction in process	693	707

	24,102	17,546
Less accumulated depreciation and amortization	(13,794)	(11,317)

Property and equipment, net	$10,308	$6,229

5.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2008	2007
	(In thousands)
Beginning balance	$263	$344
Warranty expense	844	646
Warranty costs incurred	(763)	(727)

Ending balance	$344	$263

6.     Bank Borrowings

        As of April 30, 2008, the Company had a working capital line of credit with a bank with a borrowing limit of $25,000,000. Borrowings bore interest at the bank's prime commercial lending rate minus 0.25%, which was 5.00% as of April 30, 2008 and 8.25% as of April 30, 2007. The line of credit was secured by substantially all of the Company's assets. Interest on amounts outstanding under the line of credit was due monthly. All principal plus accrued but unpaid interest on the line of credit would have been due August 31, 2009. The Company had no outstanding balance on the line of credit as of April 30, 2008 or April 30, 2007. Effective June 23, 2008, the Company cancelled the line of credit with the bank to avoid unused commitment fees.

        The credit facility contained several financial covenants, including maximum liquidity and leverage ratios, and limitations on additional indebtedness. The facility included customary default provisions, and all outstanding obligations may have become immediately due and payable in the event of the Company's default. The Company was in compliance with these covenants as of April 30, 2008.

7.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $1,392,000, $1,140,000 and $918,000 in contributions to the plan for the years

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ended April 30, 2008, 2007 and 2006, respectively. Annual contributions are at the discretion of management.

8.     Supplemental Executive Retirement Plan

        On May 19, 2005, the Company implemented a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified executive benefit plan in which the Company agreed to pay the Chairman of the Board, or Chairman, additional benefits at retirement. The SERP is an unfunded plan, which means that there are no specific assets set aside by the Company. The Chairman had no rights under the agreement beyond those of a general creditor of the Company. During the year ended April 30, 2006, the Company recognized approximately $2,209,000 of selling, general and administrative expense charged to operations and recorded such expense as a long-term liability in connection with this plan. The SERP was fully vested on May 19, 2006, the first anniversary of the Chairman's participation. Pursuant to the terms of the agreement, upon the completion of the Company's initial public offering of equity securities, all benefits to be paid under the SERP were forfeited. Accordingly, the long-term liability of $2,209,000 was reversed in January 2007 and recorded as a reduction to selling, general, and administrative expense.

9.     Equity

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

10.   Stock-Based Compensation

        The Company adopted SFAS No. 123R effective May 1, 2006. Because the Company historically used the minimum value method of measuring stock options, implementation of SFAS No. 123R applies prospectively to new awards after adoption. No expense is recognized for options granted prior to adoption. For the years ended April 30, 2008 and 2007, the Company recorded stock-based compensation expense for options that vested of approximately $490,000 and $58,000, respectively.

        On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan, or 2006 Plan, effective January 21, 2007, for officers, directors, key employees and consultants. Under the 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of a committee, which consists of outside directors. A maximum of 3,684,157 shares of stock may be issued pursuant to awards under the 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 950,000. A maximum of $9,500,000 may be paid in cash as a performance-based award. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company had an equity incentive plan, or 2002 Plan, for officers, directors and key employees. Under the 2002 Plan, incentive stock options or nonqualified stock options were granted, as determined by the administrator at the time of grant. Stock purchase rights were also granted under the 2002 Plan. Options under the 2002 Plan were granted at their fair market value (as determined by the board of directors). The options become exercisable at various times over a five-year period from the grant date. The 2002 Plan was terminated on the effective date of the 2006 Plan. Awards outstanding under the 2002 Plan remain outstanding and exercisable; no additional awards may be made under the 2002 Plan.

        The Company had a 1992 nonqualified stock option plan, or 1992 Plan, for certain officers and key employees. Options under the 1992 Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable at various times over a five-year period from the grant date. The 1992 Plan expired in August 2002.

        The Company had a 1994 nonqualified stock option plan, or 1994 Directors' Plan, for the directors of the Company. Options under the 1994 Directors' Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable on the date of grant. The 1994 Directors' Plan expired in June 2004.

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2008 and 2007:

	Year Ended April 30,
	2008	2007
Expected term (in years)	6.5	6.5
Expected volatility	19.50%	22.41%
Risk-free interest rate	4.60%	4.56%
Expected dividend	—	—
Weighted average fair value at grant date	$7.49	$4.12

        The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, using a midpoint model based on the Company's historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

        The expected volatility is based on peer group volatility in the absence of historical market data for the Company's stock, as permitted under SFAS No. 123(R). The peer group volatility was derived based on historical volatility of a comparable peer group index consisting of companies operating in a similar industry.

        The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

        The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the stock option plans at April 30, 2008, 2007 and 2006, and for the years then ended is as follows:

	2006 Plan		2002 Plan		1994 Directors' Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2005	—	$—	1,290,733	$0.69	70,378	$0.59	2,476,602	$0.55
Options granted	—	—	443,381	2.13	—	—	—	—
Options exercised	—	—	(64,396)	0.67	—	—	(427,898)	0.54
Options canceled	—	—	(33,078)	0.78	—	—	—	—

Outstanding at April 30, 2006	—	—	1,636,640	1.08	70,378	0.59	2,048,704	0.56

Options granted	—	—	123,162	11.79	—	—	—	—
Options exercised	—	—	(204,858)	0.69	(35,189)	0.59	(106,998)	0.59
Options canceled	—	—	(22,521)	4.39	—	—	—	—

Outstanding at April 30, 2007	—	—	1,532,423	1.95	35,189	0.59	1,941,706	0.55

Options granted	386,310	21.90	—	—	—	—	—	—
Options exercised	—	—	(388,087)	1.12	(35,189)	0.59	(1,314,811)	0.58
Options canceled	(7,000)	24.09	(66,859)	2.76	—	—	—	—

Outstanding at April 30, 2008	379,310	21.86	1,077,477	2.20	—	—	626,895	0.49

Options exercisable at April, 2008	—	—	620,021	1.26	—	—	626,895	0.49

        The total intrinsic value of all options exercised during the years ended April 30, 2008, 2007 and 2006 were approximately $35,874,000, $589,000, and $807,000.

        A summary of the status of the Company's non-vested stock options as of April 30, 2008 and the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2007	882,531	$0.54
Granted	386,310	$7.49
Cancelled	(73,859)	$1.02
Vested	(358,216)	$0.26
Non-vested at April 30, 2008	836,766	$3.82

        As of April 30, 2008, there was approximately $2,440,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over an approximately four-year period or a weighted average period of approximately four years.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2008, 2007 and 2006 were approximately $1,209,000, $220,000 and $197,000, respectively. The tax benefit realized from option exercises during the years ended April 30, 2008, 2007 and 2006 was approximately $10,813,000 $629,000, and $175,000, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2008:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2008		Weighted Average Exercise Price	As of April 30, 2008	Weighted Average Exercise Price
$ 0.37	276,312	5.30	$0.37	276,312	$0.37
0.59	350,583	4.77	0.59	350,583	0.59
0.64-0.78	655,203	5.24	0.71	494,735	0.70
2.13	318,828	7.47	2.13	107,697	2.13
11.79	103,446	8.03	11.79	17,589	11.79
19.76-24.09	379,310	9.28	21.86	—	—

$ 0.37-24.09	2,083,682	6.38	$5.26	1,246,916	$0.88

        The remaining weighted average contractual life of exercisable options at April 30, 2008 was 5.28 years.

11.   Income Taxes

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2008	2007	2006
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	3.8	5.4	5.5
R&D credit	(2.1)	(3.9)	(11.8)
Other	(3.0)	(0.8)	1.4

Effective income tax rate	33.7%	35.7%	30.2%

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of the provision for income taxes are as follows:

	Year ended April 30,
	2008	2007	2006
	(In thousands)
Current:
Federal	$11,382	$7,066	$5,375
State	2,575	3,595	931

	13,957	10,661	6,306
Deferred:
Federal	(2,394)	18	(979)
State	(710)	923	(476)

	(3,104)	941	(1,455)
Change in valuation allowance	—	(118)	(2)

Total income tax expense	$10,853	$11,484	$4,849

        Significant components of the Company's deferred income tax assets are as follows:

	April 30,
	2008	2007
	(In thousands)
Deferred income tax assets:
Book over tax depreciation	$1,203	$755
Accrued expenses	2,455	1,084
Allowances, reserves, and other	1,622	646
Net operating loss and other	398	89

	5,678	2,574
Less: valuation allowance	(83)	(83)

Total deferred income tax assets, net	$5,595	$2,491

        On May 1, 2007, the Company adopted the provisions of Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. The Company recorded a reduction to retained earnings of approximately $581,000 as a result of the implementation of FIN No. 48. At the adoption date of May 1, 2007, the Company had approximately $5,356,000 of unrecognized tax benefits. At April 30, 2008, the Company had approximately $5,784,000 of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $1,277,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        The following table summarizes the activity related to our gross unrecognized tax benefits from May 1, 2007 to April 30, 2008 (in thousands):

Balance as of May 1, 2007	$5,356
Increases related to prior year tax positions	60
Increases related to current year tax positions	678
Decreases related to lapsing of statute of limitations	(310)

Balance as of April 30, 2008	$5,784

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of May 1, 2007 and April 30, 2008, the Company had accrued approximately $346,000 and $441,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2005 to 2007 remain open to examination by the IRS for federal income taxes. The tax years 2004 to 2007 remain open for major state taxing jurisdictions.

12.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $236,000, $245,000 and $258,000 during the years ended April 30, 2008, 2007 and 2006, respectively, for consulting services independent of his board service. The agreement stipulates the payment of approximately $16,000 plus expenses per month, in exchange for consulting services.

        During the year ended April 30, 2006, the Company employed the services of Summit Selling Systems, Inc., or Summit, and accordingly paid Summit approximately $35,000. One of the Company's board members has a beneficial interest in Summit. The Company did not employ the services of Summit during the fiscal years ended April 30, 2008 or 2007.

13.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2009	$2,793
2010	1,973
2011	1,200
2012	952
2013	159
Thereafter	—

$7,077

        Rental expense under operating leases was approximately $2,978,000, $2,331,000 and $1,723,000 for the years ended April 30, 2008, 2007 and 2006, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Contract Cost Audits

        Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency, or DCAA. The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company.

        For example, during the course of its audits, the DCAA may question the Company's incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, or FAR, the DCAA auditor may recommend to the Company's administrative contracting officer to disallow such costs. Historically, the Company has not experienced significant disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

        The Company's revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured.

        During 2008, the Company received correspondence from the U.S. Government that questioned certain costs and the Company's application of FAR on various matters. While several of the matters were settled during the year, the Company is currently in negotiations with the U.S. Government to settle the remaining matters which are still open as of April 30, 2008 and has performed analyses for fiscal years 2005 through 2008 and determined the potential risk to be a maximum of $2.4 million. In accordance with its policies, the Company has applied the provisions of SFAS No. 5 and recorded a minimum reserve related to these matters based upon the information available as of April 30, 2008.

14.   Segment Data

        The Company's product segments are as follows:

  •
  Unmanned Aircraft Systems ("UAS")—The UAS segment consists primarily of the design and manufacture of small unmanned aircraft systems solutions.

  •
  PosiCharge Systems ("PosiCharge")—The PosiCharge segment supplies fast charge systems for users of electric industrial vehicle batteries.

  •
  Energy Technology Center—The Energy Technology Center segment consists of energy development projects and power processing test equipment product sales.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The segment results are as follows:

	Year Ended April 30,
	2008	2007	2006
	(In thousands)
Revenue:
UAS	$186,615	$146,538	$111,104
PosiCharge Systems	18,613	17,575	19,928
Energy Technology Center	10,518	9,608	8,325

Total	215,746	173,721	139,357
Gross margin:
UAS	68,598	57,591	44,558
PosiCharge Systems	5,464	6,096	8,062
Energy Technology Center	4,485	4,795	4,139

Total	78,547	68,482	56,759

Selling, general and administrative	33,662	24,041	24,810
Research and development	16,441	13,940	16,098

Income from operations	28,444	30,501	15,851
Interest income	3,796	1,707	333
Interest expense	(1)	(6)	(127)

Income before income taxes	$32,239	$32,202	$16,057

  Geographic Information

        Sales to non-U.S. customers accounted for 6.1%, 4.6% and 1.5% of revenue for the fiscal years ended April 30, 2008, 2007 and 2006, respectively.

15.   Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2008. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 28, 2007	October 27, 2007	January 26, 2008	April 30, 2008
	(In thousands except per share data)
Year ended April 30, 2008
Revenue	$49,204	$53,701	$48,535	$64,306
Gross margin	$16,837	$18,927	$19,833	$22,950
Net income	$3,844	$5,164	$5,965	$6,413
Net income per share—Basic	$0.20	$0.26	$0.30	$0.32
Net income per share—Diluted	$0.18	$0.24	$0.28	$0.30

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	July 29, 2006	October 28, 2006	January 27, 2007	April 30, 2007
	(In thousands except per share data)
Year ended April 30, 2007
Revenue	$31,557	$45,189	$46,275	$50,700
Gross margin	$11,986	$17,770	$19,636	$19,090
Net income	$1,365	$4,894	$8,889	$5,570
Net income per share—Basic(1)	$0.10	$0.36	$0.65	$0.30
Net income per share—Diluted(1)	$0.09	$0.31	$0.57	$0.27

(1)
Earnings per share is computed independently for each of the quarters presented. The sums of the quarterly earnings per share in fiscal 2007 do not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
Allowance for doubtful accounts for the year ended April 30:
2006	$88	$6	$—	$(8)	$86
2007	$86	$67	$—	$(4)	$149
2008	$149	$71	$—	$—	$220
Warranty reserve for the year ended April 30:
2006	$282	$589	$—	$(527)	$344
2007	$344	$646	$—	$(727)	$263
2008	$263	$844	$—	$(763)	$344
Reserve for inventory excess and obsolescence for the year ended April 30:
2006	$1,132	$—	$505	$(824)	$813
2007	$813	$325	$—	$—	$1,138
2008	$1,138	$455	$—	$(52)	$1,541

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

        Not applicable.

Item 9A.    Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

        We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized, and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and were operating at a reasonable level.

Management's Report on Internal Control Over Financial Reporting

        Our management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  •
  Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

  •
  Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and

  •
  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2008, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework , issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2008 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2008 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2008, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2008 and 2007, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2008 of AeroVironment, Inc. and our report dated June 24, 2008 expressed an unqualified opinion thereon.

                      /s/ ERNST & YOUNG LLP

Los Angeles, California
June 24, 2008

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2008 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Codes of Ethics

        We have adopted a Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is posted on our website, www.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (626) 357-9983 or by writing to us at AeroVironment, Inc., Attn: Secretary, 181 W. Huntington Dr., Suite 202, Monrovia, CA 91016. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any reported filed with the SEC.

        No family relationships exist among any of our executive officers or directors.

        There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

        The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included in the Proxy Statement for our 2008 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) amd (5) of Regulation S-K will be included in the Proxy Statement for our 2008 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2008 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2008 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2008 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules

(a)
The following are filed as part of this Annual Report on Form 10-K:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2008 and 2007

  •
  Consolidated Statements of Income for the Years ended April 30, 2008, 2007 and 2006

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2008, 2007 and 2006

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2008, 2007 and 2006

  •
  Notes to Consolidated Financial Statements

  2.    Financial Statement Schedules

        The following Schedule is included in Item 8:

  •
  Schedule II—Valuation and Qualifying Accounts

        All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

        Exhibits—See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3(1)	Amended and Restated Bylaws of AeroVironment, Inc.
4.1(2)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(2)	Form of Director and Executive Officer Indemnification Agreement
10.2#(2)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(2)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(2)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(2)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(2)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(2)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(2)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(2)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10*#(2)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(2)	AeroVironment, Inc. Supplemental Executive Retirement Plan, dated May 19, 2005
10.12(2)	Sublease Agreement, dated February 17, 2005, among AeroVironment, Inc., L-3 Communications Corporation and Thermotrex Corporation, for the property located at 900 Enchanted Way, Simi Valley, California 93065

10.13(2)	Standard Industrial/Commercial Single-Tenant Lease, dated August 8, 2005, between AeroVironment, Inc. and FKT Associates, for the property located at 1960 Walker Ave., Monrovia, California 91016
10.14(5)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto.
10.15	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto.
10.16	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside III, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.17(2)	Business Loan Agreement, dated June 16, 2005, between AeroVironment, Inc. and California Bank & Trust, as amended.
10.18†(2)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.19†(2)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.20†(2)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21†(2)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.22†(2)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.23†(3)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended.
10.24†(4)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended.
10.21#(2)	Standard Consulting Agreement, dated February 1, 2004, between AeroVironment, Inc. and Charles R. Holland
10.22*#(2)	Standard Consulting Agreement, dated November 1, 2005, between AeroVironment, Inc. and Charles R. Holland
10.23#(2)	Promissory Note, dated June 30, 2004, between AeroVironment, Inc. and Timothy E. Conver
10.24#(2)	Retiree Medical Plan
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261)

(2)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-137658)

(3)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 6, 2007 (File No. 001-33261).

(4)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2008 (File No. 001-33261).

(5)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 29, 2007 (File No. 001-33261).

†
Confidential treatment has been requested for portions of this exhibit.

#
Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.
Date: June 26, 2008		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Timothy E. Conver and Stephen C. Wright, each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2008
/s/ STEPHEN C. WRIGHT Stephen C. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2008
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	June 26, 2008
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	June 26, 2008
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 26, 2008
/s/ MURRAY GELL-MANN Murray Gell-Mann	Director	June 26, 2008
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 26, 2008