Form 10-Q
period 2008-08-02
AeroVironment Inc
filed 2008-09-10
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

________________

FORM 10-Q

________________

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ____________

Commission File Number: 001-33261

________________

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

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐          No ☑

As of August 29, 2008, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 20,947,477.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	August 2, 2008	April 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,831	$105,064
Short-term investments	8,525	13,375
Accounts receivable, net of allowance for doubtful accounts of $244 at August 2, 2008 and $220 at April 30, 2008	29,355	29,788
Unbilled receivables and retentions	21,530	20,590
Inventories, net	20,687	15,923
Deferred income taxes	2,875	2,810
Prepaid expenses and other current assets	1,948	2,014
Total current assets	189,751	189,564
Property and equipment, net	11,579	10,308
Deferred income taxes	2,785	2,785
Other assets	115	122
Total assets	$204,230	$202,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,651	$14,080
Wages and related accruals	5,747	10,428
Income taxes payable	274	3,804
Other current liabilities	4,158	3,786
Total current liabilities	21,830	32,098
Deferred rent	878	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 20,924,256 at August 2, 2008 and 20,614,044 at April 30, 2008	2	2
Additional paid-in capital	103,096	96,123
Retained earnings	78,424	73,615
Total stockholders’ equity	181,522	169,740
Total liabilities and stockholders’ equity	$204,230	$202,779

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 2,	July 28,
	2008	2007

Revenue:
Product sales	$25,327	$29,684
Contract services	28,286	19,520
	53,613	49,204
Cost of sales:
Product sales	14,358	18,291
Contract services	18,672	14,076
	33,030	32,367
Gross margin	20,583	16,837
Selling, general and administrative	8,095	7,726
Research and development	5,260	4,300
Income from operations	7,228	4,811
Other income:
Interest income	541	979
Income before income taxes	7,769	5,790
Provision for income taxes	2,960	1,946
Net income	$4,809	$3,844
Earnings per share data:
Basic	$0.23	$0.20
Diluted	$0.22	$0.18
Weighted average shares outstanding:
Basic	20,711,656	18,897,711
Diluted	21,651,032	21,077,055

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	August 2, 2008	July 28, 2007
Operating activities
Net income	$4,809	$3,844
Adjustments to reconcile net income to net cash and cash equivalents used in operating activities:
Depreciation and amortization	1,070	805
Provision for doubtful accounts	(24)	35
Deferred income taxes	(65)	(8)
Stock-based compensation	161	68
Tax benefit from exercise of stock options	6,555	3,252
Changes in operating assets and liabilities:
Accounts receivable	457	(16,199)
Unbilled receivables and retentions	(940)	11,705
Inventories	(4,764)	(2,400)
Other assets	73	149
Accounts payable	(2,429)	(4,507)
Other liabilities	(7,902)	(3,037)
Net cash and cash equivalents used in operating activities	(2,999)	(6,293)
Investing activities
Acquisitions of property and equipment	(2,341)	(2,170)
Purchase of short-term investments	(278,972)	(242,360)
Sale of short-term investments	283,822	259,285
Net cash and cash equivalents provided by investing activities	2,509	14,755
Financing activities
Transfers to restricted cash	—	(17)
Exercise of stock options	257	257
Net cash and cash equivalents provided by financing activities	257	240
Net (decrease) increase in cash and cash equivalents	(233)	8,702
Cash and cash equivalents at beginning of period	105,064	20,920
Cash and cash equivalents at end of period	$104,831	$29,622

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development and production of unmanned aircraft systems and efficient energy systems for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 2, 2008 are not necessarily indicative of the results for the full year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2008, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Segments

The Company’s products are sold and divided among two reportable segments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities, and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

Effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the change in the management and organizational structure that occurred on May 1, 2008.  The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments.   PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems.  As required by SFAS No. 131, the Company has restated its historical segment information for the three months ended July 28, 2007, to be consistent with the current reportable segment structure.  The consolidation of the two segments had no effect on the Company’s financial position, results of operations or cash flows for the periods presented.

Government Contracts

Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency (“DCAA”). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended
	August 2, 2008	July 28, 2007
Denominator for basic earnings per share:
Weighted average common shares outstanding	20,711,656	18,897,711
Dilutive effect of employee stock options and restricted stock	939,376	2,179,344
Denominator for diluted earnings per share	21,651,032	21,077,055

During the three months ended August 2, 2008 and July 28, 2007 certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options which met this anti-dilutive criterion was approximately 31,000 and 108,000 for the three months ended August 2, 2008 and July 28, 2007, respectively.

Recently Issued Accounting Standards

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning May1, 2008 for the Company.  In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 (“FSP FAS 157-2”), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities effective May 1, 2008. The adoption of SFAS No. 157 did not have a material effect on the Company’s financial position, results of operations or cash flows. The Company will apply the principles of SFAS No. 157 for non-financial assets and non-financial liabilities on May 1, 2009 and does not expect the provisions to have a material effect on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning May 1, 2008 for the Company. The adoption of SFAS No. 159 did not have a material impact on the Company’s financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be fair valued at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008 which is the year beginning May 1, 2009 for the Company. Adoption is prospective and early adoption is not permitted. The Company is currently evaluating the impact that the adoption of SFAS No. 141R will have on its financial statements and notes thereto.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 (“SFAS No. 160”). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is the year beginning May 1, 2009 for the Company. The adoption of SFAS No. 160 is not expected to have a material impact on the Company’s financial position, results of operations, or cash flows.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Short-term Investments

The Company’s short-term investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities as available-for-sale and reported at fair value, which approximates cost.

As of August 2, 2008, the Company’s short-term investments consisted entirely of investment grade auction rate municipal notes and bonds with maturities that could range from 10 to 27 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates.  At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

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

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on August 2, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis or other types of valuation models as of August 2, 2008. These analyses consider, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value calculated by the Company approximated the recorded value of the securities, therefore there was no impairment of the securities as of August 2, 2008.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced within the next twelve months and therefore has classified the auction rate securities as current assets as of August 2, 2008. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Value Measurements

As discussed in Note 1, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP FAS 157-2, on May 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

•	Level 1 – Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.
•

Level 2 – Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•	Level 3 – Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at August 2, 2008, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$104,831	$—	$—	$104,831
Auction rate securities	—	—	8,525	8,525
Total	$104,831	$—	$8,525	$113,356

Due to the auction failures of the Company’s auction rate securities that began in mid-February of 2008, there are still no quoted prices in active markets for identical assets as of August 2, 2008.  Therefore, the Company has classified its auction rate securities as level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2008	$13,375
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements (net)	(4,850)
Balance at August 2, 2008	$8,525
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at August 2, 2008	$—

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories, net

Inventories consist of the following (in thousands):

	August 2, 2008	April 30, 2008
Raw materials	$9,490	$6,855
Work in process	6,699	4,958
Finished goods	6,021	5,651
Inventories, gross	22,210	17,464
Reserve for inventory obsolescence	(1,523)	(1,541)
Inventories, net	$20,687	$15,923

5. Warranty Reserves

The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended August 2, 2008 and July 28, 2007 (in thousands):

	Three Months Ended
	August 2, 2008	July 28, 2007
Beginning balance	$344	$263
Warranty expense	186	208
Warranty costs incurred	(247)	(228)
Ending balance	$283	$243

6. Bank Borrowings

As of April 30, 2008, the Company had a working capital line of credit with a bank with a borrowing limit of $25,000,000. Borrowings bore interest at the bank’s prime commercial lending rate minus 0.25%, which was 5.00% as of April 30, 2008. The line of credit was secured by substantially all of the Company’s assets. Interest on amounts outstanding under the line of credit was due monthly. All principal plus accrued but unpaid interest on the line of credit would have been due August 31, 2009. The Company had no outstanding balance on the line of credit as of April 30, 2008. Effective June 23, 2008, the Company cancelled the line of credit with the bank to avoid unused commitment fees.

7. Stock-Based Compensation

For the three months ended August 2, 2008 and July 28, 2007, the Company recorded stock-based compensation of approximately $161,000 and $68,000, respectively.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three months ended August 2, 2008 and July 28, 2007:

	Three Months Ended
	August 2, 2008	July 28, 2007
Expected term (in years)	6.5	6.5
Expected volatility	18.43%	19.49%
Risk-free interest rate	3.58%	5.12%
Expected dividend	—	—
Weighted average fair value at grant date	$9.33	$7.93

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, using a midpoint model based on the Company’s historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

The expected volatility is based on peer group volatility in the absence of historical market data for the Company’s stock, as permitted under SFAS No. 123(R), Share Based Payment. The peer group volatility was derived based on historical volatility of a comparable peer group index consisting of companies operating in a similar industry.

The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Information related to the Company’s stock option plans at August 2, 2008 and for the three months then ended is as follows:

	2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2008	379,310	$21.86	1,077,477	$2.20	626,895	$0.49
Options granted	55,000	32.19	—	—	—	—
Options exercised	(3,000)	20.75	(214,796)	0.79	(48,416)	0.52
Options canceled	(10,000)	24.09	(11,965)	6.20	—	—
Outstanding at August 2, 2008	421,310	$23.17	850,716	$2.50	578,479	$0.49
Options exercisable at August 2, 2008	45,662	$21.52	488,972	$1.38	578,479	$0.49

Information related to the Company’s restricted stock awards at August 2, 2008 and for the three months then ended is as follows:

	2006 Plan
	Shares	Weighted Average Grant Date Fair Value

Unvested stock at April 30, 2008	—	$—
Stock granted	44,000	32.52
Stock vested	—	—
Stock canceled	—	—
Unvested stock at August 2, 2008	44,000	$32.52

8. Customer Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $13,023,000 and $4,286,000 for the three months ended August 2, 2008 and July 28, 2007, respectively.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9. Segment Data

The Company’s product segments are as follows:

•                  Unmanned Aircraft Systems (“UAS”) — The UAS segment consists primarily of the design, development and manufacture of unmanned aircraft systems solutions.

•                  Efficient Energy Systems (“EES”) — The EES segment consists primarily of the design, development and manufacture of system solutions for the clean transportation and clean energy markets.

As discussed in Note 1, effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the current management and organizational structure that occurred on May 1, 2008.  The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments.  PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems.  As required by SFAS No. 131, the Company has restated its historical segment information for the three months ended July 28, 2007, to be consistent with the current reportable segment structure.  The consolidation of the two segments had no effect on the Company’s financial position, results of operations or cash flows for the periods presented.

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

The segment results are as follows (in thousands):

	Three Months Ended
	August 2,	July 28,
	2008	2007
		(Restated)
Revenue:
UAS	$46,076	$41,873
EES	7,537	7,331
Total	53,613	49,204
Gross margin:
UAS	16,643	14,091
EES	3,940	2,746
Total	20,583	16,837
Selling, general and administrative	8,095	7,726
Research and development	5,260	4,300
Income from operations	7,228	4,811
Interest income	541	979
Income before income taxes	$7,769	$5,790

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2008.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2009 fiscal year ends on April 30, 2009 and our fiscal quarters end on August 2, 2008, November 1, 2008 and January 31, 2009.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended August 2, 2008 Compared to Three Months Ended July 28, 2007

	Three Months Ended
	August 2,	July 28,
	2008	2007
		(Restated)
Revenue:
UAS	$46,076	$41,873
EES	7,537	7,331
Total	53,613	49,204
Gross margin:
UAS	16,643	14,091
EES	3,940	2,746
Total	20,583	16,837
Selling, general and administrative	8,095	7,726
Research and development	5,260	4,300
Income from operations	7,228	4,811
Interest income	541	979
Income before income taxes	$7,769	$5,790

Revenue. Revenue for the three months ended August 2, 2008 was $53.6 million, as compared to $49.2 million for the three months ended July 28, 2007, representing an increase of $4.4 million, or 9%.  UAS revenue increased $4.2 million, or 10%, to $46.1 million for the three months ended August 2, 2008, primarily due to higher UAS customer-funded research and development work partially offset by lower product deliveries. The increase in UAS customer-funded research and development revenue was primarily due to the Global Observer program.  EES revenue increased by $0.2 million, or 3%, to $7.5 million for the three months ended August 2, 2008.

Cost of Sales. Cost of sales for the three months ended August 2, 2008 was $33.0 million, as compared to $32.4 million for the three months ended July 28, 2007, representing an increase of $0.6 million, or 2%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $1.6 million partially offset by lower EES cost of sales of $1.0 million.

Gross Margin. Gross margin for the three months ended August 2, 2008 was $20.6 million, as compared to $16.8 million for the three months ended July 28, 2007, representing an increase of $3.8 million, or 22%. UAS gross margin increased $2.5 million, or 18%, to $16.7 million for the three months ended August 2, 2008. As a percentage of revenue, gross margin for UAS increased from 34% to 36%. The increase in UAS gross margin percent was primarily due to lower program costs.  EES gross margin increased $1.3 million to $3.9 million for the three months ended August 2, 2008.  As a percentage of revenue, EES gross margin increased from 37% to 52%, primarily due to operating improvements and product mix.

Selling, General and Administrative.  SG&A expense for the three months ended August 2, 2008 was $8.1 million, or 15% of revenue, compared to SG&A expense of $7.7 million, or 16% of revenue, for the three months ended July 28, 2007.  SG&A expense increased $0.4 million primarily due to increased selling and marketing infrastructure costs.

Research and Development. R&D expense for the three months ended August 2, 2008 was $5.3 million, or 10% of revenue, which was higher than R&D expense of $4.3 million, or 9% of revenue for the three months ended July 28, 2007.  R&D expense increased $1.0 million largely due to increased investment in various development initiatives for UAS.

Income Tax Expense. Our effective income tax rate was 38.1% for the three months ended August 2, 2008, as compared to 33.6% for the three months ended July 28, 2007. This increase was caused by the expiration of the federal research and development tax credit, which expired in December 2007 and lower tax-exempt interest income from auction rate securities.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of August 2, 2008 and April 30, 2008, our funded backlog was approximately $108.9 million and $82.0 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $598.0 million and $384.3 million as of August 2, 2008 and April 30, 2008, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, or indefinite delivery indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Unfunded backlog does not include the value of options to purchase additional aircraft included in our Global Observer contract. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing.

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

Cash Flows

The following table provides our cash flow data for the three months ended August 2, 2008 and July 28, 2007 (in thousands):

	Three Months Ended
	August 2, 2008	July 28, 2007
	(Unaudited)
Net cash used in operating activities	$(2,999)	$(6,293)
Net cash provided by investing activities	$2,509	$14,755
Net cash provided by financing activities	$257	$240

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended August 2, 2008 decreased by $3.3 million to $3.0 million, compared to net cash used in operating activities of $6.3 million for the three months ended July 28, 2007. This decrease in net cash used in operating activities was primarily due to higher income of $1.0 million and increase in tax benefits from stock option exercises of $3.3 million, partially offset by higher working capital of $1.2 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $12.3 million to $2.5 million for the three months ended August 2, 2008, compared to net cash provided by investing activities of $14.8 million for the three months ended July 28, 2007. The decrease in net cash provided by investing activities was primarily due to lower net redemption of tax exempt municipal auction rate securities of $12.1 million and higher capital expenditures of $0.2 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $0.1 million to $0.3 million for the three months ended August 2, 2008, compared to $0.2 million for the three months ended July 28, 2007.  During the three months ended August 2, 2008, we received proceeds from stock option exercises of $0.3 million.

Line of Credit and Term Loan Facilities

We had a revolving line of credit with a bank, under which we were able to borrow up to $25.0 million. Borrowings bore interest at the bank’s prime commercial lending rate, which was 5.00% as of April 30, 2008. The line of credit was secured by substantially all of our assets. All principal plus accrued but unpaid interest on the line of credit would have been due August 31, 2009. We had no outstanding balance on the line of credit as of April 30, 2008.

Effective June 23, 2008, we cancelled the line of credit with the bank to avoid unused commitment fees.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2008.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

See Note 1 to our unaudited consolidated financial statements included elsewhere in this quarterly report for disclosure on new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. Please refer to Item 7A — Quantitative and Qualitative Disclosures About Market Risk, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, for further discussion on quantitative and qualitative disclosures about market risk.

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

ITEM 4. CONTROLS AND PROCEDURES

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended August 2, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, other than with respect to the following risk factor, which has been revised to reflect our current holdings of auction rate securities.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

Our short-term investment portfolio includes investments in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of August 2, 2008, our $8.5 million of short-term investments consisted entirely of auction rate municipal bonds with maturities that range from approximately 10 to 27 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

In 2008 we experienced several failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of August 29, 2008, including the securities involved in failed auctions, we held approximately $8.5 million of these auction rate securities, all of which carry investment grade ratings. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 27 years) to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	Award/Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 10, 2008		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer
(Principal Financial and Accounting Officer)