Form 10-Q
period 2008-11-01
AeroVironment Inc
filed 2008-12-04
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2008

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

As of November 19, 2008, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,104,222.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share data)

	November 1, 2008	April 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$116,646	$105,064
Investments	—	13,375
Accounts receivable, net of allowance for doubtful accounts of $300 at November 1, 2008 and $220 at April 30, 2008	29,640	29,788
Unbilled receivables and retentions	26,456	20,590
Inventories, net	19,001	15,923
Deferred income taxes	2,972	2,810
Prepaid expenses and other current assets	1,455	2,014
Total current assets	196,170	176,189
Investments	8,050	—
Property and equipment, net	13,805	10,308
Deferred income taxes	2,785	2,785
Other assets	115	122
Total assets	$220,925	$202,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,748	$14,080
Wages and related accruals	8,849	10,428
Income taxes payable	91	3,804
Other current liabilities	3,699	3,786
Total current liabilities	26,387	32,098
Deferred rent	1,153	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,102,222 at November 1, 2008 and 20,614,044 at April 30, 2008	2	2
Additional paid-in capital	105,900	96,123
Retained earnings	87,483	73,615
Total stockholders’ equity	193,385	169,740
Total liabilities and stockholders’ equity	$220,925	$202,779

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007

Revenue:
Product sales	$37,259	$34,042	$62,586	$63,726
Contract services	28,520	19,659	56,806	39,179
	65,779	53,701	119,392	102,905
Cost of sales:
Product sales	22,445	20,611	36,803	38,902
Contract services	18,347	14,163	37,019	28,239
	40,792	34,774	73,822	67,141
Gross margin	24,987	18,927	45,570	35,764
Selling, general and administrative	7,855	8,573	15,950	16,299
Research and development	4,896	3,802	10,156	8,102
Income from operations	12,236	6,552	19,464	11,363
Other income:
Interest income	369	1,143	910	2,122
Income before income taxes	12,605	7,695	20,374	13,485
Provision for income taxes	3,546	2,531	6,506	4,477
Net income	$9,059	$5,164	$13,868	$9,008
Earnings per share data:
Basic	$0.43	$0.26	$0.67	$0.47
Diluted	$0.41	$0.24	$0.64	$0.42
Weighted average shares outstanding:
Basic	20,959,731	19,652,095	20,833,682	19,279,094
Diluted	21,869,417	21,346,349	21,808,061	21,218,731

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	November 1, 2008	October 27, 2007
Operating activities
Net income	$13,868	$9,008
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	2,183	1,595
Provision for doubtful accounts	80	55
Deferred income taxes	(162)	(55)
Stock-based compensation	404	185
Tax benefit from exercise of stock options	8,806	9,999
Gain on sale of property and equipment	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	68	(18,398)
Unbilled receivables and retentions	(5,866)	13,657
Inventories	(3,078)	1,311
Income tax receivable	—	(4,807)
Other assets	566	(243)
Accounts payable	(332)	(5,233)
Other liabilities	(5,167)	(5,406)
Net cash and cash equivalents provided by operating activities	11,365	1,668
Investing activities
Acquisitions of property and equipment	(5,675)	(5,032)
Net sales (purchases) of investments	5,325	(4,075)
Net cash and cash equivalents used in investing activities	(350)	(9,107)
Financing activities
Transfers to restricted cash	—	(17)
Exercise of stock options	567	819
Net cash and cash equivalents provided by financing activities	567	802
Net increase (decrease) in cash and cash equivalents	11,582	(6,637)
Cash and cash equivalents at beginning of period	105,064	20,920
Cash and cash equivalents at end of period	$116,646	$14,283

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended November 1, 2008 are not necessarily indicative of the results for the full year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2008, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the change in the management and organizational structure that occurred on May 1, 2008.  The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments.   PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems.  As required by SFAS No. 131, the Company has restated its historical segment information for the three and six months ended October 27, 2007, to be consistent with the current reportable segment structure.  The consolidation of the two segments had no effect on the Company’s financial position, results of operations or cash flows for the periods presented.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Six Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Denominator for basic earnings per share:
Weighted average common shares outstanding	20,959,731	19,652,095	20,833,682	19,279,094
Dilutive effect of employee stock options and restricted stock	909,686	1,694,254	974,379	1,939,637
Denominator for diluted earnings per share	21,869,417	21,346,349	21,808,061	21,218,731

During the three and six months ended November 1, 2008 and October 27, 2007 certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options which met this anti-dilutive criterion was approximately 16,000 and 21,000 for the three and six months ended November 1, 2008, respectively.  The number of options which met this anti-dilutive criterion was approximately 108,000 and 77,000 for the three and six months ended October 27, 2007, respectively.

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

2. Accounts Receivable

As of November 1, 2008, the Company had a trade receivable from an automotive manufacturing industry customer of approximately $2,900,000.  Subsequent to the balance sheet date, the customer has stated in Securities and Exchange Commission (“SEC”) filings that it may not have the minimum required liquidity to operate its business through its first two quarters of 2009.  As of November 1, 2008, the Company had not reserved any portion of this receivable pursuant to the guidelines of SFAS No. 5, Accounting for Contingencies.

3. Inventories, net

Inventories consist of the following (in thousands):

	November 1, 2008	April 30, 2008
Raw materials	$7,983	$6,855
Work in process	6,929	4,958
Finished goods	5,508	5,651
Inventories, gross	20,420	17,464
Reserve for inventory obsolescence	(1,419)	(1,541)
Inventories, net	$19,001	$15,923

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4. Investments

The Company’s investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities as available-for-sale and reported at fair value, which approximates cost.

As of November 1, 2008, the Company’s investments consisted entirely of investment grade auction rate municipal notes and bonds with maturities that could range from 10 to 26 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates.  At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

Due to the frequent nature of the reset feature, the investment’s market price approximates its fair value; there are no realized or unrealized gains or losses associated with these investments.  Interest earned from investments is recorded in interest income.

Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on November 1, 2008 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of November 1, 2008. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction. The fair value calculated by the Company approximated the recorded value of the securities, therefore there was no impairment of the securities as of November 1, 2008.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  In prior periods, the Company classified its auction rate securities as current assets. However, due to current financial market conditions, these investments have been reclassified as long-term investments  as of November 1, 2008. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5. Fair Value Measurements

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at November 1, 2008, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$116,646	$—	$—	$116,646
Auction rate securities	—	—	8,050	8,050
Total	$116,646	$—	$8,050	$124,696

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of November 1, 2008.  Therefore, the Company has classified its auction rate securities as level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2008	$13,375
Transfers to Level 3	—
Total gains or (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	—
Purchases, issuances and settlements (net)	(5,325)
Balance at November 1, 2008	$8,050
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at November 1, 2008	$—

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Warranty Reserves

The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended November 1, 2008 and October 27, 2007 (in thousands):

	Three Months Ended		Six Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Beginning balance	$283	$243	$344	$263
Warranty expense	291	262	477	470
Warranty costs incurred	(175)	(123)	(422)	(351)
Ending balance	$399	$382	$399	$382

7. Bank Borrowings

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

8. Stock-Based Compensation

For the three and six months ended November 1, 2008 the Company recorded stock-based compensation of approximately $243,000 and $404,000, respectively. For the three and six months ended October 27, 2007, the Company recorded stock-based compensation of approximately $117,000 and $185,000, respectively.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and six months ended November 1, 2008 and October 27, 2007:

	Three Months Ended		Six Months Ended
	November 1, 2008	October 27, 2007	November 1, 2008	October 27, 2007
Expected term (in years)	—	6.5	6.5	6.5
Expected volatility	—	21.25%	18.43%	19.74%
Risk-free interest rate	—	4.32%	3.58%	5.01%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$—	$6.45	$9.33	$7.72

There were no options granted during the three months ended November 1, 2008.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Information related to the Company’s stock option plans at November 1, 2008 and for the three and six months then ended is as follows:

	2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2008	379,310	$21.86	1,077,477	$2.20	626,895	$0.49
Options granted	55,000	32.19	—	—	—	—
Options exercised	(3,000)	20.75	(214,796)	0.79	(48,416)	0.52
Options canceled	(10,000)	24.09	(11,965)	6.20	—	—
Outstanding at August 2, 2008	421,310	$23.17	850,716	$2.50	578,479	$0.49
Options granted	—	—	—	—	—	—
Options exercised	(4,900)	20.36	(111,202)	1.64	(62,864)	0.47
Options canceled	(12,000)	20.75	(1,408)	0.78	—	—
Outstanding at November 1, 2008	404,410	$23.27	738,106	$2.63	515,615	$0.49
Options exercisable at November 1, 2008	48,762	$21.37	467,493	$1.88	515,615	$0.49

Information related to the Company’s restricted stock awards at November 1, 2008 and for the three and six months then ended is as follows:

	2006 Plan
	Shares	Weighted Average Grant Date Fair Value

Unvested stock at April 30, 2008	—	$—
Stock granted	44,000	32.52
Stock vested	—	—
Stock canceled	—	—
Unvested stock at August 2, 2008	44,000	$32.52
Stock granted	—	—
Stock vested	—	—
Stock canceled	(1,000)	32.52
Unvested stock at November 1, 2008	43,000	$32.52

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9. Customer Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $16,061,000 and $29,072,000 for the three and six months ended November 1, 2008, respectively.  Revenue from customer-funded R&D was approximately $5,817,000 and $10,103,000 for the three and six months ended October 27, 2007, respectively.

10. Segment Data

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

As discussed in Note 1, effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the current management and organizational structure that occurred on May 1, 2008.  The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments.  PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems.  As required by SFAS No. 131, the Company has restated its historical segment information for the three and six months ended October 27, 2007, to be consistent with the current reportable segment structure.  The consolidation of the two segments had no effect on the Company’s financial position, results of operations or cash flows for the periods presented.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	October 27,	November 1,	October 27,
	2008	2007	2008	2007
		(Restated)		(Restated)
Revenue:
UAS	$56,456	$46,604	$102,532	$88,477
EES	9,323	7,097	16,860	14,428
Total	65,779	53,701	119,392	102,905
Gross margin:
UAS	19,946	16,910	36,589	31,001
EES	5,041	2,017	8,981	4,763
Total	24,987	18,927	45,570	35,764
Selling, general and administrative	7,855	8,573	15,950	16,299
Research and development	4,896	3,802	10,156	8,102
Income from operations	12,236	6,552	19,464	11,363
Interest income	369	1,143	910	2,122
Income before income taxes	$12,605	$7,695	$20,374	$13,485

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended November 1, 2008 Compared to Three Months Ended October 27, 2007

	Three Months Ended
	November 1,	October 27,
	2008	2007
		(Restated)
Revenue:
UAS	$56,456	$46,604
EES	9,323	7,097
Total	65,779	53,701
Gross margin:
UAS	19,946	16,910
EES	5,041	2,017
Total	24,987	18,927
Selling, general and administrative	7,855	8,573
Research and development	4,896	3,802
Income from operations	12,236	6,552
Interest income	369	1,143
Income before income taxes	$12,605	$7,695

Revenue. Revenue for the three months ended November 1, 2008 was $65.8 million, as compared to $53.7 million for the three months ended October 27, 2007, representing an increase of $12.1 million, or 22%.  UAS revenue increased $9.9 million, or 21%, to $56.5 million for the three months ended November 1, 2008, primarily due to increased UAS customer-funded research and development work and product deliveries partially offset by lower service revenue. The increase in UAS customer-funded research and development revenue was primarily due to increased activity on the Global Observer program.  EES revenue increased by $2.2 million, or 31%, to $9.3 million for the three months ended November 1, 2008.  The increase in EES revenue was primarily due to increased deliveries of Electric Vehicle (“EV”) test systems.

Cost of Sales. Cost of sales for the three months ended November 1, 2008 was $40.8 million, as compared to $34.8 million for the three months ended October 27, 2007, representing an increase of $6.0 million, or 17%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $6.8 million partially offset by lower EES cost of sales of $0.8 million.

Gross Margin. Gross margin for the three months ended November 1, 2008 was $25.0 million, as compared to $18.9 million for the three months ended October 27, 2007, representing an increase of $6.1 million, or 32%. UAS gross margin increased $3.1 million, or 18%, to $19.9 million for the three months ended November 1, 2008. As a percentage of revenue, gross margin for UAS decreased from 36% to 35%. EES gross margin increased $3.0 million, or 150%, to $5.0 million for the three months ended November 1, 2008.  As a percentage of revenue, EES gross margin increased from 28% to 54%, primarily due to operating improvements and product mix.

Selling, General and Administrative.  SG&A expense for the three months ended November 1, 2008 was $7.9 million, or 12% of revenue, compared to SG&A expense of $8.6 million, or 16% of revenue, for the three months ended October 27, 2007.  SG&A expense decreased $0.7 million primarily due to lower bid and proposal costs.

Research and Development. R&D expense for the three months ended November 1, 2008 was $4.9 million, or 7% of revenue, which was higher than R&D expense of $3.8 million, or 7% of revenue for the three months ended October 27, 2007.  R&D expense increased $1.1 million largely due to increased investment in various development initiatives for UAS.

Income Tax Expense. Our effective income tax rate was 28.1% for the three months ended November 1, 2008, as compared to 32.9% for the three months ended October 27, 2007. This decrease was caused primarily by the renewal of the federal research and development tax credit, which expired in December 2007. The renewal of the research and development tax credit allowed us to recapture the unused portion of the credit from January 1, 2008 through April 30, 2008.

Six Months Ended November 1, 2008 Compared to Six Months Ended October 27, 2007

	Six Months Ended
	November 1,	October 27,
	2008	2007
		(Restated)
Revenue:
UAS	$102,532	$88,477
EES	16,860	14,428
Total	119,392	102,905
Gross margin:
UAS	36,589	31,001
EES	8,981	4,763
Total	45,570	35,764
Selling, general and administrative	15,950	16,299
Research and development	10,156	8,102
Income from operations	19,464	11,363
Interest income	910	2,122
Income before income taxes	$20,374	$13,485

Revenue. Revenue for the six months ended November 1, 2008 was $119.4 million, as compared to $102.9 million for the six months ended October 27, 2007, representing an increase of $16.5 million, or 16%.  UAS revenue increased $14.1 million, or 16%, to $102.5 million for the six months ended November 1, 2008, primarily due to increased UAS customer-funded research and development work partially offset by lower product deliveries and service revenue. The increase in UAS customer-funded research and development revenue was primarily due to increased activity on the Global Observer program.  EES revenue increased by $2.4 million, or 17%, to $16.9 million for the six months ended November 1, 2008.  The increase in EES revenue was primarily due to increased deliveries of EV test systems.

Cost of Sales. Cost of sales for the six months ended November 1, 2008 was $73.8 million, as compared to $67.1 million for the six months ended October 27, 2007, representing an increase of $6.7 million, or 10%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $8.5 million partially offset by lower EES cost of sales of $1.8 million.

Gross Margin. Gross margin for the six months ended November 1, 2008 was $45.6 million, as compared to $35.8 million for the six months ended October 27, 2007, representing an increase of $9.8 million, or 27%. UAS gross margin increased $5.6 million, or 18%, to $36.6 million for the six months ended November 1, 2008. As a percentage of revenue, gross margin for UAS increased from 35% to 36%.  EES gross margin increased $4.2 million, or 89% to $9.0 million for the six months ended November 1, 2008.  As a percentage of revenue, EES gross margin increased from 33% to 53%, primarily due to operating improvements and product mix.

Selling, General and Administrative.  SG&A expense for the six months ended November 1, 2008 was $15.9 million, or 13% of revenue, compared to SG&A expense of $16.3 million, or 16% of revenue, for the six months ended October 27, 2007.  SG&A expense decreased $0.4 million primarily due to lower bid and proposal costs.

Research and Development. R&D expense for the six months ended November 1, 2008 was $10.2 million, or 9% of revenue, which was higher than R&D expense of $8.1 million, or 8% of revenue, for the six months ended October 27, 2007.  R&D expense increased $2.1 million largely due to increased investment in various development initiatives for UAS.

Income Tax Expense. Our effective income tax rate was 31.9% for the six months ended November 1, 2008, as compared to 33.2% for the six months ended October 27, 2007.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of November 1, 2008 and April 30, 2008, our funded backlog was approximately $86.6 million and $82.0 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $580.5 million and $384.3 million as of November 1, 2008 and April 30, 2008, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Unfunded backlog does not include the value of options to purchase additional aircraft included in our Global Observer contract. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, and marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all.  Although we are currently not a party to any agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

As a result of recent volatility in the capital markets, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide funding to borrowers. Continued turbulence in the U.S. and international markets and economies may adversely affect our ability to obtain financing on terms acceptable to us, or at all. If these market conditions continue, they may limit our ability to access the capital markets to meet liquidity needs. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

Cash Flows

The following table provides our cash flow data for the six months ended November 1, 2008 and October 27, 2007 (in thousands):

	Six Months Ended
	November 1, 2008	October 27, 2007
	(Unaudited)
Net cash provided by operating activities	$11,365	$1,668
Net cash used in investing activities	$(350)	$(9,107)
Net cash provided by financing activities	$567	$802

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended November 1, 2008 increased by $9.7 million to $11.4 million, compared to net cash provided by operating activities of $1.7 million for the six months ended October 27, 2007. This increase in net cash provided by operating activities was primarily due to higher income of $4.9 million and lower working capital needs of $5.3 million, partially offset by lower tax benefits from stock option exercises of $1.2 million.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $8.8 million to $0.3 million for the six months ended November 1, 2008, compared to net cash used in investing activities of $9.1 million for the six months ended October 27, 2007. The decrease in net cash used in investing activities was primarily due to higher net redemption of tax exempt municipal auction rate securities of $9.4 million partially offset higher capital expenditures of $0.6 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.2 million to $0.6 million for the six months ended November 1, 2008, compared to $0.8 million for the six months ended October 27, 2007.  During the six months ended November 1, 2008, we received proceeds from stock option exercises of $0.6 million.

Off-Balance Sheet Arrangements

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended November 1, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, other than with respect to the risk factor set forth below in this Item 1A entitled “Our investment portfolio includes investments in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings,” which has been revised to reflect our current holdings of auction rate securities, and the new risk factor set forth below in this Item 1A entitled “We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.”  Please refer to that section of our Annual Report on Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Our investment portfolio includes investments in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of November 1, 2008, our $8.0 million of investments consisted entirely of auction rate municipal bonds with maturities that range from approximately 10 to 26 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

In 2008, we experienced several failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of November 19, 2008, including the securities involved in failed auctions, we held approximately $8.0 million of these auction rate securities, all of which carry investment grade ratings. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not significantly impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 26 years) to realize our investments’ recorded value. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

The ongoing global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. This financial crisis could impact our business in a number of ways, including:

Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause governments, including the U.S. government, which is our largest customer, consumers and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our hardware components and various subsystems are available only from a limited group of suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, then we may have to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

Customers’ Inability to Obtain Financing to Make Purchases from us and/or Maintain Their Business: Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 25, 2008, we held our 2008 annual meeting of stockholders.  As of the date of the meeting, there were 20,880,255 shares of common stock entitled to vote.  There were 19,380,940 shares (92.8% of the shares entitled to vote) represented at the meeting in person or by proxy.  Immediately prior to and following the meeting, our board of directors consisted of Joseph F. Alibrandi, Kenneth R. Baker, Timothy E. Conver, Arnold L. Fishman, Murray Gell-Mann and Charles R. Holland.  The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

1.               Proposal No. 1 To elect Joseph F. Alibrandi, who currently services as director and was previously appointed by our board of directors, as a Class II director for a three year term:

Director	For	Withheld
Joseph F. Alibrandi	19,203,082	177,858

2.               Proposal No. 2 To ratify the selection of the accounting firm of Ernst & Young LLP to service as our independent registered public accounting firm for the fiscal year ending April 30, 2009.

For	Against	Abstain
19,089,435	273,678	17,827

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 4, 2008		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer
(Principal Financial and Accounting Officer)