Form 10-Q
period 2009-01-31
AeroVironment Inc
filed 2009-03-10
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2009

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

As of February 25, 2009, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,328,387.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 31, 2009	April 30, 2008
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,938	$105,064
Short-term investments	21,514	13,375
Accounts receivable, net of allowance for doubtful accounts of $395 at January 31, 2009 and $220 at April 30, 2008	30,078	29,788
Unbilled receivables and retentions	23,104	20,590
Inventories, net	20,379	15,923
Income tax receivable	3,043	—
Deferred income taxes	3,064	2,810
Prepaid expenses and other current assets	1,014	2,014
Total current assets	204,134	189,564
Long-term investments	7,136	—
Property and equipment, net	15,587	10,308
Deferred income taxes	3,150	2,785
Other assets	102	122
Total assets	$230,109	$202,779
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,728	$14,080
Wages and related accruals	8,404	10,428
Income taxes payable	—	3,804
Other current liabilities	4,040	3,786
Total current liabilities	28,172	32,098
Deferred rent	1,386	941
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,295,073 at January 31, 2009 and 20,614,044 at April 30, 2008	2	2
Additional paid-in capital	109,074	96,123
Accumulated other comprehensive loss	(549)	—
Retained earnings	92,024	73,615
Total stockholders’ equity	200,551	169,740
Total liabilities and stockholders’ equity	$230,109	$202,779

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008

Revenue:
Product sales	$30,160	$19,947	$92,746	$83,673
Contract services	22,065	28,588	78,871	67,767
	52,225	48,535	171,617	151,440
Cost of sales:
Product sales	18,682	9,585	55,485	48,487
Contract services	16,866	19,117	53,885	47,356
	35,548	28,702	109,370	95,843
Gross margin	16,677	19,833	62,247	55,597
Selling, general and administrative	7,950	8,216	23,900	24,515
Research and development	4,625	3,664	14,781	11,766
Income from operations	4,102	7,953	23,566	19,316
Other income:
Interest income	197	1,011	1,107	3,133
Income before income taxes	4,299	8,964	24,673	22,449
(Benefit) provision for income taxes	(242)	2,999	6,264	7,476
Net income	$4,541	$5,965	$18,409	$14,973
Earnings per share data:
Basic	$0.21	$0.30	$0.88	$0.77
Diluted	$0.21	$0.28	$0.84	$0.70
Weighted average shares outstanding:
Basic	21,147,902	20,141,903	20,937,284	19,568,819
Diluted	22,030,603	21,517,117	21,940,482	21,320,241

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 31, 2009	January 26, 2008
Operating activities
Net income	$18,409	$14,973
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	3,622	2,612
Provision for doubtful accounts	175	(37)
Deferred income taxes	(254)	(113)
Stock-based compensation	637	330
Tax benefit from exercise of stock options	11,335	10,871
Gain on sale of property and equipment	(5)	—
Changes in operating assets and liabilities:
Accounts receivable	(465)	(17,735)
Unbilled receivables and retentions	(2,514)	8,076
Inventories	(4,456)	(2,955)
Income tax receivable	(3,043)	(2,623)
Other assets	1,020	(115)
Accounts payable	1,648	(3,382)
Other liabilities	(5,129)	(3,075)
Net cash and cash equivalents provided by operating activities	20,980	6,827
Investing activities
Acquisitions of property and equipment	(8,905)	(6,639)
Proceeds from sale of property and equipment	9	—
Net (purchases) sales of investments	(16,189)	57,545
Net cash and cash equivalents (used in) provided by investing activities	(25,085)	50,906
Financing activities
Transfers to restricted cash	—	(17)
Exercise of stock options	979	929
Net cash and cash equivalents provided by financing activities	979	912
Net (decrease) increase in cash and cash equivalents	(3,126)	58,645
Cash and cash equivalents at beginning of period	105,064	20,920
Cash and cash equivalents at end of period	$101,938	$79,565

Supplemental disclosure:

Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $365	$(549)	$—

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production and support of unmanned aircraft systems and efficient energy systems for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 31, 2009 are not necessarily indicative of the results for the full year ending April 30, 2009. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2008, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Segments

The Company’s products are sold and divided among two reportable segments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise from which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities, and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

Effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the change in the management and organizational structure that was implemented on May 1, 2008.  The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments.   PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems.  As required by SFAS No. 131, the Company has restated its historical segment information for the three and nine months ended January 26, 2008, to be consistent with the current reportable segment structure.  The consolidation of the two segments had no effect on the Company’s financial position, results of operations or cash flows for the periods presented.

Investments

The Company's investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as held-to-maturity and available-for-sale and reported at amortized cost and fair value, respectively.   As of January 31, 2009, the Company's short-term investments consisted primarily of U.S. treasury bills and are reported at amortized cost.  The long-term investments consist entirely of auction rate securities and are reported at fair value.

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

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding unvested restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options and unvested restricted stock.

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,147,902	20,141,903	20,937,284	19,568,819
Dilutive effect of employee stock options and unvested restricted stock	882,701	1,375,214	1,003,198	1,751,422
Denominator for diluted earnings per share	22,030,603	21,517,117	21,940,482	21,320,241

During the three and nine months ended January 31, 2009 and January 26, 2008 certain options and unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and unvested restricted stock which met this anti-dilutive criterion was approximately 11,000 and 19,000 for the three and nine months ended January 31, 2009, respectively.  The number of options which met this anti-dilutive criterion was approximately 76,000 and 194,000 for the three and nine months ended January 26, 2008, respectively.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”).  SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on May 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations (“SFAS No. 141R”), which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity’s first fiscal year beginning after December 15, 2008, which is the year beginning May 1, 2009 for the Company. Adoption is prospective and early adoption is not permitted. The Company will apply SFAS No. 141R to any acquisitions occurring after May 1, 2009.

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

2. Inventories, net

Inventories consist of the following (in thousands):

	January 31, 2009	April 30, 2008
Raw materials	$8,518	$6,855
Work in process	6,154	4,958
Finished goods	6,889	5,651
Inventories, gross	21,561	17,464
Reserve for inventory obsolescence	(1,182)	(1,541)
Inventories, net	$20,379	$15,923

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3. Fair Value Measurements

As discussed in Note 1, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP FAS 157-2, on May 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

•	Level 1 — Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.
•

Level 2 — Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at January 31, 2009, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$101,938	$—	$—	$101,938
Auction rate securities	—	—	7,136	7,136
Total	$101,938	$—	$7,136	$109,074

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of January 31, 2009.  Therefore, the Company has classified its auction rate securities as level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2008	$13,375
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(914)
Purchases, issuances and settlements, net	(5,325)
Balance at January 31, 2009	$7,136
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 31, 2009	$—

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $8.0 million.  In prior periods, the Company classified its auction rate securities as current assets. However, due to financial market conditions, these investments have been reclassified as long-term investments as of November 1, 2008. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other than temporary impairment.

4. Other Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008

Net income	$4,541	$5,965	$18,409	$14,973
Other comprehensive loss, net of tax:
Unrealized loss on long-term investments	(549)	—	(549)	—
Comprehensive income	$3,992	$5,965	$17,860	$14,973

5. Warranty Reserves

The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 31, 2009 and January 26, 2008 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008
Beginning balance	$399	$382	$344	$263
Warranty expense	295	123	772	594
Warranty costs incurred	(194)	(218)	(616)	(570)
Ending balance	$500	$287	$500	$287

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Stock-Based Compensation

For the three and nine months ended January 31, 2009 the Company recorded stock-based compensation of approximately $233,000 and $637,000, respectively. For the three and nine months ended January 26, 2008, the Company recorded stock-based compensation of approximately $145,000 and $330,000, respectively.

The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the three and nine months ended January 31, 2009 and January 26, 2008:

	Three Months Ended		Nine Months Ended
	January 31, 2009	January 26, 2008	January 31, 2009	January 26, 2008
Expected term (in years)	—	6.5	6.5	6.5
Expected volatility	—	18.81%	18.43%	19.52%
Risk-free interest rate	—	3.55%	3.58%	4.67%
Expected dividend	—	—	—	—
Weighted average fair value at grant date	$—	$7.01	$9.33	$7.55

There were no options granted during the three months ended January 31, 2009.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Information related to the Company’s stock option plans at January 31, 2009 and for the three and nine months then ended is as follows:

	2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at April 30, 2008	379,310	$21.86	1,077,477	$2.20	626,895	$0.49
Options granted	55,000	32.19	—	—	—	—
Options exercised	(3,000)	20.75	(214,796)	0.79	(48,416)	0.52
Options canceled	(10,000)	24.09	(11,965)	6.20	—	—
Outstanding at August 2, 2008	421,310	$23.17	850,716	$2.50	578,479	$0.49
Options granted	—	—	—	—	—	—
Options exercised	(4,900)	20.36	(111,202)	1.64	(62,864)	0.47
Options canceled	(12,000)	20.75	(1,408)	0.78	—	—
Outstanding at November 1, 2008	404,410	$23.27	738,106	$2.63	515,615	$0.49
Options granted	—	—	—	—	—	—
Options exercised	(12,200)	21.90	(81,610)	1.17	(95,041)	0.53
Options canceled	—	—	—	—	—	—
Outstanding at January 31, 2009	392,210	$23.31	656,496	$2.81	420,574	$0.49
Options exercisable at January 31, 2009	50,362	$21.96	385,883	$2.03	420,574	$0.49

Information related to the Company’s restricted stock awards at January 31, 2009 and for the three and nine months then ended is as follows:

	2006 Plan
	Shares	Weighted Average Grant Date Fair Value

Unvested stock at April 30, 2008	—	$—
Stock granted	44,000	32.52
Stock vested	—	—
Stock canceled	—	—
Unvested stock at August 2, 2008	44,000	$32.52
Stock granted	—	—
Stock vested	—	—
Stock canceled	(1,000)	32.52
Unvested stock at November 1, 2008	43,000	$32.52
Stock granted	4,000	30.88
Stock vested	—	—
Stock canceled	—	—
Unvested stock at January 31, 2009	47,000	$32.38

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

7. Customer Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $16,844,000 and $45,917,000 for the three and nine months ended January 31, 2009, respectively.  Revenue from customer-funded R&D was approximately $6,892,000 and $16,995,000 for the three and nine months ended January 26, 2008, respectively.

8. Income Taxes

For the three and nine months ended January 31, 2009, the Company recorded provisions for income taxes of ($242,000) and $6,264,000, respectively, yielding an effective tax rate of (5.6%) and 25.4%, respectively. The variance from statutory rates is primarily due to R&D tax credits related to fiscal 2009 and the recognition of previously unrecognized tax benefits of $1,277,000 related to R&D tax credits earned in prior fiscal years.  The unrecognized tax benefits of $1,277,000 were recorded in the current quarter due to the expiration of the applicable statute of limitations, in January of 2009, for the audit period for the tax return containing the unrecognized tax benefits.

9. Segment Data

The Company’s product segments are as follows:

•	Unmanned Aircraft Systems (“UAS”) — The UAS segment consists primarily of the design, development, production and support of unmanned aircraft systems solutions.

•	Efficient Energy Systems (“EES”) — The EES segment consists primarily of the design, development, production and support of system solutions for the clean transportation and clean energy markets.

As discussed in Note 1, effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the current management and organizational structure that occurred on May 1, 2008.  The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments.  PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems.  As required by SFAS No. 131, the Company has restated its historical segment information for the three and nine months ended January 26, 2008, to be consistent with the current reportable segment structure.  The consolidation of the two segments had no effect on the Company’s financial position, results of operations or cash flows for the periods presented.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 26,	January 31,	January 26,
	2009	2008	2009	2008
		(Restated)		(Restated)
Revenue:
UAS	$43,394	$42,162	$145,926	$130,639
EES	8,831	6,373	25,691	20,801
Total	52,225	48,535	171,617	151,440
Gross margin:
UAS	13,461	17,489	50,050	48,490
EES	3,216	2,344	12,197	7,107
Total	16,677	19,833	62,247	55,597
Selling, general and administrative	7,950	8,216	23,900	24,515
Research and development	4,625	3,664	14,781	11,766
Income from operations	4,102	7,953	23,566	19,316
Interest income	197	1,011	1,107	3,133
Income before income taxes	$4,299	$8,964	$24,673	$22,449

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part II, Item 1A, “Risk Factors.”

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 31, 2009 Compared to Three Months Ended January 26, 2008

	Three Months Ended
	January 31,	January 26,
	2009	2008
		(Restated)
Revenue:
UAS	$43,394	$42,162
EES	8,831	6,373
Total	52,225	48,535
Gross margin:
UAS	13,461	17,489
EES	3,216	2,344
Total	16,677	19,833
Selling, general and administrative	7,950	8,216
Research and development	4,625	3,664
Income from operations	4,102	7,953
Interest income	197	1,011
Income before income taxes	$4,299	$8,964

Revenue. Revenue for the three months ended January 31, 2009 was $52.2 million, as compared to $48.5 million for the three months ended January 26, 2008, representing an increase of $3.7 million, or 8%.  UAS revenue increased $1.2 million, or 3%, to $43.4 million for the three months ended January 31, 2009, primarily due to increased UAS customer-funded R&D work of $10.0 million and product deliveries of $7.8 million, partially offset by lower service revenue of $16.5 million. The increase in UAS customer-funded R&D work and product deliveries was primarily due to increased activity on the Global Observer contract and product deliveries to international customers, respectively.  The decrease in service revenue was primarily due to higher revenue in the prior year for the retrofit of Raven A systems to Raven B systems, which did not occur in the current quarter.  EES revenue increased by $2.5 million, or 39%, to $8.8 million for the three months ended January 31, 2009.  The increase in EES revenue was primarily due to increased deliveries of Electric Vehicle (“EV”) test systems.

Cost of Sales. Cost of sales for the three months ended January 31, 2009 was $35.5 million, as compared to $28.7 million for the three months ended January 26, 2008, representing an increase of $6.8 million, or 24%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $5.2 million and EES cost of sales of $1.6 million.

Gross Margin. Gross margin for the three months ended January 31, 2009 was $16.7 million, as compared to $19.8 million for the three months ended January 26, 2008, representing a decrease of $3.1 million, or 16%. UAS gross margin decreased $4.0 million, or 23%, to $13.5 million for the three months ended January 31, 2009. As a percentage of revenue, gross margin for UAS decreased from 41% to 31% largely due to lower revenue on cost-type government contracts due to reduced indirect rate application; and higher program costs. EES gross margin increased $0.9 million, or 37%, to $3.2 million for the three months ended January 31, 2009.  As a percentage of revenue, EES gross margin decreased from 37% to 36%.

Selling, General and Administrative.  SG&A expense for the three months ended January 31, 2009 was $7.9 million, or 15% of revenue, compared to SG&A expense of $8.2 million, or 17% of revenue, for the three months ended January 26, 2008.  SG&A expense decreased $0.3 million primarily due to lower selling costs.

Research and Development. R&D expense for the three months ended January 31, 2009 was $4.6 million, or 9% of revenue, which was higher than R&D expense of $3.7 million, or 8% of revenue, for the three months ended January 26, 2008.  R&D expense increased $0.9 million largely due to increased investment in various development initiatives for UAS.

Income Tax Expense. Our effective income tax rate was (5.6%) for the three months ended January 31, 2009, as compared to 33.5% for the three months ended January 26, 2008. The decrease was primarily due to the recognition of previously unrecognized tax benefits of $1.3 million related to R&D tax credits earned in prior fiscal years.  The unrecognized tax benefits of $1.3 million were recorded in the current quarter due to the expiration of the applicable statute of limitations, in January of 2009, for the audit period for the tax return containing the unrecognized tax benefits.

Nine Months Ended January 31, 2009 Compared to Nine Months Ended January 26, 2008

	Nine Months Ended
	January 31,	January 26,
	2009	2008
		(Restated)
Revenue:
UAS	$145,926	$130,639
EES	25,691	20,801
Total	171,617	151,440
Gross margin:
UAS	50,050	48,490
EES	12,197	7,107
Total	62,247	55,597
Selling, general and administrative	23,900	24,515
Research and development	14,781	11,766
Income from operations	23,566	19,316
Interest income	1,107	3,133
Income before income taxes	$24,673	$22,449

Revenue. Revenue for the nine months ended January 31, 2009 was $171.6 million, as compared to $151.4 million for the nine months ended January 26, 2008, representing an increase of $20.2 million, or 13%.  UAS revenue increased $15.3 million, or 12%, to $145.9 million for the nine months ended January 31, 2009, primarily due to increased UAS customer-funded R&D of $28.7 million and higher product deliveries of $5.0 million, partially offset by lower service revenue of $18.5 million. The increase in UAS customer-funded R&D was primarily due to increased activity on the Global Observer contract.  The decrease in service revenue was primarily due to higher revenue in the prior year for the retrofit of Raven A systems to Raven B systems, which did not occur in the current nine months.  EES revenue increased by $4.9 million, or 24%, to $25.7 million for the nine months ended January 31, 2009.  The increase in EES revenue was primarily due to increased deliveries of EV test systems.

Cost of Sales. Cost of sales for the nine months ended January 31, 2009 was $109.4 million, as compared to $95.8 million for the nine months ended January 26, 2008, representing an increase of $13.6 million, or 14%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $13.8 million partially offset by lower EES cost of sales of $0.2 million.

Gross Margin. Gross margin for the nine months ended January 31, 2009 was $62.2 million, as compared to $55.6 million for the nine months ended January 26, 2008, representing an increase of $6.6 million, or 12%. UAS gross margin increased $1.6 million, or 3%, to $50.1 million for the nine months ended January 31, 2009. As a percentage of revenue, gross margin for UAS decreased from 37% to 34% primarily due to higher program costs.  EES gross margin increased $5.1 million, or 72% to $12.2 million for the nine months ended January 31, 2009.  As a percentage of revenue, EES gross margin increased from 34% to 47%, primarily due to operating improvements and changes in product mix.

Selling, General and Administrative.  SG&A expense for the nine months ended January 31, 2009 was $23.9 million, or 14% of revenue, compared to SG&A expense of $24.5 million, or 16% of revenue, for the nine months ended January 26, 2008.  SG&A expense decreased $0.6 million primarily due to lower bid and proposal costs.

Research and Development. R&D expense for the nine months ended January 31, 2009 was $14.8 million, or 9% of revenue, which was higher than R&D expense of $11.8 million, or 8% of revenue, for the nine months ended January 26, 2008.  R&D expense increased $3.0 million primarily due to increased investment in various development initiatives for UAS.

Income Tax Expense. Our effective income tax rate was 25.4% for the nine months ended January 31, 2009, as compared to 33.3% for the nine months ended January 26, 2008. This decrease was caused primarily by the renewal of the federal R&D tax credit, which had expired in December 2007 and recognition of previously unrecognized tax benefits of $1.3 million related to R&D tax credits earned in prior fiscal years.  The renewal of the R&D tax credit allowed us to recapture the unused portion of the credit from January 1, 2008 through April 30, 2008.  The unrecognized tax benefits of $1.3 million were recorded due to the expiration of the applicable statute of limitations, in January of 2009, for the audit period for the tax return containing the unrecognized tax benefits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 31, 2009 and April 30, 2008, our funded backlog was approximately $139.0 million and $82.0 million, respectively.  Funded backlog as of January 31, 2009 includes a $39.0 million order for Raven systems that was executed on January 30, 2009 with a stated effective date of February 1, 2009.

In addition to our funded backlog, we also had unfunded backlog of $513.1 million and $384.3 million as of January 31, 2009 and April 30, 2008, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Unfunded backlog does not include the value of options to purchase additional aircraft included in our Global Observer contract. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies continuing into 2009.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to business and consumers.  These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 31, 2009 and January 26, 2008 (in thousands):

	Nine Months Ended
	January 31, 2009	January 26, 2008
	(Unaudited)
Net cash provided by operating activities	$20,980	$6,827
Net cash (used in) provided by investing activities	$(25,085)	$50,906
Net cash provided by financing activities	$979	$912

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 31, 2009 increased by $14.2 million to $21.0 million, compared to net cash provided by operating activities of $6.8 million for the nine months ended January 26, 2008. This increase in net cash provided by operating activities was primarily due to lower working capital needs of $8.9 million, higher income of $3.4 million, and higher depreciation of $1.0 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $76.0 million to $25.1 million for the nine months ended January 31, 2009, compared to net cash provided by investing activities of $50.9 million for the nine months ended January 26, 2008. The increase in net cash used in investing activities was primarily due to increase in net purchases of investments of $73.7 million and higher capital expenditures of $2.3 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $0.1 million to $1.0 million for the nine months ended January 31, 2009, compared to $0.9 million for the nine months ended January 26, 2008.  During the nine months ended January 31, 2009, we received proceeds from stock option exercises of $1.0 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2008, and our quarterly reports on Form 10-Q for the three month periods ended August 2, 2008 and November 1, 2008, other than with respect to the risk factor set forth below in this Item 1A entitled “Our investment portfolio includes investments in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings,” which has been revised to reflect our current holdings of auction rate securities.  Please refer to that section of our Annual Report on Form 10-K for disclosures regarding the risks and uncertainties related to our business.

Our investment portfolio includes investments in auction rate securities. Failures in the auctions for these securities affect our liquidity, while deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

As of January 31, 2009, our $7.1 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 10 to 26 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

In 2008 and 2009, we experienced several failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of February 25, 2009, including the securities involved in failed auctions, we held approximately $7.1 million of these auction rate securities, all of which carry investment grade ratings. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 26 years) to realize our investments’ purchase price of $8.0 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

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

Date: March 10, 2009		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer
(Principal Financial and Accounting Officer)