Form 10-K
period 2009-04-30
AeroVironment Inc
filed 2009-06-24
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2009
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on November 1, 2008 was approximately $592.4 million.

         As of June 12, 2009, the issuer had 21,470,481 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2009, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.
INDEX TO FORM 10-K

PART I

Forward-Looking Statements

        This Annual Report on Form 10-K, or Annual Report, contains forward- looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms such as "may," "will," "should," "could," "targets," "projects," "predicts," "contemplates," "anticipates," "believes," "estimates," "expects," "intends," "plans" and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

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

Item 1.    Business.

Overview

        We design, develop, produce and support a technologically-advanced portfolio of unmanned aircraft systems, or UAS, that we supply primarily to organizations within the U.S. Department of Defense, or DoD, charging systems for electric industrial vehicle batteries and electric vehicle test systems devices that we supply to commercial and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline, some of which we receive customer funding to develop, others we fund ourselves, will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. Our core technological capabilities, developed through nearly 40 years of innovation, include lightweight aerostructures, electric propulsion systems, efficient electric energy generation and storage systems, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

        Prior to May 1, 2008, our operating segments were UAS, PosiCharge Systems and Energy Technology Center. Effective May 1, 2008, we consolidated the operations of two of our business segments to reflect the change in the management and organizational structure that occurred on May 1, 2008. The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments. PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems. As required by Statement of Financial Accounting Standards ("SFAS") No. 131, we have restated the historical segment information for the fiscal years ended April 30, 2008 and 2007, to be consistent with the current reportable segment structure.

        Our Unmanned Aircraft Systems business segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems business segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for clean transportation and clean energy solutions.

Our Strategy

        We intend to grow our business by maintaining leadership in the markets for UAS, electric vehicle charging systems and electric vehicle test systems and by creating new products that enable us to enter and lead new markets. Key components of this strategy include the following:

        Expand our current solutions to existing and new customers.    Our small UAS, electric vehicle charging systems and electric vehicle test systems are leading solutions in their respective North American markets. We intend to increase the penetration of our small UAS products within the U.S. military, the military forces of allied nations and non-military U.S. customers. We believe that the increased use of our small UAS in the U.S. military will be a catalyst for increased demand by allied countries, and that our efforts to pursue new applications will help to create non-military opportunities. We similarly intend to increase the penetration of our electric vehicle charging systems and electric vehicle test systems into existing and new customers in North America and globally.

        Deliver innovative new solutions.    Innovation is the primary driver of our growth. We plan to continue research and development efforts to develop better, more capable products and services, both in response to and in anticipation of customer needs. We believe that by continuing to invest in research and development, we will continue to deliver innovative, new products that address market needs within and outside of our current target markets, enabling us to create new opportunities for growth.

        Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel.    We have created a corporate culture that encourages innovation and an entrepreneurial spirit, which helps to attract and retain highly-skilled professionals. We intend to nurture this culture to encourage the development of the innovative, highly technical solutions that give us our competitive advantage. A core component of our culture is the demonstration of trust and integrity in all of our interactions, contributing to a positive work environment and engendering loyalty among our customers.

        Preserve our agility and flexibility.    We are able to respond rapidly to evolving markets and deliver new products and system capabilities quickly, efficiently and affordably. We believe that this ability helps us to strengthen our relationships with customers. We intend to maintain our agility and flexibility, which we believe to be important sources of differentiation when we compete against competitors with more extensive resources.

Our Customers

        We sell the majority of our small UAS to organizations within the DoD. Our Efficient Energy Systems business segment generates revenue from commercial and, to a lesser extent, government customers.

        During our fiscal year ended April 30, 2009, approximately 43% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other services of the U.S. Military. Other U.S. government agencies and government subcontractors accounted for 38% of our sales revenue, while purchases by foreign and commercial customers accounted for the remaining 19% of sales revenue during our fiscal year ended April 30, 2009.

Industry Background

  Small UAS

        The market for our small UAS has grown significantly over the last several years due to the U.S. military's post-Cold War transformation and the demands associated with the current global threat environment. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved observation and targeting of combat enemies who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Warrior and Reaper, to small systems, such as our Raven and Wasp, are an integral part of this transforming military force because they provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Our small UAS can provide real-time observation and communication capabilities to the small units who directly control them. As we explore opportunities to develop new markets for our small UAS, such as border surveillance, law enforcement and petrochemical industry infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications once rules are established for their safe and effective operation in the national airspace.

  Stratospheric Persistent UAS

        We believe a market opportunity exists for UAS that can fly for multiple days to perform continuous remote sensing and communications relay missions in an affordable manner. The emergence of distributed military threats in geographic areas with limited communications infrastructure has prompted U.S. military forces to deploy solutions to manage the increasing volume of data generated by their operations in those areas. Existing solutions such as communications satellites, manned aircraft and unmanned aircraft address some of this emerging demand for bandwidth, but do so at relatively high financial and resource costs. Additionally, given the embedded nature of military adversaries who operate in population centers, rural areas and remote locations, the ability to observe areas of interest on a continuous basis with high resolution sensors remains a critical, largely unmet need. Geosynchronous satellites provide fixed, continuous communications relay capabilities to much of the globe, but they operate nearly 25,000 miles from the surface of the earth, therefore limiting bandwidth and requiring relatively larger, higher power ground stations. Observation satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in limited coverage over areas of interest, and significant periods of time during which they do not cover those areas. An unmanned aircraft that is capable of operating for extended periods over an area of interest while carrying a communications relay or observation payload in an affordable manner could help to address this need.

  Electric Vehicle Charging Systems

        Electric and hybrid electric vehicles require on-board battery packs to provide the energy that powers their operation. These battery packs range in size, weight and energy content. As drivers operate electric vehicles, their battery packs discharge energy similar to the way an internal combustion vehicle consumes gasoline as it is driven. In order to continue operating, the driver of an electric vehicle must either replace the depleted battery pack with a fully charged pack or recharge the pack in situ. Because of the differences in battery size and composition, as well as the operational requirements associated with each vehicle, there exist a variety of charging systems designed to support the operation of these vehicles. These charging systems range from relatively slow chargers that require up to eight hours to completely recharge a battery pack, to extremely fast chargers that can do so in a very short amount of time.

        In industrial applications, fast charge technology, which charges a battery with a high electrical current while the battery remains in the vehicle, eliminates the need for frequent battery changing and a dedicated battery room. This approach increases productivity, reduces operating costs and improves facility safety. The earliest adopters of fast charge technology include the automotive and air transportation industries. Large food and retail industry customers are now also utilizing fast charge technology.

        Electric industrial vehicles are powered by large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi-shift fleet operations, traditional charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave the work area when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver or dedicated battery attendant must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in thousands of facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and negatively affect the battery's life.

  Electric Vehicle Test Systems

        Developers of battery electric and hybrid electric vehicles typically conduct a variety of tests on the electric propulsion and storage systems that form the core of their vehicles. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and include long term testing to simulate the rigors of real-world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Global interest in alternative energy transportation solutions, including battery electric and hybrid electric vehicles, has increased and has served as a driver of increased demand for electric vehicle and component test systems. This demand spans commercial, government, military and university research and development labs as more funding and attention is focused on clean transportation.

Our Solutions

  UAS Products

        Our small UAS, including Raven, Wasp, and Puma AE, are designed to provide valuable Intelligence, Surveillance and Reconnaissance, or ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual warfighter, thereby increasing flexibility in mission planning and execution. Our small unmanned aircraft wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors, enabling the operator to view and capture images, during the day or at night, on a hand-held ground control unit. All of our ground control units allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and also provide for manual flight operation. These ground control units are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, graphical user interface. All of our production small unmanned aircraft operate from our common ground control unit.

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

        In military applications, our systems enable tactical leaders to observe the next corner, intersection or ridgeline in real-time. This information facilitates faster, safer movement through urban and mountainous environments and can enable troops to be proactive based on field intelligence rather than being forced to react to an attack. Moreover, by providing this information, our small UAS reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for force protection, combat enemy observation and damage assessment missions. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet due to our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for warfighters to deploy these assets directly.

        Our small UAS also include spare equipment, alternative payload modules, batteries, chargers, repairs and customer support. We provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products. We currently maintain a forward operating depot in Iraq to support the large fleet of our small UAS deployed there. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

        The U.S. Army projects its total demand for our Raven small UAS at approximately 2,182 new systems, of which we had delivered approximately 57% as of April 30, 2009. For the fiscal years ended April 30, 2009, 2008 and 2007, sales of our UAS products and services accounted for 85%, 86% and 84%, respectively, of our revenue.

        Each system in our small UAS portfolio typically includes three aircraft, our common and interoperable hand-held ground control unit and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Raven	4.5	4.2	Vertical autonomous landing capable	Electro-optical or infrared	6.0	90
Wasp III	2.4	1.0	Horizontal autonomous landing capable	Electro-optical and infrared	5.0	45
Puma AE	9.2	13	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom electro-optical and infrared	6.0	120

(1)
Represents minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications.

        The ground control system, or GCS, is the primary interface between the operator and the aircraft, and allows the operator to control the direction, speed and altitude of the aircraft as well as view the visual information generated by the aircraft through real-time, streaming video. Our single GCS interfaces with each of our air vehicles, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of GCS are also in our customers' hands.

        In January 2009, we received the initial production order for the introduction of our digital data link, DDL, to replace the analog data link used by all of our small UAS. The result of a successful development program, digital data link will enhance the capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our digital data link will offer many more channels as compared to our analog link, increasing the number of air vehicles that can be operated in a given area. Additionally, our digital data link will enable each air vehicle to operate as an IP, or Internet-Protocol, addressable hub capable of routing and relaying data to and from multiple other nodes on this ad hoc network. This capability will enable beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

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

  Efficient Energy Systems Products

        Our Efficient Energy Systems business segment produces industrial productivity and clean transportation solutions for commercial and government customers, develops new potential clean transportation and clean energy solutions, and performs contract engineering services. These solutions consist of PosiCharge electric vehicle charging systems for industrial electric material handling fleets, and electric vehicle test systems for developers of hybrid and electric vehicles as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2009, 2008 and 2007, Efficient Energy Systems sales accounted for 15%, 14% and 16%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and electric vehicle test systems continue to develop and that continued diversification of our customer base will support increased penetration into target markets.

  PosiCharge Electric Vehicle Charging Systems

        Developed from our work on electric and hybrid electric vehicles and advanced battery systems in the 1990s, PosiCharge electric vehicle charging systems quickly and safely recharge industrial vehicle batteries while the batteries remain in the vehicle during regularly scheduled breaks and other times when the vehicle is not in use, thereby maintaining a sufficient level of energy throughout the workday. By eliminating battery changing, PosiCharge systems improve supply chain productivity by returning time to the vehicle operator to complete more work. Furthermore, because of their advanced efficient energy capabilities, PosiCharge systems can reduce the amount of electricity required to support electric industrial vehicles by several hundred dollars per year per vehicle as compared to conventional battery chargers. Many customers who implement our fast charge systems in their facilities are able to re-purpose the battery changing room floor space for more productive activities and create a safer working environment, as drivers or battery attendants no longer need to exchange large, lead-acid batteries.

        Developed over years of advanced battery testing and usage, the proprietary battery charging algorithms built into PosiCharge systems, which are tailored to battery type, brand and size, maximize the rate at which energy is sent into the battery while minimizing heat generation and its damaging effects. We believe our work to develop these algorithms contributed to the major battery manufacturers offering battery warranties for fast charge, which provided a critical assurance to customers that fast charge systems would not harm their batteries. In combination with a weekly equalization charge that balances all the cells within the battery pack, our "intelligent" charging process enhances the performance of batteries and helps them to achieve improved operation. We believe that competitive fast charge and conventional charge systems, which lack our current and voltage regulating tailored charge algorithms and monitoring capabilities, may actually contribute to lower battery performance and lifespan, ultimately resulting in higher battery costs and degraded vehicle performance.

        Our complete line of electric vehicle charging products enables us to design customized system solutions for each facility based on its shift schedule, workload, truck type and battery type. By customizing the system to unique customer requirements, we can help to reduce the cost of implementing and operating fast charge systems while maximizing the benefit of PosiCharge systems to our customers. Our complete solution consists of system configuration, installation, training, asset management and performance monitoring. Moreover, while fast charge technology itself provides significant operational and financial benefits to our customers, we believe that our ability to integrate the system effectively into customer operations through installation services, asset management capabilities and post-sale support increases the value proposition. We believe that this "turnkey" approach to the fast charge market represents a potential source of competitive advantage.

        We project that PosiCharge system customers typically begin to realize cost savings when compared to battery changing within the first twelve months of operation. Operators of large fleets of electric industrial vehicles who use PosiCharge fast charge systems in multiple settings, including factories, distribution centers, cold storage facilities and airport tarmacs, include Ford Motor Company, SYSCO Corporation, Southwest Airlines and IKEA.

        Our PosiCharge systems and support products consist of the following:

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

        PosiCharge eSVS.    The eSVS opportunity charger line provides a total fleet solution with the intelligence necessary for true opportunity charging for low duty vehicles. Optimized for safety, run time and battery life, the fully automatic eSVS features equalization and anti-arcing safeguards and is best suited for low usage electric vehicles in single and light duty double shifts.

        Accessories.    In addition to charging systems, we offer a variety of accessories to help our customers integrate PosiCharge into their operations. Single point, automatic watering systems ensure that battery electrolyte is maintained at an optimal level and that watering occurs at the optimal time, thereby contributing to battery health and reducing labor costs associated with manual watering. Charge indicator lights provide fleet supervisors with color codes visible from a distance that indicate the status of the battery's charge. Battery-mounted fans for use with the heaviest-duty types of vehicles keep these batteries cool to improve battery performance. Cable management options and charger stands provide customers the flexibility to install PosiCharge in the best location.

  Electric Vehicle Test Systems

        We supply a line of electric vehicle test systems to research and development organizations that focus on developing electric propulsion systems, electric generation systems and electricity storage systems. Customers employ these electric load and sink systems to test batteries, electric motors and fuel cell systems.

        Our line of DC test systems has the flexibility to perform a variety of supplier load tests. With a full power range (+/-5kW to +/-250kW) of bi-directional DC equipment, our EV test systems can handle virtually any DC supply or load requirement—from lead acid to the latest Li-ion batteries to fuel cells with integrated power electronics. In addition, these systems can emulate any drive train component, enabling the testing of individual components or partial drive trains accurately and realistically, allowing true hardware-in-the-loop testing. We also offer flexible software control options - via the C language Remote Operation System or ROS, Windows-based languages such as LabVIEW or CAN.

  Contract Engineering Services

        We actively pursue internal and externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our Efficient Energy Systems business segment represent a strategic source of innovation for us. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business. Consequently, while these projects typically add to our operating margin, we are not seeking to grow this service offering at this time.

Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2009 and April 30, 2008, our funded backlog was approximately $114.8 million and $82.0 million, respectively. We expect that 90% of our funded backlog will be filled during our fiscal year ending April 30, 2010.

        In addition to our funded backlog, we had unfunded backlog of $510.6 million and $384.3 million as of April 30, 2009 and April 30, 2008, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

        Our primary areas of technological competence, UAS and efficient electric energy, represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following table highlights a number of our key technological capabilities:

UAS Technology	Efficient Electric Energy Technology
• Lightweight, low speed aerostructures and propeller design	• Battery management and testing
• Miniaturized avionics and micro/nano unmanned aircraft systems	• Power electronics and controls
• Image stabilization and target tracking	• Efficient drive systems and controls
• Unmanned autonomous control systems	• Fuel cell system integration and testing
• Payload integration	• High-density energy packaging
• Hydrogen propulsion systems and high-pressure-ratio turbochargers	• Electric power generation, storage and management
• Stratospheric flight operations	• Charging algorithms and thermal management
• Fluid dynamics	• On/off grid controls
• Miniature, low power wireless digital communications	• Controls integration
• System integration and optimization	• System integration and optimization

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

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of unmanned aircraft system and advanced energy technologies. As of April 30, 2009, we had 96 currently effective issued patents and approximately 75 patents pending. In many cases, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve the confidentiality of such intellectual property.

        The U.S. government has licenses to our patented technology that was specifically developed in performance of government contracts, and it may use or authorize others to use the inventions covered by such patents for government purposes.

        While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to our intellectual property would have a material adverse effect on our business taken as a whole.

  Research, Development and Commercialization Projects

        One important aspect of our technology research and development activity is the development and commercialization of innovative solutions that we believe can become new products and open opportunities for us to enter large new markets or accelerate the growth of our current products. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, these projects will be successfully commercialized, or the exact level of capital expenditures they could require, which could be substantial. In our fiscal year 2009, we began the transition of our Digital Data Link, a communications capability for our small UAS, from development to production with the receipt of an initial production order. Four development programs are described below.

        Global Observer is a high-altitude, long-endurance UAS under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. The continuation of years of research with both our own and U.S. government sponsored development funding, the configuration now being developed under a three-year joint capabilities technology demonstration program, or JCTD, with several agencies of the U.S. government is being designed to operate at up to 65,000 feet for up to a week between landings. We expect the efficiency and endurance (three to four times the longest flight time of existing fixed-wing aerial options) of this UAS to provide for dramatically lower operating and total life cycle costs for missions where persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a twelve-mile-high, redeployable satellite, providing a footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

        Switchblade.    We are developing a packaged, self-launching UAS that is designed to deliver different payloads in different sizes and configurations based on mission requirements. One example of this offering is a single-use, hand-held, small UAS with the ability to destroy a target with minimal collateral damage through the detonation of an onboard explosive upon impact. This system would be launched by a single individual and operated through the standard ground control unit used to control our other small unmanned air vehicles. This version of Switchblade is being designed to allow the operator to identify a threat using visual information transmitted from the aircraft to the ground control unit, lock-on to the target, and neutralize the target by triggering an autonomous terminal guidance phase which results in the aircraft's impact with the target and simultaneous detonation of the explosive payload. We believe that recent combat experience indicates that such a capability would be of great value and could significantly improve the ability to neutralize hostile elements, such as snipers, machine gunners and mortar launchers. Development of this system under customer funding has achieved desired milestones including demonstrating dynamic target tracking and real-time aircraft course correction and high precision, as well as launching from multiple platforms.

        Stealthy Perch and Persistent Stare UAS.    We are under contract to develop a small UAS capable of performing "hover/perch and stare" missions. The Stealthy, Persistent, Perch and Stare or SP2S UAS is based on our small Wasp UAS, a one-pound, 29-inch wingspan battery-powered air vehicle that is being procured and deployed by both the U.S. Air Force and the U.S. Marine Corps. The goal of the SP2S program is to develop the technology to enable an entirely new generation of perch-and-stare micro air vehicles capable of flying to difficult targets, landing on and securing to a "perch" position, conducting sustained, perch-and-stare surveillance missions, and then re-launching from its perch and returning to its home base.

        Passenger and Fleet Electric Vehicle Fast Charge Systems.    Based on over a decade of successful electric vehicle fast charging, and drawing experience gained in the development of the GM Impact, we are introducing a line of fast and conventional charging systems designed to enable the safe and reliable recharge of advanced electric vehicle battery packs. This line of systems supports the increased interest in and funding for practical, clean transportation solutions. We have delivered prototype units to customers and are focusing on system reliability and safety.

        For the fiscal years ended April 30, 2009, 2008 and 2007, our internal research and development spending amounted to 9%, 8% and 8%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 27%, 13% and 11%, respectively, of our revenue.

Sales and Marketing

        Our marketing strategy is to increase awareness of our brand among key target market segments and to associate AeroVironment with innovation, flexibility, agility and the ability to deliver reliable new technology solutions that improve operational effectiveness and efficiency. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have registered the trademarks AeroVironment® and PosiCharge® and have submitted several other applications for trademark registration, including for AV, Global Observer and Architectural Wind.

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

  PosiCharge Systems

        We primarily sell our PosiCharge electric vehicle charging systems through a dedicated, direct sales force whose members are located in close proximity to the customers they support. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. In addition to our direct customer sales, we also employ a regional sales team that coordinates distribution of PosiCharge fast charge systems through battery and lift truck dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge fast charge systems, we perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

  Electric Vehicle Test Systems

        We sell our electric vehicle test systems through a dedicated, direct sales force and through a network of international distributors and representatives who have access to the research and development organizations that procure and use these types of systems. Given the distances involved, we enable and rely on our international distributors to provide service in support of our customers.

  International Sales

        We are increasing our sales efforts abroad and have employees in country or have contracted with international sales representatives for our segments in a variety of foreign markets. Our international sales accounted for approximately 7% of our revenue for the fiscal year ended April 30, 2009.

Manufacturing and Operations

        We pursue a common lean and efficient production system strategy across our product lines, focusing on rapid prototyping, supply chain management, final assembly, and integration quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products and optimize our designs for manufacturing requirements, mission capabilities and customer specifications. Within this framework, we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We rapidly incorporate this input into the design to ensure maximum efficiency and quality in our products. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to full-rate production deliveries with high reliability, quality and yields.

        We outsource certain production activities, such as the fabrication of structures and the manufacture of subassemblies and payloads, to qualified suppliers with whom we have long-term relationships. This outsourcing enables us to focus on final assembly system integration, and test processes for our products, ensuring high levels of quality and reliability. We believe that our efficient supply chain is a significant strength of our manufacturing strategy. We have forged strong relationships with our key suppliers that we believe will allow us to continue to grow our manufacturing capabilities and execute our growth plans. We continue to expand upon our suppliers' expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See "Risk Factors—If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable then we may incur delays in manufacturing and delivery of our products, which could damage our business" for more information. All of our production system operations incorporate internal and external quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

  UAS Manufacturing and Operations

        We have successfully developed the manufacturing infrastructure to execute production of new small UAS products at low initial rates, high-volume, full-rate production, and initial low-rate production of our stratospheric persistent UAS, Global Observer. Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. By drawing upon experienced personnel across various manufacturing industries (aerospace, automotive, volume commodity) we have progressed in establishing our lean production system and levering our ISO certification, integrated supply chain strategy, document control systems, and process control methodologies into this new manufacturing effort for a high volume, efficient production system. Presently, our small UAS manufacturing is performed at our 85,000 square foot manufacturing facility established in 2005 in Simi Valley, California. This ISO 9001:2000 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2000 refers to a set of voluntary standards for quality management systems. These standards are established by the International Organization for Standardization, or ISO, to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

  Efficient Energy Systems Manufacturing and Operations

        We perform final assembly and testing of our PosiCharge fast charge systems and electric vehicle test systems at a 20,000 square foot, ISO 9001:2000 certified facility located in Monrovia, California. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing.

Competition

        We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

        The market for small UAS is evolving rapidly and subject to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that will continue to compete directly with our products. Some of these contractors have significantly more financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator, The Boeing Company's ScanEagle and Textron's Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future.

        The market for high altitude long endurance UAS is in its early stages of development. As a result, this category is not well defined and is characterized by multiple potential solutions. Existing contractors that claim to provide long endurance UAS include Northrop Grumman with its Global Hawk. Several large aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including the Boeing Company, Qinetiq, Aurora Flight Sciences and Lockheed Martin. Companies pursuing airships as a solution for this market include Lockheed Martin. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin, General Dynamics, EADS, Ball Aerospace and Orbital Sciences.

        The primary direct competitors to PosiCharge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and Ecotality. Some of the major industrial battery suppliers have aligned themselves with fast charge suppliers, creating a potentially more significant source of competition. In addition, our PosiCharge fast charge systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge fast charge systems reduces or eliminate the need for extra batteries.

        Direct competitors for our electric vehicle test systems include Bitrode Corporation and Digatron Firing Circuits.

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

        The contracts for our full-rate production UAS are funded either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven deliveries was provided through operational needs statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding will be allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Funding for these programs is approved annually. We are currently the sole provider and prime contractor under all of the programs of record established by the DoD for small UAS.

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

        Fixed-Price.    These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will not be able to perform at a cost below the fixed- price, except for costs incurred because of contract changes ordered by the customer. Upon the U.S. government's termination of a fixed-price contract, generally we would be entitled to payment for items delivered to and accepted by the U.S. government and, if the termination is at the U.S. government's convenience, for payment of fair compensation for work performed plus the costs of settling and paying claims by any terminated subcontractors, other settlement expenses and a reasonable allowance for profit on the costs incurred.

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

Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2009	2008	2007
Fixed-price contracts	59%	59%	65%
Cost reimbursable contracts	40%	40%	34%
Time-and-materials contracts	1%	1%	1%

Employees

        As of April 30, 2009, we had 658 full-time employees, of whom 259 were in research and development and engineering, 72 were in sales and marketing, 200 were in operations and 127 were general and administrative personnel. We believe that we have a good relationship with our employees.

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

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 82% of our revenue for the fiscal year ended April 30, 2009. The DoD, our principal U.S. government customer, accounted for approximately 78% of our revenue for the fiscal year ended April 30, 2009. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

  •
  changes in government programs that are related to our products and services;

  •
  adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

  •
  changes in political or public support for security and defense programs;

  •
  delays or changes in the government appropriations process;

  •
  uncertainties associated with the current global threat environment and other geo-political matters; and

  •
  delays in the payment of our invoices by government payment offices.

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

        The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. The primary direct competitors to our PosiCharge business are other fast charge suppliers, including Aker Wade Power Technologies LLC and PowerDesigners, LLC, as well as industrial battery manufacturers who distribute fast charge systems from these suppliers. The primary direct competitors to our electric vehicle test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for small UAS expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS and electric vehicle charging and testing systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we will not be able to achieve our anticipated level of growth.

        For the fiscal year ended April 30, 2009, UAS, and Electric Vehicle Charging and Test Systems, accounted for 85% and 15% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for electric vehicle charging and test systems is young and has not yet matured or diversified. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS and electric vehicle charging and test systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

        Even if UAS and electrical vehicle charging and test systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.

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

        In addition, certain raw materials and components used in the manufacture of our products are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Similarly, the market for electronic components is subject to cyclical reductions in supply. If we are unable to obtain components from third- party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to deliver our products on a timely or cost-effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all.

Any efforts to expand our product offerings beyond our current markets may not succeed, which could negatively impact our operating results.

        We have focused on selling our small UAS to the U.S. military and our electric vehicle fast charge and test systems to large industrial electric vehicle fleet operators primarily in North America and our electric vehicle test systems primarily to R&D facilities in North America. We plan, however, to seek to expand our UAS sales into other government and commercial markets and our electric vehicle fast charge and test systems sales into international markets. Efforts to expand our product offerings beyond the markets that we currently serve may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

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

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $21.8 million, or 9% of our revenue, in our fiscal year ended April 30, 2009 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

        In general, we perform our production work under fixed-price contracts and our repair and customer-funded research and development work under cost-plus-fee contracts. Under fixed-price contracts, we perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts have higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed- price contracts, we expect that our operating margin will suffer. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

        Fixed-price contracts represented approximately 59% of our revenue for the fiscal year ended April 30, 2009. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

        Our UAS rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions, and our electric vehicle fast charge and test systems often rely upon the application of intellectual property for which there may have been little or no prior commercial application. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

        The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for UAS in general. While our PosiCharge fast charge systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Although we maintain insurance policies, we cannot assure you that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.

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

        Our PosiCharge fast charge system products are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to volatility as it moves in response to cycles in the overall business environment and it is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.

Our fast charge business is dependent upon our relationships with battery dealers and other third parties with whom we do not have exclusive arrangements.

        To remain competitive in the market for fast charge systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery and industrial vehicle dealers for access to potential PosiCharge fast charge system customers. Currently, several of our fast charge system competitors are working with battery manufacturers to sell fast charge systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential PosiCharge fast charge systems customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

        Some of our services are performed in or adjacent to high-risk locations, such as Iraq and Kuwait, where the country or location is suffering from political, social or economic issues, or war or civil unrest. For example, during fiscal 2009, we have had up to ten employees operating in Iraq and/or Kuwait at any one time, both within and outside of U.S. government installations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

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

        As of April 30, 2009, our $7.2 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 10 to 25 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        In 2008 and 2009, we experienced several failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 12, 2009, including the securities involved in failed auctions, we held approximately $7.2 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by continued problems in the global credit markets, including but not limited to, U.S. subprime mortgage defaults, writedowns by major financial institutions due to deteriorating values of their assets portfolios, including leveraged loans, collateralized debt obligations, credit default swaps, and other credit-linked products. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 25 years) to realize our investments' purchase price of $8.0 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

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

        Negative Impact from Increased Financial Pressures on Key Suppliers:    Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our hardware components and various subsystems are available only from a limited group of suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of the financial crisis, then we may have to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

        Customers' Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business:    Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if the financial crisis results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

Our international business poses potentially greater risks than our domestic business.

        We derived approximately 7% of our revenue from international sales during the fiscal year ended April 30, 2009. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

        U.S. government agencies, primarily the DCAA and the DCMA, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, property, estimating, compensation and management information systems.

        Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. Audits for costs incurred on work performed after fiscal year 2005 have not yet been completed. In addition, non-audit reviews by the government may still be conducted on all of our government contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits may involve significant expense and divert management attention. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

        Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Therefore, an unfavorable outcome to an audit by the DCAA or another government agency, could materially adversely affect our competitive position, affect our ability to obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

Our management, whose interests may not be aligned with yours, is able to exert significant influence over all matters requiring stockholder approval.

        As of June 12, 2009, our directors, executive officers and their affiliates collectively beneficially owned 5,165,661 shares, or approximately 24%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        Not Applicable.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2010. We have several other leased facilities in Monrovia that house our Efficient Energy Systems business. These facilities have total square footage of approximately 71,000 square feet and leases that expire between the end of 2009 and 2010.

        Our principal UAS facilities are located in Simi Valley, California. As of April 30, 2009, we leased three facilities for our UAS segment that have total square footage of approximately 236,000 under leases that expire between 2012 and 2014. These three facilities are used for administration, research and development, logistics and manufacturing. In addition, we maintain a 21,000 square foot services facility in Huntsville, Alabama, the lease for which expires in 2014.

        We additionally have small leased offices in Florida and Virginia for training, business development and sales, and lease arrangements with several test flight fields in California. We believe that our current leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    Submission of Matters to a Vote of Securities Holders.

        No matters were submitted during the fourth quarter of our fiscal year ended April 30, 2009 to a vote of security holders through solicitation of proxies or otherwise.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        On January 23, 2007, our common stock was listed on the NASDAQ Global Market under the symbol "AVAV." Prior to January 23, 2007, there was no established trading market for our common stock. The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2007 through April 30, 2009. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2009		2008
	High	Low	High	Low
First Quarter	$32.98	$22.82	$23.43	$19.76
Second Quarter	$36.64	$25.08	$26.93	$17.97
Third Quarter	$40.50	$28.50	$26.52	$20.26
Fourth Quarter	$41.22	$18.50	$24.35	$18.44

        On June 12, 2009, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $27.28 per share. As of June 12, 2009, there were approximately 43 holders of record of our common stock.

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

        The following table shows the value of $100 invested on January 22, 2007 in AeroVironment Inc., the Russell 2000 Index, and the SPADES Index.

	Performance Graph Table ($)
	22-Jan-07	26-Jan-07	30-Apr-07	27-Jul-07	26-Oct-07	25-Jan-08	30-Apr-08	01-Aug-08	31-Oct-08	30-Jan-09	30-Apr-09
AeroVironment Stock	100	136	126	118	150	137	141	192	211	218	139
Russell 2000 Index	100	101	105	100	106	89	92	92	69	57	63
SPADES Index	100	101	108	116	128	108	112	100	76	73	72

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

Item 6.    Selected Consolidated Financial Data.

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

	Year Ended April 30,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$247,662	$215,746	$173,721	$139,357	$105,155
Net income	$24,245	$21,386	$20,718	$11,208	$14,570

Earnings per common share:
Basic	$1.15	$1.08	$1.39	$0.86	$1.15
Diluted	$1.11	$1.00	$1.22	$0.75	$1.05
Weighted average common shares outstanding (basic):	21,024	19,767	14,947	13,012	12,675
Weighted average common shares outstanding (diluted):	21,776	21,372	16,992	14,874	13,847
Balance Sheet Data
Total assets	$253,181	$205,211	$168,177	$64,950	$50,440
Long-term obligations	$7,117	$5,460	$541	$2,617	$1,500

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 20, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview

        We design, develop, produce and support a technologically-advanced portfolio of unmanned aircraft systems, or UAS, that we supply primarily to organizations within the U.S. Department of Defense, or DoD, charging systems for electric industrial vehicle batteries and test systems for electric vehicles and generation devices that we supply to commercial and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline, some of which we receive customer funding to develop, others we fund ourselves, will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. Our core technological capabilities, developed through nearly 40 years of innovation, include lightweight aerostructures, electric propulsion systems, efficient electric energy generation and storage systems, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

        Prior to May 1, 2008, our operating segments were UAS, PosiCharge Systems and Energy Technology Center. Effective May 1, 2008, we consolidated the operations of two of our business segments to reflect the change in the management and organizational structure that occurred on May 1, 2008. The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments. PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems. As required by SFAS No. 131, we have restated the historical segment information for the fiscal years ended April 30, 2008 and 2007, to be consistent with the current reportable segment structure.

        Our Unmanned Aircraft Systems business segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems business segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for clean transportation and clean energy solutions.

Revenue

        We generate our revenue primarily from the sale and support of our small UAS and electric vehicle fast charge and test systems solutions. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities collectively as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government, and most of our electric vehicle fast charge and test systems revenue from sales and service to commercial customers.

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

Results of Operations

        The following table sets forth certain historical consolidated income statement data expressed in dollars (in thousands) and as a percentage of revenue for the periods indicated. Certain amounts may not sum due to rounding.

	Fiscal Year Ended April 30,
	2009		2008		2007
Revenue	$247,662	100%	$215,746	100%	$173,721	100%
Cost of sales	159,065	64%	137,199	64%	105,239	61%

Gross margin	88,597	36%	78,547	36%	68,482	39%
Selling, general and administrative	34,246	14%	33,662	16%	24,041	14%
Research and development	21,798	9%	16,441	8%	13,940	8%

Income from operations	32,553	13%	28,444	13%	30,501	18%
Interest income	1,244	1%	3,796	2%	1,707	1%
Interest expense	—	0%	(1)	0%	(6)	0%

Income before income taxes	33,797	14%	32,239	15%	32,202	19%
Income tax expense	9,552	4%	10,853	5%	11,484	7%

Net income	$24,245	10%	$21,386	10%	$20,718	12%

        Prior to May 1, 2008, our operating segments were UAS, PosiCharge Systems and Energy Technology Center. As of May 1, 2008, the operations of our PosiCharge Systems and Energy Technology Center segments were consolidated to form the newly named Efficient Energy Systems segment. The accounting policies for each of our three prior segments and for each of our two current segments are the same. In addition, a significant portion of our research and development, selling, general and administrative, and general overhead resources were shared across our segments. As required by SFAS No. 131, we have restated the historical segment information for the fiscal years ended April 30, 2008 and 2007, to be consistent with the current reportable segment structure.

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Revenue:
UAS	$211,364	$186,615	$146,538
EES	36,298	29,131	27,183

Total	$247,662	$215,746	$173,721

Gross margin:
UAS	$70,968	$68,598	$57,591
EES	17,629	9,949	10,891

Total	$88,597	$78,547	$68,482

Fiscal Year Ended April 30, 2009 Compared to Fiscal Year Ended April 30, 2008

        Revenue.    Revenue for the fiscal year ended April 30, 2009 was $247.7 million, as compared to $215.7 million for the fiscal year ended April 30, 2008, representing an increase of $32.0 million, or 15%. UAS revenue increased $24.8 million, or 13%, to $211.4 million for the fiscal year ended April 30, 2009, primarily due to increased customer-funded R&D of $29.5 million and higher product deliveries of $7.6 million, partially offset by lower services revenue of $12.4 million. The increase in customer-funded R&D work and product deliveries was primarily due to increased activity on the Global Observer contract and higher small UAS product deliveries, respectively. Services revenue in the prior year was higher due to the retrofit of Raven A systems to Raven B systems during that period. EES revenue increased $7.2 million, or 25%, to $36.3 million for the fiscal year ended April 30, 2009, primarily due to higher product deliveries.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2009 was $159.1 million, as compared to $137.2 million for the fiscal year ended April 30, 2008, representing an increase of $21.9 million, or 16%. The increase in cost of sales was caused by higher UAS cost of sales of $22.4 million, offset by lower EES cost of sales of $0.5 million. The increase in UAS cost of sales was primarily due to an increase in customer-funded R&D and higher product deliveries, partially offset by lower services operations. The decrease in EES cost of sales was primarily due to lower sustaining engineering costs and lower manufacturing support costs.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2009 was $88.6 million, as compared to $78.5 million for the fiscal year ended April 30, 2008, representing an increase of $10.1 million, or 13%. As a percentage of revenue, gross margin remained the same at 36%. UAS gross margin increased $2.4 million, or 3%, to $71.0 million for the fiscal year ended April 30, 2009, primarily due to increased sales volume, partially offset by higher program costs. As a percentage of revenue, gross margin for UAS decreased from 37% to 34%. EES gross margin increased $7.7 million, or 77%, to $17.6 million for the fiscal year ended April 30, 2009, primarily due to increased sales volume, operational improvements and product mix. As a percentage of revenue, EES gross margin increased from 34% to 49%.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2009 was $34.2 million, or 14% of revenue, compared to SG&A expense of $33.7 million, or 16% of revenue, for the fiscal year ended April 30, 2008. SG&A expense increased primarily due to higher selling and marketing expenses.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2009 was $21.8 million, or 9% of revenue, compared to R&D expense of $16.4 million, or 8% of revenue, for the fiscal year ended April 30, 2008. R&D expense increased primarily due to increased investment in various development initiatives for UAS.

        Interest Income.    Interest income for the fiscal year ended April 30, 2009 was $1.2 million, as compared to interest income of $3.8 million for the fiscal year ended April 30, 2008, representing a decrease of $2.6 million. Interest income decreased primarily due to lower yields on investment grade securities.

        Income Tax Expense.    Our effective income tax rate was 28.3% for the fiscal year ended April 30, 2009, as compared to 33.7% for the fiscal year ended April 30, 2008. The decrease was caused primarily by higher R&D tax credits in the fiscal year ended April 30, 2009.

Fiscal Year Ended April 30, 2008 Compared to Fiscal Year Ended April 30, 2007

        Revenue.    Revenue for the fiscal year ended April 30, 2008 was $215.7 million, as compared to $173.7 million for the fiscal year ended April 30, 2007, representing an increase of $42.0 million, or 24%. UAS revenue increased $40.1 million, or 27%, to $186.6 million for the fiscal year ended April 30, 2008, primarily due to substantially higher UAS services, customer-funded research and development work, and product deliveries. The higher UAS service revenue was primarily due to additional services to refurbish, reconstitute, and repair delivered Raven units. The increase in customer-funded research and development work was primarily due to the increased activity associated with Global Observer. The increase in product sales resulted primarily from the increased sales of our Wasp products. EES revenue increased by $1.9 million, or 7% to $29.1 million for the fiscal year ended April 30, 2008, primarily due to higher installations of our PosiCharge fast charge systems products among automotive customers and Architectural Wind early adopter system sales.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2008 was $137.2 million, as compared to $105.2 million for the fiscal year ended April 30, 2007, representing an increase of $32.0 million, or 30%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $29.1 million and higher EES cost of sales of $2.9 million. The increase in UAS cost of sales was primarily due to growth in our UAS services operations, an increase in customer-funded research and development, and higher product deliveries. The increase in EES cost of sales was primarily due to higher sales volume, higher manufacturing support costs and sales of Architectural Wind early adopter systems.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2008 was $78.5 million, as compared to $68.5 million for the fiscal year ended April 30, 2007, representing an increase of $10.1 million, or 15%. As a percentage of revenue, gross margin decreased from 39% to 36%. UAS gross margin increased $11.0 million to $68.6 million for the fiscal year ended April 30, 2008, primarily due to increased sales volume. As a percentage of revenue, gross margin for UAS decreased from 39% to 37%. EES gross margin decreased $0.9 million to $9.9 million for the fiscal year ended April 30, 2008, due to higher manufacturing and engineering sustaining support costs. As a percentage of revenue, EES gross margin decreased from 40% to 34%.

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

        Interest Income.    Interest income for the fiscal year ended April 30, 2008 was $3.8 million, as compared to interest income of $1.7 million for the fiscal year ended April 30, 2007, representing an increase of $2.1 million. Interest income increased primarily due to investing the initial public offering funds invested in auction rate securities for a longer period of fiscal 2008.

        Income Tax Expense.    Our effective income tax rate was 33.7% for the fiscal year ended April 30, 2008, as compared to 35.7% for the fiscal year ended April 30, 2007. This decrease was largely due to higher levels of tax-exempt interest income received from our short-term investments.

Liquidity and Capital Resources

        We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing. The global credit crisis has imposed exceptional levels of volatility and disruption in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2009	2008	2007
	(In thousands)
Net cash provided by operating activities	$39,770	$15,502	$15,022
Net cash (used in) provided by investing activities	$(29,480)	$67,022	$(91,348)
Net cash provided by financing activities	$1,147	$1,620	$81,858

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2009 increased by $24.3 million to $39.8 million, compared to net cash provided by operating activities of $15.5 million for the fiscal year ended April 30, 2008. This increase in net cash provided by operating activities was primarily due to higher working capital of $19.5 million, higher net income of $2.9 million, higher depreciation and amortization expense of $1.5 million and higher tax benefits on exercises of stock options of $1.1 million, partially offset by higher deferred income taxes of $1.3 million.

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

        Cash Used in Investing Activities.    Net cash used in investing activities increased by $96.5 million to $29.5 million for the fiscal year ended April 30, 2009, compared to net cash provided by investing activities of $67.0 million for the fiscal year ended April 30, 2008. The increase in net cash used in investing activities was primarily due to lower net redemptions of tax exempt municipal auction rate securities of $69.6 million, higher net purchases of U.S. Treasury bills and municipal bonds of $21.5 million and higher capital expenditures of $5.4 million. During the fiscal year ended April 30, 2009 and April 30, 2008, we used cash to purchase property and equipment totaling $13.3 million and $7.9 million, respectively.

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

        Cash Provided by Financing Activities.    Net cash provided by financing activities decreased by $0.5 million to $1.1 million for the fiscal year ended April 30, 2009, compared to $1.6 million for the fiscal year ended April 30, 2008. The decrease is primarily due to lower transfers from restricted cash.

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

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2009:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$12,478	$3,234	$5,280	$3,537	$427
Purchase obligations(1)	22,701	22,701	—	—	—

Total	$35,179	$25,935	$5,280	$3,537	$427

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2009.

Off-Balance Sheet Arrangements

        As of April 30, 2009, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        In September 2006, the Financial Accounting Standards Board ("FASB,") issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which for us is the year beginning May 1, 2008. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We adopted SFAS No. 157 for financial assets and liabilities effective May 1, 2008. We will apply the principles of SFAS No. 157 for non-financial assets and non-financial liabilities on May 1, 2009 and do not expect the provisions to have a material effect on our financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We adopted SFAS No. 159 on May 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

        In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS No. 141R"), which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair values of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008, which for us is the year beginning May 1, 2009. Adoption is prospective and early adoption is not permitted. We will apply SFAS No. 141R to any acquisitions occurring after May 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which for us is the year beginning May 1, 2009. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In October 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective for and adopted by the Company on October 10, 2008, the date of issuance. FSP FAS 158-3 was consistent with the

Company's adoption of SFAS No. 157 and, therefore, did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). This provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased as well as indicating circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, which is the year beginning May 1, 2009 for the Company, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for reporting periods ending after June 15, 2009, which for us is the year beginning May 1, 2009. The adoption of SFAS No. 166 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2009. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2009 and 2008, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2009, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, AeroVironment, Inc. and subsidiaries changed their method of accounting for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48 on May 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aerovironment, Inc.'s internal controls over financial reporting as of April 30, 2009, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 23, 2009

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$116,501	$105,064
Short-term investments	21,523	13,375
Accounts receivable, net of allowance for doubtful accounts of $291 at April 30, 2009 and $220 at April 30, 2008	42,551	29,788
Unbilled receivables and retentions	20,070	20,590
Inventories, net	11,602	15,923
Income tax receivable	3,415	2,432
Deferred income taxes	3,994	2,810
Prepaid expenses and other current assets	1,718	2,014

Total current assets	221,374	191,996
Long-term investments	7,156	—
Property and equipment, net	18,218	10,308
Deferred income taxes	6,313	2,785
Other assets	120	122

Total assets	$253,181	$205,211

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$23,990	$14,080
Wages and related accruals	10,231	10,428
Other current liabilities	3,686	3,786
Liability for uncertain tax positions	730	1,717

Total current liabilities	38,637	30,011
Deferred rent	1,463	941
Liability for uncertain tax positions	5,654	4,519
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—21,470,481 shares at April 30, 2009 and 20,614,044 at April 30, 2008	2	2
Additional paid-in capital	110,102	96,123
Accumulated other comprehensive loss	(537)	—
Retained earnings	97,860	73,615

Total stockholders' equity	207,427	169,740

Total liabilities and stockholders' equity	$253,181	$205,211

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2009	2008	2007
Revenue:
Product sales	$136,173	$123,074	$116,361
Contract services	111,489	92,672	57,360

	247,662	215,746	173,721
Cost of sales:
Product sales	82,427	73,424	67,410
Contract services	76,638	63,775	37,829

	159,065	137,199	105,239

Gross margin	88,597	78,547	68,482
Selling, general and administrative	34,246	33,662	24,041
Research and development	21,798	16,441	13,940

Income from operations	32,553	28,444	30,501
Other income (expense):
Interest income	1,244	3,796	1,707
Interest expense	—	(1)	(6)

Income before income taxes	33,797	32,239	32,202
Provision for income taxes	9,552	10,853	11,484

Net income	$24,245	$21,386	$20,718

Earnings per share data:
Net income
Basic	$1.15	$1.08	$1.39
Diluted	$1.11	$1.00	$1.22
Weighted average shares outstanding:
Basic	21,023,590	19,766,881	14,946,502
Diluted	21,775,727	21,372,405	16,992,012

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2006	13,283,770	—	$2,211	$32,092	$—	$34,303
Stock options exercised	346,939	—	220	—	—	220
Tax benefit from exercise of stock options	—	—	629	—	—	629
Stock repurchased	(7,037)	—	—	—	—	—
Stock based compensation	—	—	58	—	—	58
Issuance of stock in initial public offering, net of offering costs	5,252,285	2	80,493	—	—	80,495
Net income	—	—	—	20,718	—	20,718

Balance at April 30, 2007	18,875,957	2	83,611	52,810	—	136,423
Adjustment to initially apply the provisions of FIN No. 48	—	—	—	(581)	—	(581)
Stock options exercised	1,738,087	—	1,209	—	—	1,209
Tax benefit from exercise of stock options	—	—	10,813	—	—	10,813
Stock based compensation	—	—	490	—	—	490
Net income	—	—	—	21,386	—	21,386

Balance at April 30, 2008	20,614,044	2	96,123	73,615	—	169,740
Net income	—	—	—	24,245	—	24,245
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(537)	(537)

Comprehensive income	—	—	—	—	—	23,708
Stock options exercised	690,437	—	1,049	—	—	1,049
Restricted stock awards	166,000	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	12,004	—	—	12,004
Stock based compensation	—	—	926	—	—	926

Balance at April 30, 2009	21,470,481	2	$110,102	$97,860	$(537)	$207,427

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2009	2008	2007
Operating activities
Net income	$24,245	$21,386	$20,718
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	5,355	3,849	2,897
Long-term retirement costs	—	—	(2,209)
Provision for doubtful accounts	71	(71)	63
Deferred income taxes	(4,355)	(3,104)	823
Stock-based compensation	926	490	58
Tax benefit from exercise of stock options	11,906	10,791	629
Excess tax benefit from exercise of stock options	(98)	(22)	—
Loss (gain) on disposition of property and equipment	17	—	(5)
Changes in operating assets and liabilities:
Accounts receivable	(12,834)	(22,026)	13,828
Unbilled receivables and retentions	520	5,904	(21,651)
Inventories	4,321	(1,908)	(2,562)
Income tax receivable	(983)	(2,432)	—
Prepaid expenses and other assets	298	(513)	(883)
Accounts payable	9,910	(1,944)	7,503
Customer advances	(87)	123	(8,892)
Other liabilities	558	4,979	4,705

Net cash and cash equivalents provided by operating activities	39,770	15,502	15,022
Investing activities
Acquisition of property and equipment	(13,302)	(7,928)	(3,038)
Net purchases of held-to-maturity investments	(21,523)	—	—
Net sales (purchases) of available-for-sale investments	5,325	74,950	(88,325)
Proceeds from sale of property and equipment	20	—	15

Net cash and cash equivalents (used in) provided by investing activities	(29,480)	67,022	(91,348)
Financing activities
Transfer from restricted cash	—	389	1,143
Repayments of line of credit	—	—	(6,232)
Proceeds from line of credit	—	—	6,232
Excess tax benefit from exercise of stock options	98	22	—
Exercise of stock options	1,049	1,209	220
Net proceeds from initial public offering	—	—	80,495

Net cash and cash equivalents provided by financing activities	1,147	1,620	81,858

Net increase in cash and cash equivalents	11,437	84,144	5,532
Cash and cash equivalents at beginning of year	105,064	20,920	15,388

Cash and cash equivalents at end of year	$116,501	$105,064	$20,920

Supplemental disclosures of cash flow information
Cash paid during the year for:
Interest	$—	$1	$6
Income taxes	$2,781	$4,484	$6,211
Non-cash investing activities
Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $357	$537	—	—

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Organization

        AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production and support of unmanned aircraft systems and efficient energy systems for various industries and governmental agencies.

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

  Segments

        The Company's products are sold and divided among two reportable segments, as defined by Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information ("SFAS No. 131"), to reflect the Company's strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities, and assessing performance. The Company's reportable segments are business units that offer different products and services and are managed separately.

        Effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the change in the management and organizational structure that occurred on May 1, 2008. The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments. PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems. As required by SFAS No. 131, the Company has revised its historical segment information for the years ended April 30, 2008 and 2007, to be consistent with the current reportable segment structure. The consolidation of the two segments had no effect on the Company's financial position, results of operations or cash flows for the periods presented.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Reclassifications

        Certain prior year amounts have been reclassified to conform to the current year presentation.

  Cash Equivalents

        The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company's cash equivalents are comprised of money market funds, certificates of deposit of major financial institutions, and U.S. Treasury bills.

  Investments

        The Company's investments are accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as held-to-maturity and available-for-sale and reported at amortized cost and fair value, respectively.

        Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes for available-for-sale investments.

        Gains and losses realized on the disposition of investment securities are determined on the specific identification basis and credited or charged to income. Premium and discount on investments are amortized and accreted using the interest method and charged or credited to investment income.

        Management determines the appropriate classification of securities at the time of purchase and re-evaluates such designation as of each balance sheet date.

        Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment to maturity. The Company also considers potential adverse conditions related to the financial health of the issuer based on rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established.

        On May 1, 2008, the Company adopted the provisions of SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value to be the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date and emphasizes that fair value is a market-based measurement, not an entity-specific measurement. SFAS No. 157 establishes a fair value hierarchy and expands disclosures about fair value measurements in both interim and annual periods.

  Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, unbilled receivables, retentions and accounts payable approximate cost due to the short period of time to maturity.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, U.S. Treasury bills and accounts receivable. The Company currently invests the majority of its cash in U.S. Treasury bills. The Company's revenue and accounts receivable

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

are with a limited number of corporations and governmental entities. In the aggregate, 78%, 80% and 80% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2009, 2008 and 2007, respectively. These agencies accounted for 63% and 78% of the accounts receivable balances at April 30, 2009 and 2008, respectively. One such agency, the U.S. Army, accounted for 43%, 62% and 56% of the Company's consolidated revenue for the years ended April 30, 2009, 2008 and 2007, respectively. The U.S. Army accounted for approximately 51%, 71% and 66% of UAS reportable segment sales for the years ended April 30, 2009, 2008 and 2007, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

  Long-Lived Assets

        Property and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 to 7 years
Computer equipment and software	2 to 5 years
Furniture and fixtures	3 to 7 years
Leasehold improvements	Lesser of useful life or term of lease

        Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative expense in the period incurred.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company reviews the recoverability of its long-lived assets as required by SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, or SFAS No. 144, whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2009 and 2008, no indicators of impairment were identified and no impairment charge was recorded.

  Product Warranty

        The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2009 and 2008, the Company estimated and recorded a self insurance liability in wages and related accruals of approximately $680,000 and $399,000, respectively.

  Income Taxes

        The Company accounts for income taxes in accordance with Financial Accounting Standards Board ("FASB") SFAS No. 109, Accounting for Income Taxes, or SFAS No. 109. Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred income tax assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. On May 1, 2007, the Company adopted FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, or FIN 48. This interpretation clarifies the accounting for uncertainty in income tax recognized in an entity's financial statements in accordance with SFAS No. 109. FIN 48 requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Share Repurchases

        The Company repurchased shares in accordance with various repurchase agreements prior to the termination of such agreements upon the consummation of the Company's initial public offering on January 26, 2007. Such agreements gave the Company the right to repurchase shares from employees upon their separation from the Company and specified the terms of such repurchase. These repurchase agreements, which were entered into by employees in connection with grants of options by the Company pursuant to its stock-based compensation plans, provided that the Company had the option to repurchase shares from such employees at a price that was equal to either (i) the price paid for shares of the Company's common stock in a substantial transaction that occurred in the last year or (ii) in the event that no such substantial transaction had occurred in the last year, at a price based upon a multiple of the Company's pre-tax profits. This repurchase price was intended to approximate the fair market value of the repurchased shares. In the event that shares were repurchased within six months of exercise, compensation expense was recorded in accordance with FASB interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, or FIN 44. The Company recognized compensation expense related to shares repurchased within six months of exercise of approximately $12,000 for the year ended April 30, 2007.

        Repurchased shares are restored to the status of authorized but unissued shares.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenues from customer-funded research and development were approximately $66,321,000, $28,280,000 and $19,438,000 for the years ended April 30, 2009, 2008 and 2007, respectively. The related costs of sales for customer-funded research and development totaled approximately $46,493,000, $19,631,000 and $13,460,000 for the years ended April 30, 2009, 2008 and 2007, respectively.

  Lease Accounting

        The Company accounts for its leases under the provisions of SFAS No. 13, Accounting for Leases, and subsequent amendments, which require that leases be evaluated and classified as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,463,000 and $941,000 as of April 30, 2009 and 2008, respectively.

  Advertising Costs

        Advertising costs consist of tradeshows and other marketing activities, and are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $549,000, $426,000 and $338,000 for the years ended April 30, 2009, 2008 and 2007, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options and restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2009	2008	2007
Numerator for basic earnings per share:
Net income	$24,245,000	$21,386,000	$20,718,000
Denominator for basic earnings per share:
Weighted average common shares	21,023,590	19,766,881	14,946,502
Dilutive effect of employee stock options and restricted stock	752,137	1,605,524	2,045,510

Denominator for diluted earnings per share	21,775,727	21,372,405	16,992,012

        During the years ended April 30, 2009 and 2008, certain options were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and restricted stock which met this anti-dilutive criterion was approximately 104,000 and 379,000 for the years ended April 30, 2009 and 2008, respectively. During the year ended April 30, 2007, there were no stock options that were anti-dilutive to earnings per share.

Recently Issued Accounting Standards

        In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, which is the year beginning May 1, 2008 for the Company. In February 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-2, Effective Date of FASB Statement No. 157 ("FSP FAS 157-2"), which permits a one-year deferral of the application of SFAS No. 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company adopted SFAS No. 157 for financial assets and liabilities effective May 1, 2008. The Company will apply the principles of SFAS No. 157 for non-financial assets and non-financial liabilities on May 1, 2009 and does not expect the provisions to have a material effect on its financial position, results of operations or cash flows.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" ("SFAS No. 159"). SFAS No. 159 permits companies to choose to measure at fair value certain financial instruments and other items that are not currently required to be measured at fair value. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company adopted SFAS No. 159 on May 1, 2008 and elected not to measure any additional financial instruments or other items at fair value.

        In December 2007, the FASB issued SFAS No. 141R (revised 2007), Business Combinations ("SFAS No. 141R"), which is a revision of SFAS No. 141, Business Combinations. In accordance with the new standard, upon initially obtaining control, the acquiring entity in a business combination must recognize 100% of the fair value of the acquired assets, including goodwill, and assumed liabilities, with only limited exceptions even if the acquirer has not acquired 100% of its target. As a consequence, the current step acquisition model will be eliminated. Also, contingent consideration arrangements will be recorded at fair value at the acquisition date and included on that basis in the purchase price consideration. In addition, all transaction costs will be expensed as incurred. SFAS No. 141R is effective as of the beginning of an entity's first fiscal year beginning after December 15, 2008, which is the year

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

beginning May 1, 2009 for the Company. Adoption is prospective and early adoption is not permitted. The Company will apply SFAS No. 141R to any acquisitions occurring after May 1, 2009.

        In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51 ("SFAS No. 160"). SFAS No. 160 establishes new accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS No. 160 is effective for fiscal years beginning on or after December 15, 2008, which is the year beginning May 1, 2009 for the Company. The adoption of SFAS No. 160 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In October 2008, the FASB issued FASB Staff Position Financial Accounting Standard 157-3, "Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active" ("FSP FAS 157-3"), which clarifies the application of SFAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active. FSP FAS 157-3 was effective for and adopted by the Company on October 10, 2008, the date of issuance. FSP FAS 158-3 was consistent with the Company's adoption of SFAS No. 157 and, therefore, did not have a material impact on the Company's financial position, results of operations or cash flows.

        In April 2009, the FASB issued FASB Staff Position Financial Accounting Standard 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly" ("FSP FAS 157-4"). This provides additional guidance in estimating fair value when the volume and level of activity for the asset or liability have significantly decreased as well as indicating circumstances that indicate a transaction is not orderly. FSP FAS 157-4 is effective for interim periods ending after June 15, 2009, which is the year beginning May 1, 2009 for the Company, but early adoption is permitted for interim periods ending after March 15, 2009. The adoption of FSP FAS 157-4 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

        In May 2009, the FASB issued SFAS No. 165, "Subsequent Events." SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued. SFAS No. 165 is effective for reporting periods ending after June 15, 2009, which is the year beginning May 1, 2009 for the Company. The adoption of SFAS No. 166 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Investments

        Investments consist of the following:

	April 30,
	2009	2008
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Pre-refunded municipal bond	$2,029	$—
U.S. Treasury bills	19,494	—
Available-for-sale securities:
Auction rate securities	—	13,375

Total short-term investments	$21,523	$13,375

Long-term investments:
Available-for-sale securities:
Auction rate securities	$7,156	$—

Total long-term investments	$7,156	$—

  Held-To-Maturity Securities

        At April 30, 2009, the balance of held-to-maturity securities consisted of one pre-refunded municipal bond and U.S. Treasury bills. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities or state and local government securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called. Interest earned from these investments is recorded in interest income.

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, is as follows:

	2009				2008
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Pre-refunded municipal bond	$2,029,000	$5,000	$—	$2,034,000	$—	$—	$—	$—
U.S. Treasury bills	19,494,000	5,000	—	19,499,000	—	—	—	—

Total held-to-maturity investments	$21,523,000	$10,000	$—	$21,533,000	$—	$—	$—	$—

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2009, are as follows:

	Cost	Fair Value
Due within one year	$21,523,000	$21,533,000

Total	$21,523,000	$21,533,000

  Available-For-Sale Securities

        As of April 30, 2009 and 2008, the entire balance of available-for-sale securities consisted entirely of investment grade auction rate municipal bonds with maturities ranging from 10 to 26 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2009 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2009 and 2008. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. At April 30, 2008, the Company classified its auction rate securities as short-term investments. However, due to financial market conditions, the remaining four auction rate securities have been reclassified as long-term investments since the end of our second quarter of fiscal 2009. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs. The auction rate securities have been in an unrealized loss position for less than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2009, it did not consider these investments to be other-than-temporarily impaired.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale investments is as follows:

	April 30,
	2009	2008
	(In thousands)
Auction rate securities
Amortized cost	$8,050	$13,375
Gross unrealized gains	—	—
Gross unrealized losses	(894)	—

Fair value	$7,156	$13,375

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2009, are as follows:

	Cost	Fair Value
	(In thousands)
Due after ten years	$8,050	$7,156

Total	$8,050	$7,156

3.     Fair Value Measurements

        As discussed in Note 1, the Company adopted SFAS No. 157, subject to the deferral provisions of FSP FAS 157-2, on May 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

  •
  Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

  •
  Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at April 30, 2009, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$116,501	$—	$—	$116,501
Auction rate securities	—	—	7,156	7,156

Total	$116,501	$—	$7,156	$123,657

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2008	$13,375
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(894)
Purchases, issuances and settlements, net	(5,325)

Balance at April 30, 2009	$7,156

The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2009	$—

        The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2009	2008
	(In thousands)
Raw materials	$6,055	$6,855
Work in process	2,351	4,958
Finished goods	4,585	5,651

Inventories, gross	12,991	17,464
Reserve for inventory obsolescence	(1,389)	(1,541)

Inventories, net	$11,602	$15,923

5.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2009	2008
	(In thousands)
Leasehold improvements	$6,709	$4,799
Machinery and equipment	18,183	10,539
Furniture and fixtures	2,047	1,905
Computer equipment and software	6,012	6,166
Construction in process	1,961	693

Property and equipment, gross	34,912	24,102
Less accumulated depreciation and amortization	(16,694)	(13,794)

Property and equipment, net	$18,218	$10,308

6.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2009	2008
	(In thousands)
Beginning balance	$344	$263
Warranty expense	1,182	844
Warranty costs incurred	(1,003)	(763)

Ending balance	$523	$344

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

8.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $1,790,000, $1,392,000 and $1,140,000 in contributions to the plan for the years ended April 30, 2009, 2008 and 2007, respectively.

9.     Supplemental Executive Retirement Plan

        On May 19, 2005, the Company implemented a Supplemental Executive Retirement Plan, or SERP, which is a non-qualified executive benefit plan in which the Company agreed to pay the Chairman of the Board, or Chairman, additional benefits at retirement. The SERP was an unfunded plan, which means that there were no specific assets set aside by the Company. The Chairman had no rights under the agreement beyond those of a general creditor of the Company. During the year ended April 30, 2006, the Company recognized approximately $2,209,000 of selling, general and administrative expense charged to operations and recorded such expense as a long-term liability in connection with this plan. The SERP was fully vested on May 19, 2006, the first anniversary of the Chairman's participation. Pursuant to the terms of the agreement, upon the completion of the Company's initial public offering of equity securities, all benefits to be paid under the SERP were forfeited. Accordingly, the long-term liability of $2,209,000 was reversed in January 2007 and recorded as a reduction to selling, general, and administrative expense.

10.   Equity

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.   Stock-Based Compensation

        The Company adopted SFAS No. 123R effective May 1, 2006. Because the Company historically used the minimum value method of measuring stock options, implementation of SFAS No. 123R applies prospectively to new awards after adoption. No expense is recognized for options granted prior to adoption. For the years ended April 30, 2009, 2008 and 2007, the Company recorded stock-based compensation expense of approximately $926,000, $490,000 and $58,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2009, 2008 and 2007:

	Year Ended April 30,
	2009	2008	2007
Expected term (in years)	5.84	6.50	6.50
Expected volatility	20.83%	19.50%	22.41%
Risk-free interest rate	2.33%	4.60%	4.56%
Expected dividend	—	—	—
Weighted average fair value at grant date	$6.66	$7.49	$4.12

        The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company's historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

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

        Information related to the stock option plans at April 30, 2009, 2008 and 2007, and for the years then ended is as follows:

	2006 Plan		2002 Plan		1994 Directors' Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2006	—	$—	1,636,640	$1.08	70,378	$0.59	2,048,704	$0.56

Options granted	—	—	123,162	11.79	—	—	—	—
Options exercised	—	—	(204,858)	0.69	(35,189)	0.59	(106,998)	0.59
Options canceled	—	—	(22,521)	4.39	—	—	—	—

Outstanding at April 30, 2007	—	—	1,532,423	1.95	35,189	0.59	1,941,706	0.55

Options granted	386,310	21.90	—	—	—	—	—	—
Options exercised	—	—	(388,087)	1.12	(35,189)	0.59	(1,314,811)	0.58
Options canceled	(7,000)	24.09	(66,859)	2.76	—	—	—	—

Outstanding at April 30, 2008	379,310	21.86	1,077,477	2.20	—	—	626,895	0.49

Options granted	160,000	25.34	—	—	—	—	—	—
Options exercised	(20,100)	21.35	(445,606)	1.13	—	—	(224,731)	0.51
Options canceled	(22,000)	22.27	(48,563)	2.66	—	—	—	—

Outstanding at April 30, 2009	497,210	$22.98	583,308	$2.97	—	—	402,164	$0.48

Options exercisable at April 30, 2009	53,762	$21.97	347,885	$2.08	—	—	402,164	$0.48

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total intrinsic value of all options exercised during the years ended April 30, 2009, 2008 and 2007 was approximately $21,177,000, $35,874,000, and $589,000. The intrinsic value of all options outstanding at April 30, 2009 and 2008 was $22,218,000 and $38,863,000, respectively. The intrinsic value of all exercisable options at April 30, 2009 and 2008, was $16,921,000 and $28,723,000, respectively.

        A summary of the status of the Company's non-vested stock options as of April 30, 2009 and the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2008	836,766	$6.88
Granted	160,000	6.66
Cancelled	(70,563)	6.97
Vested	(247,332)	6.79

Non-vested at April 30, 2009	678,871	$6.82

        As of April 30, 2009, there was approximately $2,626,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the stock option plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately four years.

        The weighted average fair value of options issued for the years ended April 30, 2009, 2008 and 2007 was $6.66, $7.49 and $4.12, respectively. The total fair value of shares vesting during the years ended April 30, 2009, 2008 and 2007 was $637,000, $94,000 and $7,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2009, 2008 and 2007 were approximately $1,049,000, $1,209,000 and $220,000, respectively. The tax benefit realized from option exercises during the years ended April 30, 2009, 2008 and 2007 was approximately $12,004,000 $10,813,000, and $629,000, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2009:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2009		Weighted Average Exercise Price	As of April 30, 2009	Weighted Average Exercise Price
$ 0.37	197,595	4.49	$0.37	197,595	$0.37
0.59	204,569	7.42	0.59	204,569	0.59
0.64-0.78	252,348	4.27	0.73	196,743	0.72
2.13	243,735	6.47	2.13	124,091	2.13
11.79	87,225	7.07	11.79	27,051	11.79
19.76-24.09	442,210	8.67	21.84	53,762	21.97
32.19	55,000	9.25	32.19	—	—

$ 0.37-32.19	1,482,682	6.76	$9.01	803,811	$2.61

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The remaining weighted average contractual life of exercisable options at April 30, 2009 was 5.79 years.

        Information related to the Company's restricted stock awards at April 30, 2009 and for the year then ended is as follows:

	2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2008	—	$—

Stock granted	167,000	24.23
Stock vested	—	—
Stock canceled	(1,000)	32.52

Unvested stock at April 30, 2009	166,000	$24.18

12.   Income Taxes

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2009	2008	2007
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	2.2	3.8	5.4
R&D credits	(7.6)	(2.1)	(3.9)
Other	(1.3)	(3.0)	(0.8)

Effective income tax rate	28.3%	33.7%	35.7%

        The components of the provision for income taxes are as follows:

	Year ended April 30,
	2009	2008	2007
	(In thousands)
Current:
Federal	$13,793	$11,382	$7,066
State	471	2,575	3,595

	14,264	13,957	10,661
Deferred:
Federal	(2,105)	(2,394)	18
State	(2,600)	(710)	923

	(4,705)	(3,104)	941
Change in valuation allowance	(7)	—	(118)

Total income tax expense	$9,552	$10,853	$11,484

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Significant components of the Company's deferred income tax assets are as follows:

	April 30,
	2009	2008
	(In thousands)
Deferred income tax assets:
Book over tax depreciation	$—	$1,203
Accrued expenses	4,468	2,455
Allowances, reserves, and other	1,453	1,622
Capital loss and credit carry-forwards	4,925	398

	10,846	5,678
Less: valuation allowance	(76)	(83)

Total deferred income tax assets, net	10,770	5,595

Deferred income tax liabilities:
Tax over book depreciation	(463)	—

Total deferred income tax liabilities	(463)	—

Net deferred tax assets	$10,307	$5,595

        On May 1, 2007, the Company adopted the provisions of Interpretation No. 48, or FIN No. 48, Accounting for Uncertainty in Income Taxes: an interpretation of FASB Statement No. 109. At April 30, 2009, the Company had approximately $5,663,000 of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $603,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2009 and 2008:

	April 30,
	2009	2008
	(In thousands)
Balance as of May 1	$5,784	$5,356
Increases related to prior year tax positions	619	60
Decreases related to prior year tax positions	(491)	—
Increases related to current year tax positions	1,028	678
Decreases related to lapsing of statute of limitations	(1,277)	(310)

Balance as of April 30	$5,663	$5,784

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2009 and April 30, 2008, the Company had accrued approximately $711,000 and $441,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2006 to 2008 remain open to examination by the IRS for federal income taxes. The tax years 2004 to 2008 remain open for major state taxing jurisdictions.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $216,000, $236,000 and $245,000 during the years ended April 30, 2009, 2008 and 2007, respectively, for consulting services independent of his board service. The agreement stipulates the payment of approximately $16,000 plus expenses per month, in exchange for consulting services.

14.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2010	$3,234
2011	2,741
2012	2,539
2013	1,824
2014	1,713
Thereafter	427

$12,478

        Rental expense under operating leases was approximately $3,348,000, $2,978,000 and $2,331,000 for the years ended April 30, 2009, 2008 and 2007, respectively.

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

        For example, during the course of its audits, the DCAA may question the Company's incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, or FAR, the DCAA auditor may recommend to the Company's administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

        The Company's revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Segment Data

        The Company's product segments are as follows:

  •
  Unmanned Aircraft Systems ("UAS")—The UAS segment consists primarily of the design, development and manufacture of unmanned aircraft systems solutions.

  •
  Efficient Energy Systems ("EES")—The EES segment consists primarily of the design, development and manufacture of system solutions for the clean transportation and clean energy markets.

        As discussed in Note 1, effective May 1, 2008, the Company consolidated the operations of two of its business segments to reflect the change in the management and organizational structure that occurred on May 1, 2008. The change in the management and organizational structure was made to take advantage of operational synergies and optimize management time by focusing on two as opposed to three business segments. PosiCharge Systems and Energy Technology Center were consolidated into one segment named Efficient Energy Systems. As required by SFAS No. 131, the Company has restated its historical segment information for the two years ended April 30, 2008, to be consistent with the current reportable segment structure. The consolidation of the two segments had no effect on the Company's financial position, results of operations or cash flows for the periods presented.

        The accounting policies of the segments are the same as those described in Note 1, "Organization and Significant Accounting Policies." The operating segments do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross margin for the segments. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information. Consequently, the Company operates its financial systems as a single segment for accounting and control purposes, maintains a single indirect rate structure across all segments, has no inter-segment sales or corporate elimination transactions, and maintains only limited financial statement information by segment.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The segment results are as follows:

	Year Ended April 30,
	2009	2008	2007
	(In thousands)
		(Restated)	(Restated)
Revenue:
UAS	$211,364	$186,615	$146,538
EES	36,298	29,131	27,183

Total	247,662	215,746	173,721
Gross margin:
UAS	70,968	68,598	57,591
EES	17,629	9,949	10,891

Total	88,597	78,547	68,482

Selling, general and administrative	34,246	33,662	24,041
Research and development	21,798	16,441	13,940

Income from operations	32,553	28,444	30,501
Interest income	1,244	3,796	1,707
Interest expense	—	(1)	(6)

Income before income taxes	$33,797	$32,239	$32,202

  Geographic Information

        Sales to non-U.S. customers accounted for 7.0%, 6.1% and 4.6% of revenue for the fiscal years ended April 30, 2009, 2008 and 2007, respectively.

16.  Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2009. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	August 2, 2008	November 1, 2008	January 31, 2009	April 30, 2009
	(In thousands except per share data)
Year ended April 30, 2009
Revenue	$53,613	$65,779	$52,225	$76,045
Gross margin	$20,583	$24,987	$16,677	$26,350
Net income	$4,809	$9,059	$4,541	$5,836
Net income per share—basic(1)	$0.23	$0.43	$0.21	$0.27
Net income per share—diluted	$0.22	$0.41	$0.21	$0.27

(1)
Earnings per share is computed independently for each of the quarters presented. The sums of the quarterly earnings per share in fiscal 2009 do not equal the total earnings per share computed for the year due to rounding.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	July 28, 2007	October 27, 2007	January 26, 2008	April 30, 2008
	(In thousands except per share data)
Year ended April 30, 2008
Revenue	$49,204	$53,701	$48,535	$64,306
Gross margin	$16,837	$18,927	$19,833	$22,950
Net income	$3,844	$5,164	$5,965	$6,413
Net income per share—basic	$0.20	$0.26	$0.30	$0.32
Net income per share—diluted	$0.18	$0.24	$0.28	$0.30

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2007	$86	$67	$—	$(4)	$149
2008	$149	$71	$—	$—	$220
2009	$220	$183	$—	$(112)	$291
Warranty reserve for the year ended April 30:
2007	$344	$646	$—	$(727)	$263
2008	$263	$844	$—	$(763)	$344
2009	$344	$1,182	$—	$(1,003)	$523
Reserve for inventory excess and obsolescence for the year ended April 30:
2007	$813	$325	$—	$—	$1,138
2008	$1,138	$455	$—	$(52)	$1,541
2009	$1,541	$491	$—	$(643)	$1,389

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

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2009, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2009 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2009 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

        Our board of directors approved the amendment of our bylaws effective June 18, 2009. The following sets forth a summary of the amendments, which is qualified in entirety by reference to our Second Amended and Restated Bylaws filed as Exhibit 3.3 hereto and incorporated by reference in this item.

Article II — Meetings of Stockholders

        Section 12. Notice of Stockholder Business and Nominations.    The amended bylaws (a) expand the disclosure required by stockholders making proposals or nominations to include, among other things, with respect to the stockholder and any of its affiliates and associates, any derivative, swap or other transactions in our company and certain other material interests and relationships that could influence proposals or nominations, (b) require stockholders nominating directors to disclose the same information about proposed director nominees that would be required if the director nominee were submitting a proposal and require the director nominees to complete a questionnaire, representation and agreement with respect to their background, any voting commitments or compensation arrangements and their commitment to abide by our governance guidelines, (c) require a reasonably detailed description of all agreements, arrangements and understandings between stockholders making proposals of business and any other person or entity (including their names) in connection with the proposal of business, (d) require that disclosures provided by stockholders making proposals or nominations be updated and supplemented so as to be true and correct and (e) clarify that the provisions of this section apply to any proposal of business to be considered before a meeting of stockholders other than a stockholder proposal made pursuant to Rule 14a-8 under the Exchange Act.

Article VI — Certificates of Stock

        Section 1. Form and Execution of Certificates.    The amended bylaws, consistent with the NASDAQ Stock Market Direct Registration System rules, clarify that our securities may be issued without certificates.

        Section 5. Transfers of Stock.    The amended bylaws, consistent with the NASDAQ Stock Market Direct Registration System rules, clarify that our securities may be issued without certificates.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2009, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2009 and 2008, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2009 of AeroVironment, Inc. and subsidiaries and our report dated June 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 23, 2009

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Codes of Ethics

        We have adopted a Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is posted on our website, http://investor.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (626) 357-9983 or by writing to us at AeroVironment, Inc., Attn: Secretary, 181 W. Huntington Dr., Suite 202, Monrovia, CA 91016. The information contained or connected to our website is not incorporated by reference into this annual report on Form 10-K and should not be considered part of this or any reported filed with the SEC.

        No family relationships exist among any of our executive officers or directors.

        There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

        The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) amd (5) of Regulation S-K will be included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2009 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report on Form 10-K:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2009 and 2008

  •
  Consolidated Statements of Income for the Years ended April 30, 2009, 2008 and 2007

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2009, 2008 and 2007

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2009, 2008 and 2007

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

        Exhibits—See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(2)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(2)	Form of Director and Executive Officer Indemnification Agreement
10.2#(2)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(2)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(2)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(2)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(2)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(2)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(2)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(2)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(2)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(2)	AeroVironment, Inc. Supplemental Executive Retirement Plan, dated May 19, 2005
10.12(2)	Sublease Agreement, dated February 17, 2005, among AeroVironment, Inc., L-3 Communications Corporation and Thermotrex Corporation, for the property located at 900 Enchanted Way, Simi Valley, California 93065

Exhibit Number	Exhibit
10.13(2)	Standard Industrial/Commercial Single-Tenant Lease, dated August 8, 2005, between AeroVironment, Inc. and FKT Associates, for the property located at 1960 Walker Ave., Monrovia, California 91016
10.14(5)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto.
10.15(6)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto.
10.16(6)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto.
10.17†(2)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.18†(2)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.19†(2)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.20†(2)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.21†(2)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.22†(3)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended.
10.23†(4)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended.
10.24#	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.25#(2)	Retiree Medical Plan
10.26†(7)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended.
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(4)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2008 (File No. 001-33261).

(5)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 29, 2007 (File No. 001-33261).

(6)
Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(7)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 10, 2008 (File No. 001-33261).

†
Confidential treatment has been requested for portions of this exhibit.

#
Indicates management contract or compensatory plan.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.
Date: June 24, 2009		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2009
/s/ STEPHEN C. WRIGHT Stephen C. Wright	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2009
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	June 24, 2009
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	June 24, 2009
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 24, 2009
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 24, 2009