Form 10-Q
period 2009-08-01
AeroVironment Inc
filed 2009-09-09
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

☐ Large accelerated filer	☑ Accelerated filer	☐ Non-accelerated filer	☐ Smaller reporting company
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐          No ☑

As of August 25, 2009, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,509,200.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	August 1, 2009	April 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$113,284	$116,501
Short-term investments	27,513	21,523
Accounts receivable, net of allowance for doubtful accounts of $351 at August 1, 2009 and $291 at April 30, 2009	17,485	42,551
Unbilled receivables and retentions	14,458	20,070
Inventories, net	19,212	11,602
Income tax receivable	5,536	3,415
Deferred income taxes	4,119	3,994
Prepaid expenses and other current assets	2,066	1,718
Total current assets	203,673	221,374
Long-term investments	6,952	7,156
Property and equipment, net	18,529	18,218
Deferred income taxes	6,263	6,313
Other assets	112	120
Total assets	$235,529	$253,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,091	$23,990
Wages and related accruals	6,740	10,231
Other current liabilities	4,018	3,686
Liability for uncertain tax positions	730	730
Total current liabilities	23,579	38,637
Deferred rent	1,465	1,463
Liability for uncertain tax positions	5,686	5,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,508,700 at August 1, 2009 and 21,470,481 at April 30, 2009	2	2
Additional paid-in capital	111,093	110,102
Accumulated other comprehensive loss	(569)	(537)
Retained earnings	94,273	97,860
Total stockholders’ equity	204,799	207,427
Total liabilities and stockholders’ equity	$235,529	$253,181

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 1,	August 2,
	2009	2008

Revenue:
Product sales	$8,229	$25,327
Contract services	29,711	28,286
	37,940	53,613
Cost of sales:
Product sales	5,557	14,358
Contract services	21,668	18,672
	27,225	33,030
Gross margin	10,715	20,583
Selling, general and administrative	10,495	8,095
Research and development	5,673	5,260
(Loss) income from operations	(5,453)	7,228
Other income:
Interest income	59	541
(Loss) income before income taxes	(5,394)	7,769
(Benefit) provision for income taxes	(1,807)	2,960
Net (loss) income	$(3,587)	$4,809
(Loss) earnings per share data:
Basic	$(0.17)	$0.23
Diluted	$(0.17)	$0.22
Weighted average shares outstanding:
Basic	21,316,776	20,711,656
Diluted	21,316,776	21,651,032

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	August 1, 2009	August 2, 2008
Operating activities
Net (loss) income	$(3,587)	$4,809
Adjustments to reconcile net (loss) income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	1,950	1,070
Provision for doubtful accounts	60	(24)
Deferred income taxes	(53)	(65)
Stock-based compensation	422	161
Tax benefit from exercise of stock options	176	6,555
Excess tax benefit from exercise of stock options	(82)	(3)
Changes in operating assets and liabilities:
Accounts receivable	25,006	457
Unbilled receivables and retentions	5,612	(940)
Inventories	(7,610)	(4,764)
Income tax receivable	(2,039)	(3,530)
Other assets	(340)	73
Accounts payable	(11,899)	(2,429)
Other liabilities	(3,125)	(4,372)
Net cash and cash equivalents provided by (used in) operating activities	4,491	(3,002)
Investing activities
Acquisitions of property and equipment	(2,261)	(2,341)
Net purchases of held-to-maturity investments	(5,990)	—
Net sales of available-for-sale investments	150	4,850
Net cash and cash equivalents (used in) provided by investing activities	(8,101)	2,509
Financing activities
Excess tax benefit from exercise of stock options	82	3
Exercise of stock options	311	257
Net cash and cash equivalents provided by financing activities	393	260
Net decrease in cash and cash equivalents	(3,217)	(233)
Cash and cash equivalents at beginning of period	116,501	105,064
Cash and cash equivalents at end of period	$113,284	$104,831

Supplemental disclosure:
Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $22	$(32)	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 1, 2009 are not necessarily indicative of the results for the full year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2009, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Segments

The Company’s products are sold and divided among two reportable segments, as defined by Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS No. 131”), to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise from which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options and shares of unvested restricted stock.

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended
	August 1, 2009	August 2, 2008
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding, excluding shares of unvested restricted stock	21,316,776	20,711,656
Dilutive effect of employee stock options and shares of unvested restricted stock	—	939,376
Denominator for diluted (loss) earnings per share	21,316,776	21,651,032

Due to the net loss for the three months ended August 1, 2009, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. During the three months ended August 2, 2008 certain options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 31,000 for the three months ended August 2, 2008.

Recently Issued Accounting Standards

In April 2009, the Financial Accounting Standards Board (“FASB”) issued Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) Opinion No. 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP 107-1 and APB 28-1”). FSP 107-1 and APB 28-1 amend SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements. FSP 107-1 and APB 28-1 also amend APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. FSP 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 107-1 and APB 28-1 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 107-1 and APB 28-1 require comparative disclosures only for periods ending after initial adoption. The adoption of FSP 107-1 and APB 28-1 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”) when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP 115-2 and 124-2”). FSP 115-2 and 124-2 amend the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. FSP 115-2 and 124-2 does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. FSP 115-2 and 124-2 are effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 115-2 and 124-2 do not require disclosures for earlier periods presented for comparative purposes at initial adoption. The adoption of FSP 115-2 and 124-2 did not have a material impact on the Company’s consolidated financial statements.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

In April 2009, the FASB issued FSP FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies” (“FSP 141(R)-1”). FSP 141R-1 amends the provisions in SFAS No. 141(R), “Business Combinations,” for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP 141(R)-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP 141(R)-1 is effective for contingent assets and contingent liabilities acquired in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of FSP 141(R)-1 did not have a material impact on the Company’s consolidated financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”).  SFAS No. 165 establishes standards for reporting events that occur after the balance sheet date, but before financial statements are issued or are available to be issued and is effective for the Company as of August 1, 2009. In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through September 8, 2009, the date the financial statements were issued.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (the “Codification”). This standard replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles,” and establishes only two levels of U.S. generally accepted accounting principles (“GAAP”), authoritative and non-authoritative. The Codification will become the source of authoritative, non-governmental GAAP, except for rules and interpretive releases of the Securities and Exchange Commission (“SEC”), which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. This standard is effective for financial statements for interim or annual reporting periods ending after September 15, 2009. The Company will begin to use the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the quarter ending October 31, 2009. As the Codification was not intended to change or alter existing GAAP, it will not have a material impact on the Company’s consolidated financial statements.

2. Investments

Investments consist of the following:

	August 1, 2009	April 30, 2009
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Pre-refunded municipal bond	$2,016	$2,029
U.S. Treasury bills	25,497	19,494
Total short-term investments	$27,513	$21,523
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,952	$7,156
Total long-term investments	$6,952	$7,156

Held-To-Maturity Securities

At August 1, 2009, the balance of held-to-maturity securities consisted of one pre-refunded municipal bond and U.S. Treasury bills. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities or state and local government securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called. Interest earned from these investments is recorded in interest income.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of August 1, 2009, is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Pre-refunded municipal bond	$2,016	$2	$—	$2,018
U.S. Treasury bills	25,497	—	—	25,497
Total held-to-maturity investments	$27,513	$2	$—	$27,515

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at August 1, 2009, are as follows:

	Cost	Fair Value
	(In thousands)
Due within one year	$27,513	$27,515
Total	$27,513	$27,515

Available-For-Sale Securities

As of August 1, 2009, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 10 to 25 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on August 1, 2009, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of August 1, 2009. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of August 1, 2009, it did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale investments as of August 1, 2009, is as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,900	$—	$(948)	$6,952
Total available-for-sale investments	$7,900	$—	$(948)	$6,952

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at August 1, 2009, are as follows:

	Cost	Fair Value
	(In thousands)
Due after ten years	$7,900	$6,952
Total	$7,900	$6,952

3. Inventories, net

Inventories consist of the following (in thousands):

	August 1, 2009	April 30, 2009
Raw materials	$7,399	$6,055
Work in process	4,913	2,351
Finished goods	8,249	4,585
Inventories, gross	20,561	12,991
Reserve for inventory obsolescence	(1,349)	(1,389)
Inventories, net	$19,212	$11,602

4. Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy prescribed by SFAS No. 157 contains three levels as follows:

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

The Company’s financial assets measured at fair value on a recurring basis subject to the disclosure requirements of SFAS No. 157 at August 1, 2009, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$113,284	$—	$—	$113,284
Auction rate securities	—	—	6,952	6,952
Total	$113,284	$—	$6,952	$120,236

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of August 1, 2009.  Therefore, the Company has classified its auction rate securities as level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2009	$7,156
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(54)
Purchases, issuances and settlements, net	(150)
Balance at August 1, 2009	$6,952
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at August 1, 2009	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.9 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other- than-temporary impairment.

5. Other Comprehensive (Loss) Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended
	August 1, 2009	August 2, 2008

Net (loss) income	$(3,587)	$4,809
Other comprehensive loss, net of tax:
Unrealized losses on long-term investments	(32)	—
Comprehensive (loss) income	$(3,619)	$4,809

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended
	August 1, 2009	August 2, 2008
Beginning balance	$523	$344
Warranty expense	292	186
Warranty costs incurred	(236)	(247)
Ending balance	$579	$283

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $24,011,000 and $13,023,000 for the three months ended August 1, 2009 and August 2, 2008, respectively.

8. Income Taxes

For the three months ended August 1, 2009 and August 2, 2008, the Company recorded a (benefit) provision for income taxes of ($1,807,000) and $2,960,000, respectively, yielding an effective tax rate of 33.5% and 38.1%, respectively. The variance from statutory rates is primarily due to R&D tax credits.

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

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross margin for the segments. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information. Consequently, the Company operates its financial systems as a single segment for accounting and control purposes, maintains a single indirect rate structure across all segments, has no inter-segment sales or corporate elimination transactions, and maintains limited financial statement information by segment.

The segment results are as follows (in thousands):

	Three Months Ended
	August 1,	August 2,
	2009	2008
Revenue:
UAS	$33,310	$46,076
EES	4,630	7,537
Total	37,940	53,613
Gross margin:
UAS	8,979	16,643
EES	1,736	3,940
Total	10,715	20,583
Selling, general and administrative	10,495	8,095
Research and development	5,673	5,260
(Loss) income from operations	(5,453)	7,228
Interest income	59	541
(Loss) income before income taxes	$(5,394)	$7,769

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, long-term investments, self-insured liabilities, accounting for stock-based awards, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2009.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2010 fiscal year ends on April 30, 2010 and our fiscal quarters end on August 1, 2009, October 31, 2009 and January 30, 2010.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended August 1, 2009 Compared to Three Months Ended August 2, 2008

	Three Months Ended
	August 1,	August 2,
	2009	2008
Revenue:
UAS	$33,310	$46,076
EES	4,630	7,537
Total	37,940	53,613
Gross margin:
UAS	8,979	16,643
EES	1,736	3,940
Total	10,715	20,583
Selling, general and administrative	10,495	8,095
Research and development	5,673	5,260
(Loss) income from operations	(5,453)	7,228
Interest income	59	541
(Loss) income before income taxes	$(5,394)	$7,769

Revenue. Revenue for the three months ended August 1, 2009 was $37.9 million, as compared to $53.6 million for the three months ended August 2, 2008, representing a decrease of $15.7 million, or 29%.  UAS revenue decreased $12.8 million, or 28%, to $33.3 million for the three months ended August 1, 2009, primarily due to decreased UAS product deliveries of $14.2 million and lower service revenue of $9.8 million, partially offset by an increase in customer-funded R&D work of $11.2 million. The decrease in UAS product deliveries and service revenue was primarily due to a reduction in our analog Raven B production and services as we prepare for the production and retrofit of Raven B systems integrating our Digital Data Link technology.  The increase in customer-funded R&D work was primarily due to increased activity on the Global Observer contract.  EES revenue decreased by $2.9 million, or 39%, to $4.6 million for the three months ended August 1, 2009.  The decrease in EES revenue was primarily due to decreased product deliveries of Electric Vehicle test systems and fast charge systems.

Cost of Sales. Cost of sales for the three months ended August 1, 2009 was $27.2 million, as compared to $33.0 million for the three months ended August 2, 2008, representing a decrease of $5.8 million, or 18%. The decrease in cost of sales was caused primarily by lower UAS cost of sales of $5.1 million and lower EES cost of sales of $0.7 million.

Gross Margin. Gross margin for the three months ended August 1, 2009 was $10.7 million, as compared to $20.6 million for the three months ended August 2, 2008, representing a decrease of $9.9 million, or 48%. UAS gross margin decreased $7.7 million, or 46%, to $9.0 million for the three months ended August 1, 2009. As a percentage of revenue, gross margin for UAS decreased from 36% to 27% primarily due to lower production and service volume resulting in higher unabsorbed manufacturing and engineering overhead support costs.  EES gross margin decreased $2.2 million, or 56%, to $1.7 million for the three months ended August 1, 2009.  As a percentage of revenue, EES gross margin decreased from 52% to 37% primarily due to overall lower product deliveries resulting in higher unabsorbed manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the three months ended August 1, 2009 was $10.5 million, or 28% of revenue, compared to SG&A expense of $8.1 million, or 15% of revenue, for the three months ended August 2, 2008.  SG&A expense increased $2.4 million primarily due to higher selling and business development costs, increased bid and proposal activity and higher administrative infrastructure costs.

Research and Development. R&D expense for the three months ended August 1, 2009 was $5.7 million, or 15% of revenue, which was higher than R&D expense of $5.3 million, or 10% of revenue, for the three months ended August 2, 2008.  R&D expense increased $0.4 million largely due to increased investment in various development initiatives.

Interest Income. Interest income for the three months ended August 1, 2009 was $0.1 million, as compared to interest income of $0.5 million for the three months ended August 2, 2008, representing a decrease of $0.4 million, or 89%. Interest income decreased primarily due to lower yields on investment grade securities.

Income Tax Expense. Our effective income tax rate was 33.5% for the three months ended August 1, 2009, as compared to 38.1% for the three months ended August 2, 2008.  The decrease in the effective tax rate is due to higher R&D tax credits in the current period.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of August 1, 2009 and April 30, 2009, our funded backlog was approximately $108.7 million and $114.8 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $512.9 million and $510.6 million as of August 1, 2009 and April 30, 2009, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire or are renewed, or new contracts are awarded. A majority of our contracts, specifically our IDIQ contracts, do not currently obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not funded, may be terminated at the convenience of the U.S. government.

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

Recent global market and economic conditions have been unprecedented and challenging with tighter credit conditions and recession in most major economies.  As a result of these market conditions, the cost and availability of credit has been and may continue to be adversely affected by illiquid credit markets and wider credit spreads.  Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers.  These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending.  Continued turbulence in the U.S. and international markets and economies and prolonged declines in business and consumer spending may adversely affect our liquidity and financial condition, and the liquidity and financial condition of our customers, including our ability to access the capital markets to meet liquidity needs. In addition, we maintain significant amounts of cash and cash equivalents at one or more financial institutions that are in excess of federally insured limits. Given the current instability of financial institutions, we cannot be assured that we will not experience losses on these deposits.

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

Cash Flows

The following table provides our cash flow data for the three months ended August 1, 2009 and August 2, 2008 (in thousands):

	Three Months Ended
	August 1, 2009	August 2, 2008
	(Unaudited)
Net cash provided by (used in) operating activities	$4,491	$(3,002)
Net cash (used in) provided by investing activities	$(8,101)	$2,509
Net cash provided by financing activities	$393	$260

Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended August 1, 2009 increased by $7.5 million to $4.5 million, compared to net cash used by operating activities of $3.0 million for the three months ended August 2, 2008. This increase in net cash provided by operating activities was primarily due to lower working capital needs of $21.1 million partially offset by lower income of $8.4 million and lower tax benefits from stock option exercises of $6.4 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $10.6 million to $8.1 million for the three months ended August 1, 2009, compared to net cash provided by investing activities of $2.5 million for the three months ended August 2, 2008. The increase in net cash used in investing activities was primarily due to an increase in net purchases of investments of $10.7 million offset by lower capital expenditures of $0.1 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $0.1 million to $0.4 million for the three months ended August 1, 2009, compared to $0.3 million for the three months ended August 2, 2008.  During the three months ended August 1, 2009, we received proceeds from stock option exercises of $0.4 million.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2009.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report for a discussion of new accounting pronouncements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. Please refer to Item 7A, “Quantitative and Qualitative Disclosures About Market Risk”, contained in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009, for further discussion on quantitative and qualitative disclosures about market risk.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended August 1, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2009.

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

Date: September 9, 2009		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer
(Principal Financial and Accounting Officer)