Form 10-Q
period 2009-10-31
AeroVironment Inc
filed 2009-12-09
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2009

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

As of November 27, 2009, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,535,822.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 31, 2009	April 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,176	$116,501
Short-term investments	26,497	21,523
Accounts receivable, net of allowance for doubtful accounts of $270 at October 31, 2009 and $291 at April 30, 2009	32,279	42,551
Unbilled receivables and retentions	19,916	20,070
Inventories, net	25,106	11,602
Income tax receivable	4,355	3,415
Deferred income taxes	4,155	3,994
Prepaid expenses and other current assets	2,063	1,718
Total current assets	212,547	221,374
Long-term investments	6,817	7,156
Property and equipment, net	19,767	18,218
Deferred income taxes	6,412	6,313
Other assets	103	120
Total assets	$245,646	$253,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,756	$23,990
Wages and related accruals	9,967	10,231
Other current liabilities	4,356	3,686
Liability for uncertain tax positions	730	730
Total current liabilities	30,809	38,637
Deferred rent	1,419	1,463
Liability for uncertain tax positions	5,717	5,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,531,600 at October 31, 2009 and 21,470,481 at April 30, 2009	2	2
Additional paid-in capital	111,816	110,102
Accumulated other comprehensive loss	(606)	(537)
Retained earnings	96,489	97,860
Total stockholders’ equity	207,701	207,427
Total liabilities and stockholders’ equity	$245,646	$253,181

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Revenue:
Product sales	$19,134	$37,259	$27,363	$62,586
Contract services	32,233	28,520	61,944	56,806
	51,367	65,779	89,307	119,392
Cost of sales:
Product sales	11,083	22,445	16,640	36,803
Contract services	20,635	18,347	42,303	37,019
	31,718	40,792	58,943	73,822
Gross margin	19,649	24,987	30,364	45,570
Selling, general and administrative	10,500	7,855	20,995	15,950
Research and development	5,776	4,896	11,449	10,156
Income (loss) from operations	3,373	12,236	(2,080)	19,464
Other income:
Interest income	50	369	109	910
Income (loss) before income taxes	3,423	12,605	(1,971)	20,374
Provision (benefit) for income taxes	1,207	3,546	(600)	6,506
Net income (loss)	$2,216	$9,059	$(1,371)	$13,868
Earnings (loss) per share data:
Basic	$0.10	$0.43	$(0.06)	$0.67
Diluted	$0.10	$0.41	$(0.06)	$0.64
Weighted average shares outstanding:
Basic	21,348,325	20,959,731	21,332,379	20,833,682
Diluted	21,937,784	21,869,417	21,332,379	21,808,061

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 31, 2009	November 1, 2008
Operating activities
Net (loss) income	$(1,371)	$13,868
Adjustments to reconcile net (loss) income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	4,156	2,183
Provision for doubtful accounts	21	80
Deferred income taxes	(215)	(162)
Stock-based compensation	845	404
Tax benefit from exercise of stock options	347	8,806
Excess tax benefit from stock-based compensation	(38)	(77)
Gain (loss) on sale of property and equipment	3	(5)
Changes in operating assets and liabilities:
Accounts receivable	10,251	68
Unbilled receivables and retentions	154	(5,866)
Inventories	(13,504)	(3,078)
Income tax receivable	(902)	(3,713)
Other assets	(328)	566
Accounts payable	(8,234)	(332)
Other liabilities	425	(1,454)
Net cash and cash equivalents (used in) provided by operating activities	(8,390)	11,288
Investing activities
Acquisitions of property and equipment	(5,708)	(5,675)
Net purchases of held-to-maturity investments	(4,974)	—
Net sales of available-for-sale investments	225	5,325
Net cash and cash equivalents used in investing activities	(10,457)	(350)
Financing activities
Excess tax benefit from stock-based compensation	38	77
Exercise of stock options	484	567
Net cash and cash equivalents provided by financing activities	522	644
Net (decrease) increase in cash and cash equivalents	(18,325)	11,582
Cash and cash equivalents at beginning of period	116,501	105,064
Cash and cash equivalents at end of period	$98,176	$116,646

Supplemental disclosure:
Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $45	$69	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results for the full year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2009, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

In preparing these financial statements, the Company has evaluated events and transactions for potential recognition or disclosure through December 8, 2009, the date the financial statements were issued.

Segments

The Company’s products are sold and divided among two reportable segments to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise from which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

Investments

The Company’s investments are accounted for as held-to-maturity and available-for-sale and reported at amortized cost and fair value, respectively.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options and shares of unvested restricted stock.

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Six Months Ended
	October 31, 2009	November 1, 2008	October 31, 2009	November 1, 2008
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,348,325	20,959,731	21,332,379	20,833,682
Dilutive effect of employee stock options and unvested restricted stock	589,459	909,686	—	974,379
Denominator for diluted earnings per share	21,937,784	21,869,417	21,332,379	21,808,061

Due to the net loss for the six months ended October 31, 2009, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. During the three months ended October 31, 2009 and the three and six months ended November 1, 2008 certain options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 900 for the three months ended October 31, 2009.  The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 16,000 and 21,000 for the three and six months ended November 1, 2008.

Recently Issued Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued amended standards for the fair value measurement of liabilities. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards were effective for the Company on November 1, 2009, and did not have a significant impact on the Company’s consolidated financial statements.

In October 2009, the FASB issued new standards for revenue recognition for arrangements with multiple deliverables. These new standards impact the determination of when the individual deliverables included in a multiple-element arrangement may be treated as separate units of accounting. Additionally, these new standards modify the manner in which the transaction consideration is allocated across the separately identified deliverables by no longer permitting the residual method of allocating arrangement consideration. These new standards are effective for the Company beginning on May 1, 2011, however, early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

In October 2009, the FASB issued new standards for the accounting for certain revenue arrangements that include software elements. These new standards amend the scope of pre-existing software revenue guidance by removing from the guidance non-software components of tangible products and certain software components of tangible products. These new standards are effective for the Company beginning on May 1, 2011, however, early adoption is permitted. The Company does not expect these new standards to significantly impact its consolidated financial statements.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following:

	October 31, 2009	April 30, 2009
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Pre-refunded municipal bond	$2,003	$2,029
U.S. Treasury bills	24,494	19,494
Total short-term investments	$26,497	$21,523
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,817	$7,156
Total long-term investments	$6,817	$7,156

Held-To-Maturity Securities

At October 31, 2009, the balance of held-to-maturity securities consisted of one pre-refunded municipal bond and U.S. Treasury bills. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities or state and local government securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 31, 2009, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Pre-refunded municipal bond	$2,003	$—	$(1)	$2,002
U.S. Treasury bills	24,494	4	—	24,498
Total held-to-maturity investments	$26,497	$4	$(1)	$26,500

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2009, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Pre-refunded municipal bond	$2,029	$5	$—	$2,034
U.S. Treasury bills	19,494	5	—	19,499
Total held-to-maturity investments	$21,523	$10	$—	$21,533

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at October 31, 2009, were as follows:

	Cost	Fair Value
	(In thousands)
Due within one year	$26,497	$26,500
Total	$26,497	$26,500

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Available-For-Sale Securities

As of October 31, 2009, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 9 to 25 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 31, 2009, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 31, 2009. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of October 31, 2009, it did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of October 31, 2009, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,825	$—	$(1,008)	$6,817
Total available-for-sale investments	$7,825	$—	$(1,008)	$6,817

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2009, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$8,050	$—	$(894)	$7,156
Total available-for-sale investments	$8,050	$—	$(894)	$7,156

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at October 31, 2009, were as follows:

	Cost	Fair Value
	(In thousands)
Due after five through 10 years	$1,500	$1,362
Due after 10 years	6,325	5,455
Total	$7,825	$6,817

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories, net

Inventories consist of the following (in thousands):

	October 31, 2009	April 30, 2009
Raw materials	$9,635	$6,055
Work in process	6,261	2,351
Finished goods	10,575	4,585
Inventories, gross	26,471	12,991
Reserve for inventory obsolescence	(1,365)	(1,389)
Inventories, net	$25,106	$11,602

4. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at October 31, 2009, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$98,176	$—	$—	$98,176
Auction rate securities	—	—	6,817	6,817
Total	$98,176	$—	$6,817	$104,993

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of October 31, 2009.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2009	$7,156
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(114)
Purchases, issuances and settlements, net	(225)
Balance at October 31, 2009	$6,817
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at October 31, 2009	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.8 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

5. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Net income (loss)	$2,216	$9,059	$(1,371)	$13,868
Other comprehensive loss, net of tax:
Unrealized losses on long-term investments	(37)	—	(69)	—
Comprehensive income (loss)	$2,179	$9,059	$(1,440)	$13,868

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 31, 2009 and November 1, 2008 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Beginning balance	$579	$283	$523	$344
Warranty expense	409	291	701	477
Warranty costs incurred	(402)	(175)	(638)	(422)
Ending balance	$586	$399	$586	$399

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $23,328,000 and $47,781,000 for the three and six months ended October 31, 2009, respectively.  Revenue from customer-funded R&D was approximately $16,061,000 and $29,072,000 for the three and six months ended November 1, 2008, respectively.

8. Income Taxes

For the three and six months ended October 31, 2009, the Company recorded a provision (benefit) for income taxes of $1,207,000 and ($600,000), respectively, yielding an effective tax rate of 35.3% and 30.4%, respectively. The variance from statutory rates is primarily due to R&D tax credits.  For the three and six months ended November 1, 2008, the Company recorded a provision for income taxes of $3,546,000 and $6,506,000, respectively, yielding an effective tax rate of 28.1% and 31.9%, respectively. The variance from statutory rates is primarily due to R&D tax credits.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
Revenue:
UAS	$43,690	$56,456	$77,000	$102,532
EES	7,677	9,323	12,307	16,860
Total	51,367	65,779	89,307	119,392
Gross margin:
UAS	15,822	19,946	24,801	36,589
EES	3,827	5,041	5,563	8,981
Total	19,649	24,987	30,364	45,570
Selling, general and administrative	10,500	7,855	20,995	15,950
Research and development	5,776	4,896	11,449	10,156
Income (loss) from operations	3,373	12,236	(2,080)	19,464
Interest income	50	369	109	910
Income (loss) before income taxes	$3,423	$12,605	$(1,971)	$20,374

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 31, 2009 Compared to Three Months Ended November 1, 2008

	Three Months Ended
	October 31,	November 1,
	2009	2008
Revenue:
UAS	$43,690	$56,456
EES	7,677	9,323
Total	51,367	65,779
Gross margin:
UAS	15,822	19,946
EES	3,827	5,041
Total	19,649	24,987
Selling, general and administrative	10,500	7,855
Research and development	5,776	4,896
Income from operations	3,373	12,236
Interest income	50	369
Income before income taxes	$3,423	$12,605

Revenue. Revenue for the three months ended October 31, 2009 was $51.4 million, as compared to $65.8 million for the three months ended November 1, 2008, representing a decrease of $14.4 million, or 22%.  UAS revenue decreased $12.8 million, or 23%, to $43.7 million for the three months ended October 31, 2009, primarily due to lower UAS product deliveries of $16.1 million and lower service revenue of $3.4 million, partially offset by higher customer-funded R&D of $6.7 million. The decrease in UAS product deliveries and service revenue was primarily due to a reduction in our analog Raven B production and services as we began production and retrofit of Raven B systems with our Digital Data Link technology.  The increase in UAS customer-funded R&D revenue was primarily due to increased activity on the Global Observer program.  EES revenue decreased by $1.6 million, or 18%, to $7.7 million for the three months ended October 31, 2009.  The decrease in EES revenue was primarily due to lower product deliveries of electric vehicle test systems and industrial charging systems.

Cost of Sales. Cost of sales for the three months ended October 31, 2009 was $31.7 million, as compared to $40.8 million for the three months ended November 1, 2008, representing a decrease of $9.1 million, or 22%. The decrease in cost of sales was caused primarily by lower UAS cost of sales of $8.7 million and EES cost of sales of $0.4 million.

Gross Margin. Gross margin for the three months ended October 31, 2009 was $19.6 million, as compared to $25.0 million for the three months ended November 1, 2008, representing a decrease of $5.3 million, or 21%. UAS gross margin decreased $4.1 million, or 21%, to $15.8 million for the three months ended October 31, 2009. As a percentage of revenue, gross margin for UAS increased from 35% to 36%.  EES gross margin decreased $1.2 million, or 24%, to $3.8 million for the three months ended October 31, 2009.  As a percentage of revenue, EES gross margin decreased from 54% to 50% primarily due to product mix.

Selling, General and Administrative.  SG&A expense for the three months ended October 31, 2009 was $10.5 million, or 20% of revenue, compared to SG&A expense of $7.9 million, or 12% of revenue, for the three months ended November 1, 2008.  SG&A expense increased $2.6 million primarily due to higher selling and business development costs, increased bid and proposal activity and higher administrative infrastructure costs.

Interest Income. Interest income for the three months ended October 31, 2009 was $0.1 million, as compared to interest income of $0.4 million for the three months ended November 1, 2008, representing a decrease of $0.3 million, or 86%. Interest income decreased primarily due to lower yields on investment grade securities.

Research and Development. R&D expense for the three months ended October 31, 2009 was $5.8 million, or 11% of revenue, which was higher than R&D expense of $4.9 million, or 7% of revenue, for the three months ended November 1, 2008.  R&D expense increased $0.9 million primarily due to increased investment in various development initiatives.

Income Tax Expense. Our effective income tax rate was 35.3% for the three months ended October 31, 2009, as compared to 28.1% for the three months ended November 1, 2008. The increase was primarily due to lower federal R&D tax credits.

Six Months Ended October 31, 2009 Compared to Six Months Ended November 1, 2008

	Six Months Ended
	October 31,	November 1,
	2009	2008
Revenue:
UAS	$77,000	$102,532
EES	12,307	16,860
Total	89,307	119,392
Gross margin:
UAS	24,801	36,589
EES	5,563	8,981
Total	30,364	45,570
Selling, general and administrative	20,995	15,950
Research and development	11,449	10,156
(Loss) income from operations	(2,080)	19,464
Interest income	109	910
(Loss) income before income taxes	$(1,971)	$20,374

Revenue. Revenue for the six months ended October 31, 2009 was $89.3 million, as compared to $119.4 million for the six months ended November 1, 2008, representing a decrease of $30.1 million, or 25%.  UAS revenue decreased $25.5 million, or 25%, to $77.0 million for the six months ended October 31, 2009, primarily due to lower UAS product deliveries of $30.2 million and lower service revenue of $13.2 million, partially offset by higher customer-funded R&D of $17.9 million.  The decrease in UAS product deliveries and service revenue was primarily due to a reduction in our analog Raven B production and services as we began production and retrofit of Raven B systems with our Digital Data Link technology.  The increase in UAS customer-funded R&D revenue was primarily due to increased activity on the Global Observer program.  EES revenue decreased by $4.6 million, or 27%, to $12.3 million for the six months ended October 31, 2009.  The decrease in EES revenue was primarily due to lower product deliveries of electric vehicle test systems and industrial charging systems.

Cost of Sales. Cost of sales for the six months ended October 31, 2009 was $58.9 million, as compared to $73.8 million for the six months ended November 1, 2008, representing a decrease of $14.9 million, or 20%. The decrease in cost of sales was caused primarily by lower UAS cost of sales of $13.8 million and EES cost of sales of $1.1 million.

Gross Margin. Gross margin for the six months ended October 31, 2009 was $30.4 million, as compared to $45.6 million for the six months ended November 1, 2008, representing a decrease of $15.2 million, or 33%. UAS gross margin decreased $11.8 million, or 32%, to $24.8 million for the six months ended October 31, 2009. As a percentage of revenue, gross margin for UAS decreased from 36% to 32% primarily due to lower production and service volume resulting in higher unabsorbed manufacturing and engineering overhead support costs.  EES gross margin decreased $3.4 million, or 38%, to $5.6 million for the six months ended October 31, 2009.  As a percentage of revenue, EES gross margin decreased from 53% to 45%, primarily due to lower product deliveries resulting in higher unabsorbed manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the six months ended October 31, 2009 was $21.0 million, or 24% of revenue, compared to SG&A expense of $15.9 million, or 13% of revenue, for the six months ended November 1, 2008.  SG&A expense increased $5.1 million primarily due to higher selling and business development costs, increased bid and proposal activity and higher administrative infrastructure costs.

Research and Development. R&D expense for the six months ended October 31, 2009 was $11.4 million, or 13% of revenue, which was higher than R&D expense of $10.2 million, or 9% of revenue, for the six months ended November 1, 2008.  R&D expense increased $1.3 million primarily due to increased investment in various development initiatives.

Interest Income. Interest income for the six months ended October 31, 2009 was $0.1 million, as compared to interest income of $0.9 million for the six months ended November 1, 2008, representing a decrease of $0.8 million, or 88%. Interest income decreased primarily due to lower yields on investment grade securities.

Income Tax Expense. Our effective income tax rate was 30.4% for the six months ended October 31, 2009, as compared to 31.9% for the six months ended November 1, 2008.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 31, 2009 and April 30, 2009, our funded backlog was approximately $107.1 million and $114.8 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $303.5 million and $510.6 million as of October 31, 2009 and April 30, 2009, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. The decline in unfunded backlog from April 30, 2009 to October 31, 2009 resulted primarily from the expiration of an IDIQ-type contract that had been established in 2004.  Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products and services, and marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all.  Although we are currently not a party to any agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 31, 2009 and November 1, 2008 (in thousands):

	Six Months Ended
	October 31, 2009	November 1, 2008
	(Unaudited)
Net cash (used in) provided by operating activities	$(8,390)	$11,288
Net cash used in investing activities	$(10,457)	$(350)
Net cash provided by financing activities	$522	$644

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended October 31, 2009 increased by $19.7 million to $8.4 million, compared to net cash provided by operating activities of $11.3 million for the six months ended November 1, 2008. This increase in net cash used in operating activities was primarily due to lower income of $15.2 million and a reduction in tax benefits from stock-based compensation of $8.4 million, partially offset by higher depreciation of $2.0 million and lower working capital needs of $1.6 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $10.1 million to $10.5 million for the six months ended October 31, 2009, compared to net cash used in investing activities of $0.4 million for the six months ended November 1, 2008. The increase in net cash used in investing activities was primarily due to increased net purchases of short-term investments of $10.3 million, partially offset by redemptions of long-term investments of $0.2 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.1 million to $0.5 million for the six months ended October 31, 2009, compared to net cash provided by financing activities of $0.6 million for the six months ended November 1, 2008.  During the six months ended October 31, 2009, we received proceeds from stock option exercises of $0.5 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 31, 2009, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On September 23, 2009, we held our 2009 annual meeting of stockholders.  As of the date of the meeting, there were 21,509,200 shares of common stock entitled to vote.  There were 20,362,033 shares (94.7% of the shares entitled to vote) represented at the meeting in person or by proxy.  Immediately prior to and following the meeting, our board of directors was comprised Joseph F. Alibrandi, Kenneth R. Baker, Timothy E. Conver, Arnold L. Fishman, Murray Gell-Mann and Charles R. Holland.  The following summarizes vote results for those matters submitted to our stockholders for action at the annual meeting:

1.               Proposal No. 1 to elect Timothy E. Conver and Arnold L. Fishman, who currently serve as directors and were previously appointed by our board of directors, each as a Class III director for a three year term:

Director	For	Withheld
Timothy E. Conver	20,089,087	272,946
Arnold L. Fishman	19,982,652	379,381

2.               Proposal No. 2 to ratify the selection of the accounting firm of Ernst & Young LLP to serve as our independent registered public accounting firm for the fiscal year ending April 30, 2010.

For	Against	Abstain
20,053,074	277,280	31,678

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 9, 2009		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer
(Principal Financial and Accounting Officer)