Form 10-Q
period 2010-01-30
AeroVironment Inc
filed 2010-03-10
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 30, 2010

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

As of February 26, 2010, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,649,826.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 30, 2010	April 30, 2009
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$52,843	$116,501
Short-term investments	67,072	21,523
Accounts receivable, net of allowance for doubtful accounts of $389 at January 30, 2010 and $291 at April 30, 2009	40,860	42,551
Unbilled receivables and retentions	19,319	20,070
Inventories, net	29,713	11,602
Income tax receivable	3,218	3,415
Deferred income taxes	4,304	3,994
Prepaid expenses and other current assets	3,657	1,718
Total current assets	220,986	221,374
Long-term investments	6,582	7,156
Property and equipment, net	19,302	18,218
Deferred income taxes	6,339	6,313
Other assets	86	120
Total assets	$253,295	$253,181
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,745	$23,990
Wages and related accruals	8,026	10,231
Other current liabilities	5,110	3,686
Liability for uncertain tax positions	2,590	730
Total current liabilities	32,471	38,637
Deferred rent	1,346	1,463
Liability for uncertain tax positions	3,195	5,654
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,649,826 at January 30, 2010 and 21,470,481 at April 30, 2009	2	2
Additional paid-in capital	114,023	110,102
Accumulated other comprehensive loss	(746)	(537)
Retained earnings	103,004	97,860
Total stockholders’ equity	216,283	207,427
Total liabilities and stockholders’ equity	$253,295	$253,181

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Revenue:
Product sales	$25,353	$30,160	$52,716	$92,746
Contract services	35,508	22,065	97,452	78,871
	60,861	52,225	150,168	171,617
Cost of sales:
Product sales	15,156	18,682	31,796	55,485
Contract services	22,224	16,866	64,527	53,885
	37,380	35,548	96,323	109,370
Gross margin	23,481	16,677	53,845	62,247
Selling, general and administrative	9,833	7,950	30,828	23,900
Research and development	5,167	4,625	16,616	14,781
Income from operations	8,481	4,102	6,401	23,566
Other income:
Interest income	38	197	147	1,107
Income before income taxes	8,519	4,299	6,548	24,673
Provision (benefit) for income taxes	2,004	(242)	1,404	6,264
Net income	$6,515	$4,541	$5,144	$18,409
Earnings per share data:
Basic	$0.30	$0.21	$0.24	$0.88
Diluted	$0.30	$0.21	$0.23	$0.84
Weighted average shares outstanding:
Basic	21,394,204	21,147,902	21,352,838	20,937,284
Diluted	21,991,067	22,030,603	21,952,140	21,940,482

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 30, 2010	January 31, 2009
Operating activities
Net income	$5,144	$18,409
Adjustments to reconcile net income to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	6,465	3,622
Provision for doubtful accounts	98	175
Deferred income taxes	(196)	(254)
Stock-based compensation	1,258	637
Tax benefit from exercise of stock options	1,855	11,237
Excess tax benefit from stock-based compensation	(46)	(98)
Loss (gain) on sale of property and equipment	3	(5)
Changes in operating assets and liabilities:
Accounts receivable	1,593	(465)
Unbilled receivables and retentions	751	(2,514)
Inventories	(18,111)	(4,456)
Income tax receivable	243	(5,926)
Other assets	(1,905)	1,020
Accounts payable	(7,245)	1,648
Other liabilities	(1,497)	(2,148)
Net cash and cash equivalents (used in) provided by operating activities	(11,590)	20,882
Investing activities
Acquisitions of property and equipment	(7,552)	(8,905)
Proceeds from sale of property and equipment	—	9
Net purchases of held-to-maturity investments	(45,549)	(21,514)
Net sales of available-for-sale investments	225	5,325
Net cash and cash equivalents used in investing activities	(52,876)	(25,085)
Financing activities
Excess tax benefit from stock-based compensation	46	98
Exercise of stock options	762	979
Net cash and cash equivalents provided by financing activities	808	1,077
Net decrease in cash and cash equivalents	(63,658)	(3,126)
Cash and cash equivalents at beginning of period	116,501	105,064
Cash and cash equivalents at end of period	$52,843	$101,938

Supplemental disclosure:
Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $140 and $365, respectively	$(209)	$(549)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 30, 2010 are not necessarily indicative of the results for the full year ending April 30, 2010. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2009, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Nine Months Ended
	January 30, 2010	January 31, 2009	January 30, 2010	January 31, 2009
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,394,204	21,147,902	21,352,838	20,937,284
Dilutive effect of employee stock options and unvested restricted stock	596,863	882,701	599,302	1,003,198
Denominator for diluted earnings per share	21,991,067	22,030,603	21,952,140	21,940,482

During the three and nine months ended January 30, 2010 and January 31, 2009, certain options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 11,000 and 14,000 for the three and nine months ended January 30, 2010, respectively.  The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 11,000 and 19,000 for the three and nine months ended January 31, 2009, respectively.

Recently Issued Accounting Standards

In August 2009, the Financial Accounting Standards Board (“FASB”) issued amended standards for the fair value measurement of liabilities. These amended standards clarify that in circumstances in which a quoted price in an active market for the identical liability is not available, the Company is required to use the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities, or quoted prices for similar liabilities when traded as assets. If these quoted prices are not available, the Company is required to use another valuation technique, such as an income approach or a market approach. These amended standards were adopted by the Company on November 1, 2009, and did not have a significant impact on the Company’s consolidated financial statements.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	January 30, 2010	April 30, 2009

Short-term investments:
Held-to-maturity securities:
Pre-refunded municipal bond	$—	$2,029
U.S. Treasury bills	67,072	19,494
Total short-term investments	$67,072	$21,523
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,582	$7,156
Total long-term investments	$6,582	$7,156

Held-To-Maturity Securities

At January 30, 2010, the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$67,072	$8	$—	$67,080
Total held-to-maturity investments	$67,072	$8	$—	$67,080

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

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at January 30, 2010, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$67,072	$67,080
Total	$67,072	$67,080

Available-For-Sale Securities

As of January 30, 2010, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 9 to 25 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 30, 2010, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 30, 2010. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of January 30, 2010, it did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of January 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,825	$—	$(1,243)	$6,582
Total available-for-sale investments	$7,825	$—	$(1,243)	$6,582

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2009, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$8,050	$—	$(894)	$7,156
Total available-for-sale investments	$8,050	$—	$(894)	$7,156

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at January 30, 2010, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,500	$1,322
Due after 10 years	6,325	5,260
Total	$7,825	$6,582

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories, net

Inventories consist of the following (in thousands):

	January 30, 2010	April 30, 2009
Raw materials	$9,484	$6,055
Work in process	10,265	2,351
Finished goods	11,304	4,585
Inventories, gross	31,053	12,991
Reserve for inventory obsolescence	(1,340)	(1,389)
Inventories, net	$29,713	$11,602

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

•     Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 30, 2010, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$52,843	$—	$—	$52,843
Auction rate securities	—	—	6,582	6,582
Total	$52,843	$—	$6,582	$59,425

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of January 30, 2010.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2009	$7,156
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(349)
Purchases, issuances and settlements, net	(225)
Balance at January 30, 2010	$6,582
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 30, 2010	$—

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

5. Other Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Net income	$6,515	$4,541	$5,144	$18,409
Other comprehensive loss, net of tax:
Unrealized losses on long-term investments	(140)	(549)	(209)	(549)
Comprehensive income	$6,375	$3,992	$4,935	$17,860

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 30, 2010 and January 31, 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009

Beginning balance	$586	$399	$523	$344
Warranty expense	356	295	1,057	772
Warranty costs incurred	(278)	(194)	(916)	(616)
Ending balance	$664	$500	$664	$500

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $16,299,000 and $64,080,000 for the three and nine months ended January 30, 2010, respectively.  Revenue from customer-funded R&D was approximately $16,844,000 and $45,917,000 for the three and nine months ended January 31, 2009, respectively.

8. Income Taxes

For the three and nine months ended January 30, 2010, the Company recorded a provision for income taxes of $2,004,000 and $1,404,000, respectively, yielding an effective tax rate of 23.5% and 21.4%, respectively. The variance from statutory rates is primarily due to R&D tax credits.  For the three and nine months ended January 31, 2009, the Company recorded (benefits) provisions for income taxes of ($242,000) and $6,264,000, respectively, yielding an effective tax rate of negative 5.6% and 25.4%, respectively. The variance from statutory rates is primarily due to R&D tax credits.

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

The segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2010	2009	2010	2009
Revenue:
UAS	$55,089	$43,394	$132,089	$145,926
EES	5,772	8,831	18,079	25,691
Total	60,861	52,225	150,168	171,617
Gross margin:
UAS	21,125	13,461	45,926	50,050
EES	2,356	3,216	7,919	12,197
Total	23,481	16,677	53,845	62,247
Selling, general and administrative	9,833	7,950	30,828	23,900
Research and development	5,167	4,625	16,616	14,781
Income from operations	8,481	4,102	6,401	23,566
Interest income	38	197	147	1,107
Income before income taxes	$8,519	$4,299	$6,548	$24,673

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 30, 2010 Compared to Three Months Ended January 31, 2009

	Three Months Ended
	January 30,	January 31,
	2010	2009

Revenue:
UAS	$55,089	$43,394
EES	5,772	8,831
Total	60,861	52,225
Gross margin:
UAS	21,125	13,461
EES	2,356	3,216
Total	23,481	16,677
Selling, general and administrative	9,833	7,950
Research and development	5,167	4,625
Income from operations	8,481	4,102
Interest income	38	197
Income before income taxes	$8,519	$4,299

Revenue. Revenue for the three months ended January 30, 2010 was $60.9 million, as compared to $52.2 million for the three months ended January 31, 2009, representing an increase of $8.7 million, or 17%.  UAS revenue increased $11.7 million, or 27%, to $55.1 million for the three months ended January 30, 2010, primarily due to increased UAS service revenue of $13.5 million, partially offset by lower product deliveries of $0.6 million and customer-funded R&D work of $1.2 million. The increase in UAS service revenue was primarily due to the retrofitting of our analog Raven B systems with our Digital Data Link technology.  EES revenue decreased by $3.1 million, or 35%, to $5.8 million for the three months ended January 30, 2010.  The decrease in EES revenue was primarily due to decreased product deliveries of electric vehicle test systems and industrial fast charge systems.

Cost of Sales. Cost of sales for the three months ended January 30, 2010 was $37.4 million, as compared to $35.5 million for the three months ended January 31, 2009, representing an increase of $1.9 million, or 5%. The increase in cost of sales was caused primarily by higher UAS cost of sales of $4.0 million, partially offset by lower EES cost of sales of $2.1 million.

Gross Margin. Gross margin for the three months ended January 30, 2010 was $23.5 million, as compared to $16.7 million for the three months ended January 31, 2009, representing an increase of $6.8 million, or 41%. UAS gross margin increased $7.7 million, or 57%, to $21.1 million for the three months ended January 30, 2010. As a percentage of revenue, gross margin for UAS increased from

31% to 38% primarily due to lower program costs and a higher mix of fixed price contracts versus cost-reimbursable contracts.  During the same period of the prior year, gross margins were impacted by a reduced indirect rate application.  EES gross margin decreased $0.9 million, or 27%, to $2.4 million for the three months ended January 30, 2010.  As a percentage of revenue, EES gross margin increased from 36% to 41% primarily due to product mix.

Selling, General and Administrative.  SG&A expense for the three months ended January 30, 2010 was $9.8 million, or 16% of revenue, compared to SG&A expense of $7.9 million, or 15% of revenue, for the three months ended January 31, 2009.  SG&A expense increased $1.9 million primarily due to higher selling and business development costs and increased bid and proposal activity.

Research and Development. R&D expense for the three months ended January 30, 2010 was $5.2 million, or 8% of revenue, which was higher than R&D expense of $4.6 million, or 9% of revenue for the three months ended January 31, 2009.  The increase in R&D expense of $0.5 million was primarily due to increased investments in support of electric vehicle charging infrastructure.

Interest Income. Interest income for the three months ended January 30, 2010 was $38,000, which was lower than interest income of $197,000 for the three months ended January 31, 2009.  Interest income decreased primarily due to lower yields and lower average investment portfolio balances.

Income Tax Expense. Our effective income tax rate was 23.5% for the three months ended January 30, 2010, as compared to negative 5.6% for the three months ended January 31, 2009. This increase was primarily due to lower amounts of tax benefits related to federal R&D tax credits than in the prior year.

Nine Months Ended January 30, 2010 Compared to Nine Months Ended January 31, 2009

	Nine Months Ended
	January 30,	January 31,
	2010	2009

Revenue:
UAS	$132,089	$145,926
EES	18,079	25,691
Total	150,168	171,617
Gross margin:
UAS	45,926	50,050
EES	7,919	12,197
Total	53,845	62,247
Selling, general and administrative	30,828	23,900
Research and development	16,616	14,781
Income from operations	6,401	23,566
Interest income	147	1,107
Income before income taxes	$6,548	$24,673

Revenue. Revenue for the nine months ended January 30, 2010 was $150.2 million, as compared to $171.6 million for the nine months ended January 31, 2009, representing a decrease of $21.4 million, or 12%.  UAS revenue decreased $13.8 million, or 9%, to $132.1 million for the nine months ended January 30, 2010, primarily due to decreased UAS product deliveries of $30.9 million, partially offset by higher customer-funded R&D work of $16.8 million.  The decrease in UAS product deliveries was primarily due to a reduction in our analog Raven B production as we transitioned into the production of Raven B systems with our new Digital Data Link technology.  The increase in UAS customer-funded R&D revenue was primarily due to increased activity on the Global Observer program.  EES revenue decreased by $7.6 million, or 30%, to $18.1 million for the nine months ended January 30, 2010.  The decrease in EES revenue was primarily due to decreased product deliveries of electric vehicle test systems and industrial fast charge systems.

Cost of Sales. Cost of sales for the nine months ended January 30, 2010 was $96.3 million, as compared to $109.4 million for the nine months ended January 31, 2009, representing a decrease of $13.1 million, or 12%. The decrease in cost of sales was caused by lower UAS cost of sales of $9.7 million and EES cost of sales of $3.4 million.

Gross Margin. Gross margin for the nine months ended January 30, 2010 was $53.8 million, as compared to $62.2 million for the nine months ended January 31, 2009, representing a decrease of $8.4 million, or 13%. UAS gross margin decreased $4.1 million, or 8%, to $45.9 million for the nine months ended January 30, 2010. As a percentage of revenue, gross margin for UAS increased from 34% to 35%.  EES gross margin decreased $4.3 million, or 35%, to $7.9 million for the nine months ended January 30, 2010.  As a percentage of revenue, EES gross margin decreased from 47% to 44%.

Selling, General and Administrative.  SG&A expense for the nine months ended January 30, 2010 was $30.8 million, or 21% of revenue, compared to SG&A expense of $23.9 million, or 14% of revenue, for the nine months ended January 31, 2009.  SG&A expense increased $6.9 million primarily due to higher selling and business development costs, increased bid and proposal activity and higher administrative infrastructure costs.

Research and Development. R&D expense for the nine months ended January 30, 2010 was $16.6 million, or 11% of revenue, which was higher than R&D expense of $14.8 million, or 9% of revenue, for the nine months ended January 31, 2009.  The increase in R&D expense of $1.8 million was primarily due to increased investments in support of electric vehicle charging infrastructure.

Interest Income. Interest income for the nine months ended January 30, 2010 was $0.1 million, which was lower than interest income of $1.1 million for the nine months ended January 31, 2009.  Interest income decreased primarily due to lower yields and lower average investment portfolio balances.

Income Tax Expense. Our effective income tax rate was 21.4% for the nine months ended January 30, 2010, as compared to 25.4% for the nine months ended January 31, 2009.  The decrease was primarily due to tax benefits related to federal R&D tax credits that were higher as a percentage of taxable income when compared to the prior year, which resulted in a lower effective tax rate.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 30, 2010 and April 30, 2009, our funded backlog was approximately $98.7 million and $114.8 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $346.3 million and $510.6 million as of January 30, 2010 and April 30, 2009, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. The decline in unfunded backlog from April 30, 2009 to January 30, 2010 resulted primarily from the expiration of an IDIQ-type contract that had been established in 2004.  Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 30, 2010 and January 31, 2009 (in thousands):

	Nine Months Ended
	January 30, 2010	January 31, 2009
	(Unaudited)
Net cash (used in) provided by operating activities	$(11,590)	$20,882
Net cash used in investing activities	$(52,876)	$(25,085)
Net cash provided by financing activities	$808	$1,077

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended January 30, 2010 increased by $32.5 million to $11.6 million, compared to net cash provided by operating activities of $20.9 million for the nine months ended January 31, 2009. This increase in net cash used in operating activities was primarily due to lower income of $13.3 million, a reduction in tax benefits from stock-based compensation of $9.3 million and higher working capital needs of $13.3 million, partially offset by higher depreciation of $2.8 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $27.8 million to $52.9 million for the nine months ended January 30, 2010, compared to net cash used in investing activities of $25.1 million for the nine months ended January 31, 2009. The increase in net cash used in investing activities was primarily due to an increase in net purchases of investments of $29.1 million, partially offset by lower acquisition of property and equipment of $1.4 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.3 million to $0.8 million for the nine months ended January 30, 2010, compared to $1.1 million for the nine months ended January 31, 2009.  During the nine months ended January 30, 2010, we received proceeds from stock option exercises of $0.8 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1†	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command, as amended as of December 2, 2009.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

†                    Confidential treatment has been requested for portions of this exhibit.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2010		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Stephen C. Wright
Stephen C. Wright
Chief Financial Officer
(Principal Financial and Accounting Officer)