Form 10-K
period 2010-04-30
AeroVironment Inc
filed 2010-06-25
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2010
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 31, 2009 was approximately $458.6 million.

         As of June 11, 2010, the issuer had 21,753,413 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2010, are incorporated by reference into Part III of this Form 10-K.

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

  •
  the extensive regulatory requirements governing our contracts with the U.S. government and the results of any audit or investigation of our compliance therewith;

  •
  the potential need for changes in our long-term strategy in response to future developments;

  •
  unexpected changes in significant operating expenses, including components and raw materials;

  •
  changes in the supply, demand and/or prices for our products;

  •
  increased competition, including from firms that have substantially greater resources than we have;

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

Item 1.    Business.

Overview

        We design, develop, produce and support a technologically-advanced portfolio of unmanned aircraft systems, or UAS, that we supply primarily to organizations within the U.S. Department of Defense, or DoD, charging systems for electric vehicle batteries and power cycling and test systems that we supply to commercial and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline, some of which we receive customer funding to develop, others we fund ourselves, will emerge as new growth platforms in the future, creating additional market opportunities.

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

        Our Unmanned Aircraft Systems business segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems business segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for clean transportation.

Our Strategy

        As a technology company, our strategy is to develop innovative new solutions that enable us to enter large markets, gain market share, and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we have been able to enter markets that would otherwise have only been available to large, entrenched competitors. Our goal is to achieve market adoption of new solutions leading to complete product lines with their own product lifecycles.

        We intend to grow our business by maintaining leadership in the markets for UAS, electric vehicle charging systems and power cycling and test systems and by creating new solutions that enable us to enter and lead new markets. Key components of this strategy include the following:

        Expand our current solutions to existing and new customers.    Our small UAS, electric vehicle charging systems and power cycling and test systems are leading solutions in their respective North American markets. We intend to increase the penetration of our small UAS products within the U.S. military, the military forces of allied nations and non-military U.S. customers. We believe that the increased use of our small UAS in the U.S. military will be a catalyst for increased demand by allied countries, and that our efforts to pursue new applications will help to create non-military opportunities. We similarly intend to increase the penetration of our electric vehicle charging systems and power cycling and test systems into existing and new customers in North America and globally.

        Deliver innovative new solutions.    Innovation is the primary driver of our growth. We plan to continue research and development efforts to develop better, more capable products, services and business models, both in response to and in anticipation of customer needs. In some cases these innovations manifest themselves as upgrades to existing offerings, expanding our footprint among existing customers and markets. In other cases these innovations become entirely new solutions that represent potential new markets, customers and business opportunities. We believe that by continuing to invest in research and development we will continue to deliver innovative, new products and services that address market needs within and outside of our current target markets, enabling us to create new opportunities for growth.

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

Our Customers

        We sell the majority of our small UAS and UAS services to organizations within the DoD. Our Efficient Energy Systems business segment generates revenue from commercial and, to a lesser extent, government customers.

        During our fiscal year ended April 30, 2010, approximately 44% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other services of the DoD. Other U.S. government agencies and government subcontractors accounted for 42% of our sales revenue, while purchases by foreign and commercial customers accounted for the remaining 14% of sales revenue during our fiscal year ended April 30, 2010.

Industry Background

  Small UAS

        The market for our small UAS has grown significantly over the last several years due to the U.S. military's post-Cold War transformation and the demands associated with the current global threat environment. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved, distributed observation and targeting of combat enemies who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Sky Warrior and Reaper, to small systems, such as our Raven, Wasp and Puma, are an integral component of this transforming military force because they provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Our small UAS can provide real-time observation and communication capabilities to the small units who directly control them. As we explore opportunities to develop new markets for our small UAS, such as border surveillance, law enforcement and petrochemical industry infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications once rules are established for their safe and effective operation in the national airspace.

  Stratospheric Persistent UAS

        We believe a market opportunity exists for UAS that can fly for multiple days to perform continuous remote sensing and communications relay missions in an affordable manner. The emergence of distributed military threats in geographic areas with limited communications infrastructure has prompted U.S. military forces to deploy solutions to manage the increasing volume of data generated by their operations in those areas. Existing solutions such as communications satellites, manned aircraft and unmanned aircraft address some of this emerging demand for bandwidth, but do so at relatively high financial and resource costs. Given the nature of asymmetrical warfare, with embedded military adversaries who operate in population centers, rural areas and remote locations, the ability to observe areas of interest on a continuous basis with high resolution sensors remains a critical and largely unmet need. Geosynchronous satellites provide fixed, continuous communications relay capabilities to much of the globe, but they operate nearly 25,000 miles from the surface of the earth, therefore limiting bandwidth and requiring relatively larger, higher power ground stations. Observation satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in limited coverage over specific areas of interest, and significant periods of time during which they do not cover those areas. An unmanned aircraft system that is capable of operating for extended periods of time over an area of interest without coverage gaps while carrying a communications relay or observation payload in an affordable manner could help to address this need.

  Loitering Airborne Munitions Systems

        The age-old pursuit of weapons capable of striking their targets with high precision while minimizing the risk to surrounding civilians, property and the user has been furthered in recent years by advances in enabling technologies. Weapons such as laser-guided missiles, "smart" bombs and GPS-guided artillery shells have dramatically improved the accuracy of attacks against hostile targets. Most of these weapons systems typically are operated by elements of the armed forces that are geographically removed from the target area, requiring advanced planning and coordination to enable their use. When ground forces find themselves engaged in a firefight or near a target, their ability to deploy and use a precision weapon system quickly and easily can mean the difference between mission success and failure. Embedding a lethal payload into a man-portable unmanned aircraft system could provide warfighters with a valuable alternative to existing airborne munitions systems.

  Electric Vehicle Charging Systems

        Electric and hybrid electric vehicles require on-board battery packs to provide the energy that powers their operation. These battery packs range in size, weight and energy content. As drivers operate electric vehicles, their battery packs discharge energy similar to the way an internal combustion vehicle consumes gasoline as it is driven. In order to continue operating, the driver of an electric vehicle must either replace the depleted battery pack with a fully charged pack or recharge the pack while it remains in the vehicle. Because of the differences in battery size and composition, as well as the operational requirements associated with each vehicle, there exist a variety of charging systems designed to support the operation of these vehicles. These charging systems range from relatively slow charging devices that require many hours to completely recharge a battery pack, to extremely fast chargers that can do so in a very short amount of time.

  Industrial Electric Vehicle Charging Systems

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

        Electric industrial vehicles are powered by large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi-shift fleet operations, traditional charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave their work area when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver or in some cases a dedicated battery attendant must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in thousands of facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and negatively affect the battery's life.

  Passenger and Fleet Electric Vehicle Charging Systems

        A number of factors contribute to a growing appetite on the part of consumers, governments and automakers for vehicles that do not rely on fossil fuels. These factors include:

  •
  concerns regarding the environmental impact of resource extraction and carbon emissions associated with fossil fuel-based transportation;

  •
  growing awareness of the geopolitical and economic costs associated with the current dependence on petroleum imports;

  •
  increasing government funding to support "clean tech" technologies;

  •
  anticipation of future energy price volatility; and

  •
  the increasing demand for automobiles in large, rapidly growing markets such as China and India and the resulting growing demand for fossil fuels.

        In response to these factors numerous automotive manufacturers around the world are developing and planning to introduce modern plug-in electric and hybrid vehicles for everyday consumer and fleet transportation. Vehicles in this class will incorporate battery electric drive systems either in a dedicated format in which an onboard battery pack supplies electricity to an electric motor, or in an advanced hybrid format in which an onboard battery pack provides electricity to an electric motor, and a small onboard internal combustion engine recharges the battery as needed. An all-battery electric vehicle, or BEV, requires that its battery pack be recharged from an external power source or be replaced with a fully charged battery pack. An advanced hybrid vehicle requires that it be charged from an external power source to minimize gasoline consumption and vehicle carbon emissions.

        Most electric vehicles will likely be recharged using external systems installed at home, work and at public places such as shopping centers, supermarkets and locations similar to gasoline stations. Battery swapping is not considered to be a practical solution for widespread BEV use given its cost, complexity, physical wear and tear on the battery pack and the requirement for standardization of battery pack design and vehicle configuration to enable it. With a number of new consumer electric vehicle models scheduled to enter the market beginning in late 2010 there exists a need for the implementation of charging infrastructure to enable their safe, reliable and practical recharging.

        The rate at which a device can recharge a battery pack depends on the amount of power available, the size of the battery pack, the battery pack's ability to receive a charge, the existence of an onboard controller and the device's capacity for transferring electricity from the electric grid to the battery pack. Electric vehicle charging systems are segmented into three general categories: Level 1 systems are power cords that plug into a standard 110 volt AC outlet and provide a very slow recharge that could require up to 24 hours for certain batteries; Level 2 systems require installation into a 220 volt AC circuit and are capable of fully recharging certain battery packs overnight; and DC systems typically require installation into a 440 volt AC circuit and are capable of fully recharging battery packs designed to accept such a charge in minutes. We believe that broad adoption of electric vehicles will require a mix of these types of charging systems, distributed so as to make them accessible to drivers when and where they need them.

  Power Cycling and Test Systems

        Developers and manufacturers of plug-in electric and hybrid vehicles typically conduct a variety of tests on the electric propulsion and storage systems that form the core of their vehicles. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and include long term testing to simulate the rigors of real-world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Global interest in alternative energy transportation solutions, including plug-in electric and hybrid vehicles, has increased and has served as a driver of increased demand for electric vehicle and component test systems. This demand spans commercial, government, military and university research and development labs as well as commercial manufacturing facilities as more funding and attention are focused on clean transportation.

Our Solutions

  UAS Products

        Our small UAS, including Raven, Wasp, and Puma, are designed to provide valuable Intelligence, Surveillance and Reconnaissance, or ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual warfighter, thereby increasing flexibility in mission planning and execution. Our small unmanned aircraft wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors directly to a hand-held ground control system, enabling the operator to view and capture images, during the day or at night, on a hand-held ground control unit. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and also provide for manual flight operation. These ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, graphical user interface. All of our production small unmanned aircraft operate from our common ground control unit.

        All of our small UAS are designed to be man-portable, assembled without tools in less than five minutes and launched and operated by one person, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by replaceable modular battery packs that can be changed in seconds, enabling rapid return to flight. All of our small UAS can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

        In military applications, our systems enable tactical leaders to observe the next corner, intersection or ridgeline in real-time. This information facilitates faster, safer movement through urban and mountainous environments and can enable troops to be proactive based on field intelligence rather than being forced to react to an attack. Moreover, by providing this information, our small UAS reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for force protection, combat observation and damage assessment missions. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets directly to warfighters.

        Our small UAS also include spare equipment, alternative payload modules, batteries, chargers, repair services and customer support. We provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

        Each system in our small UAS portfolio typically includes three aircraft, our common and interoperable hand-held ground control unit and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Raven	4.5	4.2	Vertical autonomous landing capable	Electro-optical or infrared	6.0	90
Wasp	2.4	1.0	Horizontal autonomous landing capable	Electro-optical and infrared	3.0	45
Puma	9.2	13	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom electro-optical and infrared	9.0	120

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

        During fiscal 2010 we began production of new Raven systems incorporating our digital data link, DDL, and retrofit kits to convert customers' analog Raven systems to digital communications format. The result of a successful development program, DDL enhances the capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can be operated in a given area. Additionally, our DDL enables each air vehicle to operate as an IP, or Internet-Protocol, addressable hub capable of routing and relaying data to and from multiple other nodes on this ad hoc network. This capability will enable beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

  UAS Services

        In support of our small UAS we offer a suite of services that help to ensure the successful operation of our products by our customers. We provide spare parts as well as repair, refurbishment and replacement services through our services operation. We designed our services operation to minimize supply chain delays and provide our customers with spare parts, replacement aircraft and support whenever and wherever they need them. We developed an Internet-accessible logistics system to provide our customers with the status of their returned products and their inventory that we help manage. This secure system also provides recent parts and repairs history and tracks usage data to enable inventory optimization forecasting. Our Simi Valley, California facility, also serves as the primary depot for repairs and spare parts.

        We provide complete training services to support all of our small UAS. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers' wide variety of training needs on both production and development-stage systems. We also offer turnkey flight operation services to customers requiring the information generated by our small UAS.

        We provide contract engineering services in support of customer-funded research and development projects. These types of projects typically involve developing new solutions and improvements to existing solutions that we introduce as retrofits or upgrades

        The U.S. Army projects its total demand for our Raven small UAS at approximately 2,182 new systems, of which we had delivered approximately 70% as of April 30, 2010. For the fiscal years ended April 30, 2010, 2009 and 2008, our UAS segment products and services accounted for 90%, 85% and 86%, respectively, of our revenue.

  Efficient Energy Systems Products

        Our Efficient Energy Systems business segment produces industrial productivity and clean transportation solutions for commercial and government customers, develops new potential clean transportation solutions, and performs contract engineering services. These solutions consist of PosiCharge electric vehicle charging systems for industrial electric material handling fleets, electric vehicle charging systems for passenger and fleet vehicles, and power cycling and test systems for developers and manufacturers of plug-in electric and advanced hybrid vehicles as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2010, 2009 and 2008, Efficient Energy Systems sales accounted for 10%, 15% and 14%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base will support increased penetration into target markets.

  Industrial Electric Vehicle Charging Systems

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

        The proprietary battery charging algorithms built into PosiCharge systems, which are tailored to battery type, brand and size, maximize the rate at which energy is sent into the battery while minimizing heat generation and its damaging effects. We developed these algorithms over years of advanced battery testing and usage. We believe our work to develop these algorithms contributed to the major battery manufacturers offering battery warranties for fast charge, which provided a critical assurance to customers that fast charge systems would not harm their batteries. In combination with a weekly equalization charge that balances all the cells within the battery pack, our "intelligent" charging process enhances the performance of batteries and helps them to achieve improved operation. We believe that competitive fast charge and conventional charge systems, which lack our current and voltage regulating tailored charge algorithms and monitoring capabilities, may actually contribute to lower battery performance and lifespan, ultimately resulting in higher battery costs and degraded vehicle performance.

        We project that PosiCharge system customers typically begin to realize cost savings when compared to battery changing within the first twelve months of operation. Operators of large fleets of electric industrial vehicles who use PosiCharge systems in multiple settings, including factories, distribution centers, cold storage facilities and airport tarmacs, include Ford Motor Company, SYSCO Corporation, Southwest Airlines and IKEA.

        Our PosiCharge systems and support products range from lower-power devices for smaller, less heavily-used vehicles to high-power devices for large, heavy-duty vehicles, and are capable of charging from one to 16 vehicles concurrently, depending on the needs of the operation. Included in our product line are systems for indoor and outdoor use, such as for airport ground support equipment. We also supply accessories to help our customers integrate PosiCharge systems into their operations. These accessories include automated battery watering systems, charge status indicator lights, battery-mounted fans and cable management options.

  Power Cycling and Test Systems

        We supply a line of power cycling and test systems to research and development organizations that focus on developing electric propulsion systems, electric generation systems and electricity storage systems. Customers employ these electric load and sink systems to test batteries, electric motors and fuel cell systems.

        Our line of DC test systems has the flexibility to perform a variety of supplier load tests. With a full power range (+/-5kW to +/-800kW) of bi-directional DC equipment, our power cycling and test systems can handle virtually any DC supply or load requirement—from lead acid to the latest Li-ion batteries to fuel cells with integrated power electronics. In addition, these systems can emulate any drive train component, enabling the testing of individual components or partial drive trains accurately and realistically, allowing true hardware-in-the-loop testing. We also offer flexible software control options - via the C language Remote Operation System or ROS, Windows-based languages such as LabVIEW or CAN.

  Contract Engineering Services

        We actively pursue internally and externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our Efficient Energy Systems business segment represent a strategic source of innovation for us, and an increasing portion of our business involves providing advanced battery module and pack testing services to automotive manufacturers in support of their plug-in electric and hybrid vehicle development programs. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business. Consequently, while these projects typically add to our operating margin, we are not seeking to grow this service offering at this time.

Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2010 and April 30, 2009, our funded backlog was approximately $72.3 million and $114.8 million, respectively. We expect that 87% of our funded backlog will be filled during our fiscal year ending April 30, 2011.

        In addition to our funded backlog, we had unfunded backlog of $269.4 and $510.6 million as of April 30, 2010 and April 30, 2009, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Technology, Research and Development

  Technological Competence and Intellectual Property

        Our company was founded by the late Dr. Paul B. MacCready, the former Chairman of our board of directors and an internationally renowned innovator who was instrumental in establishing our entrepreneurial and creative culture. This culture has enabled us to attract and retain highly-motivated, talented employees and has established our reputation as an innovator.

        The innovations of our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern consumer electric car (the EV1 prototype for General Motors); the world's highest flying airplane in level flight, Helios, a solar-powered UAS that reached over 96,000 feet in 2001; and, more recently, Global Observer, the world's first liquid hydrogen-powered UAS. The Smithsonian Institution has selected five vehicles developed by us for its permanent collection. Our history of innovation excellence is the result of our creative and skilled employees whom we encourage to innovate and develop new technologies.

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

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of unmanned aircraft system and advanced energy technologies. As of April 30, 2010, we had 64 U.S. patents issued, 61 U.S. patent applications pending, and numerous foreign patents and applications. In many cases, when appropriate, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection in order to preserve confidentiality.

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

  Research, Development and Commercialization Projects

        One important aspect of our technology research and development activity is the development and commercialization of innovative solutions that we believe can become new products and open opportunities for us to enter large new markets or accelerate the growth of our current products. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, these projects will be successfully commercialized, or the exact level of capital expenditures they could require, which could be substantial. In our fiscal year 2010, we transitioned our Digital Data Link, a communications capability for our small UAS, from development to production. Four development programs are described below.

        Global Observer.    Global Observer is a high-altitude, long-endurance UAS under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. The continuation of years of research with both our own and U.S. government development funding, the configuration now being developed under a three-year joint capabilities technology demonstration program, or JCTD, with several agencies of the U.S. government is being designed to operate at up to 65,000 feet for up to a week between landings. We expect the efficiency and endurance (three to four times the longest flight time of existing fixed-wing aerial options) of this UAS to provide for dramatically lower operating and total life cycle costs for missions where persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a twelve-mile-high, redeployable satellite, providing a footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

        Switchblade.    We are developing a packaged, tube-launched UAS that is designed to deliver different payloads in different sizes and configurations based on mission requirements. One example of this offering is a single-use, hand-held, small UAS with the ability to destroy a target with minimal collateral damage through the detonation of an onboard explosive upon impact. This system would be launched by a single individual and operated through the standard ground control unit used to control our other small unmanned air vehicles. This version of Switchblade is being designed to allow the operator to identify a threat using visual information transmitted from the aircraft to the ground control unit, lock-on to the target, and neutralize the target by triggering an autonomous terminal guidance phase which results in the aircraft's impact with the target and simultaneous detonation of the explosive payload. We believe that recent combat experience indicates that such a capability would be of great value and could significantly improve the ability to neutralize hostile elements, such as snipers, machine gunners and mortar launchers. Development of this system under customer funding has achieved desired milestones including demonstrating dynamic target tracking and real-time aircraft course correction and high precision, as well as launching from multiple platforms.

        Stealthy Perch and Persistent Stare UAS.    We are under contract to develop a small UAS capable of performing "hover/perch and stare" missions. The Stealthy, Persistent, Perch and Stare, or SP2S, UAS was originally based on our small Wasp UAS, a one-pound, 29-inch wingspan battery-powered air vehicle that is being procured and deployed by both the U.S. Air Force and the U.S. Marine Corps. The goal of the SP2S program is to develop the technology to enable an entirely new generation of perch-and-stare micro air vehicles capable of flying to difficult-to-access locations, landing on and securing to a "perch" position, conducting sustained, perch-and-stare surveillance missions, and then re-launching from its perch and returning to its home base.

        Passenger and Fleet Plug-In Electric and Hybrid Vehicle Fast Charging Systems.    In response to automakers' plans to introduce BEVs and broader trends favoring clean transportation we are developing solutions to support the expected introduction of plug-in electric and hybrid vehicles from nearly every major automaker and many startups worldwide. We believe that most plug-in electric and many plug-in hybrid vehicle users will charge their vehicles overnight at their homes. For those without a charging location at home or who make trips beyond the range of their battery pack, public charging infrastructure will be required. Our strategy is to offer a full solution of charging infrastructure, including overnight home chargers, public chargers, public fast chargers, installation support, systems data collection and communications via multiple wired and wireless data communications options. We intend to offer an integrated solution designed to enable the broad adoption and the practical use of plug-in electric and hybrid vehicles. Our goal is to enable drivers to use these electric vehicles as practical alternatives to gas-powered automobiles: from home charging to "pay at the pump" fast charging in as little as ten minutes.

        In January 2010, a major auto manufacturer selected us to support the rollout of a new model plug-in electric vehicle across the U.S. We will provide, install and support a home charging system that will enable the full recharging of the vehicle's battery pack in several hours. We believe this represents a valuable position from which to expand our charging infrastructure footprint in the U.S. and globally. We are working in the U.S. and internationally with automakers, utilities, government agencies at all levels and with private industry to explore business models and to promote our solutions.

        Scheduled for commercial rollout in 2010, our plug-in electric and hybrid vehicle fast charge system is expected to be a powerful tool that can help enable the broader adoption of these vehicles in two main categories:

    Passenger Electric Vehicles. A network of fast charge systems would ensure that plug-in electric vehicle drivers have access to a ten-minute battery charge when and where needed and that advanced hybrid electric vehicle drivers could be able to drive more miles in electric mode, thereby reducing emissions and consuming less gasoline or diesel, which is typically more expensive than electricity.

    Fleet Electric Vehicles. Fleet plug-in electric and hybrid vehicles could come in multiple vehicle types and duty cycles, from inner-city taxis and buses to medium range delivery vans and utility repair vehicles. A few fast charge systems installed in a maintenance yard or a family of systems in the city could help fleet operators maintain throughput while reducing emissions and fuel expenses.

        For the fiscal years ended April 30, 2010, 2009 and 2008, our internal research and development spending amounted to 10%, 9% and 8%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 32%, 27% and 13%, respectively, of our revenue.

Sales and Marketing

        Our marketing strategy is to increase awareness of our brand among key target market segments and to associate AeroVironment with innovation, flexibility, agility and the ability to deliver reliable new technology solutions that improve operational effectiveness and efficiency. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have registered the trademarks for AeroVironment, PosiCharge, Global Observer, and Raven and have submitted several other applications for trademark registration, including those for the AV logo, EV SolutionsTM, GOTM, and SwitchbladeTM.

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

  Industrial Electric Vehicle Charging Systems

        We primarily sell our PosiCharge industrial electric vehicle charging systems through a dedicated, direct sales force whose members are located in close proximity to the customers they support. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. In addition to our direct customer sales, we also employ a regional sales team that coordinates distribution of PosiCharge industrial electric vehicle charging systems through battery and lift truck dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge industrial electric vehicle charging systems, we perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

  Power Cycling and Test Systems

        We sell our power cycling and test systems through a dedicated, direct sales force and through a network of international distributors and representatives who have access to the research and development and manufacturing organizations that procure and use these types of systems. Given the distances involved, we enable and rely on our international distributors to provide service in support of our customers.

  Passenger and Fleet Plug-In Electric and Hybrid Vehicle Charging Systems

        As the market for plug-in electric and hybrid vehicles emerges, we are pursuing numerous potential sales channels for our products and services. We seek to partner with auto manufacturers, utilities, government agencies and private enterprises, both domestically and abroad, to position ourselves for the potential demand for charging solutions associated with plug-in electric and hybrid vehicles adoption. We are also developing the capability to sell directly to consumers. We are developing a nationwide network of licensed electrical contractors who we train and certify to install and service home charging systems. To enable this installation and service network we are developing an ecommerce platform that will integrate customers' orders, inventory management, dispatching and provisioning, billing and traceability. This platform, along with our nationwide network is designed to support our growth as we pursue numerous electric vehicle charging opportunities.

  International Sales

        We are increasing our sales efforts abroad and have contracted with international sales representatives for our segments in a variety of foreign markets. Our international sales accounted for approximately 7% of our revenue for the fiscal year ended April 30, 2010.

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

  UAS Manufacturing and Operations

        We have successfully developed the manufacturing infrastructure to produce small UAS products at high rates, support initial low rate production for new small UAS development programs and execute initial low-rate production of our stratospheric persistent UAS, Global Observer. Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity.

By drawing upon experienced personnel across various manufacturing industries (aerospace, automotive, volume commodity) we have progressed in establishing our lean production system and leveraging our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems, and process control methodologies for a high volume, efficient production system. Presently, our small UAS manufacturing is performed at our 85,000 square foot manufacturing facility established in 2005 in Simi Valley, California. This ISO 9001:2000 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2000 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments. Also in Simi Valley, California, our 105,000 square foot facility for Global Observer is equipped with specialized testing and production capabilities to enable low rate production of this unique system.

  Efficient Energy Systems Manufacturing and Operations

        We perform assembly and testing of our power cycling and test systems at a 20,000 square foot, ISO 9001:2000 certified facility located in Monrovia, California. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing. We utilize contract manufacturing for the production of the majority of our PosiCharge industrial electric vehicle charging systems. We are also implementing a contract manufacturing strategy for our emerging passenger and fleet plug-in electric and hybrid vehicle charging systems opportunity.

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

        The market for high altitude long endurance UAS is in its early stages of development. As a result, this category is not well defined and is characterized by multiple potential solutions. Existing contractors that claim to provide long endurance UAS include Northrop Grumman with its Global Hawk. Several large aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Qinetiq, Aurora Flight Sciences and Lockheed Martin and Northrop Grumman. Companies pursuing airships as a solution for this market include Lockheed Martin. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin, General Dynamics, EADS, Ball Aerospace and Orbital Sciences.

        An established market for man-portable, high-precision loitering miniature airborne munitions systems does not currently exist. The successful introduction of our Switchblade system could establish this market, and if so, would likely attract potential competitors that could range from large aerospace and defense prime contractors to smaller, more innovative technology developers.

        The primary direct competitors to PosiCharge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality. Some of the major industrial battery suppliers have aligned themselves with fast charge suppliers, creating a potentially more significant source of competition. In addition, our PosiCharge industrial electric vehicle charging systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge systems reduces or eliminate the need for extra batteries.

        Competitors in the emerging market for passenger and fleet plug-in electric and hybrid vehicle charging systems include charging system suppliers such as Coulomb Technologies, ECOtality and ClipperCreek. Potential competitors include large industrial electrical device suppliers such as Eaton Corporation, General Electric Company and Siemens AG.

        Direct competitors for our power cycling and test systems include Bitrode Corporation and Digatron Firing Circuits.

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

        In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide.

        For example, we are subject to further U.S. government regulation, including by the Federal Aviation Administration, or FAA, which regulates airspace for all air vehicles, by the National Telecommunications and Information Administration and Federal Communications Commission, which regulate the wireless communications upon which our small UAS depend, and under the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations. We have engaged in discussions with the FAA to help ensure that these new regulations allow for the maximum safe utilization of our small UAS.

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

        The contracts for our full-rate production UAS are funded either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven deliveries was provided through operational needs statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding will be allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Funding for these programs is subject to annual approval. We are currently the sole provider and prime contractor under all of the programs of record established by the DoD for small UAS.

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

Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2010	2009	2008
Fixed-price contracts	59%	59%	59%
Cost reimbursable contracts	40%	40%	40%
Time-and-materials contracts	1%	1%	1%

Employees

        As of April 30, 2010, we had 732 full-time employees, of whom 299 were in research and development and engineering, 64 were in sales and marketing, 238 were in operations and 131 were general and administrative personnel. We believe that we have a good relationship with our employees.

Other Information

        AeroVironment, Inc. was originally incorporated in the State of California in July 1971 and reincorporated in Delaware in 2006. In January 2007, we completed an initial public offering which resulted in the issuance of 5,252,285 shares of our common stock at a price of $17.00 per share, resulting in net proceeds to us of approximately $80.5 million, after deducting payment of underwriters' discounts and commissions and offering expenses.

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

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 86% of our revenue for the fiscal year ended April 30, 2010. The DoD, our principal U.S. government customer, accounted for approximately 80% of our revenue for the fiscal year ended April 30, 2010. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

        UAS, electric vehicle charging systems and other energy technologies that we offer are sold in new and rapidly evolving markets. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

        The primary direct competitors to our PosiCharge business are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality, as well as industrial battery manufacturers who distribute fast charge systems from these suppliers. The primary direct competitors to our electric vehicle test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our primary competitors in the emerging market for passenger and fleet electric vehicle charging systems include charging system suppliers such as Coulomb Technologies, ECOtality and ClipperCreek.

        Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. In the event that the market for small UAS or electric vehicle charging systems expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS and electric vehicle charging and testing systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we will not be able to achieve our anticipated level of growth.

        For the fiscal year ended April 30, 2010, UAS, and Efficient Energy Systems, accounted for 90% and 10% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for electric vehicle charging and test systems is young and has not yet matured or diversified. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS and electric vehicle charging and test systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

  •
  customer satisfaction with these types of systems as solutions;

  •
  the cost, performance and reliability of our products and products offered by our competitors;

  •
  customer perceptions regarding the effectiveness and value of these types of systems;

  •
  the rate of adoption of plug-in electric and hybrid vehicles;

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

        We have focused on selling our small UAS to the U.S. military and our industrial electric vehicle fast charging and test systems to large industrial electric vehicle fleet operators primarily in North America and our power cycling and test systems primarily to R&D facilities in North America. We plan, however, to seek to expand our UAS sales into other government and commercial markets and our industrial electric vehicle charging and test systems sales into international markets. Efforts to expand our product offerings beyond the markets that we currently serve may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

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

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $24.5 million, or 10% of our revenue, in our fiscal year ended April 30, 2010 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development program may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

        Fixed-price contracts represented approximately 59% of our revenue for the fiscal year ended April 30, 2010. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

        Our UAS rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions, and our industrial electric vehicle charging and test systems often rely upon the application of intellectual property for which there may have been little or no prior commercial application. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

        The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for UAS in general. While our PosiCharge industrial electric charging systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Similarly, the charging systems which we are currently developing for passenger and fleet plug-in electric and hybrid vehicle charging also have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors. Although we maintain insurance policies, we cannot assure you that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.

The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.

        Urban environments may present certain challenges to the operators of UAS. UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS in general. While we are aware of only one instance of an accidental collision involving an UAS to date, as the usage of UAS has increased, particularly by military customers in urban areas of Afghanistan and Iraq, the danger of such collisions has increased. Furthermore, , the incorporation of our DDL technology into our UAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision.. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and consequently materially harm our business and operating results.

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

        We depend on our research and development activities to develop the core technologies used in our small UAS and Efficient Energy Systems products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies' financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. Moreover, the U.S., state and local governments provide energy rebates and incentives to commercial companies, which directly impact the amount of research and development that companies appropriate for energy systems. To the extent that these energy rebates and incentives are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

Volatility and cyclicality in the market for electric industrial vehicles could adversely affect us.

        Our PosiCharge industrial electric vehicle charging system products are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to volatility as it moves in response to cycles in the overall business environment and it is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.

Our success in the emerging market for passenger and fleet plug-in electric and hybrid vehicle charging systems will depend on numerous factors which are out of our control.

        The passenger and fleet plug-in electric and hybrid vehicle charging systems market is expected to grow rapidly, along with innovations in fast charging technologies. As a result, we expect to face increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company and Siemens AG. While we believe that we currently have superior charging technology and service infrastructure, we cannot assure you that competitors will not develop and bring to market substantially equivalent or superior technology. In addition, because the passenger electric and fleet charging systems market is relatively new, there is no guarantee that there will be strong consumer demand for charging systems. Demand for such systems could also be directly impacted by fuel costs; if fuel costs were to significantly decrease, the demand for electric vehicles and charging systems could decline. If there is little consumer demand for our passenger electric and fleet charging systems, our revenue and prospects could be adversely affected, which would harm our business, financial and operating results.

Our industrial electric vehicle charging systems business is dependent upon our relationships with third parties with whom we do not have exclusive arrangements.

        To remain competitive in the market for industrial electric vehicle charging systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery and industrial vehicle dealers for access to potential industrial electric vehicle charging system customers. Currently, several of our industrial electric vehicle charging system competitors are working with battery manufacturers to sell fast charge systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential industrial electric vehicle charging systems customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.

Our plug-in electric and hybrid vehicle charging system business is dependent upon our development of relationships with automakers, utilities and other participants in the plug-in electric and hybrid vehicle and electricity delivery markets.

        In January 2010, we were selected by a major automaker to support the rollout of a new model plug-in electric vehicle across the U.S. Accordingly, we depend upon that relationship and the success of the home charging rollout to those new model plug-in electric vehicle owners to expand our charging system footprint in the U.S. and worldwide. If our partnership with that major automaker terminates prematurely, and we cannot establish similar relationships with other entities with direct access to plug-in electric vehicle owners and drivers, we may not be able to develop a sustainable market for our home charging system, which may delay the commercialization of our charging systems or jeopardize the long-term success of this product line. We believe that the success and growth of our plug-in electric and hybrid vehicle charging system business for the foreseeable future will also depend on our ability to develop similar working relationships with other automakers in the U.S. and internationally.

While we have been working with other automakers and utilities to explore business models and to promote our solutions, there is no guarantee that we will be successful in doing so.

We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs.

        Some of our services are performed in or adjacent to high-risk locations, such as Iraq and Kuwait, where the country or location is suffering from political, social or economic issues, or war or civil unrest. For example, during fiscal 2010, we have had up to ten employees operating in Iraq and/or Kuwait at any one time, both within and outside of U.S. government installations. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

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

        As of April 30, 2010, our $6.5 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 9 to 24 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        In 2008, 2009 and 2010, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 11, 2010, including the securities involved in failed auctions, we held approximately $6.5 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by continued problems in the global credit markets, including but not limited to, U.S. subprime mortgage defaults, writedowns by major financial institutions due to deteriorating values of their assets portfolios, including leveraged loans, collateralized debt obligations, credit default swaps, and other credit-linked products. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 24 years) to realize our investments' purchase price of $7.8 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

We face a number of risks related to the recent financial crisis and severe tightening in the global credit markets.

        The recent global financial crisis affecting the banking system and financial markets has resulted in a severe tightening in credit markets, a low level of liquidity in many financial markets, and extreme volatility in credit and equity markets. The continuing impact of this financial crisis could affect our business in a number of ways, including:

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

        We derived approximately 7% of our revenue from international sales during the fiscal year ended April 30, 2010. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

  •
  the imposition of tariffs, embargoes, export controls and other trade restrictions; and

  •
  different and changing legal and regulatory requirements, including those pertaining to data protection and privacy, in the jurisdictions in which we currently operate or may operate in the future.

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

Our plug-in electric and hybrid vehicle charging system business is subject to federal, state and international laws regarding data protection and privacy, and a privacy breach could damage our reputation, expose us to litigation risk and adversely affect our business.

        In connection with our emerging plug-in electric and hybrid vehicle charging system business, we collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Compliance with these constantly evolving laws may cause us to incur significant costs or require changes to our business practices, which could reduce our revenue. If we fail to comply with these laws, proceedings may be brought against us by governmental entities or others or penalties may be imposed on us, either of which could have a material adverse effect on our business, results of operations and financial condition. While we rely, in part, on security services and software provided by outside vendors to protect sensitive and confidential customer information, there is no guarantee that the protections that we or our outside vendors have implemented will prevent security breaches. Any actual, threatened or perceived security breach that could result in misappropriation, loss or other unauthorized disclosure of sensitive or confidential customer information could harm our reputation and relationship with customers, expose us to litigation risk and liability and adversely affect our business.

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

Our business could be adversely affected by a negative audit or investigation by the U.S. government.

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

        Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. Audits for costs incurred on work performed after fiscal year 2005 have not yet been completed. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts. Any costs found to be improperly allocated to a specific contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeiture of profits, suspension of payments, fines and suspension or prohibition from doing business with the U.S. government. We could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

        Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. In February 2010 we were notified by the U.S. Department of Justice, or DOJ, that it had initiated an investigation into our billing practices with respect to our government contracts. We are currently cooperating with this investigation, which we believe may be the result of prior DCAA audit activity. An unfavorable outcome to such an audit or investigation by the DCAA, DOJ or other government agency, could materially adversely affect our competitive position, affect our ability to obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

The price of our common stock may fluctuate significantly.

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

        As of June 11, 2010, our directors, executive officers and their affiliates collectively beneficially owned 4,900,272 shares, or approximately 22%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2010. We have several other leased facilities in Monrovia that house our Efficient Energy Systems business. These facilities have total square footage of approximately 71,000 and leases that expire between the end of 2010 and 2011.

        Our principal UAS facilities are located in Simi Valley, California. As of April 30, 2010, we leased three facilities for our UAS segment that have total square footage of approximately 236,000 under leases that expire between 2012 and 2014. These three facilities are used for administration, research and development, logistics and manufacturing. In addition, we maintain a 21,000 square foot services facility in Huntsville, Alabama, the lease for which expires in 2014.

        We additionally have a small leased office in Virginia for business development and sales as well as lease arrangements with several test flight fields in California. We believe that our current leased facilities and additional or alternative space available to us will be adequate to meet our needs for the foreseeable future.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2008 through April 30, 2010. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2010		2009
	High	Low	High	Low
First Quarter	$32.90	$23.15	$32.98	$22.82
Second Quarter	$31.25	$26.28	$36.64	$25.08
Third Quarter	$35.38	$25.64	$40.50	$28.50
Fourth Quarter	$34.11	$21.64	$41.22	$18.50

        On June 11, 2010, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $25.02 per share. As of June 11, 2010, there were 77 holders of record of our common stock.

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

Cumulative Total Return

        The following table shows the value of $100 invested on January 22, 2007 in AeroVironment, Inc., the Russell 2000 Index, and the SPADES Index.

	Performance Graph Table ($)
	Jan 22-07	Apr 30-07	Apr 30-08	Apr 30-09	Apr 30-10
AeroVironment Stock	100	126	141	139	154
Russell 2000 Index	100	105	92	63	92
SPADES Index	100	108	112	72	102

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

	Year Ended April 30,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$249,518	$247,662	$215,746	$173,721	$139,357
Net income	$20,716	$24,245	$21,386	$20,718	$11,208

Earnings per common share:
Basic	$0.97	$1.15	$1.08	$1.39	$0.86
Diluted	$0.94	$1.11	$1.00	$1.22	$0.75
Weighted average common shares outstanding (basic):	21,392	21,024	19,767	14,947	13,012
Weighted average common shares outstanding (diluted):	21,977	21,776	21,372	16,992	14,874
Balance Sheet Data
Total assets	$281,971	$253,181	$205,211	$168,177	$64,950
Long-term obligations	$4,438	$7,117	$5,460	$541	$2,617

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 21, for a discussion of the uncertainties, risks, and assumptions associated with these statements.

Overview

        We design, develop, produce and support a technologically-advanced portfolio of unmanned aircraft systems, or UAS, that we supply primarily to organizations within the U.S. Department of Defense, or DoD, charging systems for electric vehicle batteries and power cycling and test systems for electric vehicles. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline, some of which we receive customer funding to develop, others we fund ourselves, will emerge as new growth platforms in the future, creating additional market opportunities.

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

        The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. These contracts may be fixed price or cost-reimbursable. We consider all contracts for treatment in accordance with authoritative guidance for contracts with multiple deliverables.

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

	Fiscal Year Ended April 30,
	2010		2009		2008
Revenue	$249,518	100%	$247,662	100%	$215,746	100%
Cost of sales	152,692	61%	159,065	64%	137,199	64%

Gross margin	96,826	39%	88,597	36%	78,547	36%
Selling, general and administrative	42,429	17%	34,246	14%	33,662	16%
Research and development	24,510	10%	21,798	9%	16,441	8%

Income from operations	29,887	12%	32,553	13%	28,444	13%
Interest income	195	0%	1,244	1%	3,795	2%

Income before income taxes	30,082	12%	33,797	14%	32,239	15%
Income tax expense	9,366	4%	9,552	4%	10,853	5%

Net income	$20,716	8%	$24,245	10%	$21,386	10%

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Revenue:
UAS	$224,179	$211,364	$186,615
EES	25,339	36,298	29,131

Total	$249,518	$247,662	$215,746

Gross margin:
UAS	$85,157	$70,968	$68,598
EES	11,669	17,629	9,949

Total	$96,826	$88,597	$78,547

Fiscal Year Ended April 30, 2010 Compared to Fiscal Year Ended April 30, 2009

        Revenue.    Revenue for the fiscal year ended April 30, 2010 was $249.5 million, as compared to $247.7 million for the fiscal year ended April 30, 2009, representing an increase of $1.8 million, or 1%. UAS revenue increased $12.8 million, or 6%, to $224.2 million for the fiscal year ended April 30, 2010, primarily due to higher service revenue of $20.9 million and increased customer-funded R&D work of $12.0 million, partially offset by lower product deliveries of $20.1 million. The increase in UAS service revenue was primarily due to the retrofitting of Raven B systems with our digital data link, or DDL, technology. The increase in customer-funded R&D work was primarily due to increased activity on the Global Observer program. The decrease in product deliveries was primarily due to the reduction in our analog Raven B production as we migrated into the production and retrofit of Raven B systems with our DDL technology. Efficient Energy Systems, or EES, revenue decreased $11.0 million, or 30%, to $25.3 million for the fiscal year ended April 30, 2010, primarily due to decreased product deliveries of our industrial electric vehicle charging systems and power cycling and test systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2010 was $152.7 million, as compared to $159.1 million for the fiscal year ended April 30, 2009, representing a decrease of $6.4 million, or 4%. The decrease in cost of sales was caused by lower EES cost of sales of $5.0 million and UAS cost of sales of $1.4 million.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2010 was $96.8 million, as compared to $88.6 million for the fiscal year ended April 30, 2009, representing an increase of $8.2 million, or 9%. As a percentage of revenue, gross margin increased from 36% to 39%. UAS gross margin increased $14.2 million, or 20%, to $85.2 million for the fiscal year ended April 30, 2010, primarily due to increased sales volume. As a percentage of revenue, gross margin for UAS increased from 34% to 38%, primarily due to a higher amount of fixed-price contract revenue compared to cost-reimbursable contract revenue. EES gross margin decreased $6.0 million, or 34%, to $11.7 million for the fiscal year ended April 30, 2010, primarily due to decreased sales volume. As a percentage of revenue, EES gross margin decreased from 49% to 46%, primarily due to a lower level of product deliveries compared to service related revenue.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2010 was $42.4 million, or 17% of revenue, compared to SG&A expense of $34.2 million, or 14% of revenue, for the fiscal year ended April 30, 2009. SG&A expense increased primarily due to higher bid and proposal activity, selling and marketing expenses, and administrative costs.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2010 was $24.5 million, or 10% of revenue, compared to R&D expense of $21.8 million, or 9% of revenue, for the fiscal year ended April 30, 2009. R&D expense increased primarily due to increased investment in development initiatives for industrial electrical vehicle charging systems infrastructure.

        Interest Income.    Interest income for the fiscal year ended April 30, 2010 was $0.2 million, as compared to interest income of $1.2 million for the fiscal year ended April 30, 2009, representing a decrease of $1.0 million. Interest income decreased primarily due to lower yields on investment grade securities.

        Income Tax Expense.    Our effective income tax rate was 31.1% for the fiscal year ended April 30, 2010, as compared to 28.3% for the fiscal year ended April 30, 2009. The increase was caused primarily by lower R&D tax credits in the fiscal year ended April 30, 2010.

Fiscal Year Ended April 30, 2009 Compared to Fiscal Year Ended April 30, 2008

        Revenue.    Revenue for the fiscal year ended April 30, 2009 was $247.7 million, as compared to $215.7 million for the fiscal year ended April 30, 2008, representing an increase of $32.0 million, or 15%. UAS revenue increased $24.8 million, or 13%, to $211.4 million for the fiscal year ended April 30, 2009, primarily due to increased customer-funded R&D of $29.5 million and higher product deliveries of $7.6 million, partially offset by lower services revenue of $12.4 million. The increase in customer- funded R&D work and product deliveries was primarily due to increased activity on the Global Observer contract and higher small UAS product deliveries, respectively. Services revenue in the prior year was higher due to the retrofit of Raven A systems to Raven B systems during that period. EES revenue increased $7.2 million, or 25%, to $36.3 million for the fiscal year ended April 30, 2009, primarily due to higher product deliveries.

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

Liquidity and Capital Resources

        We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing. The recent credit crisis continues to create volatility and disruption in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

        Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, and marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense and electric vehicle industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. Although we are currently not a party to any agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2010	2009	2008
	(In thousands)
Net cash provided by operating activities	$35,984	$39,770	$15,502
Net cash (used in) provided by investing activities	$(124,764)	$(29,480)	$67,022
Net cash provided by financing activities	$944	$1,147	$1,620

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2010 decreased by $3.8 million to $36.0 million, compared to net cash provided by operating activities of $39.8 million for the fiscal year ended April 30, 2009. This decrease in net cash provided by operating activities was primarily due to higher working capital needs of $3.6 million and lower tax benefits on exercises of stock options of $9.0 million, partially offset by higher deferred income taxes of $4.1 million and higher depreciation of $3.6 million.

        Net cash provided by operating activities for the fiscal year ended April 30, 2009 increased by $24.3 million to $39.8 million, compared to net cash provided by operating activities of $15.5 million for the fiscal year ended April 30, 2008. This increase in net cash provided by operating activities was primarily due to lower working capital needs of $19.5 million, higher net income of $2.9 million, higher depreciation and amortization expense of $1.5 million and higher tax benefits on exercises of stock options of $1.1 million, partially offset by higher deferred income taxes of $1.3 million.

        Cash Used in Investing Activities.    Net cash used in investing activities increased by $95.3 million to $124.8 million for the fiscal year ended April 30, 2010, compared to net cash used by investing activities of $29.5 million for the fiscal year ended April 30, 2009. The increase in net cash used in investing activities was primarily due to higher net purchases of U.S. Treasury bills and municipal bonds of $97.8 million, partially offset by lower capital expenditures of $2.5 million. During the fiscal year ended April 30, 2010 and April 30, 2009, we used cash to purchase property and equipment totaling $10.8 million and $13.3 million, respectively.

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

        Cash Provided by Financing Activities.    Net cash provided by financing activities decreased by $0.2 million to $0.9 million for the fiscal year ended April 30, 2010, compared to $1.1 million for the fiscal year ended April 30, 2009. The decrease was due to lower exercises of stock options.

        Net cash provided by financing activities decreased by $0.5 million to $1.1 million for the fiscal year ended April 30, 2009, compared to $1.6 million for the fiscal year ended April 30, 2008. The decrease is primarily due to lower transfers from restricted cash.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2010:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$9,521	$3,018	$4,363	$2,140	$—
Purchase obligations(1)	16,815	16,815	—	—	—

Total	$26,336	$19,833	$4,363	$2,140	$—

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2010.

Off-Balance Sheet Arrangements

        As of April 30, 2010, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        In June 2009, the Financial Accounting Standards Board, or FASB, issued authoritative guidance that establishes the FASB Accounting Standards Codification, or ASC, as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. We adopted the provisions of the guidance in the second quarter of fiscal 2010. The adoption did not have a material impact on our consolidated financial statements.

        In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for our fiscal year beginning on May 1, 2011, however, early adoption is permitted. We do not expect this new guidance will have a material impact on our consolidated financial statements.

        In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009. Requirements related to Level 3 disclosures are effective for interim and annual periods beginning after December 15, 2010. We do not expect that the adoption of the guidance will have a material impact on our consolidated financial statements.

        In February 2010, the FASB issued an accounting standards update which amends certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This guidance exempts Securities & Exchange Commission filers from disclosing the date through which subsequent events have been evaluated and is effective immediately for financial statements that are issued or available to be issued.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2010. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2010 and 2009, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2010, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 1 to the consolidated financial statements, AeroVironment, Inc. and subsidiaries changed their method of accounting for uncertainty in income taxes in accordance with Financial Accounting Standards Board Interpretation No. 48 on May 1, 2007.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aerovironment, Inc.'s internal controls over financial reporting as of April 30, 2010, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 24, 2010

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$28,665	$116,501
Short-term investments	135,770	21,523
Accounts receivable, net of allowance for doubtful accounts of $745 at April 30, 2010 and $291 at April 30, 2009	38,645	42,551
Unbilled receivables and retentions	18,710	20,070
Inventories, net	20,928	11,602
Income tax receivable	—	3,415
Deferred income taxes	956	3,994
Prepaid expenses and other current assets	1,921	1,718

Total current assets	245,595	221,374
Long-term investments	6,515	7,156
Property and equipment, net	20,025	18,218
Deferred income taxes	9,747	6,313
Other assets	89	120

Total assets	$281,971	$253,181

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,205	$23,990
Wages and related accruals	10,336	10,231
Income taxes payable	6,507	—
Other current liabilities	4,473	3,686
Liability for uncertain tax positions	2,592	730

Total current liabilities	44,113	38,637
Deferred rent	1,268	1,463
Liability for uncertain tax positions	3,170	5,654
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—21,732,413 shares at April 30, 2010 and 21,470,481 at April 30, 2009	2	2
Additional paid-in capital	115,602	110,102
Accumulated other comprehensive loss	(760)	(537)
Retained earnings	118,576	97,860

Total stockholders' equity	233,420	207,427

Total liabilities and stockholders' equity	$281,971	$253,181

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2010	2009	2008
Revenue:
Product sales	$103,268	$136,173	$123,074
Contract services	146,250	111,489	92,672

	249,518	247,662	215,746
Cost of sales:
Product sales	59,266	82,427	73,424
Contract services	93,426	76,638	63,775

	152,692	159,065	137,199

Gross margin	96,826	88,597	78,547
Selling, general and administrative	42,429	34,246	33,662
Research and development	24,510	21,798	16,441

Income from operations	29,887	32,553	28,444
Other income:
Interest income	195	1,244	3,795

Income before income taxes	30,082	33,797	32,239
Provision for income taxes	9,366	9,552	10,853

Net income	$20,716	$24,245	$21,386

Earnings per share data:
Basic	$0.97	$1.15	$1.08
Diluted	$0.94	$1.11	$1.00
Weighted average shares outstanding:
Basic	21,391,795	21,023,590	19,766,881
Diluted	21,977,364	21,775,727	21,372,405

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2007	18,875,957	$2	$83,611	$52,810	$—	$136,423
Adjustment to initially apply the provisions of FIN No. 48	—	—	—	(581)	—	(581)
Stock options exercised	1,738,087	—	1,209	—	—	1,209
Tax benefit from exercise of stock options	—	—	10,813	—	—	10,813
Stock-based compensation	—	—	490	—	—	490
Net income	—	—	—	21,386	—	21,386

Balance at April 30, 2008	20,614,044	2	96,123	73,615	—	169,740
Net income	—	—	—	24,245	—	24,245
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(537)	(537)

Comprehensive income	—	—	—	—	—	23,708
Stock options exercised	690,437	—	1,049	—	—	1,049
Restricted stock awards	166,000	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	12,004	—	—	12,004
Stock-based compensation	—	—	926	—	—	926

Balance at April 30, 2009	21,470,481	2	110,102	97,860	(537)	207,427
Net income	—	—	—	20,716	—	20,716
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(223)	(223)

Comprehensive income	—	—	—	—	—	20,493
Stock options exercised	205,132	—	836	—	—	836
Restricted stock awards	63,000	—	—	—	—	—
Restricted stock awards forfeited	(6,200)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	3,010	—	—	3,010
Stock-based compensation	—	—	1,654	—	—	1,654

Balance at April 30, 2010	21,732,413	$2	$115,602	$118,576	$(760)	$233,420

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2010	2009	2008
Operating activities
Net income	$20,716	$24,245	$21,386
Adjustments to reconcile net income to net cash and cash equivalents provided by operating activities:
Depreciation and amortization	8,982	5,355	3,849
Provision for doubtful accounts	454	71	(71)
Deferred income taxes	(253)	(4,355)	(3,104)
Stock-based compensation	1,654	926	490
Tax benefit from exercise of stock options	2,902	11,906	10,791
Excess tax benefit from stock-based compensation	(108)	(98)	(22)
Loss on disposition of property and equipment	3	17	—
Changes in operating assets and liabilities:
Accounts receivable	3,452	(12,834)	(22,026)
Unbilled receivables and retentions	1,360	520	5,904
Inventories	(9,326)	4,321	(1,908)
Income tax receivable	3,415	(983)	(2,432)
Prepaid expenses and other assets	(172)	298	(513)
Accounts payable	(3,785)	9,910	(1,944)
Other liabilities	6,690	471	5,102

Net cash and cash equivalents provided by operating activities	35,984	39,770	15,502
Investing activities
Acquisition of property and equipment	(10,792)	(13,302)	(7,928)
Net purchases of held-to-maturity investments	(114,247)	(21,523)	—
Net sales of available-for-sale investments	275	5,325	74,950
Proceeds from sale of property and equipment	—	20	—

Net cash and cash equivalents (used in) provided by investing activities	(124,764)	(29,480)	67,022
Financing activities
Transfer from restricted cash	—	—	389
Excess tax benefit from stock-based compensation	108	98	22
Exercise of stock options	836	1,049	1,209

Net cash and cash equivalents provided by financing activities	944	1,147	1,620

Net (decrease) increase in cash and cash equivalents	(87,836)	11,437	84,144
Cash and cash equivalents at beginning of year	116,501	105,064	20,920

Cash and cash equivalents at end of year	$28,665	$116,501	$105,064

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$104	$2,781	$4,484
Non-cash investing activities
Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $143 and $357, respectively	$223	$537	—

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

  Segments

        The Company's products are sold and divided among two reportable segments to reflect the Company's strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development, or R&D, activities, and assessing performance. The Company's reportable segments are business units that offer different products and services and are managed separately.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, and estimates of anticipated contract costs and revenue utilized in the revenue recognition process. Actual results could differ from those estimates.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Investments

        The Company's investments are accounted for as held-to-maturity and available-for-sale and reported at amortized cost and fair value, respectively.

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

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, U.S. Treasury bills and accounts receivable. The Company currently invests the majority of its cash in U.S. Treasury bills. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 80%, 78% and 80% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2010, 2009 and 2008, respectively. These agencies accounted for 58% and 63% of the accounts receivable balances at April 30, 2010 and 2009, respectively. One such agency, the U.S. Army, accounted for 44%, 43% and 62% of the Company's consolidated revenue for the years ended April 30, 2010, 2009 and 2008, respectively. The U.S. Army accounted for approximately 48%, 51% and 71% of UAS reportable segment sales for the years ended April 30, 2010, 2009 and 2008, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

        The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2010 and 2009, no indicators of impairment were identified and no impairment charge was recorded.

  Product Warranty

        The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2010 and 2009, the Company estimated and recorded a self insurance liability in wages and related accruals of approximately $1,014,000 and $680,000, respectively.

  Income Taxes

        Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred income tax assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. On May 1, 2007, the Company adopted authoritative guidance that clarifies the accounting for uncertainty in income tax recognized in an entity's financial statements which requires companies to determine whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

  Customer Advances and Amounts in Excess of Cost Incurred

        The Company receives advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. government. These advances are classified as advances from customers and will be offset against billings.

  Revenue Recognition

        The substantial majority of the Company's revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the buyers (customers). These contracts may be fixed price or cost-reimbursable. The Company considers all contracts for treatment in accordance with authoritative guidance for contracts with multiple deliverables.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Stock-Based Compensation

        Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

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

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenues from customer-funded research and development were approximately $80,552,000, $66,321,000 and $28,280,000 for the years ended April 30, 2010, 2009 and 2008, respectively. The related costs of sales for customer-funded research and development totaled approximately $56,532,000, $46,493,000 and $19,631,000 for the years ended April 30, 2010, 2009 and 2008, respectively.

  Lease Accounting

        The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,268,000 and $1,463,000 as of April 30, 2010 and 2009, respectively.

  Advertising Costs

        Advertising costs consist of tradeshows and other marketing activities, and are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $994,000, $549,000 and $426,000 for the years ended April 30, 2010, 2009 and 2008, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options and restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2010	2009	2008
Numerator for basic earnings per share:
Net income	$20,716,000	$24,245,000	$21,386,000
Denominator for basic earnings per share:
Weighted average common shares	21,391,795	21,023,590	19,766,881
Dilutive effect of employee stock options and restricted stock	585,569	752,137	1,605,524

Denominator for diluted earnings per share	21,977,364	21,775,727	21,372,405

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the years ended April 30, 2010, 2009 and 2008, certain options and shares of restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and restricted stock which met this anti-dilutive criterion was approximately 70,000, 104,000 and 379,000 for the years ended April 30, 2010, 2009 and 2008, respectively.

Recently Issued Accounting Standards

        In June 2009, the Financial Accounting Standards Board ("FASB") issued authoritative guidance that establishes the FASB Accounting Standards Codification ("ASC") as the single source of authoritative U.S. GAAP to be applied by nongovernmental entities and modifies the U.S. GAAP hierarchy to only two levels: authoritative and non-authoritative. This guidance became effective for interim periods and fiscal years ending after September 15, 2009. The Company adopted the provisions of the guidance in the second quarter of fiscal 2010. The adoption did not have a material impact on the Company's consolidated financial statements.

        In October 2009, the FASB issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for the Company beginning on May 1, 2011, however, early adoption is permitted. The Company does not expect this new guidance will have a material impact on its consolidated financial statements.

        In January 2010, the FASB issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009. Requirements related to Level 3 disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company does not expect that the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

        In February 2010, the FASB issued an accounting standards update which amends certain implementation issues related to an entity's requirement to perform and disclose subsequent events procedures. The new guidance clarifies that management must evaluate, as of each reporting period, events or transactions that occur after the balance sheet date through the date that the financial statements are issued. Management must perform its assessment for both interim and annual financial reporting periods. This guidance exempts SEC filers from disclosing the date through which subsequent events have been evaluated and is effective immediately for financial statements that are issued or available to be issued.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2.     Investments

        Investments consist of the following:

	April 30,
	2010	2009
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Pre-refunded municipal bond	$—	$2,029
U.S. Treasury bills	135,770	19,494

Total short-term investments	$135,770	$21,523

Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,515	$7,156

Total long-term investments	$6,515	$7,156

  Held-To-Maturity Securities

        As of April 30, 2010 and 2009, the balance of held-to-maturity securities consisted of a pre-refunded municipal bond and U.S. Treasury bills. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. Once the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities or state and local government securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bond is called. Interest earned from these investments is recorded in interest income.

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, is as follows (in thousands):

	2010				2009
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Pre-refunded municipal bond	$—	$—	$—	$—	$2,029	$5	$—	$2,034
U.S. Treasury bills	135,770	5	(3)	135,772	19,494	5	—	19,499

Total held-to-maturity investments	$135,770	$5	$(3)	$135,772	$21,523	$10	$—	$21,533

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2010, are as follows:

	Cost	Fair Value
Due within one year	$135,770	$135,772

Total	$135,770	$135,772

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Available-For-Sale Securities

        As of April 30, 2010 and 2009, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 9 to 24 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2010 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2010 and 2009. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2010, it did not consider these investments to be other-than-temporarily impaired.

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale investments is as follows (in thousands):

	April 30,
	2010	2009
Auction rate securities
Amortized cost	$7,775	$8,050
Gross unrealized gains	—	—
Gross unrealized losses	(1,260)	(894)

Fair value	$6,515	$7,156

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2010 are as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,450	$1,242
Due after 10 years	6,325	5,273

Total	$7,775	$6,515

3.     Fair Value Measurements

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

  •
  Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

        The Company's financial assets measured at fair value on a recurring basis at April 30, 2010, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Cash and cash equivalents	$28,665	$—	$—	$28,665
Auction rate securities	—	—	6,515	6,515

Total	$28,665	$—	$6,515	$35,180

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2009	$7,156
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(366)
Purchases, issuances and settlements, net	(275)

Balance at April 30, 2010	$6,515

The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2010	$—

        The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2010	2009
	(In thousands)
Raw materials	$6,629	$6,055
Work in process	6,336	2,351
Finished goods	9,154	4,585

Inventories, gross	22,119	12,991
Reserve for inventory obsolescence	(1,191)	(1,389)

Inventories, net	$20,928	$11,602

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2010	2009
	(In thousands)
Leasehold improvements	$7,804	$6,709
Machinery and equipment	25,512	18,183
Furniture and fixtures	2,164	2,047
Computer equipment and software	7,197	6,012
Construction in process	2,347	1,961

Property and equipment, gross	45,024	34,912
Less accumulated depreciation and amortization	(24,999)	(16,694)

Property and equipment, net	$20,025	$18,218

6.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2010	2009
	(In thousands)
Beginning balance	$523	$344
Warranty expense	1,512	1,182
Warranty costs incurred	(1,231)	(1,003)

Ending balance	$804	$523

7.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $1,995,000, $1,790,000 and $1,392,000 in contributions to the plan for the years ended April 30, 2010, 2009 and 2008, respectively.

8.     Stock-Based Compensation

        For the years ended April 30, 2010, 2009 and 2008, the Company recorded stock-based compensation expense of approximately $1,654,000, $926,000 and $490,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2010, 2009 and 2008:

	Year Ended April 30,
	2010	2009	2008
Expected term (in years)	5.00	5.84	6.50
Expected volatility	24.16%	20.83%	19.50%
Risk-free interest rate	2.43%	2.33%	4.60%
Expected dividend	—	—	—
Weighted average fair value at grant date	$6.44	$6.66	$7.49

        The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company's historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

        The expected volatility is based on peer group volatility in the absence of historical market data for the Company's stock. The peer group volatility was derived based on historical volatility of a comparable peer group index consisting of companies operating in a similar industry.

        The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

        The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the stock option plans at April 30, 2010, 2009 and 2008, and for the years then ended is as follows:

	2006 Plan		2002 Plan		1994 Directors' Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2007	—	$—	1,532,423	$1.95	35,189	$0.59	1,941,706	$0.55

Options granted	386,310	21.90	—	—	—	—	—	—
Options exercised	—	—	(388,087)	1.12	(35,189)	0.59	(1,314,811)	0.58
Options canceled	(7,000)	24.09	(66,859)	2.76	—	—	—	—

Outstanding at April 30, 2008	379,310	21.86	1,077,477	2.20	—	—	626,895	0.49

Options granted	160,000	25.34	—	—	—	—	—	—
Options exercised	(20,100)	21.35	(445,606)	1.13	—	—	(224,731)	0.51
Options canceled	(22,000)	22.27	(48,563)	2.66	—	—	—	—

Outstanding at April 30, 2009	497,210	22.98	583,308	2.97	—	—	402,164	0.48

Options granted	75,000	24.68	—	—	—	—	—	—
Options exercised	(18,800)	20.76	(171,169)	2.55	—	—	(15,164)	0.59
Options canceled	(60,200)	22.71	(7,038)	5.99	—	—	—	—

Outstanding at April 30, 2010	493,210	$23.36	405,101	$3.10	—	—	387,000	$0.48

Options exercisable at April 30, 2010	145,324	$22.87	312,201	$2.23	$—	$—	387,000	$0.48

        The total intrinsic value of all options exercised during the years ended April 30, 2010, 2009 and 2008 was approximately $5,581,000, $21,177,000, and $35,874,000. The intrinsic value of all options outstanding at April 30, 2010 and 2009 was $21,046,000 and $22,218,000, respectively. The intrinsic value of all exercisable options at April 30, 2010 and 2009, was $17,971,000 and $16,921,000, respectively.

        A summary of the status of the Company's non-vested stock options as of April 30, 2010 and the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2009	678,871	$6.82
Granted	75,000	6.44
Cancelled	(67,238)	6.94
Vested	(245,847)	6.66

Non-vested at April 30, 2010	440,786	$6.78

        As of April 30, 2010, there was approximately $5,743,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately four years.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The weighted average fair value of options issued for the years ended April 30, 2010, 2009 and 2008 was $6.44, $6.66 and $7.49, respectively. The total fair value of shares vesting during the years ended April 30, 2010, 2009 and 2008 was $780,000, $637,000 and $94,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2010, 2009 and 2008 were approximately $836,000, $1,049,000 and $1,209,000, respectively. The tax benefit realized from stock-based compensation during the years ended April 30, 2010, 2009 and 2008 was approximately $3,010,000, $12,004,000, and $10,813,000, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2010:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2010		Weighted Average Exercise Price	As of April 30, 2010	Weighted Average Exercise Price
$ 0.37	197,595	3.49	$0.37	197,595	$0.37
0.59	189,405	9.54	0.59	189,405	0.59
0.64-0.78	207,715	3.15	0.73	207,715	0.73
2.13	126,698	5.47	2.13	71,096	2.13
11.79	70,688	6.17	11.79	33,390	11.79
19.76-24.09	431,210	7.96	22.13	134,324	22.11
31.15-32.19	62,000	8.49	31.94	11,000	32.19

$ 0.37-32.19	1,285,311	6.41	$10.08	844,525	$4.98

        The remaining weighted average contractual life of exercisable options at April 30, 2010 was 5.77 years.

        Information related to the Company's restricted stock awards at April 30, 2010 and for the year then ended is as follows:

	2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2009	166,000	$24.18
Stock granted	63,000	25.04
Stock vested	(32,200)	24.25
Stock canceled	(6,200)	26.90

Unvested stock at April 30, 2010	190,600	$24.36

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Income Taxes

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2010	2009	2008
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.9	2.2	3.8
R&D credits	(2.3)	(7.6)	(2.1)
Other	(3.5)	(1.3)	(3.0)

Effective income tax rate	31.1%	28.3%	33.7%

        The components of the provision for income taxes are as follows (in thousands):

	Year ended April 30,
	2010	2009	2008
Current:
Federal	$8,663	$13,793	$11,382
State	1,229	471	2,575

	9,892	14,264	13,957
Deferred:
Federal	492	(2,105)	(2,394)
State	(900)	(2,600)	(710)
Foreign	(105)	—	—

	(513)	(4,705)	(3,104)
Change in valuation allowance	(13)	(7)	—

Total income tax expense	$9,366	$9,552	$10,853

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Significant components of the Company's deferred income tax assets are as follows (in thousands):

	April 30,
	2010	2009
Deferred income tax assets:
Book over tax depreciation	$567	$—
Accrued expenses	4,991	4,468
Allowances, reserves, and other	1,330	1,072
Capital loss and credit carry-forwards	3,357	4,925
Unrealized loss on securities	521	381

	10,766	10,846
Less: valuation allowance	(63)	(76)

Total deferred income tax assets, net	10,703	10,770

Deferred income tax liabilities:
Tax over book depreciation	—	(463)

Total deferred income tax liabilities	—	(463)

Net deferred tax assets	$10,703	$10,307

        At April 30, 2010 and 2009, the Company had approximately $5,052,000 and $5,663,000, respectively, of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $2,021,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2010 and 2009 (in thousands):

	April 30,
	2010	2009
Balance as of May 1	$5,663	$5,784
Increases related to prior year tax positions	123	619
Decreases related to prior year tax positions	(406)	(491)
Increases related to current year tax positions	927	1,028
Decreases related to lapsing of statute of limitations	(1,255)	(1,277)

Balance as of April 30	$5,052	$5,663

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2010 and April 30, 2009, the Company had accrued approximately $710,000 and $711,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2007 and 2009 remain open to examination by the IRS for federal income taxes. The tax years 2005 to 2009 remain open for major state taxing jurisdictions.

10.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $222,000, $216,000 and $236,000 during the years ended April 30, 2010, 2009 and 2008, respectively, for

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consulting services independent of his board service. The agreement stipulates the payment of approximately $16,000 plus expenses per month, in exchange for consulting services.

        During the year ended April 30, 2010, the Company made an equipment sale in the amount of $1,705,000 to a customer with a common board member. There were no sales to this customer during the years ended April 30, 2009 and 2008. As of April 30, 2010 there was no trade receivable due from this customer.

11.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2011	$3,018
2012	2,539
2013	1,824
2014	1,713
2015	427
Thereafter	—

$9,521

        Rental expense under operating leases was approximately $3,660,000, $3,348,000 and $2,978,000 for the years ended April 30, 2010, 2009 and 2008, respectively.

  Contingencies

        The Company is subject to legal proceedings and claims which arise out of the ordinary course of its business. Although adverse decisions or settlements may occur, the Company, in consultation with legal counsel, believes that the final disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured.

12.   Segment Data

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

        The segment results are as follows (in thousands):

	Year Ended April 30,
	2010	2009	2008
Revenue:
UAS	$224,179	$211,364	$186,615
EES	25,339	36,298	29,131

Total	249,518	247,662	215,746
Gross margin:
UAS	85,157	70,968	68,598
EES	11,669	17,629	9,949

Total	96,826	88,597	78,547

Selling, general and administrative	42,429	34,246	33,662
Research and development	24,510	21,798	16,441

Income from operations	29,887	32,553	28,444
Interest income	195	1,244	3,795

Income before income taxes	$30,082	$33,797	$32,239

  Geographic Information

        Sales to non-U.S. customers accounted for 7.0%, 7.0% and 6.1% of revenue for the fiscal years ended April 30, 2010, 2009 and 2008, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.  Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2010. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	August 1, 2009	October 31, 2009	January 30, 2010	April 30, 2010
	(In thousands except per share data)
Year ended April 30, 2010
Revenue	$37,940	$51,367	$60,861	$99,350
Gross margin	$10,715	$19,649	$23,481	$42,981
Net (loss) income	$(3,587)	$2,216	$6,515	$15,572
Net (loss) income per share—basic(1)	$(0.17)	$0.10	$0.30	$0.72
Net (loss) income per share—diluted	$(0.17)	$0.10	$0.30	$0.71

	Three Months Ended
	August 2, 2008	November 1, 2008	January 31, 2009	April 30, 2009
	(In thousands except per share data)
Year ended April 30, 2009
Revenue	$53,613	$65,779	$52,225	$76,045
Gross margin	$20,583	$24,987	$16,677	$26,350
Net income	$4,809	$9,059	$4,541	$5,836
Net income per share—basic(1)	$0.23	$0.43	$0.21	$0.27
Net income per share—diluted	$0.22	$0.41	$0.21	$0.27

(1)
Earnings per share is computed independently for each of the quarters presented. The sums of the quarterly earnings per share in fiscal 2010 do not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2008	$149	$71	$—	$—	$220
2009	$220	$183	$—	$(112)	$291
2010	$291	$601	$—	$(147)	$745
Warranty reserve for the year ended April 30:
2008	$263	$844	$—	$(763)	$344
2009	$344	$1,182	$—	$(1,003)	$523
2010	$523	$1,512	$—	$(1,231)	$804
Reserve for inventory excess and obsolescence for the year ended April 30:
2008	$1,138	$455	$—	$(52)	$1,541
2009	$1,541	$491	$—	$(643)	$1,389
2010	$1,389	$434	$—	$(632)	$1,191
Reserve for self-insured medical claims for the year ended April 30:
2008	$200	$3,246	$—	$(3,047)	$399
2009	$399	$3,758	$—	$(3,477)	$680
2010	$680	$5,170	$—	$(4,836)	$1,014

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2010, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2010 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2010 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2010, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2010 and 2009, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2010 of AeroVironment, Inc. and subsidiaries and our report dated June 24, 2010 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 24, 2010

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

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

        The information required by Item 407(d)(4) and (d)(5) of Regulation S-K will be included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2010 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report on Form 10-K:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2010 and 2009

  •
  Consolidated Statements of Income for the Years ended April 30, 2010, 2009 and 2008

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2010, 2009 and 2008

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2010, 2009 and 2008

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

        Exhibits—See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3(2)	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(3)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11(3)	Sublease Agreement, dated February 17, 2005, among AeroVironment, Inc., L-3 Communications Corporation and Thermotrex Corporation, for the property located at 900 Enchanted Way, Simi Valley, California 93065

Exhibit Number	Exhibit
10.12(3)	Standard Industrial/Commercial Single-Tenant Lease, dated August 8, 2005, between AeroVironment, Inc. and FKT Associates, for the property located at 1960 Walker Ave., Monrovia, California 91016
10.13(5)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto.
10.14(6)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto.
10.15(6)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto.
10.16†(3)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.17†(3)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.18†(7)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.19†(3)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.20†(3)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21†(8)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended.
10.22†(9)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended.
10.23#(2)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.24(10)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.25(10)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland.
10.26#(3)	Retiree Medical Plan
10.27†(7)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended.
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261)

(2)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 24, 2009 (File No. 001-33261).

(3)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-137658)

(4)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-8 filed January 26, 2007 (File No. 001-33261).

(5)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 29, 2007 (File No. 001-33261).

(6)
Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(7)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 10, 2010 (File No. 001-33261).

(8)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 6, 2007 (File No. 001-33261).

(9)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2008 (File No. 001-33261).

(10)
Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed December 22, 2009 (File No. 001-33261).

(11)
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

AEROVIRONMENT, INC.
Date: June 24, 2010		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Timothy E. Conver and Jikun Kim, each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 24, 2010
/s/ JIKUN KIM Jikun Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 24, 2010
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	June 24, 2010
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	June 24, 2010
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 24, 2010
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 24, 2010