Form 10-Q
period 2010-07-31
AeroVironment Inc
filed 2010-09-09
CIK 1368622

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

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

As of August 27, 2010, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,782,913.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 31, 2010	April 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$45,442	$28,665
Short-term investments	112,176	135,770
Accounts receivable, net of allowance for doubtful accounts of $1,144 at July 31, 2010 and $745 at April 30, 2010	17,057	38,645
Unbilled receivables and retentions	15,834	18,710
Inventories, net	28,085	20,928
Income tax receivable	2,743	—
Deferred income taxes	1,112	956
Prepaid expenses and other current assets	2,070	1,921
Total current assets	224,519	245,595
Long-term investments	6,438	6,515
Property and equipment, net	19,200	20,025
Deferred income taxes	9,738	9,747
Other assets	89	89
Total assets	$259,984	$281,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,767	$20,205
Wages and related accruals	7,902	10,336
Income taxes payable	—	6,507
Other current liabilities	4,351	4,473
Liability for uncertain tax positions	863	2,592
Total current liabilities	24,883	44,113
Deferred rent	1,186	1,268
Liability for uncertain tax positions	3,189	3,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,782,913 at July 31, 2010 and 21,732,413 at April 30, 2010	2	2
Additional paid-in capital	116,337	115,602
Accumulated other comprehensive loss	(746)	(760)
Retained earnings	115,133	118,576
Total stockholders’ equity	230,726	233,420
Total liabilities and stockholders’ equity	$259,984	$281,971

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 31,	August 1,
	2010	2009

Revenue:
Product sales	$12,220	$8,229
Contract services	26,008	29,711
	38,228	37,940
Cost of Sales:
Product sales	8,686	5,557
Contract services	17,506	21,668
	26,192	27,225
Gross margin	12,036	10,715
Selling, general and administrative	11,371	10,495
Research and development	7,972	5,673
Loss from operations	(7,307)	(5,453)
Other income:
Interest income	121	59
Loss before income taxes	(7,186)	(5,394)
Benefit for income taxes	(3,743)	(1,807)
Net loss	$(3,443)	$(3,587)
Loss per share data:
Basic	$(0.16)	$(0.17)
Diluted	$(0.16)	$(0.17)
Weighted average shares outstanding:
Basic	21,545,870	21,316,776
Diluted	21,545,870	21,316,776

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 31, 2010	August 1, 2009
Operating activities
Net loss	$(3,443)	$(3,587)
Adjustments to reconcile net loss to net cash and cash equivalents (used in) provided by operating activities:
Depreciation and amortization	2,683	1,950
Provision for doubtful accounts	399	60
Deferred income taxes	(166)	(53)
Stock-based compensation	501	422
Tax benefit from exercise of stock options	109	176
Excess tax benefit from stock-based compensation	—	(82)
Gain on sale of property and equipment	(60)	—
Changes in operating assets and liabilities:
Accounts receivable	21,189	25,006
Unbilled receivables and retentions	2,876	5,612
Inventories	(7,157)	(7,610)
Income tax receivable	(2,743)	(2,039)
Other assets	(149)	(340)
Accounts payable	(8,438)	(11,899)
Other liabilities	(10,855)	(3,125)
Net cash and cash equivalents (used in) provided by operating activities	(5,254)	4,491
Investing activities
Acquisitions of property and equipment	(1,881)	(2,261)
Proceeds from the sale of property and equipment	83	—
Net sales (purchases) of held-to-maturity investments	23,594	(5,990)
Net sales of available-for-sale investments	100	150
Net cash and cash equivalents provided by (used in) investing activities	21,896	(8,101)
Financing activities
Excess tax benefit from exercise of stock options	—	82
Exercise of stock options	135	311
Net cash and cash equivalents provided by financing activities	135	393
Net increase (decrease) in cash and cash equivalents	16,777	(3,217)
Cash and cash equivalents at beginning of period	28,665	116,501
Cash and cash equivalents at end of period	$45,442	$113,284

Supplemental disclosure:
Unrealized gains (losses) on long-term investments recorded in other comprehensive loss, net of deferred taxes of $9 and $22, respectively	$14	$(32)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 31, 2010 are not necessarily indicative of the results for the full year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2010, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenue utilized in the revenue recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

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

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.  Due to the net loss for the three months ended July 31, 2010 and August 1, 2009, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In October 2009, the Financial Accounting Standards Board issued an accounting standards update that requires an entity to allocate arrangement consideration at the inception of an arrangement to all of its deliverables based on their relative selling prices, eliminates the use of the residual method of allocation, and requires the relative-selling-price method in all circumstances in which an entity recognizes revenue of an arrangement with multiple deliverables. This guidance will be effective for the Company beginning on May 1, 2011, however, early adoption is permitted. The Company does not expect that this new guidance will have a material impact on its consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	July 31, 2010	April 30, 2010

Short-term investments:
Held-to-maturity securities:
U.S. Treasury bills	$112,176	$135,770
Total short-term investments	$112,176	$135,770
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,438	$6,515
Total long-term investments	$6,438	$6,515

Held-To-Maturity Securities

At July 31, 2010, the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 31, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$112,176	$—	$(1)	$112,175
Total held-to-maturity investments	$112,176	$—	$(1)	$112,175

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$135,770	$5	$(3)	$135,772
Total held-to-maturity investments	$135,770	$5	$(3)	$135,772

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at July 31, 2010, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$112,176	$112,175
Total	$112,176	$112,175

Available-For-Sale Securities

As of July 31, 2010, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 9 to 24 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on July 31, 2010, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of July 31, 2010. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of July 31, 2010, it did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of July 31, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,675	$—	$(1,237)	$6,438
Total available-for-sale investments	$7,675	$—	$(1,237)	$6,438

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,775	$—	$(1,260)	$6,515
Total available-for-sale investments	$7,775	$—	$(1,260)	$6,515

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at July 31, 2010, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,450	$1,242
Due after 10 years	6,225	5,196
Total	$7,675	$6,438

3. Inventories, net

Inventories consist of the following (in thousands):

	July 31, 2010	April 30, 2010
Raw materials	$7,153	$6,629
Work in process	9,150	6,336
Finished goods	13,498	9,154
Inventories, gross	29,801	22,119
Reserve for inventory obsolescence	(1,716)	(1,191)
Inventories, net	$28,085	$20,928

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at July 31, 2010, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,438	$6,438
Total	$—	$—	$6,438	$6,438

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of July 31, 2010.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2010	$6,515
Transfers to Level 3	—
Total gains (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	23
Purchases, issuances and settlements, net	(100)
Balance at July 31, 2010	$6,438
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at July 31, 2010	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.7 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

5. Other Comprehensive Loss

The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	July 31,	August 1,
	2010	2009

Net loss	$(3,443)	$(3,587)
Other comprehensive income (loss), net of tax:
Unrealized gains (losses) on long-term investments	14	(32)
Comprehensive loss	$(3,429)	$(3,619)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended
	July 31,	August 1,
	2010	2009

Beginning balance	$804	$523
Warranty expense	216	292
Warranty costs incurred	(221)	(236)
Ending balance	$799	$579

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $11.9 million and $24.0 million for the three months ended July 31, 2010 and August 1, 2009, respectively.

8. Income Taxes

For the three months ended July 31, 2010 and August 1, 2009, the Company recorded a benefit for income taxes of $3.7 million and $1.8 million, respectively, yielding an effective tax rate of 52.1% and 33.5%, respectively. The variance from statutory rates for the three months ended July 31, 2010 was primarily due to a reduction in the liability for uncertain tax positions related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns.  The examination concluded in May of 2010 and no change was required to the tax returns filed.  The variance from statutory rates for the three months ended August 1, 2009 was primarily due to R&D tax credits.

9. Segment Data

The Company’s product segments are as follows:

•	Unmanned Aircraft Systems (“UAS”) — The UAS segment consists primarily of the design, development, production and support of unmanned aircraft systems solutions.

•	Efficient Energy Systems (“EES”) — The EES segment consists primarily of the design, development, production and support of system solutions for the clean transportation markets.

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

The segment results are as follows (in thousands):

	Three Months Ended
	July 31,	August 1,
	2010	2009
Revenue:
UAS	$33,447	$33,310
EES	4,781	4,630
Total	38,228	37,940
Gross margin:
UAS	10,370	8,979
EES	1,666	1,736
Total	12,036	10,715
Selling, general and administrative	11,371	10,495
Research and development	7,972	5,673
Loss from operations	(7,307)	(5,453)
Interest income	121	59
Loss before income taxes	$(7,186)	$(5,394)

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2010.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2011 fiscal year ends on April 30, 2011 and our fiscal quarters end on July 31, 2010, October 30, 2010 and January 29, 2011.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended July 31, 2010 Compared to Three Months Ended August 1, 2009

	Three Months Ended
	July 31,	August 1,
	2010	2009

Revenue:
UAS	$33,447	$33,310
EES	4,781	4,630
Total	38,228	37,940
Gross margin:
UAS	10,370	8,979
EES	1,666	1,736
Total	12,036	10,715
Selling, general and administrative	11,371	10,495
Research and development	7,972	5,673
Loss from operations	(7,307)	(5,453)
Interest income	121	59
Loss before income taxes	$(7,186)	$(5,394)

Revenue. Revenue for the three months ended July 31, 2010 was $38.2 million, as compared to $37.9 million for the three months ended August 1, 2009, representing an increase of $0.3 million, or 1%.  UAS revenue increased by $0.1 million to $33.4 million for the three months ended July 31, 2010, primarily due to an increase in UAS service revenue of $9.0 million and product deliveries of $3.6 million, partially offset by a decrease in customer-funded R&D work of $12.5 million. The increase in UAS product deliveries and service revenue was primarily due to increased production and retrofits of Raven B systems with our Digital Data Link (DDL) technology.  The decrease in customer-funded R&D work was primarily due to decreased activity on the Global Observer program.  EES revenue increased by $0.2 million, or 3%, to $4.8 million for the three months ended July 31, 2010.  The increase in EES revenue was primarily due to increased product deliveries of electric vehicle test systems.

Cost of Sales. Cost of sales for the three months ended July 31, 2010 was $26.2 million, as compared to $27.2 million for the three months ended August 1, 2009, representing a decrease of $1.0 million, or 4%. The decrease in cost of sales was caused primarily by a decrease in UAS cost of sales of $1.3 million, partially offset by an increase in EES cost of sales of $0.2 million.

Gross Margin. Gross margin for the three months ended July 31, 2010 was $12.0 million, as compared to $10.7 million for the three months ended August 1, 2009, representing an increase of $1.3 million, or 12%. UAS gross margin increased $1.4 million, or 15%, to $10.4 million for the three months ended July 31, 2010. As a percentage of revenue, gross margin for UAS increased from 27% to 31%, primarily due to increased product deliveries and retrofits of Raven B systems equipped with DDL technology.  EES gross margin decreased $0.1 million, or 4%, to $1.7 million for the three months ended July 31, 2010.  As a percentage of revenue, EES gross margin decreased from 37% to 35%, primarily due to higher unabsorbed manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the three months ended July 31, 2010 was $11.4 million, or 30% of revenue, compared to SG&A expense of $10.5 million, or 28% of revenue, for the three months ended August 1, 2009.  SG&A expense increased $0.9 million primarily due to higher selling and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the three months ended July 31, 2010 was $8.0 million, or 21% of revenue, which was higher than R&D expense of $5.7 million, or 15% of revenue, for the three months ended August 1, 2009.  R&D expense increased $2.3 million primarily due to increased investment in various UAS and EES technology development initiatives.

Interest Income. Interest income for the three months ended July 31, 2010 and August 1, 2009 remained unchanged at $0.1 million.

Income Tax Benefit. Benefit for income taxes for the three months ended July 31, 2010 was $3.7 million, or an effective income tax rate of 52.1%, as compared to a benefit of $1.8 million, or an effective income tax rate of 33.5% for the three months ended August 1, 2009.  The increase in the benefit for income taxes was primarily due to a reduction in the liability for uncertain tax positions related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns.  The examination concluded in May of 2010 and no change was required to the tax returns filed.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of July 31, 2010 and April 30, 2010, our funded backlog was approximately $63.6 million and $72.3 million, respectively.  On August 19, 2010 and August 23, 2010, the Company received contract delivery orders valued at $35.3 million and $4.4 million, respectively, for digital Puma® All Environment unmanned aircraft systems and additional support services and equipment.  As these orders were received subsequent to July 31, 2010, they are not included in funded backlog as of July 31, 2010.

In addition to our funded backlog, we also had unfunded backlog of $255.3 million and $269.4 million as of July 31, 2010 and April 30, 2010, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the three months ended July 31, 2010 and August 1, 2009 (in thousands):

	Three Months Ended
	July 31, 2010	August 1, 2009
	(Unaudited)
Net cash (used in) provided by operating activities	$(5,254)	$4,491
Net cash provided by (used) in investing activities	$21,896	$(8,101)
Net cash provided by financing activities	$135	$393

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended July 31, 2010 increased by $9.7 million to $5.3 million, compared to net cash provided by operating activities of $4.5 million for the three months ended August 1, 2009. This increase in net cash used in operating activities was primarily due to higher working capital needs of $10.9 million, partially offset by higher depreciation of $0.7 million and higher income of $0.1 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $30.0 million to $21.9 million for the three months ended July 31, 2010, compared to net cash used in investing activities of $8.1 million for the three months ended August 1, 2009. The increase in net cash provided by investing activities was primarily due to net sales of investments of $29.6 million and lower acquisitions of property and equipment of $0.4 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.3 million to $0.1 million for the three months ended July 31, 2010, compared to $0.4 million for the three months ended August 1, 2009.  During the three months ended July 31, 2010, we received proceeds from stock option exercises of $0.1 million.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2010.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 31, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2010.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1(1)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement under the AeroVironment, Inc. 2006 Equity Incentive Plan.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated herein by reference to AeroVironment, Inc.’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 28, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 8, 2010		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)