Form 10-Q
period 2010-10-30
AeroVironment Inc
filed 2010-12-08
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

As of November 26, 2010, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,822,839.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 30, 2010	April 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$76,664	$28,665
Short-term investments	80,677	135,770
Accounts receivable, net of allowance for doubtful accounts of $993 at October 30, 2010 and $745 at April 30, 2010	33,299	38,645
Unbilled receivables and retentions	16,577	18,710
Inventories, net	28,929	20,928
Income tax receivable	2,321	—
Deferred income taxes	1,237	956
Prepaid expenses and other current assets	2,285	1,921
Total current assets	241,989	245,595
Long-term investments	6,290	6,515
Property and equipment, net	18,047	20,025
Deferred income taxes	9,756	9,747
Other assets	125	89
Total assets	$276,207	$281,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$21,764	$20,205
Wages and related accruals	11,854	10,336
Income taxes payable	—	6,507
Other current liabilities	5,912	4,473
Liability for uncertain tax positions	768	2,592
Total current liabilities	40,298	44,113
Deferred rent	1,151	1,268
Liability for uncertain tax positions	3,198	3,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,822,632 at October 30, 2010 and 21,732,413 at April 30, 2010	2	2
Additional paid-in capital	116,938	115,602
Accumulated other comprehensive loss	(775)	(760)
Retained earnings	115,395	118,576
Total stockholders’ equity	231,560	233,420
Total liabilities and stockholders’ equity	$276,207	$281,971

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Revenue:
Product sales	$32,494	$19,134	$44,714	$27,363
Contract services	31,287	32,233	57,295	61,944
	63,781	51,367	102,009	89,307
Cost of sales:
Product sales	20,646	11,083	29,332	16,640
Contract services	21,360	20,635	38,866	42,303
	42,006	31,718	68,198	58,943
Gross margin	21,775	19,649	33,811	30,364
Selling, general and administrative	12,685	10,500	24,056	20,995
Research and development	8,689	5,776	16,661	11,449
Income (loss) from operations	401	3,373	(6,906)	(2,080)
Other income:
Interest income	45	50	166	109
Income (loss) before income taxes	446	3,423	(6,740)	(1,971)
Provision (benefit) for income taxes	184	1,207	(3,559)	(600)
Net income (loss)	$262	$2,216	$(3,181)	$(1,371)
Earnings (loss) per share data:
Basic	$0.01	$0.10	$(0.15)	$(0.06)
Diluted	$0.01	$0.10	$(0.15)	$(0.06)
Weighted average shares outstanding:
Basic	21,565,969	21,348,325	21,555,864	21,332,379
Diluted	22,027,155	21,937,784	21,555,864	21,332,379

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 30, 2010	October 31, 2009
Operating activities
Net loss	$(3,181)	$(1,371)
Adjustments to reconcile net loss to net cash and cash equivalents used in operating activities:
Depreciation and amortization	5,493	4,156
Provision for doubtful accounts	248	21
Deferred income taxes	(280)	(215)
Stock-based compensation	1,077	845
Tax benefit from exercise of stock options	109	347
Excess tax benefit from stock-based compensation	—	(38)
(Gain) loss on sale of property and equipment	(56)	3
Changes in operating assets and liabilities:
Accounts receivable	5,098	10,251
Unbilled receivables and retentions	2,133	154
Inventories	(8,001)	(13,504)
Income tax receivable	(2,351)	(902)
Other assets	(400)	(328)
Accounts payable	1,559	(8,234)
Other liabilities	(5,463)	425
Net cash and cash equivalents used in operating activities	(4,015)	(8,390)
Investing activities
Acquisitions of property and equipment	(3,553)	(5,708)
Proceeds from the sale of property and equipment	94	—
Net sales (purchases) of held-to-maturity investments	55,093	(4,974)
Net sales of available-for-sale investments	200	225
Net cash and cash equivalents provided by (used in) investing activities	51,834	(10,457)
Financing activities
Excess tax benefit from stock-based compensation	—	38
Exercise of stock options	180	484
Net cash and cash equivalents provided by financing activities	180	522
Net increase (decrease) in cash and cash equivalents	47,999	(18,325)
Cash and cash equivalents at beginning of period	28,665	116,501
Cash and cash equivalents at end of period	$76,664	$98,176

Supplemental disclosure:
Unrealized (losses) gains on long-term investments recorded in other comprehensive loss, net of deferred taxes of $10 and $45, respectively	$(15)	$69

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 30, 2010 are not necessarily indicative of the results for the full year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2010, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Six Months Ended
	October 30, 2010	October 31, 2009	October 30, 2010	October 31, 2009
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,565,969	21,348,325	21,555,864	21,332,379
Dilutive effect of employee stock options and unvested restricted stock	461,186	589,459	—	—
Denominator for diluted earnings (loss) per share	22,027,155	21,937,784	21,555,864	21,332,379

During the three months ended October 30, 2010 and October 31, 2009, certain options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and shares of unvested restricted stock which met this anti-dilutive criterion for the three months ended October 30, 2010 and October 31, 2009 was approximately 16,000 and 900, respectively.  Due to the net loss for the six months ended October 30, 2010 and October 31, 2009, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

2. Investments

Investments consist of the following (in thousands):

	October 30, 2010	April 30, 2010
	(In thousands)
Short-term investments:
Held-to-maturity securities:
U.S. Treasury bills	$80,677	$135,770
Total short-term investments	$80,677	$135,770
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,290	$6,515
Total long-term investments	$6,290	$6,515

Held-To-Maturity Securities

At October 30, 2010, the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$80,677	$10	$—	$80,687
Total held-to-maturity investments	$80,677	$10	$—	$80,687

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$135,770	$5	$(3)	$135,772
Total held-to-maturity investments	$135,770	$5	$(3)	$135,772

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at October 30, 2010, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$80,677	$80,687
Total	$80,677	$80,687

Available-For-Sale Securities

As of October 30, 2010, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 9 to 24 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 30, 2010, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 30, 2010. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of October 30, 2010, it did not consider these investments to be other-than-temporarily impaired.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of October 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,575	$—	$(1,285)	$6,290
Total available-for-sale investments	$7,575	$—	$(1,285)	$6,290

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,775	$—	$(1,260)	$6,515
Total available-for-sale investments	$7,775	$—	$(1,260)	$6,515

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at October 30, 2010, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,975	$1,762
Due after 10 years	5,600	4,528
Total	$7,575	$6,290

3. Inventories, net

Inventories consist of the following (in thousands):

	October 30, 2010	April 30, 2010
Raw materials	$8,480	$6,629
Work in process	9,676	6,336
Finished goods	12,526	9,154
Inventories, gross	30,682	22,119
Reserve for inventory obsolescence	(1,753)	(1,191)
Inventories, net	$28,929	$20,928

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s financial assets measured at fair value on a recurring basis at October 30, 2010, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,290	$6,290
Total	$—	$—	$6,290	$6,290

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of October 30, 2010.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2010	$6,515
Transfers to Level 3	—
Total gains (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	(25)
Settlements	(200)
Balance at October 30, 2010	$6,290
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at October 30, 2010	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.6 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

5. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Net income (loss)	$262	$2,216	$(3,181)	$(1,371)
Other comprehensive loss, net of tax:
Unrealized losses on long-term investments	(29)	(37)	(15)	(69)
Comprehensive income (loss)	$233	$2,179	$(3,196)	$(1,440)

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 30, 2010 and October 31, 2009 (in thousands):

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Beginning balance	$799	$579	$804	$523
Warranty expense	332	409	548	701
Warranty costs incurred	(297)	(402)	(518)	(638)
Ending balance	$834	$586	$834	$586

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $9.7 million and $21.6 million for the three and six months ended October 30, 2010, respectively. Revenue from customer-funded R&D was approximately $23.3 million and $47.8 million for the three and six months ended October 31, 2009, respectively.

8. Income Taxes

For the three and six months ended October 30, 2010, the Company recorded a provision (benefit) for income taxes of $0.2 million and ($3.6) million, respectively, yielding an effective tax rate of 41.3% and 52.8%, respectively. The variance from statutory rates for the three and six months ended October 30, 2010 was primarily due to a reduction in the liability for uncertain tax positions of approximately $1.7 million related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns.  The examination concluded in May of 2010, and no change was required to the tax returns filed.  For the three and six months ended October 31, 2009, the Company recorded a provision (benefit) for income taxes of $1.2 million and ($0.6) million, respectively, yielding an effective tax rate of 35.3% and 30.4%, respectively. The variance from statutory rates is primarily due to lower federal R&D tax credits.

9. Segment Data

The Company’s product segments are as follows:

•                                          Unmanned Aircraft Systems (“UAS”) — The UAS segment consists primarily of the design, development, production and support of unmanned aircraft systems solutions.

•                                          Efficient Energy Systems (“EES”) — The EES segment consists primarily of the design, development, production and support of system solutions for the electric transportation markets.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
Revenue:
UAS	$53,616	$43,690	$87,063	$77,000
EES	10,165	7,677	14,946	12,307
Total	63,781	51,367	102,009	89,307
Gross margin:
UAS	17,434	15,822	27,804	24,801
EES	4,341	3,827	6,007	5,563
Total	21,775	19,649	33,811	30,364
Selling, general and administrative	12,685	10,500	24,056	20,995
Research and development	8,689	5,776	16,661	11,449
Income (loss) from operations	401	3,373	(6,906)	(2,080)
Interest income	45	50	166	109
Income (loss) before income taxes	$446	$3,423	$(6,740)	$(1,971)

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 30, 2010 Compared to Three Months Ended October 31, 2009

	Three Months Ended
	October 30,	October 31,
	2010	2009
Revenue:
UAS	$53,616	$43,690
EES	10,165	7,677
Total	63,781	51,367
Gross margin:
UAS	17,434	15,822
EES	4,341	3,827
Total	21,775	19,649
Selling, general and administrative	12,685	10,500
Research and development	8,689	5,776
Income from operations	401	3,373
Interest income	45	50
Income before income taxes	$446	$3,423

Revenue. Revenue for the three months ended October 30, 2010 was $63.8 million, as compared to $51.4 million for the three months ended October 31, 2009, representing an increase of $12.4 million, or 24%.  UAS revenue increased by $9.9 million to $53.6 million for the three months ended October 30, 2010, primarily due to an increase in UAS product deliveries of $11.7 million and service revenue of $11.2 million, partially offset by a decrease in customer-funded R&D work of $13.0 million. The increase in UAS product deliveries and service revenue was primarily due to increased deliveries of digital Puma® All Environment unmanned aircraft systems, or Puma AE systems, and retrofits of Raven B systems with our Digital Data Link, or DDL, technology.  The decrease in customer-funded R&D work was primarily due to decreased activity on the Global Observer program.  EES revenue increased by $2.5 million, or 32%, to $10.2 million for the three months ended October 30, 2010.  The increase in EES revenue was primarily due to increased product deliveries of industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended October 30, 2010 was $42.0 million, as compared to $31.7 million for the three months ended October 31, 2009, representing an increase of $10.3 million, or 32%. The increase in cost of sales was caused primarily by increases in UAS cost of sales of $8.3 million and EES cost of sales of $2.0 million due to increased revenues.

Gross Margin. Gross margin for the three months ended October 30, 2010 was $21.8 million, as compared to $19.6 million for the three months ended October 31, 2009, representing an increase of $2.1 million, or 11%. UAS gross margin increased $1.6 million, or 10%, to $17.4 million for the three months ended October 30, 2010. As a percentage of revenue, gross margin for UAS decreased from 36% to 33%, primarily due to higher program costs and higher unabsorbed engineering overhead support costs.  EES gross margin increased $0.5 million, or 13%, to $4.3 million for the three months ended October 30, 2010.  As a percentage of revenue, EES gross margin decreased from 50% to 43%, primarily due to higher manufacturing overhead support costs to increase production capability and capacity.

Selling, General and Administrative.  SG&A expense for the three months ended October 30, 2010 was $12.7 million, or 20% of revenue, compared to SG&A expense of $10.5 million, or 20% of revenue, for the three months ended October 31, 2009.  SG&A expense increased $2.2 million primarily due to higher marketing and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the three months ended October 30, 2010 was $8.7 million, or 14% of revenue, compared to R&D expense of $5.8 million, or 11% of revenue, for the three months ended October 31, 2009.  R&D expense increased $2.9 million primarily due to increased investment in various UAS and EES technology development initiatives.

Interest Income. Interest income for the three months ended October 30, 2010 and October 31, 2009 remained unchanged at $0.1 million.

Income Tax Expense. Our effective income tax rate was 41.3% for the three months ended October 30, 2010, as compared to 35.3% for the three months ended October 31, 2009. The increase was primarily due to the expiration of federal R&D tax credits.

Six Months Ended October 30, 2010 Compared to Six Months Ended October 31, 2009

	Six Months Ended
	October 30,	October 31,
	2010	2009
Revenue:
UAS	$87,063	$77,000
EES	14,946	12,307
Total	102,009	89,307
Gross margin:
UAS	27,804	24,801
EES	6,007	5,563
Total	33,811	30,364
Selling, general and administrative	24,056	20,995
Research and development	16,661	11,449
Loss from operations	(6,906)	(2,080)
Interest income	166	109
Loss before income taxes	$(6,740)	$(1,971)

Revenue. Revenue for the six months ended October 30, 2010 was $102.0 million, as compared to $89.3 million for the six months ended October 31, 2009, representing an increase of $12.7 million, or 14%.  UAS revenue increased $10.1 million, or 13%, to $87.1 million for the six months ended October 30, 2010, primarily due to increased UAS service revenue of $20.2 million and product deliveries of $15.4 million, partially offset by lower customer-funded R&D work of $25.5 million.  The increase in UAS service revenue was primarily due to increased retrofits of Raven B systems with our DDL technology.  The increase in product deliveries was primarily due to increased deliveries of Raven B and Puma AE systems with our DDL technology. The decrease in UAS customer-funded R&D revenue was primarily due to decreased activity on the Global Observer program.  EES revenue increased by $2.6 million, or 21%, to $14.9 million for the six months ended October 30, 2010.  The increase in EES revenue was primarily due to increased product deliveries of industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the six months ended October 30, 2010 was $68.2 million, as compared to $58.9 million for the six months ended October 31, 2009, representing an increase of $9.3 million, or 16%. The increase in cost of sales was caused by higher UAS cost of sales of $7.1 million and EES cost of sales of $2.2 million due to increased revenues.

Gross Margin. Gross margin for the six months ended October 30, 2010 was $33.8 million, as compared to $30.4 million for the six months ended October 31, 2009, representing an increase of $3.4 million, or 11%. UAS gross margin increased $3.0 million, or 12%, to $27.8 million for the six months ended October 30, 2010. As a percentage of revenue, gross margin for UAS remained unchanged at 32%.  EES gross margin increased $0.4 million, or 8%, to $6.0 million for the six months ended October 30, 2010.  As a percentage of revenue, EES gross margin decreased from 45% to 40%, due to higher manufacturing overhead support costs to increase production capability and capacity.

Selling, General and Administrative.  SG&A expense for the six months ended October 30, 2010 was $24.1 million, or 24% of revenue, compared to SG&A expense of $21.0 million, or 24% of revenue, for the six months ended October 31, 2009.  SG&A expense increased $3.1 million primarily due to higher marketing and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the six months ended October 30, 2010 was $16.7 million, or 16% of revenue, compared to R&D expense of $11.4 million, or 13% of revenue, for the six months ended October 31, 2009.  The increase in R&D expense of $5.2 million was primarily due to increased investment in various UAS and EES technology development initiatives.

Interest Income. Interest income for the six months ended October 30, 2010 was $0.2 million, compared to $0.1 million for the six months ended October 31, 2009.

Income Tax Benefit. Our effective income tax rate was 52.8% for the six months ended October 30, 2010, as compared to 30.4% for the six months ended October 31, 2009.  The increase in the effective tax rate was primarily due to a reduction in the liability for uncertain tax positions of approximately $1.7 million related to the conclusion of the examination of our fiscal 2003 and 2004 tax returns.  The examination concluded in May of 2010, and no change was required to the tax returns filed.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 30, 2010 and April 30, 2010, our funded backlog was approximately $103.8 million and $72.3 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $205.6 million and $269.4 million as of October 30, 2010 and April 30, 2010, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products and services, and promoting market acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense and electric vehicle industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all.  Although we are currently not a party to any agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 30, 2010 and October 31, 2009 (in thousands):

	Six Months Ended
	October 30, 2010	October 31, 2009
	(Unaudited)
Net cash used in operating activities	$(4,015)	$(8,390)
Net cash provided by (used in) investing activities	$51,834	$(10,457)
Net cash provided by financing activities	$180	$522

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended October 30, 2010 decreased by $4.4 million to $4.0 million, compared to net cash used in operating activities of $8.4 million for the six months ended October 31, 2009. This decrease in net cash used in operating activities was primarily due to lower working capital needs of $4.7 million and higher depreciation of $1.3 million, partially offset by an increased loss of $1.8 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $62.3 million to $51.8 million for the six months ended October 30, 2010, compared to net cash used in investing activities of $10.5 million for the six months ended October 31, 2009. The increase in net cash provided by investing activities was primarily due to net sales of investments of $60.0 million and lower acquisitions of property and equipment of $2.2 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.3 million to $0.2 million for the six months ended October 30, 2010, compared to $0.5 million for the six months ended October 31, 2009.  During the three months ended October 30, 2010, we received proceeds from stock option exercises of $0.2 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 7, 2010		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)