Form 10-Q
period 2011-01-29
AeroVironment Inc
filed 2011-03-09
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 29, 2011

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

As of February 25, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,897,478.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 29, 2011	April 30, 2010
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$39,099	$28,665
Short-term investments	122,784	135,770
Accounts receivable, net of allowance for doubtful accounts of $804 at January 29, 2011 and $745 at April 30, 2010	44,452	38,645
Unbilled receivables and retentions	19,569	18,710
Inventories, net	28,880	20,928
Deferred income taxes	1,447	956
Prepaid expenses and other current assets	3,027	1,921
Total current assets	259,258	245,595
Long-term investments	6,207	6,515
Property and equipment, net	18,073	20,025
Deferred income taxes	9,174	9,747
Other assets	181	89
Total assets	$292,893	$281,971
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$23,167	$20,205
Wages and related accruals	11,642	10,336
Income taxes payable	1,161	6,507
Other current liabilities	7,577	4,473
Liability for uncertain tax positions	768	2,592
Total current liabilities	44,315	44,113
Deferred rent	1,290	1,268
Liability for uncertain tax positions	3,198	3,170
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 21,894,413 at January 29, 2011 and 21,732,413 at April 30, 2010	2	2
Additional paid-in capital	118,064	115,602
Accumulated other comprehensive loss	(825)	(760)
Retained earnings	126,849	118,576
Total stockholders’ equity	244,090	233,420
Total liabilities and stockholders’ equity	$292,893	$281,971

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Revenue:
Product sales	$45,996	$25,353	$90,710	$52,716
Contract services	38,438	35,508	95,733	97,452
	84,434	60,861	186,443	150,168
Cost of sales:
Product sales	25,869	15,156	55,201	31,796
Contract services	24,436	22,224	63,302	64,527
	50,305	37,380	118,503	96,323
Gross margin	34,129	23,481	67,940	53,845
Selling, general and administrative	10,578	9,833	34,634	30,828
Research and development	7,872	5,167	24,533	16,616
Income from operations	15,679	8,481	8,773	6,401
Other income:
Interest income	49	38	215	147
Income before income taxes	15,728	8,519	8,988	6,548
Provision for income taxes	4,274	2,004	715	1,404
Net income	$11,454	$6,515	$8,273	$5,144
Earnings per share data:
Basic	$0.53	$0.30	$0.38	$0.24
Diluted	$0.52	$0.30	$0.38	$0.23
Weighted average shares outstanding:
Basic	21,594,032	21,394,204	21,568,541	21,352,838
Diluted	22,096,989	21,991,067	22,046,479	21,952,140

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 29, 2011	January 30, 2010
Operating activities
Net income	$8,273	$5,144
Adjustments to reconcile net income to net cash and cash equivalents provided by (used in) operating activities:
Depreciation and amortization	8,105	6,465
Provision for doubtful accounts	59	98
Deferred income taxes	125	(196)
Stock-based compensation	1,672	1,258
Tax benefit from exercise of stock options	493	1,855
Excess tax benefit from stock-based compensation	—	(46)
(Gain) loss on sale of property and equipment	(54)	3
Changes in operating assets and liabilities:
Accounts receivable	(5,866)	1,593
Unbilled receivables and retentions	(859)	751
Inventories	(7,952)	(18,111)
Income tax receivable	—	243
Other assets	(1,198)	(1,905)
Accounts payable	2,962	(7,245)
Other liabilities	(2,739)	(1,497)
Net cash and cash equivalents provided by (used in) operating activities	3,021	(11,590)
Investing activities
Acquisitions of property and equipment	(6,207)	(7,552)
Proceeds from the sale of property and equipment	108	—
Net sales (purchases) of held-to-maturity investments	12,986	(45,549)
Net sales of available-for-sale investments	200	225
Net cash and cash equivalents provided by (used in) investing activities	7,087	(52,876)
Financing activities
Excess tax benefit from stock-based compensation	—	46
Exercise of stock options	326	762
Net cash and cash equivalents provided by financing activities	326	808
Net increase (decrease) in cash and cash equivalents	10,434	(63,658)
Cash and cash equivalents at beginning of period	28,665	116,501
Cash and cash equivalents at end of period	$39,099	$52,843

Supplemental disclosure:
Unrealized losses on long-term investments recorded in other comprehensive loss, net of deferred taxes of $43 and $140, respectively	$(65)	$(209)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 29, 2011 are not necessarily indicative of the results for the full year ending April 30, 2011. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2010, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Government Contracts

Payments to the Company on government cost reimbursable contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency (“DCAA”). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional billing rates, may create an additional receivable or liability for the Company.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Nine Months Ended
	January 29, 2011	January 30, 2010	January 29, 2011	January 30, 2010
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,594,032	21,394,204	21,568,541	21,352,838
Dilutive effect of employee stock options and unvested restricted stock	502,957	596,863	477,938	599,302
Denominator for diluted earnings per share	22,096,989	21,991,067	22,046,479	21,952,140

During the three and nine months ended January 29, 2011 and January 30, 2010, certain options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 24,000 and 49,000 for the three and nine months ended January 29, 2011, respectively.  The number of options and shares of unvested restricted stock which met this anti-dilutive criterion was approximately 11,000 and 14,000 for the three and nine months ended January 30, 2010, respectively.

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

2. Investments

Investments consist of the following (in thousands):

	January 29, 2011	April 30, 2010
	(In thousands)
Short-term investments:
Held-to-maturity securities:
U.S. Treasury bills	$122,784	$135,770
Total short-term investments	$122,784	$135,770
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,207	$6,515
Total long-term investments	$6,207	$6,515

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Held-To-Maturity Securities

At January 29, 2011, the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 29, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$122,784	$19	$(4)	$122,799
Total held-to-maturity investments	$122,784	$19	$(4)	$122,799

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$135,770	$5	$(3)	$135,772
Total held-to-maturity investments	$135,770	$5	$(3)	$135,772

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at January 29, 2011, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$122,784	$122,799
Total	$122,784	$122,799

Available-For-Sale Securities

As of January 29, 2011, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 9 to 24 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 29, 2011, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 29, 2011. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of January 29, 2011, it did not consider these investments to be other-than-temporarily impaired.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of January 29, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,575	$—	$(1,368)	$6,207
Total available-for-sale investments	$7,575	$—	$(1,368)	$6,207

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2010, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,775	$—	$(1,260)	$6,515
Total available-for-sale investments	$7,775	$—	$(1,260)	$6,515

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at January 29, 2011, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,975	$1,745
Due after 10 years	5,600	4,462
Total	$7,575	$6,207

3. Inventories, net

Inventories consist of the following (in thousands):

	January 29, 2011	April 30, 2010
Raw materials	$10,588	$6,629
Work in process	7,189	6,336
Finished goods	12,343	9,154
Inventories, gross	30,120	22,119
Reserve for inventory obsolescence	(1,240)	(1,191)
Inventories, net	$28,880	$20,928

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s financial assets measured at fair value on a recurring basis at January 29, 2011, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,207	$6,207
Total	$—	$—	$6,207	$6,207

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of January 29, 2011.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2010	$6,515
Transfers to Level 3	—
Total gains (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	(108)
Settlements	(200)
Balance at January 29, 2011	$6,207
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 29, 2011	$—

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

5. Other Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Net income	$11,454	$6,515	$8,273	$5,144
Other comprehensive loss, net of tax:
Unrealized losses on long-term investments	(50)	(140)	(65)	(209)
Comprehensive income	$11,404	$6,375	$8,208	$4,935

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 29, 2011 and January 30, 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010

Beginning balance	$834	$586	$804	$523
Warranty expense	425	356	966	1,057
Warranty costs incurred	(222)	(278)	(733)	(916)
Ending balance	$1,037	$664	$1,037	$664

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $8.7 million and $30.3 million for the three and nine months ended January 29, 2011, respectively. Revenue from customer-funded R&D was approximately $16.3 million and $64.1 million for the three and nine months ended January 30, 2010, respectively.

8. Income Taxes

For the three and nine months ended January 29, 2011, the Company recorded a provision for income taxes of $4.3 million and $0.7 million, respectively, yielding an effective tax rate of 27.2% and 8.0%, respectively. The variance from statutory rates for the three and nine months ended January 29, 2011 was primarily driven by two factors:  first, a reduction in the liability for uncertain tax positions of $1.7 million related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns in May of 2010; and second, the reinstatement of federal R&D tax credits in December of 2010.

For the three and nine months ended January 30, 2010, the Company recorded a provision for income taxes of $2.0 million and $1.4 million, respectively, yielding an effective tax rate of 23.5% and 21.4%, respectively. The variance from statutory rates is primarily due to R&D tax credits.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2011	2010	2011	2010
Revenue:
UAS	$71,733	$55,089	$158,796	$132,089
EES	12,701	5,772	27,647	18,079
Total	84,434	60,861	186,443	150,168
Gross margin:
UAS	29,003	21,125	56,807	45,926
EES	5,126	2,356	11,133	7,919
Total	34,129	23,481	67,940	53,845
Selling, general and administrative	10,578	9,833	34,634	30,828
Research and development	7,872	5,167	24,533	16,616
Income from operations	15,679	8,481	8,773	6,401
Interest income	49	38	215	147
Income before income taxes	$15,728	$8,519	$8,988	$6,548

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 29, 2011 Compared to Three Months Ended January 30, 2010

	Three Months Ended
	January 29,	January 30,
	2011	2010
Revenue:
UAS	$71,733	$55,089
EES	12,701	5,772
Total	84,434	60,861
Gross margin:
UAS	29,003	21,125
EES	5,126	2,356
Total	34,129	23,481
Selling, general and administrative	10,578	9,833
Research and development	7,872	5,167
Income from operations	15,679	8,481
Interest income	49	38
Income before income taxes	$15,278	$8,519

Revenue. Revenue for the three months ended January 29, 2011 was $84.4 million, as compared to $60.9 million for the three months ended January 30, 2010, representing an increase of $23.6 million, or 39%.  UAS revenue increased by $16.6 million to $71.7 million for the three months ended January 29, 2011, primarily due to an increase in UAS product deliveries of $15.8 million and service revenue of $8.6 million, partially offset by a decrease in customer-funded R&D work of $7.7 million. The increase in UAS product deliveries and service revenue was primarily due to increased deliveries of digital Puma® All Environment unmanned aircraft systems, or Puma AE systems, and retrofits of Raven B systems with our Digital Data Link, or DDL, technology.  The decrease in customer-funded R&D work was primarily due to decreased activity on the Global Observer program.  EES revenue increased by $6.9 million, or 120%, to $12.7 million for the three months ended January 29, 2011.  The increase in EES revenue was primarily due to increased product deliveries of electric vehicle test systems and the initial rollout of electric charging docks to automobile dealerships and consumers.

Cost of Sales. Cost of sales for the three months ended January 29, 2011 was $50.3 million, as compared to $37.4 million for the three months ended January 30, 2010, representing an increase of $12.9 million, or 35%. The increase in cost of sales was caused primarily by increases in UAS cost of sales of $8.8 million and EES cost of sales of $4.1 million due to increased revenues.

Gross Margin. Gross margin for the three months ended January 29, 2011 was $34.1 million, as compared to $23.5 million for the three months ended January 30, 2010, representing an increase of $10.6 million, or 45%. UAS gross margin increased $7.9 million, or 37%, to $29.0 million for the three months ended January 29, 2011. As a percentage of revenue, gross margin for UAS increased from 38% to 40%.  EES gross margin increased $2.8 million, or 118%, to $5.1 million for the three months ended January 29, 2011.  As a percentage of revenue, EES gross margin decreased from 41% to 40%.

Selling, General and Administrative.  SG&A expense for the three months ended January 29, 2011 was $10.6 million, or 13% of revenue, compared to SG&A expense of $9.8 million, or 16% of revenue, for the three months ended January 30, 2010.  SG&A expense increased $0.8 million primarily due to higher marketing and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the three months ended January 29, 2011 was $7.9 million, or 9% of revenue, compared to R&D expense of $5.2 million, or 8% of revenue, for the three months ended January 30, 2010.  R&D expense increased $2.7 million primarily due to increased investment in various UAS and EES technology development initiatives.

Interest Income. Interest income for the three months ended January 29, 2011 and January 30, 2010 remained unchanged at $0.1 million.

Income Tax Expense. Our effective income tax rate was 27.2% for the three months ended January 29, 2011, as compared to 23.5% for the three months ended January 30, 2010. The increase was primarily due to higher taxable income.

Nine Months Ended January 29, 2011 Compared to Nine Months Ended January 30, 2010

	Nine Months Ended
	January 29,	January 30,
	2011	2010
Revenue:
UAS	$158,796	$132,089
EES	27,647	18,079
Total	186,443	150,168
Gross margin:
UAS	56,807	45,926
EES	11,133	7,919
Total	67,940	53,845
Selling, general and administrative	34,634	30,828
Research and development	24,533	16,616
Income from operations	8,773	6,401
Interest income	215	147
Income before income taxes	$8,988	$6,548

Revenue. Revenue for the nine months ended January 29, 2011 was $186.4 million, as compared to $150.2 million for the nine months ended January 30, 2010, representing an increase of $36.3 million, or 24%.  UAS revenue increased $26.7 million, or 20%, to $158.8 million for the nine months ended January 29, 2011, primarily due to increased UAS product deliveries of $31.2 million and service revenue of $28.8 million, partially offset by lower customer-funded R&D work of $33.2 million.  The increase in product deliveries was primarily due to increased deliveries of Raven B and Puma AE systems with our DDL technology. The increase in UAS service revenue was primarily due to increased retrofits of Raven B systems with our DDL technology.  The decrease in UAS customer-funded R&D revenue was primarily due to decreased activity on the Global Observer program.  EES revenue increased by $9.6 million, or 53%, to $27.6 million for the nine months ended January 29, 2011.  The increase in EES revenue was primarily due to increased product deliveries of industrial electric vehicle charging and electrical vehicle test systems, as well as the initial rollout of electric charging docks to automobile dealerships and consumers.

Cost of Sales. Cost of sales for the nine months ended January 29, 2011 was $118.5 million, as compared to $96.3 million for the nine months ended January 30, 2010, representing an increase of $22.2 million, or 23%. The increase in cost of sales was caused by higher UAS cost of sales of $15.8 million and EES cost of sales of $6.4 million due to increased revenues.

Gross Margin. Gross margin for the nine months ended January 29, 2011 was $67.9 million, as compared to $53.8 million for the nine months ended January 30, 2010, representing an increase of $14.1million, or 26%. UAS gross margin increased $10.9 million, or 24%, to $56.8 million for the nine months ended January 29, 2011. As a percentage of revenue, gross margin for UAS increased from 35% to 36%.  EES gross margin increased $3.2 million, or 41%, to $11.1 million for the nine months ended January 29, 2011.  As a percentage of revenue, EES gross margin decreased from 44% to 40%, due to higher manufacturing overhead support costs to increase production capability and capacity.

Selling, General and Administrative.  SG&A expense for the nine months ended January 29, 2011 was $34.6 million, or 19% of revenue, compared to SG&A expense of $30.8 million, or 21% of revenue, for the nine months ended January 30, 2010.  SG&A expense increased $3.8 million primarily due to higher marketing and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the nine months ended January 29, 2011 was $24.5 million, or 13% of revenue, compared to R&D expense of $16.6 million, or 11% of revenue, for the nine months ended January 30, 2010.  The increase in R&D expense of $7.9 million was primarily due to increased investment in various UAS and EES technology development initiatives.

Interest Income. Interest income for the nine months ended January 29, 2011 was $0.2 million, compared to $0.1 million for the nine months ended January 30, 2010.

Income Tax Expense. Our effective income tax rate was 8.0% for the nine months ended January 29, 2011, as compared to 21.4% for the nine months ended January 30, 2010.  The decrease in the effective tax rate was primarily due to higher federal R&D tax credits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 29, 2011 and April 30, 2010, our funded backlog was approximately $103.8 million and $72.3 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $170.5 million and $269.4 million as of January 29, 2011 and April 30, 2010, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing.  The global credit situation has imposed high levels of volatility and disruption in the capital markets, severely diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 29, 2011 and January 30, 2010 (in thousands):

	Nine Months Ended
	January 29, 2011	January 30, 2010
	(Unaudited)
Net cash provided by (used in) operating activities	$3,021	$(11,590)
Net cash provided by (used in) investing activities	$7,087	$(52,876)
Net cash provided by financing activities	$326	$808

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 29, 2011 increased by $14.6 million to $3.0 million, compared to net cash used in operating activities of $11.6 million for the nine months ended January 30, 2010. This increase in net cash provided by operating activities was primarily due to lower working capital needs of $10.5 million, higher income of $3.1million, and higher depreciation of $1.6 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $60.0 million to $7.1 million for the nine months ended January 29, 2011, compared to net cash used in investing activities of $52.9 million for the nine months ended January 30, 2010. The increase in net cash provided by investing activities was primarily due to net sales of investments of $58.5 million and lower acquisitions of property and equipment of $1.3 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.5 million to $0.3 million for the nine months ended January 29, 2011, compared to $0.8 million for the nine months ended January 30, 2010.  During the three months ended January 29, 2011, we received proceeds from stock option exercises of $0.3 million.

Off-Balance Sheet Arrangements

During the third quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2010.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 8, 2011		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)