Form 10-K
period 2011-04-30
AeroVironment Inc
filed 2011-06-22
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2011
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 30, 2010 was approximately $413.3 million.

         As of June 10, 2011, the issuer had 22,057,784 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2011, are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business.

  Overview

        We design, develop, produce and support a technologically-advanced portfolio of products and services. We supply unmanned aircraft systems, or UAS, and related services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles, or EVs and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. Our core technological capabilities, developed through 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation and storage systems, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

        Our UAS business segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

  Our Strategy

        As a technology solutions provider, our strategy is to develop innovative new solutions that enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of competing in existing markets against large, incumbent competitors.

        We intend to grow our business by maintaining market leadership for UAS, electric vehicle charging systems and power cycling and test systems, and by creating new solutions that enable us to enter and lead new markets. Key components of this strategy include the following:

                Expand our current solutions to existing and new customers.    Our small UAS, electric vehicle charging systems and power cycling and test systems are leading solutions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations and non-military customers. We believe that the continued adoption of our small UAS by the U.S. military will continue to spur demand by allied countries, and that our efforts to pursue new applications will help to create opportunities beyond the military market we currently serve. We similarly intend to increase the penetration of our electric vehicle charging systems and services, and our power cycling and test systems, into existing and new customer segments in North America and globally.

                Deliver innovative new solutions.    Innovation is the primary driver of our growth. We plan to continue research and development efforts to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe that by continuing to invest in research and development we will continue to deliver innovative new products and services that address market needs within and outside of our current target markets, enabling us to create new opportunities for growth.

                Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel.    We have created a company culture that encourages innovation and an entrepreneurial spirit, which helps to attract and retain highly-skilled professionals. We intend to maintain this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. A core component of our culture is the demonstration of trust and integrity in all of our interactions, contributing to a positive work environment and engendering loyalty among our employees and customers.

                Preserve our agility and flexibility.    We are able to respond rapidly to evolving markets, solve complicated customer problems, and deliver new products and system capabilities quickly, efficiently and affordably. We believe this ability helps us to strengthen our relationships with customers and partners. We intend to maintain our agility and flexibility, which we believe to be important sources of differentiation when we compete against organizations with more extensive resources.

                Effectively manage our growth portfolio.    Our production and development programs and services provide us with numerous investment opportunities that we believe will support our long-term growth. Each opportunity is evaluated independently and within the context of all other investment opportunities to determine its relative priority. This process ensures that we allocate resources based on relative risks and returns to maximize long-term return on investment, which is a key element of our growth strategy.

  Market Opportunity, Requirements and Solutions Summary

        We develop innovative solutions that target potentially large, emerging market opportunities related to two growing, global trends: the increasing economic and security value of network-centric, intelligence, surveillance, reconnaissance and communications solutions; and the increasing economic, environmental and energy security value of electric transportation solutions. We believe that our focus on these trends constitutes important work that will benefit our company, stockholders, employees and community. The following table provides a summary of the market opportunities we pursue, the market requirements we satisfy and solutions we develop:

Market Opportunity	Primary Market Requirements	Our Solutions

—UAS Products—

Man-portable airborne intelligence, surveillance and reconnaissance, or ISR, tools for the rapid acquisition of tactical situational awareness within 20 kilometers

•       Minimum size, weight and volume for rucksack or vehicle carriage

•       High reliability and robust performance in various operating environments

•       Day and night video sensors

•       Quiet operation

•       Operation via hand-held controller

Puma, Raven® and Wasp small UAS systems:

•       Battery-powered with an electric motor, each aircraft produces minimal audio signature and is designed for ruggedness

•       Onboard sensors stream live color or infrared video wirelessly to a monitor integrated into a hand-held ground control unit

•       Operated from a common and interoperable ground control system

•       Supported by spare parts, repair and training services

•       Offered as hardware or through turnkey flight services

Market Opportunity	Primary Market Requirements	Our Solutions

Rapidly deployable mesh network for tactical video, voice, data and text communications	• Signal encryption • Multiple available communications channels • Lightweight, small, low power consumption	Digital Data Link, or DDL:

•       Small, lightweight, low power, wireless video link

•       Bi-directional, digital; enables enhanced command and control of small UAS

•       Internet protocol-based for maximum flexibility and interoperability between small airborne and ground systems

•       Efficient use of bandwidth maximizes the number of systems that can reliably operate within an area

—EES Products—

Charging infrastructure for plug-in electric vehicles entering the global automotive market	• Designed for safety and reliability • Standards-based solutions for home and public charging • Data and communications networking to integrate with smart grid and various business models	Passenger and Fleet Electric Vehicle Charging Systems:

•       240-volt "Level 2" charging systems and a variety of three-phase, 480-volt "Level 3," DC, or fast charging systems for fleet and public charging that range from 10 kilowatts to 250 kilowatts

•       Geographically broad, qualified network of licensed electrical contractors for installation and support services

•       Infrastructure tools for web-based integration with partners and service providers

Charging infrastructure for plug-in electric industrial materials handling vehicles	• Designed for safety and reliability • Support multiple vehicle and battery types • Economically scalable based on vehicle usage	PosiCharge Industrial Electric Vehicle Charging Systems:

•       Broad range of solutions for different vehicle duty cycles

•       Standard connector interface to support multiple vehicles and battery types

•       Data and communications network for reporting and trouble-shooting

Market Opportunity	Primary Market Requirements	Our Solutions

• Fast, opportunity and conventional charging rates for multiple user types and operational requirements

Test systems for electric vehicle developers, battery manufacturers, and electric energy research and development activities	• Programmable, robust • Multiple DC power levels for multiple test regimes • Designed for safety and reliability	Power Cycling and Test Systems:

•       Programmable simulation of duty cycles for lifecycle testing electric vehicles, battery packs and components

•       Source and sink for electrical loads

•       Returns electricity delivered by test items to the grid

—UAS Development Programs—

Organic, high-precision non-line-of-sight strike capability for dismounted forces	• Man-portable, rapidly deployable • Precise, lower probability for collateral damage	Switchblade™:

•        Backpack-able, tube-launched, loitering munition

•       Unfolds tandem wings upon ejection from launch tube and transmits streaming video from an onboard sensor

•       Operator identifies and designates target using ground control unit monitor

•       Aircraft autonomously guides itself to the target, with high precision and lower probability for collateral damage

•       Can be launched from a variety of air and ground platforms

Affordable, high altitude long endurance platforms for wide area ISR and communications

•       Seamless remote sensing and communications platform

•       Less costly than satellites and existing manned and unmanned aircraft systems

•       No latitude restrictions

•       Rapid turnaround

•       Deployable from outside combat areas

Global Observer™:

•       Hydrogen-powered, hybrid-electric propulsion system provides more energy per unit of weight than conventional fuels to maximize endurance

•       Composite airframe reduces weight while maintaining structural strength

Market Opportunity	Primary Market Requirements	Our Solutions

• Capacity sufficient for existing payloads

•       Up to one week flight duration at up to 65,000 feet in altitude

•       A system, consisting of at least two aircraft trading positions over a designated geographic area, to provide continuous coverage—an unblinking eye—at a significantly lower cost than available alternatives

  Customers

        We sell the majority of our UAS products and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command and Air Force. Our EES business segment generates revenue from commercial, consumer and, to a lesser extent, government customers.

        During our fiscal year ended April 30, 2011, approximately 48% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 35% of our sales revenue, while purchases by foreign, commercial customers and consumers accounted for the remaining 17% of sales revenue during our fiscal year ended April 30, 2011.

  Technology, Research and Development

    Technological Competence and Intellectual Property

        The innovations developed by our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world's highest flying airplane in level flight, Helios, a solar-powered UAS that reached over 96,000 feet in 2001; and, more recently, Global Observer, the world's first liquid hydrogen-fuelled UAS. The Smithsonian Institution has selected seven vehicles developed by us or our founder for its permanent collection. Our history of innovation excellence is the result of our creative and skilled employees whom we encourage to invent and develop new technologies.

        Our company was founded by the late Dr. Paul B. MacCready, the former Chairman of our board of directors and an internationally renowned innovator who was instrumental in establishing our entrepreneurial and creative culture. This culture has enabled us to consistently attract and retain highly-motivated, talented employees and has established our reputation as an innovative leader in the industries in which we compete.

        A critical component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investment into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets is an important element of this process. Throughout the process we revalidate our customer requirement assumptions to help ensure that the products and services we ultimately deliver are of high value.

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2011, we had 65 U.S. patents issued; 74 U.S. patent applications pending; 31 active Patent Cooperation Treaty applications; and numerous foreign patents and applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

        The U.S. government has licenses to some of our intellectual property that is specifically developed in performance of government contracts, and may use or authorize others to use this intellectual property. In some cases we internally fund the development of certain intellectual property to maximize its value and limit potential competitors from utilizing it. While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to any particular piece of our intellectual property would have a material adverse effect on our overall business.

    Research, Development and Commercialization Projects

        A core component of our business strategy is the development and commercialization of innovative solutions that we believe can become new products and enable us to enter large new markets or accelerate the growth of our current products. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, these projects will be successfully commercialized, or the exact level of capital expenditures they could require, which could be substantial. In our fiscal year 2011, we began to transition elements of our passenger and fleet electric vehicle charging systems offering from the development stage to the production stage as passenger electric vehicles became available to consumers.

        For the fiscal years ended April 30, 2011, 2010 and 2009, our internal research and development spending amounted to 12%, 10% and 9%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 12%, 32% and 27%, respectively, of our revenue.

  Sales and Marketing

        Our marketing strategy is to increase awareness of our brand among key target market segments and to be associated with innovation, flexibility, agility and the ability to deliver reliable new technology solutions that improve customer operational effectiveness and efficiency within these segments. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have registered the trademarks for AeroVironment, PosiCharge, Global Observer and Raven and have submitted several other applications for trademark registration, including those for the AeroVironment logo, EV Solutions™, GO™ and Switchblade™.

    International Sales

        We are increasing our sales efforts abroad and have contracted with international sales representatives for our business segments in a number of foreign markets. Our international sales accounted for approximately 7% of our revenue for the fiscal years ended April 30, 2011, 2010 and 2009.

  Competition

        We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

  Manufacturing and Operations

        We pursue a lean and efficient manufacturing system strategy across our business segments, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products while optimizing our designs for manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We rapidly incorporate this input into product designs to ensure maximum efficiency and quality in our products. As a result, we believe that we can significantly reduce the time required to move a product from its design phase to full-rate production deliveries with high reliability, quality and yields.

        We outsource certain production activities, such as the fabrication of structures, the manufacture of subassemblies and payloads and the production of certain of our EV charging products, to qualified suppliers, many of whom we have long-term relationships with. This outsourcing enables us to focus on final assembly system integration, and test processes for our products, ensuring high levels of quality and reliability. We believe that our efficient supply chain is a significant strength of our manufacturing strategy. We have forged strong relationships with key suppliers based on their ability to grow with our manufacturing needs and support our growth plans. We continue to expand upon our suppliers' expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See "Risk Factors—If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business" for more information. All of our production system operations incorporate internal and external quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

  Contract Engineering Services

        We actively pursue internally and externally funded projects that help us to strengthen our technological capabilities. Our UAS business segment submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our EES business segment represent a strategic source of innovation for us, and a portion of our business involves providing advanced battery module and pack testing services to automotive manufacturers in support of their electric and hybrid electric vehicle development programs. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

  Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2011	2010	2009
Fixed-price contracts	69%	59%	59%
Cost reimbursable contracts	30%	40%	40%
Time-and-materials contracts	1%	1%	1%

  Employees

        As of April 30, 2011, we had 768 full-time employees, of whom 281 were in research and development and engineering, 71 were in sales and marketing, 278 were in operations and 138 were general and administrative personnel. We believe that we have a good relationship with our employees.

  Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2011 and April 30, 2010, our funded backlog was approximately $82.9 million and $72.3 million, respectively. We expect that 94% of our funded backlog will be filled during our fiscal year ending April 30, 2012.

        In addition to our funded backlog, we had unfunded backlog of $230.8 million and $269.4 million as of April 30, 2011 and April 30, 2010, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

        Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire, or are renewed, or new contracts are awarded. A majority of our contracts, specifically our IDIQ contracts, do not currently obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not they are funded, may be terminated at the convenience of the U.S. government.

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

        We make our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statement for our annual stockholders' meeting, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission, or SEC. You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our web site at http://investor.avinc.com. These reports may also be obtained at the SEC's public reference room at 100 F. Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding the Company.

  Unmanned Aircraft Systems

        Our UAS business segment addresses the increasing economic and security value of network-centric intelligence, surveillance, reconnaissance, or ISR, and communications with innovative UAS solutions.

    Industry Background

      Small UAS

        The market for small UAS has grown significantly over the last several years, initially due to the U.S. military's post-Cold War transformation, and now more directly by the demands associated with the current global threat environment. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Sky Warrior, Reaper and Grey Eagle, to small systems, such as our Raven, Wasp and Puma, serve as integral components of this transforming military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Small UAS can provide real-time observation and communication capabilities to the small units who control them. As we explore opportunities to develop new markets for our small UAS, such as border surveillance, law enforcement, first response and infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications once rules are established for their safe and effective operation in each country's national airspace.

      Stratospheric Persistent UAS

        We believe a market opportunity exists for UAS that can fly for multiple days to perform continuous remote sensing and communications relay missions in an affordable manner. The emergence of distributed military threats in geographic areas with limited communications infrastructure has prompted U.S. military forces to deploy solutions to manage the increasing volume of data generated by their operations in those areas. Existing solutions such as communications satellites and manned and unmanned aircraft address some of this emerging demand for bandwidth, but do so at relatively high financial and resource costs. Given the nature of asymmetrical warfare, with embedded military adversaries operating in population centers, rural areas and remote locations, the ability to observe areas of interest on a continuous basis with high resolution sensors remains a critical and largely unmet need. Geosynchronous satellites provide fixed, continuous communications relay capabilities to much of the globe, but they operate nearly 25,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest, and significant periods of time during which they are not present over those areas. UAS that are capable of operating for extended periods of time over an area of interest without gaps in availability while carrying a communications relay or observation payload in an affordable manner could help to satisfy this need.

      Loitering Airborne Munitions Systems

        The pursuit of weapons capable of rapid deployment and of striking their targets with high precision while minimizing the risk to surrounding civilians, property and the user accelerated in recent years due to advances in enabling technologies. Weapons such as laser-guided missiles, "smart" bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. Most of these weapons systems typically are operated by elements of the armed forces that are geographically removed from the target area, requiring advanced planning and coordination to enable their use. When ground forces find themselves engaged in a firefight or near a target, their ability to deploy and use a precision weapon system quickly and easily can mean the difference between mission success and failure. Embedding a lethal payload into a man-portable unmanned aircraft system could provide warfighters with a valuable alternative to existing airborne and land-based munitions systems.

    Our UAS Solutions

      Small UAS Products

        Our small UAS, including Raven, Wasp and Puma, are designed to provide valuable ISR, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual warfighter, thereby increasing flexibility in mission planning and execution. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and also provide for manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, graphical user interface. All of our small UAS currently in production operate from our common ground control system.

        All of our small UAS are designed to be man-portable, assembled without tools in less than five minutes and launched and operated by one person, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by replaceable modular battery packs that can be swapped out in seconds, enabling rapid return to flight. All of our small UAS, other than Switchblade, which we consider a loitering munition, are designed to be reusable and can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

        In military applications, our small systems enable tactical commanders to observe around the next corner, to the next intersection or past the ridgeline in real-time. This information facilitates faster, safer movement through urban, rural and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet above ground level, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS systems relative to larger systems and alternatives makes it practical for customers to deploy these assets directly to warfighters.

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

        Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand-held ground control system and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Puma	9.2	13.0	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	9.0	120
Raven	4.5	4.2	Vertical autonomous landing capable	Digital zoom electro-optical or infrared	6.0	90
Wasp	2.4	1.0	Horizontal autonomous landing capable	Digital zoom electro-optical and infrared	3.0	45

(1)
Represents minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications.

        The ground control system is the primary interface between the operator and the aircraft, and allows the operator to control the direction, speed and altitude of the aircraft as well as view the visual information generated by the aircraft through real-time, streaming video. Our ground control system interfaces with each of our air vehicles, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers' hands.

        During fiscal 2011 we began production of new digital Puma systems incorporating our DDL. This transition followed the successful initiation of our digital Raven system and retrofit kit production in fiscal 2010. The result of a successful development program, DDL enhances the capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can be operated in a given area. Additionally, our DDL enables each air vehicle to operate as an Internet-Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability will enable beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

      UAS Services

        In support of our small UAS we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for the company and provide us with continuous feedback to understand the utility of our systems, anticipate our customers' needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed.

We provide spare parts as well as repair, refurbishment and replacement services through our services operation. We designed our services operation to minimize supply chain delays and provide our customers with spare parts, replacement aircraft and support whenever and wherever they need them. We developed an Internet-accessible logistics system to provide our customers with the status of their returned products and their inventory that we help manage. This secure system also provides recent parts and repairs history and tracks usage data to enable inventory optimization forecasting. One of our facilities also serves as the primary depot for repairs and spare parts.

        We provide complete training services to support all of our small UAS. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers' wide variety of training needs on both production and development-stage systems.

        Customers who require the information generated by our small UAS but who may not wish to purchase and operate the equipment themselves can contract with us for turnkey flight operation services. We can deploy our own operators to locations around the world to provide small UAS-generated reconnaissance video and information to support numerous types of missions.

        We provide contract engineering services in support of customer-funded research and development projects, delivering new value-added technology solutions to our customers. These types of projects typically involve developing new system solutions and technology or new capabilities to existing solutions that we introduce as retrofits or upgrades. We recognize customer-funded research and development projects as revenue.

        We supply our UAS products and services to multiple customers in the United States and beyond. During fiscal 2011, the U.S. Army, our largest customer, increased its projected total demand for our Raven small UAS by 8%, from 2,182 to 2,358 new systems. We had delivered approximately 70% against the new acquisition objective as of April 30, 2011. During fiscal 2011, strong initial adoption of our digital Puma system complemented continued demand for digital Raven systems and UAS services, increasing the diversity of our UAS portfolio. For the fiscal years ended April 30, 2011, 2010, and 2009, our UAS segment products and services accounted for 85%, 90% and 85%, respectively, of our revenue.

      UAS Technology, Research and Development

        Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key UAS technological capabilities:

  •
  Lightweight, low speed aerostructures and propeller design;

  •
  Miniaturized avionics and micro/nano unmanned aircraft systems;

  •
  Image stabilization and target tracking;

  •
  Unmanned autonomous control systems;

  •
  Payload integration;

  •
  Electric and hydrogen propulsion systems and high-pressure-ratio turbochargers;

  •
  Stratospheric flight operations;

  •
  Fluid dynamics;

  •
  Miniature, low power wireless digital communications; and

  •
  System integration and optimization.

Three of our UAS development programs are described below:

            Global Observer.    Global Observer is our high-altitude, long-endurance UAS under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. Each Global Observer aircraft is designed to operate at up to 65,000 feet for up to a week before landing. A complete system would include at least two aircraft, one flying over a designated area and the other in preparation or in transit to or from the designated area, which would alternate positions approximately every week to maintain an uninterrupted presence. Global Observer is the continuation of years of research with both our own and U.S. government development funding. The system has been developed and tested under a three-and-one-half-year joint capabilities technology demonstration program, or JCTD, sponsored by several agencies of the U.S. government. We expect the efficiency and endurance, three to four times the longest flight time of existing payload-capable fixed-wing aerial options, of this UAS to provide for dramatically lower operating and total life cycle costs for missions where long distance persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a 12-mile-high, redeployable satellite, providing a potential footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

            The first Global Observer aircraft developed in the JCTD successfully completed extensive ground testing and then eight test flights at Edwards Air Force Base in California between August 2010 and March 2011, the last three flights using its liquid hydrogen-fuelled propulsion system. More than 18 hours into its ninth flight, after reaching 30,000 feet altitude, the aircraft experienced a mishap that resulted in it impacting the ground on an uninhabited portion of the base and being damaged beyond repair. Our initial internal analysis indicated that the cause of the mishap is addressable. The results of the formal investigation commissioned to determine the cause of the mishap will be detailed in a report to be issued by the investigation board.

            Switchblade.    We have developed and are continuing to demonstrate a man-portable, single-use, tube-launched loitering munition with the ability to destroy a stationary or moving target with high precision and reduced collateral damage through the detonation of an onboard explosive. This system can be launched by a single individual from the ground or from land or sea vehicles, and operated through the ground control system used with our other small UAS. Switchblade allows an operator to launch the loitering munition system rapidly, positively identify a threat and track the target using visual information transmitted from the aircraft's onboard sensor to the ground control unit, lock-on to the target and then neutralize the target via the aircraft's integrated warhead. We believe that recent U.S. military experience supports the notion that such a capability would be of great value and could significantly improve the ability to neutralize threats with reduced collateral damage and with minimal risk to the operators due to the standoff distance from which they can launch the Switchblade. Development of this system under customer funding has achieved desired milestones, including demonstrating dynamic target tracking, real-time aircraft course correction and high precision, as well as launching from multiple platforms.

            Development of New Small UAS Solutions and Enhancements to Existing Solutions.    Based on feedback from our customers and our own assessment of market needs, we continuously pursue the development of new small UAS and enhancements to our existing small UAS. Both we and customers fund this development work. An example of a customer-funded new small UAS is the Stealthy Perch and Persistent Stare, or SP2S. The goal of the SP2S program is to develop the technology to enable an entirely new generation of perch-and-stare micro air vehicles capable of flying to difficult-to-access locations, landing on and securing to a "perch" position, conducting sustained surveillance missions and then re-launching from their perch and returning to their home base.

          UAS Sales and Marketing

        We organize our U.S. small UAS business development team members by customer and product and have team members located where they are in close proximity to the customers they support. Our program managers are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to enhance our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

          UAS Manufacturing and Operations

        We have successfully developed the manufacturing infrastructure to produce small UAS products at high rates, support initial low rate production for new small UAS development programs and execute initial low-rate production of our stratospheric persistent UAS, Global Observer. Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. By drawing upon experienced personnel across various manufacturing industries, aerospace, automotive, volume commodity, we have progressed in establishing our lean production system and leveraging our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems, and process control methodologies for a high volume, efficient production system. Presently, our small UAS manufacturing is performed at our 85,000 square foot manufacturing facility established in 2005. This ISO 9001:2000 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2000 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments. Our 105,000 square foot facility housing the Global Observer program is equipped with specialized testing and production capabilities to enable low rate production of this unique system.

          UAS Competition

        The market for small UAS is evolving rapidly and subject to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that will continue to compete directly with our products. Some of these contractors have significantly more financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator and its derivatives, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future.

        The market for high altitude long endurance UAS is in its early stages of development. As a result, this category is not well defined and is characterized by multiple potential solutions. Existing contractors that claim to provide long endurance UAS include Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Qinetiq Group PLC, Aurora Flight Sciences Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation.

        An established market for man-portable, high-precision loitering miniature airborne munitions systems does not currently exist. The successful introduction of our Switchblade system could establish this market, and if so, would likely attract potential competitors that could range from large aerospace and defense prime contractors to smaller, more innovative technology developers. Early potential competitors in this market include Textron Inc. and Raytheon Company.

        We believe that the principal competitive factors in the markets for our products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

          UAS Regulation

        Due to the fact that we contract with the DoD and other agencies of the U.S. government, we are subject to extensive federal regulations, including the Federal Acquisition Regulations, Defense Federal Acquisitions Regulations, Truth in Negotiations Act, Foreign Corrupt Practices Act, False Claims Act and the regulations promulgated under the DoD Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances. The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Like most government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency, or DCMA and the Defense Contract Audit Agency, or DCAA.

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

        For example, we are subject to further U.S. government regulation, including by the Federal Aviation Administration, or FAA, which regulates airspace for all air vehicles, by the National

Telecommunications and Information Administration and Federal Communications Commission, which regulate the wireless communications upon which our UAS depend, and under the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations. We have engaged in discussions with the FAA to help ensure that these new regulations allow for the maximum safe utilization of our small UAS.

        Furthermore, our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

          UAS Government Contracting Process

        We sell the significant majority of our small UAS products and services as the prime contractor under contracts with the U.S. government. Certain important aspects of our government contracts are described below.

          UAS Bidding Process

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

          UAS Funding

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

          UAS Material Government Contract Provisions

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

          UAS Government Contract Categories

        We have three types of government contracts, each of which involves a different payment methodology and level of risk related to the cost of performance. These basic types of contracts are typically referred to as fixed-price contracts, cost reimbursable contracts, including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee, and time-and-materials contracts.

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

      •
      A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount, which may be zero, fixed at inception of the contract and an award amount, based upon the government's satisfaction with the performance under the contract. With this type of contract, we assume the risk that we may not receive the award fee, or only a portion of it, if we do not perform satisfactorily.

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

          UAS Indefinite Delivery Indefinite Quantity Contract Form

        The U.S. government frequently uses IDIQ contracts and IDIQ-type contract forms, such as cost reimbursable and fixed price contracts with multiple one-year options, to obtain fixed-price, cost reimbursable and time-and-materials contractual commitments to provide products or services over a period of time pursuant to established general terms and conditions. At the time of the award of an IDIQ contract or IDIQ-type contract, the U.S. Government generally commits to purchase only a minimal amount of products or services from the contractor to whom such contract is awarded.

        After award of an IDIQ contract the U.S. Government may issue task orders for specific services or products it needs. The competitive process to obtain task orders under an award contract is limited to the pre-selected contractors. If such contract has a single prime contractor, then the award of task orders is limited to that contractor. If the contract has multiple prime contractors, then the award of the task order is competitively determined among only those prime contractors.

        IDIQ and IDIQ-type contracts typically have multi-year terms and unfunded ceiling amounts which enable, but do not commit, the U.S. government to purchase substantial amounts of products and services from one or more contractors.

        Efficient Energy Systems

        Our EES business segment addresses the increasing economic, environmental and energy security value of electric transportation solutions.

          Industry Background

            Electric Vehicle Charging Systems

        Electric and advanced hybrid electric vehicles require on-board battery packs to provide the electricity that powers their operation. These battery packs range in size, weight and energy storage capacity. As drivers operate electric vehicles, their battery packs discharge electricity similar to the way an internal combustion vehicle's engine consumes gasoline as it is driven. Upon fully discharging the battery pack, the driver of an electric vehicle must either replace it with a fully charged pack or recharge the pack while it remains in the vehicle. Because of the differences in battery size and composition, as well as the design of each vehicle, a variety of charging systems exist to support these vehicles. These charging systems range from relatively slow charging devices that require many hours to completely recharge a battery pack to extremely fast chargers that can do so in a very short amount of time.

              Passenger and Fleet Electric Vehicle Charging Systems

        Numerous factors contribute to a growing interest among consumers, governments and automakers for vehicles that do not rely on fossil fuels. These factors include:

  •
  concerns regarding the environmental impact of resource extraction and carbon emissions associated with fossil fuel-based transportation;

  •
  growing awareness of the geopolitical and economic costs associated with the current dependence on petroleum imports;

  •
  anticipation of future energy price volatility;

  •
  the increasing demand for automobiles in large, rapidly growing markets such as China and India and the resulting anticipated growth in demand for fossil fuels; and

  •
  increasing government and private investments in "clean" technologies.

        In response to these factors numerous automotive manufacturers around the world are developing and introducing modern EVs for everyday consumer and fleet transportation. Vehicles in this class will incorporate battery electric drive systems either in a dedicated format in which an onboard battery pack supplies electricity to an electric motor, or in an advanced hybrid design, in which an onboard battery pack provides electricity to an electric motor, and a small onboard internal combustion engine recharges the battery as needed. An EV, requires that its battery pack be recharged from an external power source or be replaced with a fully charged battery pack. An advanced hybrid EV does not require recharging from an external power source because it has an onboard gasoline powered internal combustion engine to recharge the battery pack, but doing so can minimize gasoline consumption and vehicle carbon emissions.

        Most EVs will likely be recharged using external systems installed at home, work and at public places such as shopping centers, supermarkets and locations similar to gasoline stations. With the first new consumer electric vehicle models now entering the market and additional models scheduled to follow there exists a need for the implementation of charging infrastructure to enable their safe, reliable and practical recharging.

        The rate at which a passenger electric vehicle battery pack can be recharged depends on its size, the capacity of the vehicle's onboard controller to invert electricity, its ability to receive high current charging and the amount of power available. Electric vehicle charging systems are segmented into three general categories.

Level	Infrastructure Requirement	Recharge Time
Level 1	Power cord that plugs into a dedicated 120-volt AC outlet	Capable of slow recharge that could require up to 24 hours or more for certain batteries
Level 2, known as Electric Vehicle Supply Equipment	Requires professional installation of a dedicated 240-volt AC circuit	Capable of fully recharging most battery packs in six to eight hours
Level 3, DC or fast charge	Typically requires installation into a three-phase, 480-volt AC circuit	Capable of fully recharging battery packs designed to accept such a charge in minutes

        We believe that broad adoption of passenger electric vehicles will require a mix of these types of charging systems, distributed so as to make them accessible to drivers when and where they need them. The adoption of passenger electric vehicles will also necessitate supporting services, such as: experienced electrical assessment and installation capability, the integration into smart grids, and the ability to monitor and manage the use of electricity and provide for various payment methods and plans such as subscription and credit card point-of-sale.

            Industrial Electric Vehicle Charging Systems

        While the broad availability of passenger electric vehicles is fairly recent, industrial electric vehicles have been in use for decades. In industrial environments such as factories, distribution centers and airports, fast charge technology, which charges a battery with a high electrical current while the battery remains in the vehicle, eliminates the need for frequent battery changing and a dedicated battery room. This approach increases productivity, reduces operating costs and improves facility safety. The earliest adopters of fast charge technology include the automotive and air transportation industries. Large food and retail industry customers are now also utilizing fast charge technology.

        Electric industrial vehicles are powered by large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi-shift fleet operations traditional slow charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave their work area when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver, or in some cases a dedicated battery attendant, must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and adversely affect the battery's life.

              Power Cycling and Test Systems

        Developers and manufacturers of electric and hybrid electric vehicles typically conduct a variety of tests on the electric propulsion and energy storage systems that form the core of their vehicles. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and include long-term testing to simulate the rigors of real-world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Global interest in electric transportation solutions, including electric and hybrid electric vehicles, has increased and has served as a driver of increased demand for electric vehicle and component test systems. This demand spans commercial, government, military and university research and development labs as well as commercial manufacturing facilities as more funding and attention are focused on clean transportation.

          Our EES Solutions

            EES Products

        Our EES business segment produces electric transportation and industrial productivity solutions for commercial, consumer and government customers, develops new potential electric transportation solutions and performs contract engineering services. These solutions consist of: electric vehicle charging systems for passenger and fleet vehicles, PosiCharge® industrial electric vehicle charging systems for electric material handling vehicles and airport ground support equipment, and power cycling and test systems for developers and manufacturers of EVs as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2011, 2010 and 2009, EES sales accounted for 15%, 10% and 15%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base will support increased penetration into target markets.

              Passenger and Fleet Electric Vehicle Charging Systems

        In response to automakers' plans to introduce EVs and broader trends favoring electric transportation, we have developed solutions to support the adoption and use of EVs from nearly every major automaker and many startups worldwide. Our initial EV charging technology emerged from our development of the GM Impact, the first modern EV. Over two decades we improved the technology, deployed it to industrial markets, and adapted it for the next generation of EVs. We believe that most EV drivers will charge their vehicles overnight at their homes. For those without a charging location at home or who make trips beyond the range of their vehicle's battery pack, public charging infrastructure will be required. Our strategy is to offer a full solution of charging infrastructure, including overnight home chargers, public chargers, public fast chargers, installation services, data collection systems and communications through multiple wired and wireless data communications options. We offer an integrated solution designed to enable the broad adoption and the practical use of electric and hybrid electric vehicles. From home charging to "pay at the pump" fast charging in as little as ten minutes, our goal is to enable drivers to use these electric vehicles as practical alternatives to gasoline-powered automobiles.

        Part of our strategy is to develop relationships across multiple channels that leverage our strengths and provide complementary pathways to market. We have announced several such agreements to date with leading auto manufacturers, energy companies, state and municipal governments and an electric component distributor.

        We believe these early successes represent a valuable position from which to expand our charging infrastructure footprint in the United States and globally. We continue to work in the United States and internationally with automakers, utilities and government agencies at multiple levels as well as with private industry to explore business models and to promote our solutions.

        We have also begun the commercial rollout of our EV fast charging system, which we view as a powerful tool that can help enable the broader adoption of these vehicles in two main categories:

          •
          Passenger Electric Vehicles.  A network of fast charging systems would ensure that EV drivers have access to a complete battery recharge in minutes, and that advanced hybrid EV drivers could drive more miles in electric mode, thereby reducing emissions and consuming less gasoline or diesel, which is typically significantly more expensive than electricity.

          •
          Fleet Electric Vehicles.  Fleet EVs could come in multiple vehicle types and duty cycles, from inner-city taxis and buses to medium range delivery vans and utility repair vehicles. A few fast charging systems installed in a maintenance yard or a network of systems in the city could help fleet operators maintain throughput while reducing emissions and fuel expenses.

              PosiCharge Industrial Electric Vehicle Charging Systems

        Developed from our work on electric and hybrid electric vehicles and advanced battery systems in the 1990s, PosiCharge industrial electric vehicle charging systems quickly and safely recharge industrial vehicle batteries while the batteries remain in the vehicle during regularly scheduled breaks and other times when the vehicle is not in use, thereby maintaining a sufficient level of energy throughout the workday. By eliminating battery changing, PosiCharge systems improve supply chain productivity by returning time to the vehicle operator to complete more work. Furthermore, because of their advanced efficient energy capabilities, PosiCharge systems can reduce the amount of electricity required to support electric industrial vehicles by several hundred dollars per year per vehicle, as compared to less efficient conventional battery chargers. Many customers who implement our charging systems in their facilities are able to re-purpose the battery changing room floor space for more productive activities and create a safer working environment, as drivers or battery attendants no longer need to exchange large lead-acid batteries continually.

        The proprietary battery charging algorithms built into PosiCharge systems, which are tailored to battery type, brand and size, maximize the rate at which energy is delivered into the battery while minimizing heat generation and its damaging effects on the battery's internal components. We developed these algorithms over years of advanced battery testing and usage. We believe our work to develop these algorithms contributed to the major battery manufacturers offering warranties for the use of their batteries with our charging systems, which provided a critical assurance to customers that our rapid charging systems would not harm their batteries. In combination with a weekly equalization charge that balances all the cells within the battery pack, our "intelligent" charging process enhances the performance of batteries. We believe that competing rapid and conventional charging systems, which lack our current and voltage regulating tailored charge algorithms and monitoring capabilities, may actually contribute to lower battery performance and lifespan, ultimately resulting in higher battery costs and degraded vehicle performance.

        We project that PosiCharge system customers typically begin to realize cost savings when compared to battery changing within the first 12 months of operation. Operators of large fleets of electric industrial vehicles who use PosiCharge systems in multiple settings, including factories, distribution centers, cold storage facilities and airport tarmacs, include Ford Motor Company, Continental Airlines, Inc., Total Logistics Control and IKEA.

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

        Our PosiCharge systems and support products, such as the 2500 Series of opportunity chargers, the BatteryRx comprehensive battery health management solution and the Port Splitter, are all designed to deliver increased performance and efficiency for a broad array of material handling environments, as well as more cost-effective solutions to our value-conscious customers.

        The PosiCharge 2500 Series offers a high degree of flexibility. The 2500 Series charger automatically identifies the battery profile of a vehicle and customizes the charge for safe and efficient in-vehicle charging that protects the battery. The 2500 Series charger has an efficiency rating of up to 90% and we believe it offers more standard features than any other charger in its class. The addition of the Battery Rx advanced battery monitoring module enables customers to maximize the effectiveness and life of the batteries in their system. The Battery Rx provides critical battery management information, such as real-time battery health, maintenance scheduling, preventive care and warranty compliance tracking. The Port Splitter is another recent innovation. This device doubles the capacity of a charging station, lowering the cost of implementation in distributed in-vehicle charging and allowing for staggered break schedules or spare trucks in a fleet.

        Our PosiCharge offering is focused on providing new smart, efficient products to enhance the charging process and help customers maximize the life of their industrial fleets by managing and extending the life of their batteries, and by increasing the productivity of their drivers.

              Power Cycling and Test Systems

        We supply a line of power cycling and test systems to research and development organizations that focus on electric propulsion systems, electric generation systems and electricity storage systems. Customers employ these electric load and sink systems to test batteries, electric motors and fuel cell systems.

        Our line of DC test systems has the flexibility to perform a variety of electric load tests. With a full power range (+/-5kW to +/-800kW) of bi-directional DC equipment, our power cycling and test systems can handle virtually any DC supply or load requirement—from lead acid to the latest lithium-ion batteries to fuel cells with integrated power electronics. In addition, these systems can emulate any drive train component, enabling the testing of individual components or partial drive trains accurately and realistically, allowing hardware-in-the-loop testing. We also offer flexible software control options via the C language Remote Operation System and Windows-based languages such as LabVIEW or CAN.

            EES Services

        We have created and are expanding a network of licensed electrical contracting firms to provide installation and repair services for our growing footprint of passenger and fleet electric vehicle charging systems. We identify, qualify, select, train and monitor the performance of these contractors and equip them with proprietary tools and web-based information systems to facilitate the successful installation and support of our charging systems as this market opportunity grows. We intend to expand this network nationwide to support customers across the United States. Our 24-hour customer service center provides around-the-clock support to answer customer inquiries and promote a high level of customer satisfaction.

        Our products and services can readily be customized to support our partners' marketing programs. This capability is designed to enable automakers, utilities, government agencies and other businesses to deliver a branded solution to their customers that will enhance their customer relationships.

          EES Technology, Research and Development

        The following list highlights a number of our key EES technological capabilities:

  •
  Battery management and testing;

  •
  Power electronics and controls;

  •
  Efficient drive systems and controls;

  •
  Fuel cell system integration and testing;

  •
  High-density energy packaging;

  •
  Efficient electric power generation, storage and management;

  •
  Charging algorithms and thermal management;

  •
  On/off grid controls and controls integration;

  •
  System integration and optimization; and

  •
  Web-based real-time data collection and reporting.

          EES Sales and Marketing

            Passenger and Fleet Electric Vehicle Charging Systems

        As the market for EVs emerges, we are pursuing numerous potential sales channels for our products and services. We continue to seek to partner with auto manufacturers, utilities, government agencies and private enterprises, both domestically and abroad, to position ourselves for the potential demand for charging solutions associated with electric and hybrid electric vehicle adoption. We also have the capability to sell directly to consumers. We have begun the development of a nationwide network of licensed electrical contractors who we train and certify to install and service home charging systems. To enable this installation and service network we have developed an e-commerce platform to integrate customers' orders, inventory management, dispatching and provisioning, billing and traceability. This platform, along with our nationwide network is designed to support our growth as we pursue numerous electric vehicle charging opportunities.

            Industrial Electric Vehicle Charging Systems

        We primarily sell our PosiCharge industrial electric vehicle charging systems through a dedicated, direct sales force whose members are located in close proximity to the customers they support. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. The sales team also coordinates distribution of PosiCharge systems through battery and lift-truck dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge systems, we typically perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

                  Power Cycling and Test Systems

        We sell our power cycling and test systems through a dedicated, direct sales force and through a network of international distributors and representatives who have access to the research and development and manufacturing organizations that procure and use these types of systems. Given the distances involved, we enable and often rely on our international distributors to provide service in support of our customers.

                EES Manufacturing and Operations

        We perform assembly and testing of our power cycling and test systems at a 20,000 square foot, ISO 9001:2008 certified facility. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing. We utilize contract manufacturing for the production of the majority of our PosiCharge industrial electric vehicle charging systems. We have also implemented a contract manufacturing strategy to support our passenger and fleet electric and hybrid electric vehicle charging systems business opportunity.

                EES Competition

        Competitors in the emerging market for passenger and fleet electric and hybrid electric vehicle charging systems include focused charging system suppliers such as Coulomb Technologies Inc., ECOtality Inc. and ClipperCreek Inc. and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., and Siemens AG.

        The primary direct competitors to PosiCharge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality Inc. Some of the major industrial motive battery suppliers have aligned themselves with fast charge suppliers. In addition, our PosiCharge systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge systems reduce or eliminate the need for extra batteries.

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

        For additional financial information with respect to our UAS and EES segments, please see Note 13 to our consolidated financial statements, which are included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.

Item 1A.    Risk Factors.

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 83% of our revenue for the fiscal year ended April 30, 2011. The DoD, our principal U.S. government customer, accounted for approximately 76% of our revenue for the fiscal year ended April 30, 2011. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

  •
  changes in government programs that are related to our products and services;

  •
  adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

  •
  changes in political or public support for security and defense programs;

  •
  delays or changes in the government appropriations and budget process;

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

Military transformation and changes in operational levels in Afghanistan and Iraq may affect future procurement priorities and existing programs, which could limit demand for our UAS.

        Following the end of the Cold War, the U.S. military began a transformation of its operational concepts, organizational structure and technologies in an effort to improve warfighting capabilities. The resulting shift in procurement priorities toward achieving these capabilities, together with the operational activity in Afghanistan and Iraq, led to an increase in demand for our small UAS. We cannot predict whether current or future changes in priorities due to defense transformation or continuation of the current nature and magnitude of operations in Afghanistan and Iraq will afford new opportunities for our small UAS business in terms of existing, additional or replacement programs. Furthermore, we cannot predict whether or to what extent this defense transformation or current operational levels in Afghanistan or Iraq will continue. If defense transformation or operations in Afghanistan and Iraq cease or slow down, then our business, financial condition and results of operations could be impacted.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

        Our UAS, electric vehicle charging systems and other energy technologies are sold in new and rapidly evolving markets. Accordingly, our business and future prospects are difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

        The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS.

        The primary direct competitors to our PosiCharge industrial electric vehicle charging system business are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality Inc., as well as industrial battery manufacturers who distribute fast charging systems from these suppliers. The primary direct competitors to our power cycling and test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our primary competitors in the emerging market for passenger and fleet electric vehicle charging systems include charging system suppliers such as Coulomb Technologies Inc., ECOtality Inc. and ClipperCreek Inc. As the passenger and fleet electric and hybrid electric vehicle charging systems market grows we expect that certain charging products may begin to be viewed as commodities, and we therefore anticipate increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Panasonic Corporation, Leviton Manufacturing Co., Inc., and Siemens AG. Our electric vehicle charging system installation and support services business faces competition from local licensed electricians as well as larger electrical service providers.

        Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors in our services businesses may be able to offer more cost competitive services, due to their lower overhead costs, and take advantage of small business incentive and set-aside programs for which we are ineligible. In the event that the market for small UAS or electric vehicle charging systems and services expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS, electric vehicle charging and power cycling and test systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

        For the fiscal year ended April 30, 2011, our UAS and EES businesses accounted for 85% and 15% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for electric vehicle charging is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS, electric vehicle charging and power cycling and test systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

  •
  customer satisfaction with these types of systems as solutions;

  •
  the cost, performance and reliability of our products and products offered by our competitors;

  •
  customer perceptions regarding the effectiveness and value of these types of systems;

  •
  the availability and adoption of electric and hybrid electric vehicles;

  •
  limitations on our ability to market our UAS products and services outside the United States due to U.S. government regulations;

  •
  obtaining timely regulatory approvals, including, with respect to our small UAS business, access to airspace and wireless spectrum; and, with respect to our electric vehicle charging business, proper certifications and licenses to offer and perform electrical installation work; and

  •
  marketing efforts and publicity regarding these types of systems.

        Even if UAS and electrical vehicle charging and power cycling and test systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.

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

Any efforts to expand our offerings beyond our current markets may not succeed, which could negatively impact our operating results.

        We have focused on selling our small UAS to the U.S. military, our industrial electric vehicle fast charging and test systems to large industrial electric vehicle fleet operators primarily in North America, our power cycling and test systems primarily to research and development facilities in North America, and our electric vehicle charging systems to domestic commercial customers, distributors and consumers. We plan, however, to seek to expand our UAS sales into other government and commercial markets, and our industrial electric vehicle charging and power cycling and test systems and electric vehicle charging systems sales into international markets. Efforts to expand our product offerings beyond the markets that we currently serve may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

Our failure to obtain necessary regulatory approvals from the FAA or other appropriate governmental agency may prevent us from expanding the sales of our small UAS to non-military customers in the United States and require us to incur additional costs in the testing of our products.

        In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small UAS complies with appropriate cloud and terrain clearances and that the operator or spotter of the small UAS is generally within one half-mile laterally and 400 feet vertically of the small UAS while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The FAA is in the process of drafting updated regulations specifically for small UAS operations, but we cannot assure you that these regulations will allow the use of our small UAS by potential non-military government and commercial customers. If the FAA does not modify its regulations, we may not be able to expand our sales of UAS beyond our military customers, which could harm our business prospects. In addition, if our DoD customers are unable to obtain COAs, we may not be able to perform our flight tests without incurring the additional costs of transporting our small UAS products to military installations, when restricted airspace is available for testing, which could impair our operating results.

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

        The electric vehicle charging industry is especially dynamic. For example, a single fast charge connector communication protocol standard for the U.S. market has not yet been established, although other standards are emerging throughout the world. If we are unable to accurately anticipate fast charge standards that are adopted in our potential markets or develop products that meet such standards quickly enough to meet customer requirements, our electric vehicle charging systems could lose market share, our revenue and profits could decline, and we could experience operating losses.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products, which could significantly reduce our profitability and may never result in revenue to us.

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $35.8 million, or 12% of our revenue, in our fiscal year ended April 30, 2011 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

If we are unable to manage our growth, our business could be adversely affected.

        Our headcount and operations have grown rapidly over the last several years. This rapid growth has placed, and will continue to place, a significant strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address increases in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may suffer.

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

        Fixed-price contracts (including both government and commercial contracts) represented approximately 69% of our revenue for the fiscal year ended April 30, 2011. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our products are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

        Our UAS rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions, and our electric vehicle charging and power cycling and test systems often rely upon the application of intellectual property for which there may have been little or no prior commercial application. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

        The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. While our PosiCharge industrial electric vehicle charging systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Our passenger and fleet electric and hybrid electric vehicle charging systems also have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors. Although we maintain insurance policies, we cannot assure you that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.

Our future profitability is dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our electric vehicle charging systems. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

        We have limited experience manufacturing our electric vehicle charging systems in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets would have a material adverse effect on our business, financial condition, results of operations and prospects. We are beginning volume production of electric vehicle charging systems in Taiwan, Italy and the United States. Historically, we have produced PosiCharge industrial electric vehicle charging systems and power cycling and test systems only in limited production quantities. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect the suppliers within our supply chain will experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

We face significant risks in overseeing our outsourcing of manufacturing processes as well as in the management of our inventory, and failure to properly oversee our manufacturing processes or to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

        We have contracted for the manufacture of certain electric vehicle charging systems with contract manufacturers. We sell these units directly and through distributors, as well as through our own online sales channels. We face significant risks if our contract manufacturers do not perform as expected. If we fail to effectively oversee the manufacturing process, including the work performed by our contract manufacturers, we could suffer from product recalls, poorly performing products and higher than anticipated warranty costs.

        In connection with our manufacturing operations, we maintain a finished goods inventory of electric vehicle charging units in various locations, including with third party logistics providers. Due to the long-lead time of our manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our electric vehicle charging units. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate demand across our models. Should actual market conditions differ from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results

        The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, causing production delays and resulting in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies. However, we cannot ensure that we will not experience such incidents in the future or that any such incidents will not result in production delays or otherwise have a material adverse effect on our business and financial condition.

The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.

        Urban environments may present certain challenges to the operators of UAS. UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS in general. While we are aware of only one instance of an accidental collision involving one of our UAS to date, as the usage of UAS has increased, particularly by military customers in urban areas of Afghanistan and Iraq, the danger of such collisions has increased. Furthermore, the incorporation of our DDL technology into our UAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and consequently materially harm our business and operating results.

As a manufacturer of electrical vehicle charging products and provider of electrical installation services to consumers, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business. In addition, we could be the subject of future product liability suits or product recalls, which could harm our business.

        As a manufacturer of consumer products, we are subject to significant government regulations, including, in the United States, under The Consumer Products Safety Act, as well as under product safety and consumer protection statutes in our international markets. In addition, certain of our electrical contracting services are subject to regulation by various government authorities. While we take all the steps we believe are necessary to comply with these regulations, there can be no assurance that we will be in compliance in the future. Failure to comply could result in sanctions that could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls, individually and in the aggregate in any given fiscal year, could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

        Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expense in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

        In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. Any successful claim could significantly harm our business, financial condition and results of operations.

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

        We depend on our research and development activities to develop the core technologies used in our UAS and EES products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies' financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. Moreover, the U.S., state and local governments provide energy rebates and incentives to commercial companies, which directly impact the amount of research and development that companies appropriate for energy systems. To the extent that these energy rebates and incentives are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

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

Our success in the emerging market for passenger and fleet electric and hybrid electric vehicle charging systems will depend on numerous factors which are out of our control.

        The passenger and fleet electric and hybrid electric vehicle charging systems market is expected to grow rapidly, along with innovations in fast charging technologies. As a result, we expect to face increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Panasonic and Siemens AG. While we believe that we currently have superior charging technology and service infrastructure, we cannot assure you that competitors will not develop and bring to market substantially equivalent or superior technology. In addition, because the passenger electric and fleet charging systems market is relatively new, there is no guarantee that there will be strong consumer demand for charging systems. Demand for such systems could also be directly impacted by fuel costs; if fuel costs were to significantly decrease, the demand for electric vehicles and charging systems could decline. If there is little consumer demand for our passenger electric and fleet charging systems, our revenue and prospects could be adversely affected, which would harm our business, financial and operating results.

Our industrial electric vehicle charging systems business is dependent upon our relationships with third parties with whom we do not have exclusive arrangements.

        To remain competitive in the market for industrial electric vehicle charging systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery and industrial vehicle dealers for access to potential industrial electric vehicle charging system customers. Currently, several of our industrial electric vehicle charging system competitors are working with battery manufacturers to sell fast charging systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential industrial electric vehicle charging systems customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge industrial electric vehicle charging system customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.

Our electric and hybrid electric vehicle charging system business is dependent upon our development of relationships with automakers, utilities and other participants in the electric and hybrid electric vehicle and electricity delivery markets.

        In January 2010, we were selected by a major automaker to support the rollout of a new model electric vehicle across the U.S. Accordingly, we depend upon that relationship and the success of the home charging rollout to those new model electric vehicle owners to expand our charging system footprint in the United States and worldwide. If our partnership with that major automaker terminates prematurely, and we cannot establish similar relationships with other entities with direct access to electric vehicle owners and drivers, we may not be able to develop a sustainable market for our home charging system, which may delay the commercialization of our charging systems or jeopardize the long-term success of this product line. We believe that the success and growth of our passenger and fleet electric vehicle charging system business for the foreseeable future will also depend on our ability to develop similar working relationships with other automakers in the U.S. and internationally. While we have been working with other automakers and utilities to explore business models and to promote our solutions, there is no guarantee that we will be successful in doing so.

Our work for the U.S. Department of Defense and international governments may expose us to security risks.

        We work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations, such as Iraq and Kuwait, where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results. In addition, our position as a supplier of UAS to military forces may increase our security risk.

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

        As of April 30, 2011, our $6.3 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 8 to 23 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        In 2009, 2010 and 2011, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 10, 2011, including the securities involved in failed auctions, we held approximately $6.3 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by continued problems in the global credit markets, including but not limited to, U.S. subprime mortgage defaults, writedowns by major financial institutions due to deteriorating values of their assets portfolios, including leveraged loans, collateralized debt obligations, credit default swaps, and other credit-linked products. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 23 years) to realize our investments' purchase price of $7.6 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

We face risks related to the current challenging economic environment.

        Our business, financial condition and results of operation could be negatively affected by economic conditions generally, both in the United States and elsewhere around the world. Continuing concerns over inflation, energy costs, geopolitical issues, the availability and cost of credit, the U.S. mortgage market and a difficult residential real estate market in the United States have contributed to increased volatility and diminished expectations for the economy and the markets going forward. These factors, combined with volatile oil prices, declining business and consumer confidence and continued unemployment concerns, have resulted in heightened volatility and turmoil in domestic and international equity markets. These events and the continuing market upheavals could adversely affect our business in a number of ways, including:

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

        Negative Impact from Increased Financial Pressures on Key Suppliers:    Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our hardware components and various subsystems are available only from a limited group of suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of a continuing market downturn, then we may have to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

        Customers' Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business:    Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if a continuing market downturn results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

Our international business poses potentially greater risks than our domestic business.

        We derived approximately 7% of our revenue from international sales during the fiscal year ended April 30, 2011. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

Our passenger and fleet electric vehicle charging system business is subject to federal, state and international laws regarding data protection and privacy, and a privacy breach could damage our reputation, expose us to litigation risk and adversely affect our business.

        In connection with our emerging passenger and fleet electric vehicle charging system business, we collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Compliance with these constantly evolving laws may cause us to incur significant costs or require changes to our business practices, which could reduce our revenue. If we fail to comply with these laws, proceedings may be brought against us by governmental entities or others or penalties may be imposed on us, either of which could have a material adverse effect on our business, results of operations and financial condition. While we rely, in part, on security services and software provided by outside vendors to protect sensitive and confidential customer information, there is no guarantee that the protections that we or our outside vendors have implemented will prevent security breaches. Any actual, threatened or perceived security breach that could result in misappropriation, loss or other unauthorized disclosure of sensitive or confidential customer information could harm our reputation and relationship with customers, expose us to litigation risk and liability and adversely affect our business.

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

        In February 2010, we were notified by the U.S. Department of Justice, or DOJ, that it had initiated a civil investigation into our billing practices with respect to our government contracts. The investigation is focused on three matters:

  •
  the appropriateness of certain expenses included in our fiscal year 2006 Incurred Indirect Cost Claim (reconciliation of projected rates to actual rates);

  •
  billing labor rates associated with time and materials government contracts; and

  •
  billing rates for small UAS maintenance and repair contracts.

        We are currently cooperating with this investigation, which we believe may be the result of prior DCAA audit activity. Based on our current understanding of the matters identified, we believe that the outcome of the investigation will not have a material impact on our business. We are voluntarily cooperating with a request for information received in connection with this investigation. No claim has been filed against us to date.

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

        U.S. Government contracts typically involve long lead times for design and development, and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program.

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

        As of June 10, 2011, our directors, executive officers and their affiliates collectively beneficially owned 4,862,459 shares, or approximately 22%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2015. We have several other leased facilities in California and Alabama that are used for administration, research and development, logistics and manufacturing and have a total of approximately 345,000 square feet. Such leases expire between the end of 2012 and 2016.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    (Removed and Reserved)

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2009 through April 30, 2011. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2011		2010
	High	Low	High	Low
First Quarter	$28.17	$20.70	$32.90	$23.15
Second Quarter	$24.47	$21.25	$31.25	$26.28
Third Quarter	$29.91	$22.25	$35.38	$25.64
Fourth Quarter	$35.96	$27.20	$34.11	$21.64

        On June 10, 2011, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $28.97 per share. As of June 10, 2011, there were 77 holders of record of our common stock.

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

Cumulative Total Return

        The following table shows the value of $100 invested on April 30, 2007 in AeroVironment, Inc., the Russell 2000 Index and the SPADES Index.

	Performance Graph Table ($)
	April 30, 2007	April 30, 2008	April 30, 2009	April 30, 2010	April 30, 2011
AeroVironment Stock	100	112	111	122	134
Russell 2000 Index	100	88	60	88	106
SPADES Index	100	104	66	94	102

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

	Year Ended April 30,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$292,503	$249,518	$247,662	$215,746	$173,721
Net income	$25,909	$20,716	$24,245	$21,386	$20,718
Earnings per common share:
Basic	$1.20	$0.97	$1.15	$1.08	$1.39
Diluted	$1.17	$0.94	$1.11	$1.00	$1.22
Weighted average common shares outstanding (basic):	21,591	21,392	21,024	19,767	14,947
Weighted average common shares outstanding (diluted):	22,081	21,977	21,776	21,372	16,992
Balance Sheet Data
Total assets	$331,747	$281,971	$253,181	$205,211	$168,177
Long-term obligations	$6,175	$4,438	$7,117	$5,460	$541

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 27, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

        We design, develop, produce and support a technologically-advanced portfolio of products. We supply unmanned aircraft systems, or UAS, and services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. Our core technological capabilities, developed through 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric energy generation and storage systems, high-density energy packaging, miniaturization, controls integration and systems engineering optimization.

        Our UAS business segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

Revenue

        We generate our revenue primarily from the sale and support of our small UAS, electric vehicle charging systems and power cycling and test systems solutions. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities collectively as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government, and most of our electric vehicle charging systems and power cycling and test systems revenue from sales and service to commercial customers.

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

Research and Development Expense

        Research and development, or R&D, is an integral part of our business model. We conduct significant internally funded research and development and anticipate that research and development expense will continue to increase in absolute dollars for the foreseeable future. Our research and development activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions. These activities are funded both externally by customers and internally.

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

  Self-Insured Liability

        We are self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. We estimate a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us. We perform an annual evaluation of this policy and have determined that for all prior years during which this policy has been in effect there have been cost advantages to this policy, as compared to obtaining commercially available employee medical insurance. However, actual results may differ materially from those estimated and could have a material impact on our consolidated financial statements.

  Impairment of Long-Lived Assets

        We review the recoverability of long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made.

  Long-Term Incentive Awards

        We grant long-term incentive awards and we establish a target payout at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon our achievement of revenue and operating profit growth. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, we have the discretion to settle the restricted stock units in cash or stock.

        The cash component of the award is accounted for as a liability. The equity component is accounted for as a stock-based liability as the restricted stock units may be settled in cash or stock. At each reporting period, we reassess the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from our current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. Upon settlement of these awards, the total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on our stock price on the vesting date.

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

	Fiscal Year Ended April 30,
	2011		2010		2009
Revenue	$292,503	100%	$249,518	100%	$247,662	100%
Cost of sales	175,352	60%	152,692	61%	159,065	64%

Gross margin	117,151	40%	96,826	39%	88,597	36%
Selling, general and administrative	47,431	16%	42,429	17%	34,246	14%
Research and development	35,769	12%	24,510	10%	21,798	9%

Income from operations	33,951	12%	29,887	12%	32,553	13%
Interest income	277	0%	195	0%	1,244	1%

Income before income taxes	34,228	12%	30,082	12%	33,797	14%
Income tax expense	8,319	3%	9,366	4%	9,552	4%

Net income	$25,909	9%	$20,716	8%	$24,245	10%

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2011	2010	2009
	(In thousands)
Revenue:
UAS	$249,769	$224,179	$211,364
EES	42,734	25,339	36,298

Total	$292,503	$249,518	$247,662

Gross margin:
UAS	$99,513	$85,157	$70,968
EES	17,638	11,669	17,629

Total	$117,151	$96,826	$88,597

Fiscal Year Ended April 30, 2011 Compared to Fiscal Year Ended April 30, 2010

        Revenue.    Revenue for the fiscal year ended April 30, 2011 was $292.5 million, as compared to $249.5 million for the fiscal year ended April 30, 2010, representing an increase of $43.0 million, or 17%. UAS revenue increased $25.6 million, or 11%, to $249.8 million for the fiscal year ended April 30, 2011, primarily due to an increase in service revenue of $48.4 million and higher product deliveries of $21.9 million, partially offset by decreased customer-funded R&D work of $45.0 million. The increase in UAS service revenue was primarily due to an increase in support services revenue for the digital Puma AE systems. The increase in product deliveries was primarily due to the deliveries of our new digital Puma AE systems. The decrease in customer-funded R&D was primarily due to decreased activity on the Global Observer program. EES revenue increased $17.4 million, or 69%, to $42.7 million for the fiscal year ended April 30, 2011, due primarily to increased product deliveries of our electric vehicle charging systems and power cycling and test systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2011 was $175.4 million, as compared to $152.7 million for the fiscal year ended April 30, 2010, representing an increase of $22.7 million, or 15%, including an impairment charge of $2.0 million on certain long-lived assets related to the Global Observer contract. For additional information regarding the impairment charge, please see Note 5 to our consolidated financial statements, which are included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K. The increase in cost of sales was caused by higher UAS cost of sales of $11.2 million and EES cost of sales of $11.4 million.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2011 was $117.2 million, as compared to $96.8 million for the fiscal year ended April 30, 2010, representing an increase of $20.4 million, or 21%. As a percentage of revenue, gross margin increased from 39% to 40%. UAS gross margin increased $14.4 million, or 17%, to $99.5 million for the fiscal year ended April 30, 2011, primarily due to increased sales volume. As a percentage of revenue, gross margin for UAS increased from 38% to 40%, primarily due to a higher amount of fixed-price contract revenue compared to cost-reimbursable contract revenue. EES gross margin increased $6.0 million, or 51%, to $17.6 million for the fiscal year ended April 30, 2011, primarily due to increased sales volume. As a percentage of revenue, EES gross margin decreased from 46% to 41%, primarily due to higher manufacturing and engineering support overhead costs.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2011 was $47.4 million, or 16% of revenue, compared to SG&A expense of $42.4 million, or 17% of revenue, for the fiscal year ended April 30, 2010. SG&A expense increased primarily due to higher bid and proposal costs, selling and marketing expenses and administrative costs.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2011 was $35.8 million, or 12% of revenue, compared to R&D expense of $24.5 million, or 10% of revenue, for the fiscal year ended April 30, 2010. R&D expense increased primarily due to increased investment in various UAS and EES technology development initiatives.

        Interest Income.    Interest income for the fiscal year ended April 30, 2011 was $0.3 million, as compared to interest income of $0.2 million for the fiscal year ended April 30, 2010, representing an increase of $0.1 million. Interest income increased primarily due to higher average cash and short-term investment balances.

        Income Tax Expense.    Our effective income tax rate was 24.3% for the fiscal year ended April 30, 2011, as compared to 31.1% for the fiscal year ended April 30, 2010. The decrease was caused primarily by higher federal R&D tax credits in the fiscal year ended April 30, 2011.

Fiscal Year Ended April 30, 2010 Compared to Fiscal Year Ended April 30, 2009

        Revenue.    Revenue for the fiscal year ended April 30, 2010 was $249.5 million, as compared to $247.7 million for the fiscal year ended April 30, 2009, representing an increase of $1.8 million, or 1%. UAS revenue increased $12.8 million, or 6%, to $224.2 million for the fiscal year ended April 30, 2010, primarily due to higher service revenue of $20.9 million and increased customer-funded R&D work of $12.0 million, partially offset by lower product deliveries of $20.1 million. The increase in UAS service revenue was primarily due to the retrofitting of Raven B systems with our DDL technology. The increase in customer-funded R&D work was primarily due to increased activity on the Global Observer program. The decrease in product deliveries was primarily due to the reduction in our analog Raven B production as we migrated into the production and retrofit of Raven B systems with our DDL technology. EES revenue decreased $11.0 million, or 30%, to $25.3 million for the fiscal year ended April 30, 2010, primarily due to decreased product deliveries of our industrial electric vehicle charging systems and power cycling and test systems.

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

Liquidity and Capital Resources

        We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing research and development costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing. The current challenging economic environment continues to create volatility and disruption in the capital markets, diminished liquidity and credit availability, and increased counterparty risk. Nevertheless, we anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2011	2010	2009
	(In thousands)
Net cash provided by operating activities	$33,486	$35,984	$39,770
Net cash used in investing activities	$(933)	$(124,764)	$(29,480)
Net cash provided by financing activities	$823	$944	$1,147

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2011 decreased by $2.5 million to $33.5 million, compared to net cash provided by operating activities of $36.0 million for the fiscal year ended April 30, 2010. This decrease in net cash provided by operating activities was primarily due to higher working capital needs of $8.3 million and lower tax benefits from stock option exercises of $2.0 million, partially offset by higher income of $5.2 million, higher depreciation of $1.6 million, and an impairment charge of $2.0 million.

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

        Cash Used in Investing Activities.    Net cash used in investing activities decreased by $123.8 million to $0.9 million for the fiscal year ended April 30, 2011, compared to net cash used by investing activities of $124.8 million for the fiscal year ended April 30, 2010. The decrease in net cash used in investing activities was primarily due to net redemptions of U.S. Treasury bills and municipal bonds of $123.2 million and lower capital expenditures of $0.6 million. During the fiscal years ended April 30, 2011 and April 30, 2010, we used cash to purchase property and equipment totaling $10.2 million and $10.8 million, respectively.

        Net cash used in investing activities increased by $95.3 million to $124.8 million for the fiscal year ended April 30, 2010, compared to net cash used by investing activities of $29.5 million for the fiscal year ended April 30, 2009. The increase in net cash used in investing activities was primarily due to higher net purchases of U.S. Treasury bills and municipal bonds of $97.8 million, partially offset by lower capital expenditures of $2.5 million. During the fiscal years ended April 30, 2010 and April 30, 2009, we used cash to purchase property and equipment totaling $10.8 million and $13.3 million, respectively.

        Cash Provided by Financing Activities.    Net cash provided by financing activities decreased by $0.1 million to $0.8 million for the fiscal year ended April 30, 2011, compared to $0.9 million for the fiscal year ended April 30, 2010. The decrease was due to lower exercises of stock options.

        Net cash provided by financing activities decreased by $0.2 million to $0.9 million for the fiscal year ended April 30, 2010, compared to $1.1 million for the fiscal year ended April 30, 2009. The decrease was due to lower exercises of stock options.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2011:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$12,912	$3,844	$6,220	$2,804	$44
Purchase obligations(1)	25,909	$25,909	—	—	—

Total	$38,821	$29,753	$6,220	$2,804	$44

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2011.

Off-Balance Sheet Arrangements

        As of April 30, 2011, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        In January 2010, the Financial Accounting Standards Board, or FASB, issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009. Requirements related to Level 3 disclosures are effective for interim and annual periods beginning after December 15, 2010. We do not expect that the adoption of the guidance will have a material impact on our consolidated financial statements.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2011. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2011 and 2010, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2011, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Aerovironment, Inc.'s internal controls over financial reporting as of April 30, 2011, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 21, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 21, 2011

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2011	2010
Assets
Current assets:
Cash and cash equivalents	$62,041	$28,665
Short-term investments	126,839	135,770
Accounts receivable, net of allowance for doubtful accounts of $639 at April 30, 2011 and $745 at April 30, 2010	44,376	38,645
Unbilled receivables and retentions	21,966	18,710
Inventories, net	38,137	20,928
Deferred income taxes	2,300	956
Prepaid expenses and other current assets	2,372	1,921

Total current assets	298,031	245,595
Long-term investments	6,275	6,515
Property and equipment, net	17,498	20,025
Deferred income taxes	9,762	9,747
Other assets	181	89

Total assets	$331,747	$281,971

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$31,134	$20,205
Wages and related accruals	15,458	10,336
Income taxes payable	7,404	6,507
Other current liabilities	7,384	4,473
Liability for uncertain tax positions	724	2,592

Total current liabilities	62,104	44,113
Wages and related accruals	762	—
Deferred rent	1,275	1,268
Liability for uncertain tax positions	4,138	3,170
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—21,949,884 shares at April 30, 2011 and 21,732,413 at April 30, 2010	2	2
Additional paid-in capital	119,765	115,602
Accumulated other comprehensive loss	(784)	(760)
Retained earnings	144,485	118,576

Total stockholders' equity	263,468	233,420

Total liabilities and stockholders' equity	$331,747	$281,971

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2011	2010	2009
Revenue:
Product sales	$137,724	$103,268	$136,173
Contract services	154,779	146,250	111,489

	292,503	249,518	247,662
Cost of sales:
Product sales	74,843	59,266	82,427
Contract services	100,509	93,426	76,638

	175,352	152,692	159,065

Gross margin	117,151	96,826	88,597
Selling, general and administrative	47,431	42,429	34,246
Research and development	35,769	24,510	21,798

Income from operations	33,951	29,887	32,553
Other income:
Interest income	277	195	1,244

Income before income taxes	34,228	30,082	33,797
Provision for income taxes	8,319	9,366	9,552

Net income	$25,909	$20,716	$24,245

Earnings per share data:
Basic	$1.20	$0.97	$1.15
Diluted	$1.17	$0.94	$1.11
Weighted average shares outstanding:
Basic	21,591,333	21,391,795	21,023,590
Diluted	22,081,266	21,977,364	21,775,727

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2008	20,614,044	$2	$96,123	$73,615	$—	$169,740
Net income	—	—	—	24,245	—	24,245
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(537)	(537)

Comprehensive income	—	—	—	—	—	23,708
Stock options exercised	690,437	—	1,049	—	—	1,049
Restricted stock awards	166,000	—	—	—	—	—
Tax benefit from exercise of stock options	—	—	12,004	—	—	12,004
Stock-based compensation	—	—	926	—	—	926

Balance at April 30, 2009	21,470,481	2	110,102	97,860	(537)	207,427
Net income	—	—	—	20,716	—	20,716
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(223)	(223)

Comprehensive income	—	—	—	—	—	20,493
Stock options exercised	205,132	—	836	—	—	836
Restricted stock awards	63,000	—	—	—	—	—
Restricted stock awards forfeited	(6,200)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	3,010	—	—	3,010
Stock-based compensation	—	—	1,654	—	—	1,654

Balance at April 30, 2010	21,732,413	2	115,602	118,576	(760)	233,420
Net income	—	—	—	25,909	—	25,909
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(24)	(24)

Comprehensive income	—	—	—	—	—	25,885
Stock options exercised	120,561	—	619	—	—	619
Restricted stock awards	98,910	—	—	—	—	—
Restricted stock awards forfeited	(2,000)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,238	—	—	1,238
Stock-based compensation	—	—	2,306	—	—	2,306

Balance at April 30, 2011	21,949,884	$2	$119,765	$144,485	$(784)	$263,468

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2011	2010	2009
Operating activities
Net income	$25,909	$20,716	$24,245
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,599	8,982	5,355
Impairment of long-lived assets	2,043	—	—
Provision for doubtful accounts	(105)	454	71
Deferred income taxes	(1,343)	(253)	(4,355)
Stock-based compensation	2,306	1,654	926
Tax benefit from exercise of stock options	1,034	2,902	11,906
Excess tax benefit from stock-based compensation	(204)	(108)	(98)
(Gain) loss on disposition of property and equipment	(51)	3	17
Changes in operating assets and liabilities:
Accounts receivable	(5,626)	3,452	(12,834)
Unbilled receivables and retentions	(3,256)	1,360	520
Inventories	(17,209)	(9,326)	4,321
Income tax receivable	—	3,415	(983)
Prepaid expenses and other assets	(543)	(172)	298
Accounts payable	10,929	(3,785)	9,910
Other liabilities	9,003	6,690	471

Net cash provided by operating activities	33,486	35,984	39,770
Investing activities
Acquisition of property and equipment	(10,173)	(10,792)	(13,302)
Net sales (purchases) of held-to-maturity investments	8,931	(114,247)	(21,523)
Net sales of available-for-sale investments	200	275	5,325
Proceeds from sale of property and equipment	109	—	20

Net cash used in investing activities	(933)	(124,764)	(29,480)
Financing activities
Excess tax benefit from stock-based compensation	204	108	98
Exercise of stock options	619	836	1,049

Net cash provided by financing activities	823	944	1,147

Net increase (decrease) in cash and cash equivalents	33,376	(87,836)	11,437
Cash and cash equivalents at beginning of year	28,665	116,501	105,064

Cash and cash equivalents at end of year	$62,041	$28,665	$116,501

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$9,873	$104	$2,781
Non-cash investing activities
Unrealized losses on long-term investments recorded in other comprehensive income, net of deferred tax benefit of $16, $143 and $357, respectively	$24	$223	$537

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, U.S. Treasury bills and accounts receivable. The Company currently invests the majority of its cash in U.S. Treasury bills. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 83%, 80% and 78% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2011, 2010 and 2009, respectively. These agencies accounted for 59% and 58% of the accounts receivable balances at April 30, 2011 and 2010, respectively. One such agency, the U.S. Army, accounted for 48%, 44% and 43% of the Company's consolidated revenue for the years ended April 30, 2011, 2010 and 2009, respectively. The U.S. Army accounted for approximately 56%, 48% and 51% of UAS reportable segment sales for the years ended April 30, 2011, 2010 and 2009, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

        Retentions represent amounts withheld by customers until contract completion. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company's best estimate of

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

probable losses inherent in the accounts receivable balance; such losses have historically been within management's expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

        The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2011, there were indicators of impairment identified and an impairment charge of $2,043,000 was recorded. See Note 5, "Property and Equipment, net" for further details. At April 30, 2010, no indicators of impairment were identified and no impairment charge was recorded.

  Product Warranty

        The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2011 and 2010, the Company estimated and recorded a self insurance liability in wages and related accruals of approximately $898,000 and $1,014,000, respectively.

  Income Taxes

        Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred income tax assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For uncertain tax positions, the Company determines whether it is "more likely than not" that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is "not more likely than not" that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded.

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

        Revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables have value to the customer on a stand-alone basis; there is objective and reliable evidence of the fair value of the undelivered item(s); and, if the arrangement includes a general right of return, delivery or performance of the undelivered item(s) is considered probable and substantially in the control of the vendor. The Company occasionally enters into arrangements that consist of installation and repair contracts associated with hardware sold by the Company. Such arrangements consist of separate contractual arrangements and are divided into separate units of accounting where the delivered item has value to the customer on a stand- alone basis and there is objective and reasonable evidence of the fair value of the installation contract. Consideration is allocated among the separate units of accounting based on their relative fair values.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Long-Term Incentive Awards

        For long-term incentive awards, a target payout is established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company's achievement of revenue and operating profit growth. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The cash component of the award is accounted for as a liability. The equity component is accounted for as a stock-based liability, as the restricted stock units may be settled in cash or stock. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company's current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. Upon settlement of these awards, the total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on the Company's stock price on the vesting date.

  Research and Development

        Internally funded research and development costs, or IRAD, sponsored by the Company relate to both U.S. government products and services and those for commercial and foreign customers. IRAD costs for the Company are recoverable and allocable under government contracts in accordance with U.S. government procurement regulations.

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $33,952,000, $80,552,000 and $66,321,000 for the years ended April 30, 2011, 2010 and 2009, respectively. The related costs of sales for customer-funded research and development totaled approximately $33,003,000, $56,532,000 and $46,493,000 for the years ended April 30, 2011, 2010 and 2009, respectively.

  Lease Accounting

        The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,275,000 and $1,268,000 as of April 30, 2011 and 2010, respectively.

  Advertising Costs

        Advertising costs consist of tradeshows and other marketing activities, and are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $979,000, $994,000 and $549,000 for the years ended April 30, 2011, 2010 and 2009, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options and restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2011	2010	2009
Numerator for basic earnings per share:
Net income	$25,909,000	$20,716,000	$24,245,000
Denominator for basic earnings per share:
Weighted average common shares	21,591,333	21,391,795	21,023,590
Dilutive effect of employee stock options and restricted stock	489,933	585,569	752,137

Denominator for diluted earnings per share	22,081,266	21,977,364	21,775,727

        During the years ended April 30, 2011, 2010 and 2009, certain options and shares of restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and restricted stock which met this anti-dilutive criterion was approximately 36,000, 70,000 and 104,000 for the years ended April 30, 2011, 2010 and 2009, respectively.

Recently Issued Accounting Standards

        In January 2010, the Financial Accounting Standards Board ("FASB") issued fair value guidance requiring new disclosures and clarification of existing disclosures for assets and liabilities that are measured at fair value on either a recurring or non-recurring basis. The guidance requires disclosure of transfer activity into and out of Level 1 and Level 2 fair value measurements and also requires more detailed disclosure about the activity within Level 3 fair value measurements. The majority of the requirements in this guidance are effective for interim and annual periods beginning after December 15, 2009. Requirements related to Level 3 disclosures are effective for interim and annual periods beginning after December 15, 2010. The Company does not expect that the adoption of the guidance will have a material impact on the Company's consolidated financial statements.

2.     Investments

        Investments consist of the following:

	April 30,
	2011	2010
	(In thousands)
Short-term investments:
Held-to-maturity securities:
U.S. Treasury bills	$126,839	$135,770

Total short-term investments	$126,839	$135,770

Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,275	$6,515

Total long-term investments	$6,275	$6,515

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Held-To-Maturity Securities

        As of April 30, 2011 and 2010, the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, is as follows (in thousands):

	2011				2010
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
U.S. Treasury bills	$126,839	$38	$(3)	$126,874	$135,770	$5	$(3)	$135,772

Total held-to-maturity investments	$126,839	$38	$(3)	$126,874	$135,770	$5	$(3)	$135,772

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2011, are as follows:

	Cost	Fair Value
Due within one year	$126,839	$126,874

Total	$126,839	$126,874

  Available-For-Sale Securities

        As of April 30, 2011 and 2010, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 8 to 23 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2011 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2011 and 2010. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2011, it did not consider these investments to be other-than-temporarily impaired.

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale investments is as follows (in thousands):

	April 30,
	2011	2010
Auction rate securities
Amortized cost	$7,575	$7,775
Gross unrealized gains	—	—
Gross unrealized losses	(1,300)	(1,260)

Fair value	$6,275	$6,515

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2011 are as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,975	$1,792
Due after 10 years	5,600	4,483

Total	$7,575	$6,275

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company's financial assets measured at fair value on a recurring basis at April 30, 2011, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,275	$6,275

Total	$—	$—	$6,275	$6,275

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2010	$6,515
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(40)
Purchases, issuances and settlements, net	(200)

Balance at April 30, 2011	$6,275

The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2011	$—

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2011	2010
	(In thousands)
Raw materials	$13,737	$6,629
Work in process	7,994	6,336
Finished goods	17,647	9,154

Inventories, gross	39,378	22,119
Reserve for inventory obsolescence	(1,241)	(1,191)

Inventories, net	$38,137	$20,928

5.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2011	2010
	(In thousands)
Leasehold improvements	$8,207	$7,804
Machinery and equipment	27,370	25,512
Furniture and fixtures	2,370	2,164
Computer equipment and software	11,758	7,197
Construction in process	3,111	2,347

Property and equipment, gross	52,816	45,024
Less accumulated depreciation and amortization	(35,318)	(24,999)

Property and equipment, net	$17,498	$20,025

        At April 30, 2011, an analysis of the Company's long-lived assets related to the Global Observer customer-funded R&D contract indicated impairment. On April 14, 2011, the Company received a stop-work order for the Global Observer Joint Capabilities Technology Demonstration contract due to the contract essentially reaching its funding limit. As a result of the stop-work order, the carrying value of this asset group, primarily consisting of tooling, test and manufacturing support equipment, may not be recoverable over the remaining useful life of such assets. Accordingly, the Company completed an impairment test in accordance with the accounting policy for this asset group, which resulted in an impairment charge of $2,043,000 that was recorded in cost of sales for contract services. To determine the amount of the impairment charge, the Company was required to make estimates of the fair value of the assets in this group, and these estimates were based on the use of the income approach to determine the fair value of the equipment. The Company considers these assets "held and used."

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2011	2010
	(In thousands)
Beginning balance	$804	$523
Warranty expense	1,449	1,512
Warranty costs incurred	(1,126)	(1,231)

Ending balance	$1,127	$804

7.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $2,401,000, $1,995,000 and $1,790,000 in contributions to the plan for the years ended April 30, 2011, 2010 and 2009, respectively.

8.     Stock-Based Compensation

        For the years ended April 30, 2011, 2010 and 2009, the Company recorded stock-based compensation expense of approximately $2,306,000, $1,654,000 and $926,000, respectively.

        On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan, or 2006 Plan, effective January 21, 2007, for officers, directors, key employees and consultants. Under the 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of a committee, which consists of outside directors. A maximum of 3,684,157 shares of stock may be issued pursuant to awards under the 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 950,000. A maximum of $9,500,000 may be paid in cash as a performance-based award during any twelve month period. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2011, 2010 and 2009:

	Year Ended April 30,
	2011	2010	2009
Expected term (in years)	5.00	5.00	5.84
Expected volatility	24.72%	24.16%	20.83%
Risk-free interest rate	2.08%	2.43%	2.33%
Expected dividend	—	—	—
Weighted average fair value at grant date	$6.48	$6.44	$6.66

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

        Information related to the stock option plans at April 30, 2011, 2010 and 2009, and for the years then ended is as follows:

	2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2008	379,310	$21.86	1,077,477	$2.20	626,895	$0.49

Options granted	160,000	25.34	—	—	—	—
Options exercised	(20,100)	21.35	(445,606)	1.13	(224,731)	0.51
Options canceled	(22,000)	22.27	(48,563)	2.66	—	—

Outstanding at April 30, 2009	497,210	22.98	583,308	2.97	402,164	0.48

Options granted	75,000	24.68	—	—	—	—
Options exercised	(18,800)	20.76	(171,169)	2.55	(15,164)	0.59
Options canceled	(60,200)	22.71	(7,038)	5.99	—	—

Outstanding at April 30, 2010	493,210	23.36	405,101	3.10	387,000	0.48

Options granted	72,500	24.91	—	—	—	—
Options exercised	(17,500)	22.27	(35,634)	5.67	(67,427)	0.41
Options canceled	(12,800)	27.25	(1,408)	11.79	—	—

Outstanding at April 30, 2011	535,410	23.51	368,059	2.81	319,573	0.49

Options exercisable at April 30, 2011	220,536	$22.94	350,814	$2.37	319,573	$0.49

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total intrinsic value of all options exercised during the years ended April 30, 2011, 2010 and 2009 was approximately $2,904,000, $5,581,000, and $21,177,000, respectively. The intrinsic value of all options outstanding at April 30, 2011 and 2010 was $21,445,000 and $21,046,000, respectively. The intrinsic value of all exercisable options at April 30, 2011 and 2010, was $19,544,000 and $17,971,000, respectively.

        A summary of the status of the Company's non-vested stock options as of April 30, 2011 and the year then ended is as follows:

Non-vested Options	Shares	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2010	440,786	$6.78
Granted	72,500	6.48
Expired	(1,408)	4.12
Canceled	(4,800)	7.91
Vested	(174,959)	6.63

Non-vested at April 30, 2011	332,119	$6.76

        As of April 30, 2011, there was approximately $6,275,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately four years.

        The weighted average fair value of options issued for the years ended April 30, 2011, 2010 and 2009 was $6.48, $6.44 and $6.66, respectively. The total fair value of shares vesting during the years ended April 30, 2011, 2010 and 2009 was $1,111,000, $780,000 and $637,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2011, 2010 and 2009 were approximately $619,000, $836,000 and $1,049,000, respectively. The tax benefit realized from stock-based compensation during the years ended April 30, 2011, 2010 and 2009 was approximately $1,238,000, $3,010,000, and $12,004,000, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2011:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2011		Weighted Average Exercise Price	As of April 30, 2011	Weighted Average Exercise Price
$ 0.37	142,406	2.97	$0.37	142,406	$0.37
0.59	177,167	8.50	0.59	177,167	0.59
0.64-0.78	199,638	2.12	0.72	199,638	0.72
2.13-19.76	178,421	4.86	6.10	157,176	5.13
19.90-22.15	159,000	6.79	20.95	78,200	20.97
22.38-23.25	192,510	7.23	22.70	94,936	22.64
23.42-32.19	173,900	7.96	26.96	41,400	27.79

$ 0.37-32.19	1,223,042	5.79	$11.27	890,923	$6.79

        The remaining weighted average contractual life of exercisable options at April 30, 2011 was 5.12 years.

        Information related to the Company's restricted stock awards at April 30, 2011 and for the year then ended is as follows:

	2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2010	190,600	$24.36
Stock granted	98,910	25.34
Stock vested	(46,000)	24.25
Stock canceled	(2,000)	31.76

Unvested stock at April 30, 2011	241,510	$24.72

9.     Long-Term Incentive Awards

        During the year ended April 30, 2011, the Company granted two performance awards under the 2006 Plan to key employees, a two-year and three-year performance award. The performance periods for the two-year and three-year awards are the two-year and three-year periods ending April 30, 2012 and 2013, respectively. A target payout was established at the beginning of each performance period. The actual payout at the end of each performance period will be calculated based upon the Company's achievement of revenue and operating profit growth. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

        The cash component of the award is accounted for as a liability. The equity component is accounted for as a stock-based liability, as the restricted stock units may be settled in cash or stock. At each reporting period, the Company reassesses the probability of achieving the performance targets.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company's current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. Upon settlement of these awards, the total compensation expense recorded over the vesting period of the awards will equal the settlement amount, which is based on the Company's stock price on the vesting date.

        During the year ended April 30, 2011, the Company recorded compensation expense of $762,000 and $0 related to the two-year and three-year awards, respectively. As there were no performance awards granted in prior years, there was no compensation expense for the years ended April 30, 2010 and 2009. At April 30, 2011, the Company accrued $762,000 and $0 for the two-year and three-year performance awards, respectively. The maximum compensation expense that may be recorded for the two-year and three-year awards is $5,436,000 and $5,617,000, respectively.

10.   Income Taxes

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2011	2010	2009
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	1.1	1.9	2.2
R&D credits	(11.3)	(2.3)	(7.6)
Other	(0.5)	(3.5)	(1.3)

Effective income tax rate	24.3%	31.1%	28.3%

        The components of the provision for income taxes are as follows (in thousands):

	Year ended April 30,
	2011	2010	2009
Current:
Federal	$8,660	$8,663	$13,793
State	641	1,229	471

	9,301	9,892	14,264
Deferred:
Federal	859	492	(2,105)
State	(1,836)	(900)	(2,600)
Foreign	—	(105)	—

	(977)	(513)	(4,705)
Change in valuation allowance	(5)	(13)	(7)

Total income tax expense	$8,319	$9,366	$9,552

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Significant components of the Company's deferred income tax assets are as follows (in thousands):

	April 30,
	2011	2010
Deferred income tax assets:
Book over tax depreciation	$449	$567
Accrued expenses	7,743	4,991
Allowances, reserves, and other	322	1,330
Capital loss and credit carry-forwards	3,076	3,357
Unrealized loss on securities	530	521

Total deferred income tax assets, gross	12,120	10,766
Less: valuation allowance	(58)	(63)

Total deferred income tax assets, net	$12,062	$10,703

        At April 30, 2011 and 2010, the Company had approximately $4,655,000 and $5,052,000, respectively, of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $588,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2011 and 2010 (in thousands):

	April 30,
	2011	2010
Balance as of May 1	$5,052	$5,663
Increases related to prior year tax positions	371	123
Decreases related to prior year tax positions	(145)	(406)
Increases related to current year tax positions	1,208	927
Decreases related to lapsing of statute of limitations	(1,831)	(1,255)

Balance as of April 30	$4,655	$5,052

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2011 and April 30, 2010, the Company had accrued approximately $207,000 and $710,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2009 and 2010 remain open to examination by the IRS for federal income taxes. The tax years 2005 to 2010 remain open for major state taxing jurisdictions.

11.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $210,000, $222,000 and $216,000 during the years ended April 30, 2011, 2010 and 2009, respectively, for consulting services independent of his board service. The agreement stipulates the payment of $17,500 plus expenses per month, in exchange for consulting services.

        During the year ended April 30, 2011, the Company purchased materials in the amount of $1,674,000 from a vendor with a common board member. As of April 30, 2011, the Company had a

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

trade payable of $654,000 to this vendor. There were no significant transactions with this vendor during the years ended April 30, 2010 and 2009.

        During the year ended April 30, 2010, the Company made an equipment sale in the amount of $1,705,000 to a customer with a common board member. There were no sales to this customer during the years ended April 30, 2011 and 2009. As of April 30, 2010, there was no trade receivable due from this customer.

12.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2012	$3,844
2013	3,133
2014	3,087
2015	1,844
2016	960
Thereafter	44

$12,912

        Rental expense under operating leases was approximately $3,812,000, $3,660,000 and $3,348,000 for the years ended April 30, 2011, 2010 and 2009, respectively.

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

13.   Segment Data

        The Company's product segments are as follows:

  •
  Unmanned Aircraft Systems ("UAS")—The UAS segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness and other mission effects to increase the security and operational effectiveness of the Company's customers.

  •
  Efficient Energy Systems ("EES")—The EES segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

        The segment results are as follows (in thousands):

	Year Ended April 30,
	2011	2010	2009
Revenue:
UAS	$249,769	$224,179	$211,364
EES	42,734	25,339	36,298

Total	292,503	249,518	247,662
Gross margin:
UAS	99,513	85,157	70,968
EES	17,638	11,669	17,629

Total	117,151	96,826	88,597

Selling, general and administrative	47,431	42,429	34,246
Research and development	35,769	24,510	21,798

Income from operations	33,951	29,887	32,553
Interest income	277	195	1,244

Income before income taxes	$34,228	$30,082	$33,797

  Geographic Information

        Sales to non-U.S. customers accounted for 7.0% of revenue for each of the fiscal years ended April 30, 2011, 2010 and 2009.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

14.  Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2011. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 31, 2010	October 30, 2010	January 29, 2011	April 30, 2011
	(In thousands except per share data)
Year ended April 30, 2011
Revenue	$38,228	$63,781	$84,434	$106,060
Gross margin	$12,036	$21,775	$34,129	$49,211
Net (loss) income	$(3,443)	$262	$11,454	$17,636
Net (loss) income per share—basic(1)	$(0.16)	$0.01	$0.53	$0.81
Net (loss) income per share—diluted(1)	$(0.16)	$0.01	$0.52	$0.79

	Three Months Ended
	August 1, 2009	October 31, 2009	January 30, 2010	April 30, 2010
	(In thousands except per share data)
Year ended April 30, 2010
Revenue	$37,940	$51,367	$60,861	$99,350
Gross margin	$10,715	$19,649	$23,481	$42,981
Net (loss) income	$(3,587)	$2,216	$6,515	$15,572
Net (loss) income per share—basic(1)	$(0.17)	$0.10	$0.30	$0.72
Net (loss) income per share—diluted	$(0.17)	$0.10	$0.30	$0.71

(1)
Earnings per share is computed independently for each of the quarters presented. The sums of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2009	$220	$183	$—	$(112)	$291
2010	$291	$601	$—	$(147)	$745
2011	$745	$492	$—	$(598)	$639
Warranty reserve for the year ended April 30:
2009	$344	$1,182	$—	$(1,003)	$523
2010	$523	$1,512	$—	$(1,231)	$804
2011	$804	$1,449	$—	$(1,126)	$1,127
Reserve for inventory excess and obsolescence for the year ended April 30:
2009	$1,541	$491	$—	$(643)	$1,389
2010	$1,389	$434	$—	$(632)	$1,191
2011	$1,191	$579	$—	$(529)	$1,241
Reserve for self-insured medical claims for the year ended April 30:
2009	$399	$3,758	$—	$(3,477)	$680
2010	$680	$5,170	$—	$(4,836)	$1,014
2011	$1,014	$7,322	$—	$(7,438)	$898

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2011, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2011 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2011 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2011, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2011 and 2010, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2011 of AeroVironment, Inc. and subsidiaries and our report dated June 21, 2011 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 21, 2011

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

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

        The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2011 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report on Form 10-K:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2011 and 2010

  •
  Consolidated Statements of Income for the Years ended April 30, 2011, 2010 and 2009

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2011, 2010 and 2009

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2011, 2010 and 2009

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

        Exhibits—See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3(2)	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(3)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(4)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12(5)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto

Exhibit Number	Exhibit
10.13(6)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto
10.14(6)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.15†(3)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.16†(3)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.17†(7)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.18†(3)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.19†(3)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.20†(8)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.21†(9)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended
10.22#(2)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.23(10)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.24(10)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.25#(3)	Retiree Medical Plan
10.26†(11)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.27†	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this report on Form 10-K)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 24, 2009 (File No. 001-33261).

(3)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-137658).

(4)
Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

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

AEROVIRONMENT, INC.
Date: June 21, 2011		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 21, 2011
/s/ JIKUN KIM Jikun Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 21, 2011
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	June 21, 2011
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	June 21, 2011
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 21, 2011
/s/ MURRAY GELL-MANN Murray Gell-Mann	Director	June 21, 2011
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 21, 2011