Form 10-Q
period 2011-07-30
AeroVironment Inc
filed 2011-09-08
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of August 26, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 21,094,491.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 30, 2011	April 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,247	$62,041
Short-term investments	106,883	126,839
Accounts receivable, net of allowance for doubtful accounts of $969 at July 30, 2011 and $639 at April 30, 2011	22,034	44,376
Unbilled receivables and retentions	13,399	21,966
Inventories, net	38,299	38,137
Income tax receivable	745	—
Deferred income taxes	2,460	2,300
Prepaid expenses and other current assets	2,176	2,372
Total current assets	267,243	298,031
Long-term investments	6,154	6,275
Property and equipment, net	18,134	17,498
Deferred income taxes	9,760	9,762
Other assets	181	181
Total assets	$301,472	$331,747
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,549	$31,134
Wages and related accruals	9,024	15,458
Income taxes payable	—	7,404
Other current liabilities	7,535	7,384
Liability for uncertain tax positions	724	724
Total current liabilities	29,832	62,104
Wages and other accruals	1,056	762
Deferred rent	1,245	1,275
Liability for uncertain tax positions	4,138	4,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,094,291 at July 30, 2011 and 21,949,884 at April 30, 2011	2	2
Additional paid-in capital	121,170	119,765
Accumulated other comprehensive loss	(782)	(784)
Retained earnings	144,811	144,485
Total stockholders’ equity	265,201	263,468
Total liabilities and stockholders’ equity	$301,472	$331,747

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 30,	July 31,
	2011	2010

Revenue:
Product sales	$29,299	$12,220
Contract services	32,698	26,008
	61,997	38,228
Cost of sales:
Product sales	17,872	8,686
Contract services	22,410	17,506
	40,282	26,192
Gross margin	21,715	12,036
Selling, general and administrative	13,700	11,371
Research and development	7,586	7,972
Income (loss) from operations	429	(7,307)
Other income:
Interest income	78	121
Income (loss) before income taxes	507	(7,186)
Provision (benefit) for income taxes	181	(3,743)
Net income (loss)	$326	$(3,443)
Earnings (loss) per share data:
Basic	$0.02	$(0.16)
Diluted	$0.01	$(0.16)
Weighted average shares outstanding:
Basic	21,724,053	21,545,870
Diluted	22,238,117	21,545,870

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 30, 2011	July 31, 2010
Operating activities
Net income (loss)	$326	$(3,443)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	1,970	2,683
Provision for doubtful accounts	330	399
Deferred income taxes	(160)	(166)
Stock-based compensation	754	501
Tax benefit from exercise of stock options	376	109
Excess tax benefit from stock-based compensation	(80)	—
Gain on sale of property and equipment	—	(60)
Changes in operating assets and liabilities:
Accounts receivable	22,012	21,189
Unbilled receivables and retentions	8,567	2,876
Inventories	(162)	(7,157)
Income tax receivable	(745)	(2,743)
Other assets	196	(149)
Accounts payable	(18,585)	(8,438)
Other liabilities	(13,343)	(10,855)
Net cash provided by (used in) operating activities	1,456	(5,254)
Investing activities
Acquisitions of property and equipment	(2,606)	(1,881)
Proceeds from the sale of property and equipment	—	83
Net sales of held-to-maturity investments	19,956	23,594
Net sales of available-for-sale investments	125	100
Net cash provided by investing activities	17,475	21,896
Financing activities
Excess tax benefit from stock-based compensation	80	—
Exercise of stock options	195	135
Net cash provided by financing activities	275	135
Net increase in cash and cash equivalents	19,206	16,777
Cash and cash equivalents at beginning of period	62,041	28,665
Cash and cash equivalents at end of period	$81,247	$45,442

Supplemental disclosure:
Unrealized gains on long-term investments recorded in other comprehensive income (loss), net of deferred taxes of $2 and $9, respectively	$2	$14

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 30, 2011 are not necessarily indicative of the results for the full year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2011, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

Segments

The Company’s products are sold and divided among two reportable segments to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise from which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development (“R&D”) activities and assessing performance. The Company’s reportable segments are business units that offer different products and services and are managed separately.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended
	July 30, 2011	July 31, 2010
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,724,053	21,545,870
Dilutive effect of employee stock options and unvested restricted stock	514,064	—
Denominator for diluted earnings (loss) per share	22,238,117	21,545,870

During the three months ended July 30, 2011, certain shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion was approximately 19,000 for the three months ended July 30, 2011.  Due to the net loss for the three months ended July 31, 2010, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In June 2011, the Financial Accounting Standards Board (“FASB”) issued accounting guidance which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the Company’s interim and annual reporting periods beginning on May 1, 2012 and will be applied retrospectively, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the Company’s consolidated financial statements, other than the change in presentation described in the new guidance.

In May 2011, the FASB issued accounting guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for the Company’s interim and annual reporting periods beginning on May 1, 2012 and will be applied prospectively. The Company is currently evaluating the potential impact of this adoption on its consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	July 30, 2011	April 30, 2011
	(In thousands )
Short-term investments:
Held-to-maturity securities:
U.S. Treasury bills	$106,883	$126,839
Total short-term investments	$106,883	$126,839
Long-term investments:
Available-for-sale securities:
Auction rate securities	$6,154	$6,275
Total long-term investments	$6,154	$6,275

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Held-To-Maturity Securities

At July 30, 2011, the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$106,883	$16	$(9)	$106,890
Total held-to-maturity investments	$106,883	$16	$(9)	$106,890

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$126,839	$38	$(3)	$126,874
Total held-to-maturity investments	$126,839	$38	$(3)	$126,874

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at July 30, 2011, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$106,883	$106,890
Total	$106,883	$106,890

Available-For-Sale Securities

As of July 30, 2011, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 8 to 23 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on July 30, 2011, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of July 30, 2011. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of July 30, 2011, it did not consider these investments to be other-than-temporarily impaired.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of July 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,450	$—	$(1,296)	$6,154
Total available-for-sale investments	$7,450	$—	$(1,296)	$6,154

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,575	$—	$(1,300)	$6,275
Total available-for-sale investments	$7,575	$—	$(1,300)	$6,275

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at July 30, 2011, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,925	$1,722
Due after 10 years	5,525	4,432
Total	$7,450	$6,154

3. Inventories, net

Inventories consist of the following (in thousands):

	July 30, 2011	April 30, 2011
Raw materials	$11,350	$13,737
Work in process	9,664	7,994
Finished goods	18,570	17,647
Inventories, gross	39,584	39,378
Reserve for inventory obsolescence	(1,285)	(1,241)
Inventories, net	$38,299	$38,137

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s financial assets measured at fair value on a recurring basis at July 30, 2011, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,154	$6,154
Total	$—	$—	$6,154	$6,154

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of July 30, 2011.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2011	$6,275
Transfers to Level 3	—
Total gains (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income (loss)	4
Settlements	(125)
Balance at July 30, 2011	$6,154
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at July 30, 2011	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.5 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

5. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended
	July 30,	July 31,
	2011	2010

Net income (loss)	$326	$(3,443)
Other comprehensive income, net of tax:
Unrealized gains on long-term investments	2	14
Comprehensive income (loss)	$328	$(3,429)

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended
	July 30,	July 31,
	2011	2010

Beginning balance	$1,127	$804
Warranty expense	352	216
Warranty costs incurred	(433)	(221)
Ending balance	$1,046	$799

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $5.2 million and $11.9 million for the three months ended July 30, 2011 and July 31, 2010, respectively.

8. Income Taxes

For the three months ended July 30, 2011 and July 31, 2010, the Company recorded a provision and (benefit) for income taxes of $0.2 million and ($3.7) million, respectively, yielding an effective tax rate of 35.7% and 52.1%, respectively.  The variance from statutory rates for the three months ended July 31, 2010 was primarily due to a reduction in the liability for uncertain tax positions related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns.  The examination concluded in May of 2010 and no change was required to the tax returns filed.

9. Segment Data

The Company’s product segments are as follows:

•                                          Unmanned Aircraft Systems (“UAS”) — The UAS segment focuses primarily on the design, development, production and support of innovative UAS that provide situational awareness and other mission effects to increase the security and operational effectiveness of the Company’s customers.

•                                          Efficient Energy Systems (“EES”) — The EES segment focuses primarily on the design, development, production and support of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended
	July 30,	July 31,
	2011	2010
Revenue:
UAS	$52,205	$33,447
EES	9,792	4,781
Total	61,997	38,228
Gross margin:
UAS	20,205	10,370
EES	1,510	1,666
Total	21,715	12,036
Selling, general and administrative	13,700	11,371
Research and development	7,586	7,972
Income (loss) from operations	429	(7,307)
Interest income	78	121
Income (loss) before income taxes	$507	$(7,186)

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2011.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2012 fiscal year ends on April 30, 2012 and our fiscal quarters end on July 30, 2011, October 29, 2011 and January 28, 2012.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended July 30, 2011 Compared to Three Months Ended July 31, 2010

	Three Months Ended
	July 30,	July 31,
	2011	2010
Revenue:
UAS	$52,205	$33,447
EES	9,792	4,781
Total	61,997	38,228
Gross margin:
UAS	20,205	10,370
EES	1,510	1,666
Total	21,715	12,036
Selling, general and administrative	13,700	11,371
Research and development	7,586	7,972
Income (loss) from operations	429	(7,307)
Interest income	78	121
Income (loss) before income taxes	$507	$(7,186)

Revenue. Revenue for the three months ended July 30, 2011 was $62.0 million, as compared to $38.2 million for the three months ended July 31, 2010, representing an increase of $23.8 million, or 62%.  UAS revenue increased by $18.8 million to $52.2 million for the three months ended July 30, 2011, primarily due to an increase in UAS product deliveries of $12.8 million and service revenue of $12.3 million, partially offset by a decrease in customer-funded R&D work of $6.3 million. The increase in UAS product deliveries and service revenue was primarily due to increased deliveries of digital Puma™ All Environment unmanned aircraft systems, or Puma AE systems, and services in support of Puma AE systems.  The decrease in customer-funded R&D work was primarily due to decreased activity on the Global Observer program.  EES revenue increased by $5.0 million to $9.8 million for the three months ended July 30, 2011.  The increase in EES revenue was primarily due to increased product deliveries of electric vehicle test systems, industrial electric vehicle charging systems, and passenger electric vehicle charging docks.

Cost of Sales. Cost of sales for the three months ended July 30, 2011 was $40.3 million, as compared to $26.2 million for the three months ended July 31, 2010, representing an increase of $14.1 million, or 54%. The increase in cost of sales was caused primarily by increases in UAS cost of sales of $8.9 million and EES cost of sales of $5.2 million due to increased revenue.

Gross Margin. Gross margin for the three months ended July 30, 2011 was $21.7 million, as compared to $12.0 million for the three months ended July 31, 2010, representing an increase of $9.7 million, or 80%. UAS gross margin increased $9.8 million, or 95%, to $20.2 million for the three months ended July 30, 2011. As a percentage of revenue, gross margin for UAS increased from 31% to 39% primarily due to the higher portion of revenue associated with fixed-price contracts compared to cost-reimbursable contracts.  EES gross margin decreased $0.2 million, or 9%, to $1.5 million for the three months ended July 30, 2011.  As a percentage of revenue, EES gross margin decreased from 35% to 15% primarily due to higher than expected program costs on Department of Defense related development contracts and transition costs related to initial low-rate production of several new electric vehicle charging systems.

Selling, General and Administrative.  SG&A expense for the three months ended July 30, 2011 was $13.7 million, or 22% of revenue, compared to SG&A expense of $11.4 million, or 30% of revenue, for the three months ended July 31, 2010.  SG&A expense increased $2.3 million primarily due to higher marketing and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the three months ended July 30, 2011 was $7.6 million, or 12% of revenue, compared to R&D expense of $8.0 million, or 21% of revenue, for the three months ended July 31, 2010.  R&D expense decreased $0.4 million primarily due to lower investment in various UAS and EES technology development initiatives as they transitioned into production.

Interest Income. Interest income for the three months ended July 30, 2011 and July 31, 2010 remained unchanged at $0.1 million.

Income Tax Expense. Our effective income tax expense rate was 35.7%, for the three months ended July 30, 2011, as compared to an income tax benefit rate of 52.1% for the three months ended July 31, 2010. The decrease in the tax rate was primarily due to a reduction in the liability for uncertain tax positions related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns that was recorded during the three months ended July 31, 2010, that resulted in a higher tax benefit rate. There was no such reduction in the liability for uncertain tax positions during the three months ended July 30, 2011.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of July 30, 2011 and April 30, 2011, our funded backlog was approximately $72.7 million and $82.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $192.6 million and $230.8 million as of July 30, 2011 and April 30, 2011, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the three months ended July 30, 2011 and July 31, 2010 (in thousands):

	Three Months Ended
	July 30, 2011	July 31, 2010
	(Unaudited)
Net cash provided by (used in) operating activities	$1,456	$(5,254)
Net cash provided by investing activities	$17,475	$21,896
Net cash provided by financing activities	$275	$135

Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended July 30, 2011 increased by $6.7 million to $1.5 million, compared to net cash used in operating activities of $5.2 million for the three months ended July 31, 2010. This increase in net cash provided by operating activities was primarily due to higher income of $3.8 million and lower working capital needs of $3.2 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $4.4 million to $17.5 million for the three months ended July 30, 2011, compared to net cash provided by investing activities of $21.9 million for the three months ended July 31, 2010. The decrease in net cash provided by investing activities was primarily due to lower net redemptions of investments of $3.6 million and higher acquisitions of property and equipment of $0.7 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $0.2 million to $0.3 million for the three months ended July 30, 2011, compared to $0.1 million for the three months ended July 31, 2010.  During the three months ended July 30, 2011, we received proceeds from stock option exercises of $0.2 million.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2011.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 30, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2011.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

*  Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: September 7, 2011		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)