Form 10-Q
period 2011-10-29
AeroVironment Inc
filed 2011-12-07
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2011

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

As of November 25, 2011, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,102,559.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 29, 2011	April 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$98,589	$62,041
Short-term investments	78,782	126,839
Accounts receivable, net of allowance for doubtful accounts of $877 at October 29, 2011 and $639 at April 30, 2011	25,571	44,376
Unbilled receivables and retentions	21,676	21,966
Inventories, net	41,435	38,137
Deferred income taxes	2,596	2,300
Prepaid expenses and other current assets	2,974	2,372
Total current assets	271,623	298,031
Long-term investments	22,556	6,275
Property and equipment, net	18,841	17,498
Deferred income taxes	9,733	9,762
Other assets	186	181
Total assets	$322,939	$331,747
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$19,617	$31,134
Wages and related accruals	12,831	15,458
Income taxes payable	2,372	7,404
Other current liabilities	8,343	7,384
Liability for uncertain tax positions	724	724
Total current liabilities	43,887	62,104
Wages and other accruals	981	762
Deferred rent	1,185	1,275
Liability for uncertain tax positions	4,138	4,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,098,896 at October 29, 2011 and 21,949,884 at April 30, 2011	2	2
Additional paid-in capital	122,089	119,765
Accumulated other comprehensive loss	(741)	(784)
Retained earnings	151,398	144,485
Total stockholders’ equity	272,748	263,468
Total liabilities and stockholders’ equity	$322,939	$331,747

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Revenue:
Product sales	$47,858	$32,494	$77,157	$44,714
Contract services	32,514	31,287	65,212	57,295
	80,372	63,781	142,369	102,009
Cost of sales:
Product sales	28,499	20,646	46,371	29,332
Contract services	21,243	21,360	43,653	38,866
	49,742	42,006	90,024	68,198
Gross margin	30,630	21,775	52,345	33,811
Selling, general and administrative	12,240	12,685	25,940	24,056
Research and development	8,816	8,689	16,402	16,661
Income (loss) from operations	9,574	401	10,003	(6,906)
Other income:
Interest income	106	45	184	166
Income (loss) before income taxes	9,680	446	10,187	(6,740)
Provision (benefit) for income taxes	3,093	184	3,274	(3,559)
Net income (loss)	$6,587	$262	$6,913	$(3,181)
Earnings (loss) per share data:
Basic	$0.30	$0.01	$0.32	$(0.15)
Diluted	$0.30	$0.01	$0.31	$(0.15)
Weighted average shares outstanding:
Basic	21,763,927	21,565,969	21,743,990	21,555,864
Diluted	22,255,943	22,027,155	22,244,697	21,555,864

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 29, 2011	October 30, 2010
Operating activities
Net income (loss)	$6,913	$(3,181)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	4,141	5,493
Provision for doubtful accounts	246	248
Deferred income taxes	(296)	(280)
Stock-based compensation	1,535	1,077
Tax benefit from exercise of stock options	376	109
Excess tax benefit from stock-based compensation	(90)	—
Gain on sale of property and equipment	—	(56)
Changes in operating assets and liabilities:
Accounts receivable	18,559	5,098
Unbilled receivables and retentions	290	2,133
Inventories	(3,298)	(8,001)
Income tax receivable	—	(2,351)
Other assets	(607)	(400)
Accounts payable	(11,517)	1,559
Other liabilities	(6,481)	(5,463)
Net cash provided by (used in) operating activities	9,771	(4,015)
Investing activities
Acquisitions of property and equipment	(5,484)	(3,553)
Proceeds from the sale of property and equipment	—	94
Net sales of held-to-maturity investments	31,623	55,093
Net sales of available-for-sale investments	225	200
Net cash provided by investing activities	26,364	51,834
Financing activities
Excess tax benefit from stock-based compensation	90	—
Exercise of stock options	323	180
Net cash provided by financing activities	413	180
Net increase in cash and cash equivalents	36,548	47,999
Cash and cash equivalents at beginning of period	62,041	28,665
Cash and cash equivalents at end of period	$98,589	$76,664

Supplemental disclosure:
Unrealized gain (loss) on long-term investments recorded in other comprehensive income (loss), net of deferred taxes of $30 and $10, respectively	$43	$(15)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 29, 2011 are not necessarily indicative of the results for the full year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2011, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Six Months Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,763,927	21,565,969	21,743,990	21,555,864
Dilutive effect of employee stock options and unvested restricted stock	492,016	461,186	500,707	—
Denominator for diluted earnings (loss) per share	22,255,943	22,027,155	22,244,697	21,555,864

During the three months ended October 29, 2011 and October 30, 2010 and six months ended October 29, 2011, certain shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion for the three months ended October 29, 2011 and October 30, 2010 was approximately 1,000 and 16,000, respectively.  The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion for the six months ended October 29, 2011 was approximately 2,000.  Due to the net loss for the six months ended October 30, 2010, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	October 29, 2011	April 30, 2011
Short-term investments:
Held-to-maturity securities:
U.S. Treasury bills	$78,782	$126,839
Total short-term investments	$78,782	$126,839
Long-term investments:
Held-to-maturity securities:
Pre-refunded municipal bonds	$16,433	$—
Available-for-sale securities:
Auction rate securities	6,123	6,275
Total long-term investments	$22,556	$6,275

Held-To-Maturity Securities

At October 29, 2011, the balance of held-to-maturity securities consisted of two pre-refunded municipal bonds and U.S. Treasury bills. Pre-refunded municipal bonds are created when municipalities issue new debt to refinance debt issued when interest rates were higher. When the refinancing is completed, the issuer uses the proceeds to purchase U.S. Treasury securities or state and local government securities and places these securities in an escrow account. These proceeds are then used to pay interest and principal on the original debt until the bonds are called. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 29, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Pre-refunded municipal bonds	$16,433	$—	$(31)	$16,402
U.S. Treasury bills	78,782	24	(6)	78,800
Total held-to-maturity investments	$95,215	$24	$(37)	$95,202

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$126,839	$38	$(3)	$126,874
Total held-to-maturity investments	$126,839	$38	$(3)	$126,874

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at October 29, 2011, were as follows (in thousands):

	Cost	Fair Value
Due within one year	$78,782	$78,800
Due after one year through five years	16,433	16,402
Total	$95,215	$95,202

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Available-For-Sale Securities

As of October 29, 2011, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 8 to 23 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 29, 2011, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 29, 2011. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of October 29, 2011 it did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of October 29, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,350	$—	$(1,227)	$6,123
Total available-for-sale investments	$7,350	$—	$(1,227)	$6,123

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,575	$—	$(1,300)	$6,275
Total available-for-sale investments	$7,575	$—	$(1,300)	$6,275

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at October 29, 2011, were as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,825	$1,639
Due after 10 years	5,525	4,484
Total	$7,350	$6,123

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories, net

Inventories consist of the following (in thousands):

	October 29, 2011	April 30, 2011
Raw materials	$11,347	$13,737
Work in process	13,892	7,994
Finished goods	18,279	17,647
Inventories, gross	43,518	39,378
Reserve for inventory obsolescence	(2,083)	(1,241)
Inventories, net	$41,435	$38,137

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at October 29, 2011, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,123	$6,123
Total	$—	$—	$6,123	$6,123

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of October 29, 2011.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2011	$6,275
Transfers to Level 3	—
Total gains (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income (loss)	73
Settlements	(225)
Balance at October 29, 2011	$6,123
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at October 29, 2011	$—

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

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.4 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

5. Other Comprehensive Income (Loss)

The components of comprehensive income (loss) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Net income (loss)	$6,587	$262	$6,913	$(3,181)
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on long-term investments	41	(29)	43	(15)
Comprehensive income (loss)	$6,628	$233	$6,956	$(3,196)

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 29, 2011 and October 30, 2010 (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Beginning balance	$1,046	$799	$1,127	$804
Warranty expense	900	332	1,252	548
Warranty costs incurred	(602)	(297)	(1,035)	(518)
Ending balance	$1,344	$834	$1,344	$834

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $4.0 million and $9.2 million for the three and six months ended October 29, 2011, respectively. Revenue from customer-funded R&D was approximately $9.7 million and $21.6 million for the three and six months ended October 30, 2010, respectively.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

8. Income Taxes

For the three and six months ended October 29, 2011, the Company recorded a provision for income taxes of $3.1 million and $3.3 million, respectively, yielding an effective tax rate of 32.0% and 32.1%, respectively.  The variance from statutory rates for the three and six months ended October 29, 2011 was primarily due to research and development tax credits.  For the three and six months ended October 30, 2010, the Company recorded a provision (benefit) for income taxes of $0.2 million and ($3.6) million, respectively, yielding an effective tax rate of 41.3% and 52.8%, respectively. The variance from statutory rates for the three and six months ended October 30, 2010 was primarily due to a reduction in the liability for uncertain tax positions of approximately $1.7 million related to the conclusion of the examination of the Company’s fiscal 2003 and 2004 tax returns.  The examination concluded in May of 2010, and no change was required to the tax returns filed.

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

The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2011	2010	2011	2010
Revenue:
UAS	$66,931	$53,616	$119,136	$87,063
EES	13,441	10,165	23,233	14,946
Total	80,372	63,781	142,369	102,009
Gross margin:
UAS	27,224	17,434	47,429	27,804
EES	3,406	4,341	4,916	6,007
Total	30,630	21,775	52,345	33,811
Selling, general and administrative	12,240	12,685	25,940	24,056
Research and development	8,816	8,689	16,402	16,661
Income (loss) from operations	9,574	401	10,003	(6,906)
Interest income	106	45	184	166
Income (loss) before income taxes	$9,680	$446	$10,187	$(6,740)

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 29, 2011 Compared to Three Months Ended October 30, 2010

	Three Months Ended
	October 29,	October 30,
	2011	2010
Revenue:
UAS	$66,931	$53,616
EES	13,441	10,165
Total	80,372	63,781
Gross margin:
UAS	27,224	17,434
EES	3,406	4,341
Total	30,630	21,775
Selling, general and administrative	12,240	12,685
Research and development	8,816	8,689
Income from operations	9,574	401
Interest income	106	45
Income before income taxes	$9,680	$446

Revenue. Revenue for the three months ended October 29, 2011 was $80.4 million, as compared to $63.8 million for the three months ended October 30, 2010, representing an increase of $16.6 million, or 26%.  UAS revenue increased by $13.3 million to $66.9 million for the three months ended October 29, 2011, primarily due to an increase in UAS product deliveries of $12.2 million and service revenue of $6.8 million, partially offset by a decrease in customer-funded R&D work of $5.6 million. The increase in UAS product deliveries and service revenue was primarily due to increased deliveries of digital Puma® All Environment unmanned aircraft systems, or Puma AE systems, and support services relating to our small unmanned aircraft systems.  The decrease in customer-funded R&D work was primarily due to the pending completion of the Global Observer contract.  EES revenue increased by $3.3 million, or 32%, to $13.4 million for the three months ended October 29, 2011.  The increase in EES revenue was primarily due to increased deliveries of electric vehicle charging docks and electric vehicle test systems.

Cost of Sales. Cost of sales for the three months ended October 29, 2011 was $49.7 million, as compared to $42.0 million for the three months ended October 30, 2010, representing an increase of $7.7 million, or 18%. The increase in cost of sales was caused primarily by increases in UAS cost of sales of $3.5 million and EES cost of sales of $4.2 million due to increased revenue and higher costs on development programs.

Gross Margin. Gross margin for the three months ended October 29, 2011 was $30.6 million, as compared to $21.8 million for the three months ended October 30, 2010, representing an increase of $8.8 million, or 41%. UAS gross margin increased $9.8 million, or 56%, to $27.2 million for the three months ended October 29, 2011. As a percentage of revenue, gross margin for UAS increased from 33% to 41%, primarily due to a higher mix of fixed-price contracts compared to cost-plus contracts.  EES gross margin decreased $0.9 million, or 22%, to $3.4 million for the three months ended October 29, 2011.  As a percentage of revenue, EES gross margin decreased from 43% to 25%, primarily due to higher program costs on development contracts, higher sales mix of new products in low-rate production and higher manufacturing and engineering support overhead costs.

Selling, General and Administrative.  SG&A expense for the three months ended October 29, 2011 was $12.2 million, or 15% of revenue, compared to SG&A expense of $12.7 million, or 20% of revenue, for the three months ended October 30, 2010.

Research and Development. R&D expense for the three months ended October 29, 2011 was $8.8 million, or 11% of revenue, compared to R&D expense of $8.7 million, or 14% of revenue, for the three months ended October 30, 2010.

Interest Income. Interest income for the three months ended October 29, 2011 and October 30, 2010 remained unchanged at $0.1 million.

Income Tax Expense. Our effective income tax rate was 32.0% for the three months ended October 29, 2011, as compared to 41.3% for the three months ended October 30, 2010. The decrease was primarily due to lower R&D tax credits.

Six Months Ended October 29, 2011 Compared to Six Months Ended October 30, 2010

	Six Months Ended
	October 29,	October 30,
	2011	2010
Revenue:
UAS	$119,136	$87,063
EES	23,233	14,946
Total	142,369	102,009
Gross margin:
UAS	47,429	27,804
EES	4,916	6,007
Total	52,345	33,811
Selling, general and administrative	25,940	24,056
Research and development	16,402	16,661
Income (loss) from operations	10,003	(6,906)
Interest income	184	166
Income (loss) before income taxes	$10,187	$(6,740)

Revenue. Revenue for the six months ended October 29, 2011 was $142.4 million, as compared to $102.0 million for the six months ended October 30, 2010, representing an increase of $40.4 million, or 40%.  UAS revenue increased $32.1 million, or 37%, to $119.1 million for the six months ended October 29, 2011, primarily due to increased UAS product deliveries of $25.0 million and service revenue of $19.1 million, partially offset by lower customer-funded R&D work of $12.0 million.  The increase in UAS product deliveries and service revenue was primarily due to increased deliveries of Puma AE systems and support services relating to our small unmanned aircraft systems.  The decrease in UAS customer-funded R&D revenue was primarily due to the pending completion of the Global Observer contract.  EES revenue increased by $8.3 million, or 55%, to $23.2 million for the six months ended October 29, 2011.  The increase in EES revenue was primarily due to increased deliveries of electric vehicle charging docks and electric vehicle test systems.

Cost of Sales. Cost of sales for the six months ended October 29, 2011 was $90.0 million, as compared to $68.2 million for the six months ended October 30, 2010, representing an increase of $21.8 million, or 32%. The increase in cost of sales was caused by higher UAS cost of sales of $12.4 million and EES cost of sales of $9.4 million due to increased revenue and higher costs on development programs.

Gross Margin. Gross margin for the six months ended October 29, 2011 was $52.3 million, as compared to $33.8 million for the six months ended October 30, 2010, representing an increase of $18.5 million, or 55%. UAS gross margin increased $19.6 million, or 71%, to $47.4 million for the six months ended October 29, 2011. As a percentage of revenue, gross margin for UAS increased from 32% to 40%.  EES gross margin decreased $1.1 million, or 18%, to $4.9 million for the six months ended October 29, 2011.  As a percentage of revenue, EES gross margin decreased from 40% to 21%, due to higher program costs on development contracts and transition costs related to low-rate production of several new electric vehicle charging systems.

Selling, General and Administrative.  SG&A expense for the six months ended October 29, 2011 was $25.9 million, or 18% of revenue, compared to SG&A expense of $24.1 million, or 24% of revenue, for the six months ended October 30, 2010.  SG&A expense increased $1.9 million primarily due to higher marketing and business development costs and higher administrative infrastructure costs.

Research and Development. R&D expense for the six months ended October 29, 2011 was $16.4 million, or 12% of revenue, compared to R&D expense of $16.7 million, or 16% of revenue, for the six months ended October 30, 2010.

Interest Income. Interest income for the six months ended October 29, 2011 and October 30, 2010 was $0.2 million.

Income Tax Expense. Our effective income tax rate was 32.1% for the six months ended October 29, 2011, as compared to 52.8% for the six months ended October 30, 2010.  The decrease was primarily due to lower R&D tax credits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 29, 2011 and April 30, 2011, our funded backlog was approximately $116.4 million and $82.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $126.3 million and $230.8 million as of October 29, 2011 and April 30, 2011, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 29, 2011 and October 30, 2010 (in thousands):

	Six Months Ended
	October 29, 2011	October 30, 2010
	(Unaudited)
Net cash provided by (used in) operating activities	$9,771	$(4,015)
Net cash provided by investing activities	$26,364	$51,834
Net cash provided by financing activities	$413	$180

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended October 29, 2011 increased by $13.8 million to $9.8 million, compared to net cash used in operating activities of $4.0 million for the six months ended October 30, 2010. This increase in net cash provided by operating activities was primarily due to higher income of $10.1 million and lower working capital needs of $4.4 million, partially offset by lower depreciation of $1.4 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $25.4 million to $26.4 million for the six months ended October 29, 2011, compared to net cash provided by investing activities of $51.8 million for the six months ended October 30, 2010. The decrease in net cash provided by investing activities was primarily due to lower net sales of investments of $23.5 million and higher acquisitions of property and equipment of $1.9 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $0.2 million to $0.4 million for the six months ended October 29, 2011, compared to $0.2 million for the six months ended October 30, 2010.  During the six months ended October 29, 2011, we received net proceeds from stock option exercises of $0.3 million.

Off-Balance Sheet Arrangements

During the second quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2011.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 29, 2011, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1 (1)	2011 Amendment and Restatement of AeroVironment’s 2006 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Label Linkbase Document.
101.PRE*	XBRL Taxonomy Presentation Linkbase Document.

(1) Incorporated by reference herein to Exhibit 10 to the Company’s current report on Form 8-K filed on October 5, 2011 (file no. 001-33261).

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

Date: December 6, 2011		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)