Form 10-Q
period 2012-01-28
AeroVironment Inc
filed 2012-03-07
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 28, 2012

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

As of February 24, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,133,478.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 28, 2012	April 30, 2011
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$65,865	$62,041
Short-term investments	88,572	126,839
Accounts receivable, net of allowance for doubtful accounts of $984 at January 28, 2012 and $639 at April 30, 2011	24,213	44,376
Unbilled receivables and retentions	24,507	21,966
Inventories, net	48,447	38,137
Deferred income taxes	2,810	2,300
Prepaid expenses and other current assets	2,793	2,372
Total current assets	257,207	298,031
Long-term investments	36,497	6,275
Property and equipment, net	20,936	17,498
Deferred income taxes	9,704	9,762
Other assets	201	181
Total assets	$324,545	$331,747
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,375	$31,134
Wages and related accruals	13,726	15,458
Income taxes payable	1,927	7,404
Other current liabilities	9,114	7,384
Liability for uncertain tax positions	724	724
Total current liabilities	38,866	62,104
Wages and other accruals	1,124	762
Deferred rent	1,081	1,275
Liability for uncertain tax positions	3,656	4,138
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000
None issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,146,714 at January 28, 2012 and 21,949,884 at April 30, 2011	2	2
Additional paid-in capital	123,371	119,765
Accumulated other comprehensive loss	(697)	(784)
Retained earnings	157,142	144,485
Total stockholders’ equity	279,818	263,468
Total liabilities and stockholders’ equity	$324,545	$331,747

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Revenue:
Product sales	$36,645	$45,996	$113,802	$90,710
Contract services	35,319	38,438	100,531	95,733
	71,964	84,434	214,333	186,443
Cost of sales:
Product sales	23,587	25,869	69,958	55,201
Contract services	20,944	24,436	64,597	63,302
	44,531	50,305	134,555	118,503
Gross margin	27,433	34,129	79,778	67,940
Selling, general and administrative	12,866	10,578	38,806	34,634
Research and development	7,238	7,872	23,640	24,533
Income from operations	7,329	15,679	17,332	8,773
Other income:
Interest income	129	49	313	215
Income before income taxes	7,458	15,728	17,645	8,988
Provision for income taxes	1,714	4,274	4,988	715
Net income	$5,744	$11,454	$12,657	$8,273
Earnings per share data:
Basic	$0.26	$0.53	$0.58	$0.38
Diluted	$0.26	$0.52	$0.57	$0.38
Weighted average shares outstanding:
Basic	21,797,802	21,594,032	21,761,927	21,568,541
Diluted	22,317,015	22,096,989	22,269,675	22,046,479

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 28, 2012	January 29, 2011
Operating activities
Net income	$12,657	$8,273
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,418	8,105
Provision for doubtful accounts	354	59
Deferred income taxes	(510)	125
Stock-based compensation	2,319	1,672
Tax benefit from exercise of stock options	664	493
Excess tax benefit from stock-based compensation	(115)	—
Gain on sale of property and equipment	(13)	(54)
Changes in operating assets and liabilities:
Accounts receivable	19,809	(5,866)
Unbilled receivables and retentions	(2,541)	(859)
Inventories	(10,310)	(7,952)
Other assets	(441)	(1,198)
Accounts payable	(17,759)	2,962
Other liabilities	(5,678)	(2,739)
Net cash provided by operating activities	4,854	3,021
Investing activities
Acquisitions of property and equipment	(9,856)	(6,207)
Proceeds from the sale of property and equipment	13	108
Net sales of held-to-maturity investments	7,965	12,986
Net sales of available-for-sale investments	225	200
Net cash (used in) provided by investing activities	(1,653)	7,087
Financing activities
Excess tax benefit from stock-based compensation	115	—
Exercise of stock options	508	326
Net cash provided by financing activities	623	326
Net increase in cash and cash equivalents	3,824	10,434
Cash and cash equivalents at beginning of period	62,041	28,665
Cash and cash equivalents at end of period	$65,865	$39,099

Supplemental disclosure:
Unrealized gain (loss) on long-term investments recorded in other comprehensive income, net of deferred taxes of $59 and $43, respectively	$87	$(65)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, operation and support of unmanned aircraft systems and efficient energy systems for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 28, 2012 are not necessarily indicative of the results for the full year ending April 30, 2012. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2011, included in AeroVironment, Inc.’s Annual Report on Form 10-K.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended		Nine Months Ended
	January 28, 2012	January 29, 2011	January 28, 2012	January 29, 2011
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,797,802	21,594,032	21,761,927	21,568,541
Dilutive effect of employee stock options and unvested restricted stock	519,213	502,957	507,748	477,938
Denominator for diluted earnings per share	22,317,015	22,096,989	22,269,675	22,046,479

During the three and nine months ended January 28, 2012 and January 29, 2011, certain shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion was approximately 22,000 and 29,000 for the three and nine months ended January 28, 2012, respectively.  The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion was approximately 24,000 and 49,000 for the three and nine months ended January 29, 2011, respectively.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	January 28, 2012	April 30, 2011
Short-term investments:
Held-to-maturity securities:
U.S. government and municipal securities	$88,572	$126,839
Total short-term investments	$88,572	$126,839
Long-term investments:
Held-to-maturity securities:
U.S. government and municipal securities	$30,301	$—
Available-for-sale securities:
Auction rate securities	6,196	6,275
Total long-term investments	$36,497	$6,275

Held-To-Maturity Securities

At January 28, 2012, the balance of held-to-maturity securities consisted of state and local government municipal securities and U.S. Treasury bills.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 28, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$69,996	$37	$(4)	$70,029
U.S. Treasury bills	48,877	8	(1)	48,884
Total held-to-maturity investments	$118,873	$45	$(5)	$118,913

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
U.S. Treasury bills	$126,839	$38	$(3)	$126,874
Total held-to-maturity investments	$126,839	$38	$(3)	$126,874

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at January 28, 2012, were as follows (in thousands):

	Cost	Fair Value
Due within one year	$88,572	$88,581
Due after one year through five years	30,301	30,332
Total	$118,873	$118,913

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Available-For-Sale Securities

As of January 28, 2012, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 8 to 23 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 28, 2012, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 28, 2012. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity, and as of January 28, 2012 it did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of January 28, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,350	$—	$(1,154)	$6,196
Total available-for-sale investments	$7,350	$—	$(1,154)	$6,196

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2011, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,575	$—	$(1,300)	$6,275
Total available-for-sale investments	$7,575	$—	$(1,300)	$6,275

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at January 28, 2012, were as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,825	$1,682
Due after 10 years	5,525	4,514
Total	$7,350	$6,196

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

3. Inventories, net

Inventories consist of the following (in thousands):

	January 28, 2012	April 30, 2011
Raw materials	$11,893	$13,737
Work in process	14,551	7,994
Finished goods	24,606	17,647
Inventories, gross	51,050	39,378
Reserve for inventory obsolescence	(2,603)	(1,241)
Inventories, net	$48,447	$38,137

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 28, 2012, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,196	$6,196
Total	$—	$—	$6,196	$6,196

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of January 28, 2012.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2011	$6,275
Transfers to Level 3	—
Total gains (losses) (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	146
Settlements	(225)
Balance at January 28, 2012	$6,196
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 28, 2012	$—

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

5. Other Comprehensive Income

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Net income	$5,744	$11,454	$12,657	$8,273
Other comprehensive income (loss), net of tax:
Unrealized gain (loss) on long-term investments	44	(50)	87	(65)
Comprehensive income	$5,788	$11,404	$12,744	$8,208

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 28, 2012 and January 29, 2011 (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Beginning balance	$1,344	$834	$1,127	$804
Warranty expense	785	425	2,037	966
Warranty costs incurred	(482)	(222)	(1,517)	(733)
Ending balance	$1,647	$1,037	$1,647	$1,037

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $5.9 million and $15.1 million for the three and nine months ended January 28, 2012, respectively. Revenue from customer-funded R&D was approximately $8.7 million and $30.3 million for the three and nine months ended January 29, 2011, respectively.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

8. Income Taxes

For the three and nine months ended January 28, 2012, the Company recorded a provision for income taxes of $1.7 million and $5.0 million, respectively, yielding an effective tax rate of 23.0% and 28.3%, respectively.  The variance from statutory rates for the three and nine months ended January 28, 2012 was primarily due to research and development tax credits.  For the three and nine months ended January 29, 2011, the Company recorded a provision for income taxes of $4.3 million and $0.7 million, respectively, yielding an effective tax rate of 27.2% and 8.0%, respectively. The variance from statutory rates for the three and nine months ended January 29, 2011 was primarily due to research and development tax credits.

9. Segment Data

The Company’s product segments are as follows:

•                                          Unmanned Aircraft Systems (“UAS”) — The UAS segment focuses primarily on the design, development, production, operation and support of innovative UAS that provide situational awareness and other mission effects to increase the security and operational effectiveness of the Company’s customers.

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

The segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2012	2011	2012	2011
Revenue:
UAS	$57,247	$71,733	$176,383	$158,796
EES	14,717	12,701	37,950	27,647
Total	71,964	84,434	214,333	186,443
Gross margin:
UAS	23,151	29,003	70,580	56,807
EES	4,282	5,126	9,198	11,133
Total	27,433	34,129	79,778	67,940
Selling, general and administrative	12,866	10,578	38,806	34,634
Research and development	7,238	7,872	23,640	24,533
Income from operations	7,329	15,679	17,332	8,773
Interest income	129	49	313	215
Income before income taxes	$7,458	$15,728	$17,645	$8,988

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 28, 2012 Compared to Three Months Ended January 29, 2011

	Three Months Ended
	January 28,	January 29,
	2012	2011
Revenue:
UAS	$57,247	$71,733
EES	14,717	12,701
Total	71,964	84,434
Gross margin:
UAS	23,151	29,003
EES	4,282	5,126
Total	27,433	34,129
Selling, general and administrative	12,866	10,578
Research and development	7,238	7,872
Income from operations	7,329	15,679
Interest income	129	49
Income before income taxes	$7,458	$15,728

Revenue. Revenue for the three months ended January 28, 2012 was $72.0 million, as compared to $84.4 million for the three months ended January 29, 2011, representing a decrease of $12.4 million, or 15%.  UAS revenue decreased by $14.5 million, or 20%, to $57.2 million for the three months ended January 28, 2012, primarily due to decreases in UAS product deliveries of $10.8 million, customer-funded R&D work of $2.3 million, and service revenue of $1.4 million. The decrease in UAS product deliveries and service revenue was primarily due to decreased deliveries of small unmanned aircraft systems and related support services.  The decrease in customer-funded R&D work was primarily due to the pending completion of the Global Observer contract.  EES revenue increased by $2.0 million, or 16%, to $14.7 million for the three months ended January 28, 2012.  The increase in EES revenue was primarily due to increased deliveries of electric vehicle charging docks and industrial fast charging systems.

Cost of Sales. Cost of sales for the three months ended January 28, 2012 was $44.5 million, as compared to $50.3 million for the three months ended January 29, 2011, representing a decrease of $5.8 million, or 11%. As a percentage of revenue, cost of sales increased from 60% to 62%. UAS cost of sales decreased $8.6 million, or 20%, to $34.1 million for the three months ended January 28, 2012, primarily due to lower sales volume.  As a percentage of revenue, cost of sales for UAS remained at 60%.  EES cost of sales increased $2.9 million, or 38%, to $10.4 million for the three months ended January 28, 2012.  As a percentage of revenue, cost of sales for EES increased from 60% to 71%, primarily due to an increase in sales of new products in low-rate production and with an associated higher cost of sales, and higher manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the three months ended January 28, 2012 was $27.4 million, as compared to $34.1 million for the three months ended January 29, 2011, representing a decrease of $6.7 million, or 20%. UAS gross margin decreased $5.9 million, or 20%, to $23.2 million for the three months ended January 28, 2012 primarily due to lower sales volume. As a percentage of revenue, gross margin for UAS remained at 40%.  EES gross margin decreased $0.8 million, or 16%, to $4.3 million for the three months ended January 28, 2012.  As a percentage of revenue, EES gross margin decreased from 40% to 29%, primarily due to an increase in sales of new products in low-rate production and with an associated higher cost of sales, and higher manufacturing and engineering support overhead costs.

Selling, General and Administrative.  SG&A expense for the three months ended January 28, 2012 was $12.9 million, or 18% of revenue, compared to SG&A expense of $10.6 million, or 13% of revenue, for the three months ended January 29, 2011.  The increase was primarily due to higher bid and proposal activity and administrative infrastructure costs.

Research and Development. R&D expense for the three months ended January 28, 2012 was $7.2 million, or 10% of revenue, compared to R&D expense of $7.9 million, or 9% of revenue, for the three months ended January 29, 2011.

Interest Income. Interest income for the three months ended January 28, 2012 and January 29, 2011 remained at $0.1 million.

Income Tax Expense. Our effective income tax rate was 23.0% for the three months ended January 28, 2012, as compared to 27.2% for the three months ended January 29, 2011. The decrease was primarily due to lower taxable income.

Nine Months Ended January 28, 2012 Compared to Nine Months Ended January 29, 2011

	Nine Months Ended
	January 28,	January 29,
	2012	2011
Revenue:
UAS	$176,383	$158,796
EES	37,950	27,647
Total	214,333	186,443
Gross margin:
UAS	70,580	56,807
EES	9,198	11,133
Total	79,778	67,940
Selling, general and administrative	38,806	34,634
Research and development	23,640	24,533
Income from operations	17,332	8,773
Interest income	313	215
Income before income taxes	$17,645	$8,988

Revenue. Revenue for the nine months ended January 28, 2012 was $214.3 million, as compared to $186.4 million for the nine months ended January 29, 2011, representing an increase of $27.9 million, or 15%.  UAS revenue increased $17.6 million, or 11%, to $176.4 million for the nine months ended January 28, 2012, primarily due to increased UAS product deliveries of $14.2 million and service revenue of $17.7 million, partially offset by lower customer-funded R&D work of $14.3 million.  The increase in UAS product deliveries and service revenue was primarily due to increased deliveries of Puma AE systems and support services relating to our small unmanned aircraft systems.  The decrease in UAS customer-funded R&D revenue was primarily due to the pending completion of the Global Observer contract.  EES revenue increased by $10.3 million, or 37%, to $38.0 million for the nine months ended January 28, 2012.  The increase in EES revenue was primarily due to increased deliveries of electric vehicle charging docks and electric vehicle test systems.

Cost of Sales. Cost of sales for the nine months ended January 28, 2012 was $134.6 million, as compared to $118.5 million for the nine months ended January 29, 2011, representing an increase of $16.1 million, or 14%.  As a percentage of revenue, cost of sales decreased from 64% to 63%.  UAS cost of sales increased $3.8 million, or 4%, to $105.8 million for the nine months ended January 28, 2012, primarily due to higher sales volume.  As a percentage of revenue, cost of sales for UAS decreased from 64% to 60%, primarily due to a higher amount of fixed-price contract revenue compared to cost-reimbursable contract revenue.  EES cost of sales increased $12.2 million, or 74%, to $28.8 million for the nine months ended January 28, 2012, primarily due to increased sales volume.  As a percentage of revenue, cost of sales for EES increased from 60% to 76%, primarily due to an increase in sales of new products in low-rate production and with an associated higher cost of sales, and higher manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the nine months ended January 28, 2012 was $79.8 million, as compared to $67.9 million for the nine months ended January 29, 2011, representing an increase of $11.8 million, or 17%.  UAS gross margin increased $13.8 million, or 24%, to $70.6 million for the nine months ended January 28, 2012.  As a percentage of revenue, gross margin for UAS increased from 36% to 40%, primarily due to a higher amount of fixed-price contract revenue compared to cost-reimbursable contract revenue.  EES gross margin decreased $1.9 million, or 17%, to $9.2 million for the nine months ended January 28, 2012.  As a percentage of revenue, EES gross margin decreased from 40% to 24%, due to higher program costs on development contracts, an increase in sales of new products in low-rate production and with an associated higher cost of sales, and higher manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the nine months ended January 28, 2012 was $38.8 million, or 18% of revenue, compared to SG&A expense of $34.6 million, or 19% of revenue, for the nine months ended January 29, 2011.  SG&A expense increased $4.2 million primarily due to higher marketing, business development, and administrative infrastructure costs.

Research and Development. R&D expense for the nine months ended January 28, 2012 was $23.6 million, or 11% of revenue, compared to R&D expense of $24.5 million, or 13% of revenue, for the nine months ended January 29, 2011.

Interest Income. Interest income for the nine months ended January 28, 2012 was $0.3 million, compared to interest income of $0.2 million for the nine months ended January 29, 2011.

Income Tax Expense. Our effective income tax rate was 28.3% for the nine months ended January 28, 2012, as compared to 8.0% for the nine months ended January 29, 2011.  The increase was primarily due to lower R&D tax credits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 28, 2012 and April 30, 2011, our funded backlog was approximately $85.5 million and $82.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $121.5 million and $230.8 million as of January 28, 2012 and April 30, 2011, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 28, 2012 and January 29, 2011 (in thousands):

	Nine Months Ended
	January 28, 2012	January 29, 2011
	(Unaudited)
Net cash provided by operating activities	$4,854	$3,021
Net cash (used in) provided by investing activities	$(1,653)	$7,087
Net cash provided by financing activities	$623	$326

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 28, 2012 increased by $1.9 million to $4.9 million, compared to net cash provided by operating activities of $3.0 million for the nine months ended January 29, 2011. This increase in net cash provided by operating activities was primarily due to higher net income of $4.4 million, partially offset by lower depreciation of $1.7 million and higher working capital needs of $1.3 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $8.8 million to $1.7 million for the nine months ended January 28, 2012, compared to net cash provided by investing activities of $7.1 million for the nine months ended January 29, 2011. The increase in net cash used in investing activities was primarily due to lower net sales of investments of $5.0 million and higher acquisitions of property and equipment of $3.6 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $0.3 million to $0.6 million for the nine months ended January 28, 2012, compared to $0.3 million for the nine months ended January 29, 2011.  During the nine months ended January 28, 2012, we received net proceeds from stock option exercises of $0.5 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 28, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not Applicable.

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

Date: March 6, 2012		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)