Form 10-K
period 2012-04-30
AeroVironment Inc
filed 2012-06-27
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2012
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 29, 2011 was approximately $618.7 million.

         As of June 15, 2012, the issuer had 22,253,533 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2012, are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business.

  Overview

        We design, develop, produce, support and operate a technologically-advanced portfolio of products and services. We supply unmanned aircraft systems, or UAS, and related services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles, or EVs, and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. Our core technological capabilities, developed through more than 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation and storage systems, high-density energy packaging, miniaturization, digital data links, aircraft payloads, controls integration and systems engineering optimization.

        Our UAS business segment focuses primarily on the design, development, production, support and operation of innovative UAS that provide situational awareness, multi-band communications and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

  Our Strategy

        As a technology solutions provider, our strategy is to develop innovative new solutions that enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of competing in existing markets against large, incumbent competitors that may possess advantages in scope, scale and relationships.

        We intend to grow our business by maintaining market leadership in UAS, electric vehicle charging systems and power cycling and test systems, and by creating new solutions that enable us to enter and lead new markets. Key components of this strategy include the following:

                Expand the sale of our existing solutions to current and new customers.    Our small UAS, electric vehicle charging systems and power cycling and test systems are leading solutions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations and non-military customers. We believe that the continued adoption of our small UAS by the U.S. military will continue to spur demand by allied countries, and that our efforts to pursue new applications will help to create opportunities beyond the military market we currently serve. We similarly intend to increase the penetration of our electric vehicle charging systems and services, and our power cycling and test systems, into existing and new customer segments globally.

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

                Preserve our agility and flexibility.    We are able to respond rapidly to evolving markets, solve complicated customer problems, and deliver new products, services and capabilities quickly, efficiently and affordably. We believe this ability helps us to strengthen our relationships with customers and partners. We intend to maintain our agility and flexibility, which we believe to be important sources of differentiation when we compete against organizations with more extensive resources.

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

        During our fiscal year ended April 30, 2012, approximately 42% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 41% of our sales revenue, while purchases by foreign, commercial customers and consumers accounted for the remaining 17% of sales revenue during our fiscal year ended April 30, 2012.

  Technology, Research and Development

    Technological Competence and Intellectual Property

        The innovations developed by our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world's highest flying airplane in level flight, Helios™, a solar-powered unmanned aircraft system that reached over 96,000 feet in 2001; and, more recently, Global Observer, the world's first liquid hydrogen-fuelled unmanned aircraft system and the Nano Hummingbird™, the world's first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight . The Smithsonian Institution has selected seven vehicles developed by us or our founder for its permanent collection. Our history of innovation excellence is the result of our creative and skilled employees whom we encourage to invent and develop new technologies.

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

        A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets is an important element of this process. Throughout the process we revalidate our customer requirement assumptions to help ensure that the products and services we ultimately deliver are of high value.

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2012, we had 76 U.S. patents issued; 83 U.S. patent applications pending; 46 active Patent Cooperation Treaty applications; and numerous foreign patents and applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

        The U.S. government has licenses to some of our intellectual property that is specifically developed in performance of government contracts, and may use or authorize others to use this intellectual property. In some cases we fund the development of certain intellectual property to maximize its value and limit potential competitors from utilizing it. While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to any particular piece of our intellectual property would have a material adverse effect on our overall business.

    Research, Development and Commercialization Projects

        A core component of our business strategy is the development and commercialization of innovative solutions that we believe can become new products or services and enable us to enter large new markets or accelerate the growth of our current products and services. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, these projects will be successfully commercialized, or the exact level of capital expenditures they could require, which could be substantial. In our fiscal year 2012, we began to transition our Switchblade loitering munition from the development stage to the initial adoption stage as we received the first small orders for operational systems.

        For the fiscal years ended April 30, 2012, 2011 and 2010, our internal research and development spending amounted to 10%, 12% and 10%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 9%, 12% and 32%, respectively, of our revenue.

  Sales and Marketing

        Our marketing strategy is to increase awareness of our brand among key target market segments and to be associated with innovation, flexibility, agility and the ability to deliver reliable new technology solutions that improve customer operational effectiveness and efficiency within these segments. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have registered the trademarks for AeroVironment, EV Solutions, PosiCharge, Global Observer, Raven, Wasp AE, and have submitted several other applications for trademark registration, including those for the AeroVironment logo, Qube, Shrike and Switchblade.

    International Sales

        We are increasing our sales efforts abroad and have contracted with international sales representatives for our business segments in a number of foreign markets. Our international sales accounted for approximately 5%, 7% and 7%, of our revenue for the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

  Competition

        We believe that the principal competitive factors in the markets for our products and services include product performance, safety, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, rapid integration with existing equipment and processes, quality, reliability, customer support, brand and reputation.

  Manufacturing and Operations

        We pursue a lean and efficient production strategy across our business segments, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products while optimizing our designs for manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We rapidly incorporate this input into product designs to ensure maximum efficiency and quality in our products. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full-rate production deliveries with high reliability, quality and yields.

        We outsource certain production activities, such as the fabrication of structures, the manufacture of electronic printed circuit board subassemblies, payload components and the medium to high volume production of our EV charging products, to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on final assembly system integration and test processes for our products, ensuring high levels of quality and reliability. We believe that our efficient supply chain is a significant strength of our production strategy. We have forged strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers' expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See "Risk Factors—If critical components of our products that we currently purchase from a small number of suppliers or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business" for more information. All of our production system operations incorporate internal and external quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

  Contract Engineering Services

        We actively pursue internally and externally funded projects that help us to strengthen our technological capabilities. Our UAS business segment submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our EES business segment represent a strategic source of innovation for us, and a portion of our business involves providing advanced battery module and pack testing services to automotive and battery manufacturers in support of their electric and hybrid electric vehicle development programs. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

  Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2012	2011	2010
Fixed-price contracts	76%	69%	59%
Cost-reimbursable contracts	23%	30%	40%
Time-and-materials contracts	1%	1%	1%

  Employees

        As of April 30, 2012, we had 817 full-time employees, of whom 271 were in research and development and engineering, 117 were in sales and marketing, 284 were in operations and 145 were general and administrative personnel. We believe that we have a good relationship with our employees.

  Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2012 and 2011, our funded backlog was approximately $93.2 million and $82.9 million, respectively. We expect that approximately 97% of our funded backlog will be filled during our fiscal year ending April 30, 2013.

        In addition to our funded backlog, we had unfunded backlog of $96.1 million and $230.8 million as of April 30, 2012 and 2011, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

        Our principal executive offices are located at 181 W. Huntington Dr., Suite 202, Monrovia, California 91016. Our telephone number is (626) 357-9983. Our website home page on the Internet is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders' meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission, or SEC. You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our web site at http://investor.avinc.com. These reports may also be obtained at the SEC's public reference room at 100 F. Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains reports, proxy statements and other information regarding the Company.

  Unmanned Aircraft Systems

        Our UAS business segment addresses the increasing economic and security value of network-centric ISR and communications with innovative UAS solutions.

    Industry Background

      Small UAS

        The market for small UAS has grown significantly over the last decade, initially due to the U.S. military's post-Cold War transformation, and now more directly from the demands associated with the current global threat environment. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Sky Warrior, Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE and Puma, serve as integral components of this transforming military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Small UAS can provide real-time observation and communication capabilities to the small units who control them. As we explore opportunities to develop new markets for our small UAS, such as border surveillance, law enforcement, first response and infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications once rules are established for their safe and effective operation in each country's national airspace system.

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

      Loitering Airborne Munitions Systems

        The development of weapons capable of rapid deployment and of striking their targets with high precision while minimizing the risk to surrounding civilians, property and the operator accelerated in recent years due to advances in enabling technologies. Weapons such as laser-guided missiles, "smart" bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a target, their ability to deploy and use a precision weapon system quickly and easily can mean the difference between mission success and failure. Embedding a lethal payload into a remotely piloted, man-portable delivery system could provide warfighters with a valuable alternative to existing airborne and land-based munitions systems.

    Our UAS Solutions

      Small UAS Products

        Our small UAS, including Raven, Wasp AE, Puma and Shrike, are designed to provide valuable ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual warfighter, thereby increasing flexibility in mission planning and execution. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and also provide for manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, graphical user interface. All of our small UAS currently in production operate from our common ground control system.

        All of our small UAS are designed to be man-portable, assembled without tools in less than five minutes and launched and operated by one person, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by replaceable modular battery packs that can be swapped out quickly, enabling rapid return to flight. All of our small UAS, other than Switchblade, which we consider a loitering munition, are designed to be reusable and can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

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

        Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand-held ground control system and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Puma	9.2	13.0	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	9.0	120
Raven	4.5	4.2	Vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6.0	90
Wasp AE	3.3	2.8	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3.0	50
Shrike	3.0	5.5	Vertical takeoff and landing	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	5.0	40

(1)
Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. DDL relay can extend range significantly.

        The ground control system is the primary interface between the operator and the aircraft, and allows the operator to control the direction, speed and altitude of the aircraft as well as view the visual information generated by the aircraft through real-time, streaming video. Our ground control system interfaces with each of our air vehicles, except Qube, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers' hands.

        The Qube is a new unmanned aircraft system tailored to the needs of public safety professionals such as law enforcement, search and rescue and fire department personnel. Based on the Shrike platform, the Qube incorporates a simplified touch screen interface to control the system and view the information produced by the air vehicle's onboard sensors. Portable and easy to assemble, operate and stow, the Qube is designed to provide rapid airborne information within one kilometer of its launch point in situations where time is short and risk is high.

        During fiscal 2012 we began production of new miniature gimbaled sensor payloads with mechanical pan, tilt and zoom capabilities that integrate both electro-optical and infrared sensors into a single payload for our Raven system. Part of a new line of miniature gimbaled products, these payloads provide small UAS operators with enhanced observation and target tracking functionality. Our DDL is now integrated into Puma, Raven and Wasp AE, Shrike and Qube systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can be operated in a given area. Additionally, our DDL enables each air vehicle to operate as an Internet-Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability will enable beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

      UAS Logistics Services

        In support of our small UAS we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for the company and provide us with continuous feedback to understand the utility of our systems, anticipate our customers' needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services through our services operation. We designed our services operation to minimize supply chain delays and support our customers with spare parts, replacement aircraft and support whenever and wherever they need them. One of our facilities also serves as the primary depot for repairs and spare parts.

        We provide complete training services to support all of our small UAS. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers' wide variety of training needs on both production and development-stage systems.

      UAS Mission Services

        Customers who require the information generated by our small UAS but who may not wish to purchase and operate the equipment themselves can contract with us for turnkey mission services. We deploy qualified operators to locations around the world to provide small UAS-generated reconnaissance video and other information to support numerous types of missions.

      UAS Contract Engineering Services

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

        We supply our UAS products and services to multiple customers in the United States and beyond. We had delivered approximately 73% of the U.S. Army's acquisition objective for new Raven small UAS, which totals 2,358 systems, as of April 30, 2012. During fiscal 2012, strong demand for our digital Puma system complemented continued demand for digital Raven systems and UAS services, increasing the breadth of our UAS portfolio. For the fiscal years ended April 30, 2012, 2011 and 2010, our UAS segment products and services accounted for 84%, 85% and 90%, respectively, of our revenue.

      UAS Technology, Research and Development

        Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key UAS technological capabilities:

  •
  lightweight, low speed aerostructures and aerodynamic design;

  •
  miniaturized avionics and micro/nano unmanned aircraft systems;

  •
  image stabilization and target tracking;

  •
  unmanned autonomous control systems;

  •
  payload capability, miniaturization and integration;

  •
  electric and hydrogen propulsion systems and high-pressure-ratio turbochargers;

  •
  stratospheric flight operations;

  •
  fluid dynamics;

  •
  miniature, low power wireless digital communications; and

  •
  system integration and optimization.

Two of our UAS development initiatives are described below:

            Global Observer.    Global Observer is our high-altitude, long-endurance unmanned aircraft system under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. Each Global Observer aircraft is designed to operate at up to 65,000 feet for up to a week before landing. A complete system would include at least two aircraft, one flying over a designated area and the other in preparation or in transit to or from the designated area, which would alternate positions approximately every week to maintain an uninterrupted presence. Global Observer is the continuation of years of research with both our own and U.S. government development funding. The system has been developed and tested under a three-and-one-half-year joint capabilities technology demonstration program, or JCTD, sponsored by several agencies of the U.S. government. We expect the efficiency and endurance of this unmanned aircraft system, three to four times the longest flight time of existing payload-capable fixed-wing aerial options, to provide for dramatically lower operating and total life cycle costs for missions where long distance persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a 12-mile-high, redeployable satellite, providing a potential footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

            The first Global Observer aircraft developed in the JCTD successfully completed extensive ground testing and then eight test flights at Edwards Air Force Base in California between August 2010 and March 2011, the last three flights using its liquid hydrogen-fuelled propulsion system. More than 18 hours into its ninth flight, after reaching 30,000 feet altitude, the aircraft experienced a mishap that resulted in it impacting the ground on an uninhabited portion of the base and being damaged beyond repair. Our internal analysis determined the cause of the mishap and we subsequently developed and successfully tested a solution designed to prevent this from happening in the future.

            Development of New Small UAS Solutions and Enhancements to Existing Solutions.    Based on feedback from our customers and our own assessment of market needs, we continuously pursue the development of new small UAS and enhancements to our existing small UAS. Both we and our customers fund this development work. An example of a customer-funded new small UAS is the Shrike, an unmanned aircraft designed to fly to difficult-to-access locations, land on and secure itself in a "perch" position, conduct sustained surveillance missions and then re-launch from its perch and return to its home base.

          UAS Sales and Marketing

        We organize our U.S. UAS business development team members by customer and product and have team members located where they are in close proximity to the customers they support. Our program managers are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to enhance our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

          UAS Manufacturing and Operations

        We have successfully developed the manufacturing infrastructure to produce small UAS products at high rates, support initial low rate production for new small UAS development programs and loitering munition systems and execute initial low-rate production of our stratospheric persistent UAS, Global Observer. Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and lever our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems, and process control methodologies for a high volume, efficient production system. Presently, our small UAS manufacturing is performed at our 85,000 square foot manufacturing facility established in 2005. This ISO 9001:2000 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2000 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments. Our 105,000 square foot facility housing the Global Observer program is equipped with specialized testing and production capabilities to enable low rate production of this unique system.

          UAS Competition

        The market for military small UAS is evolving rapidly and subject to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that will continue to compete directly with our products. Some of these contractors have significantly more financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator and its derivatives, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future.

        The market for high altitude long endurance UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. Existing contractors that claim to provide long endurance UAS include Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Qinetiq Group PLC, Aurora Flight Sciences Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation.

        The market for UAS mission services includes some of the companies competing in the small UAS market as well as companies focused on delivering services as opposed to developing and producing their own UAS. UAS manufacturers such as The Boeing Company's Insitu Business and Textron Inc.'s AAI Corporation currently deliver UAS mission services to military customers. Other companies such as ISR Group Inc., Dyncorp International LLC and VT Group plc focus on providing services including those employing UAS.

        The market for non-military small UAS is in an early stage of development. The primary factors hindering the development of this market in the U.S. include Federal Aviation Administration, or FAA, regulations that severely restrict the use of small UAS in the national airspace system and Federal Communications Commission regulations regarding the availability of electromagnetic frequency spectrum for the operation of these systems. Initial likely non-military users of small UAS include public safety organizations such as law enforcement agencies, search and rescue teams and fire departments. In addition to companies competing in the military small UAS market, the non-military market could attract numerous additional competitors given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors could include start-up companies and individuals providing extremely low cost solutions.

        We believe that the principal competitive factors in the markets for our UAS products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment and processes, quality, reliability, customer support, brand and reputation.

          UAS Regulation

        Due to the fact that we contract with the DoD and other agencies of the U.S. government, we are subject to extensive federal regulations, including the Federal Acquisition Regulations, Defense Federal Acquisitions Regulations, Truth in Negotiations Act, Foreign Corrupt Practices Act, False Claims Act and the regulations promulgated under the DoD Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances. The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Like most government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency, or DCMA, and the Defense Contract Audit Agency, or DCAA.

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

        For example, we are subject to further U.S. government regulation, including by the FAA, which regulates airspace for all air vehicles, by the National Telecommunications and Information Administration and Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the U.S., and under the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. The U.S. Congress recently mandated that the FAA develop rules that provide for the integration of small UAS into the national airspace system by September 30, 2015. The FAA is in the process of drafting updated regulations specifically for small UAS operations. We have engaged in discussions with the FAA to help ensure that these new regulations allow for the maximum safe utilization of our small UAS.

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

        The contracts for our full-rate production UAS are funded either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven system deliveries was provided through operational needs statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding will be allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Funding for these programs is subject to annual approval.

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

          Industry Background

            Electric Vehicle Charging Systems

        Electric and advanced hybrid electric vehicles require on-board battery packs to provide the electricity that powers their operation. These battery packs range in size, weight and energy storage capacity. As drivers operate electric vehicles, their battery packs discharge electricity similar to the way an internal combustion vehicle's gasoline tank supplies fuel to the engine as it is driven. Upon discharging the battery pack, the driver of an electric vehicle must either replace it with a fully charged pack, if it is removable, or recharge the pack while it remains in the vehicle. Because of the differences in battery size and composition, as well as the manner in which each vehicle is operated, a variety of charging systems exist to support these vehicles. These charging systems range from relatively slow charging devices that require many hours to completely recharge a battery pack to extremely fast chargers that can do so in a very short amount of time.

              Passenger and Fleet Electric Vehicle Charging Systems

        Numerous factors contribute to a growing interest among consumers, governments and automakers in vehicles that do not rely on fossil fuels. These factors include:

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

        In response to these factors numerous automotive manufacturers around the world are developing and introducing modern EVs for everyday consumer and fleet transportation. Vehicles in this class incorporate battery electric drive systems either in a dedicated format in which an onboard battery pack supplies electricity to one or more electric motors, or in an advanced hybrid design, in which an onboard battery pack provides electricity to an electric motor, and a small onboard internal combustion engine recharges the battery as needed. An EV requires that its battery pack be recharged from an external power source or be replaced with a fully charged battery pack. An advanced hybrid EV does not require recharging from an external power source because an onboard gasoline powered internal combustion engine recharges the battery pack, but using an external power source can minimize gasoline consumption and vehicle carbon emissions.

        Most EVs will likely be recharged using external systems installed at home, work and at public places such as shopping centers, supermarkets and locations similar to gasoline stations. With the first new consumer electric vehicle models now deployed and additional models scheduled to follow there exists a need for the implementation of charging infrastructure to enable their safe, reliable and practical recharging.

        The rate at which a passenger electric vehicle battery pack can be recharged depends on its size, the capacity of the vehicle's onboard controller to invert electricity to the proper format for storage in a battery pack, its ability to receive high current charging and the amount of power available. Electric vehicle charging systems may be segmented into three general categories.

Level	Infrastructure Requirement	Recharge Time
Level 1	Power cord with safety features that plugs into a dedicated 120-volt AC outlet	Capable of slow recharge that could require up to 24 hours or more for certain battery packs
Level 2, known as Electric Vehicle Supply Equipment	Requires professional installation of a dedicated 240-volt AC circuit	Capable of fully recharging most battery packs in six to eight hours
Level 3, DC or fast charge	Typically requires installation onto a three-phase, 480-volt AC circuit	Capable of fully recharging battery packs designed to accept such a charge in minutes

        We believe that broad adoption of passenger electric vehicles will require a mix of these types of charging systems, distributed so as to make them accessible to drivers when and where they need them. The adoption of passenger electric vehicles also necessitates supporting services, such as: experienced electrical assessment and installation capability, the integration of EVs and charging systems into smart grids and the ability to monitor and manage the use of electricity and provide for various payment methods and plans such as subscription and credit card point-of-sale.

            Industrial Electric Vehicle Charging Systems

        While the broad availability of passenger electric vehicles is fairly recent, industrial electric vehicles have been in use extensively for decades. In industrial environments such as factories, distribution centers and airports, fast charge technology, which charges a battery with a high electrical current while the battery remains in the vehicle, eliminates the need for frequent battery changing and a dedicated battery room. This approach increases productivity, reduces operating costs and improves facility safety. The earliest adopters of fast charge technology include the automotive and air transportation industries. Large food and retail industry customers now also utilize fast charge technology.

        Industrial electric vehicles rely on large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi-shift fleet operations traditional slow charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave their work areas when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver, or in some cases a dedicated battery attendant, must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and adversely affect the battery's life.

              Power Cycling and Test Systems

        Developers and manufacturers of electric and hybrid electric vehicles typically conduct a variety of tests on the electric propulsion and energy storage systems that convert electricity to motion. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and include long-term testing to simulate the rigors of real-world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Global interest in electric transportation solutions, including electric and hybrid electric vehicles, has increased and has served as a driver of increased demand for electric vehicle and component test systems. This demand spans commercial, government, military and university research and development labs as well as commercial manufacturing facilities as more funding and attention are focused on clean transportation.

          Our EES Solutions

            EES Products

        Our EES business segment produces electric transportation and industrial productivity solutions for commercial, consumer and government customers, develops new potential electric transportation solutions and performs contract engineering services. These solutions consist of: electric vehicle charging systems, services and related solutions for passenger and fleet vehicles, PosiCharge industrial electric vehicle charging systems for electric material handling vehicles and airport ground support equipment, and power cycling and test systems for developers and manufacturers of EVs as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2012, 2011 and 2010, EES sales accounted for 16%, 15% and 10%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base and the increasing adoption of electric vehicles will support increased penetration into target markets.

              Passenger and Fleet Electric Vehicle Charging Systems

        In response to automakers' plans to introduce EVs and broader trends favoring electric transportation, we have developed solutions to support the adoption and use of EVs from nearly every major automaker and many startups worldwide. Our initial EV charging technology emerged from our development of the GM Impact, the first modern EV. Over two decades we improved the technology, deployed it to industrial markets, and adapted it for the current generation of EVs. We believe that most EV drivers will charge their vehicles overnight at their homes. For those without a charging location at home or who make trips beyond the range of their vehicle's battery pack, public charging infrastructure will be required. Our strategy is to offer a full solution of charging infrastructure, including overnight home chargers, public chargers, public fast chargers, installation services, data collection systems and communications through multiple wired and wireless data communications options. We offer an integrated solution designed to enable the broad adoption and the practical use of electric and hybrid electric vehicles. From home charging to "pay at the pump" fast charging in minutes, our goal is to enable drivers to use electric vehicles as practical alternatives to gasoline-powered automobiles.

        A component of our strategy is to develop relationships across multiple channels that lever our strengths and provide complementary pathways to market. We have announced several such agreements to date with leading auto manufacturers, energy companies, state and municipal governments and an electric component distributor.

        We believe these early successes represent a valuable position from which to expand our charging infrastructure footprint in the United States and globally. We continue to work in the United States and internationally with automakers, utilities and government agencies at multiple levels as well as with private industry to explore business models and to promote our solutions.

        In addition to the thousands of the "Level 2" charging systems we have deployed in North America, we have also begun to deploy our EV fast charging systems, which we view as a powerful tool that can help enable the broader adoption of EVs in two main categories:

          •
          Passenger Electric Vehicles.  A network of fast charging systems would ensure that EV drivers have access to a complete battery recharge in minutes, and that advanced hybrid EV drivers could drive more miles in electric mode, thereby reducing emissions and consuming less gasoline or diesel, which are typically significantly more expensive than electricity.

          •
          Fleet Electric Vehicles.  Fleet EVs could come in multiple vehicle types and duty cycles, from inner-city taxis and buses to medium range delivery vans and utility repair vehicles. A few fast charging systems installed in a maintenance yard or a network of systems in the city could help fleet operators maintain throughput while reducing emissions and fuel expenses.

              Passenger and Fleet Electric Vehicle Charging Services

        We have created and are expanding a network of licensed electrical contracting firms to provide installation and repair services for our growing footprint of passenger and fleet electric vehicle charging systems. We identify, qualify, select, train and monitor the performance of these contractors and equip them with proprietary tools and web-based information systems to facilitate the successful installation and support of our charging systems as this market opportunity grows. We intend to expand this network nationwide to support customers across the United States. Our 24-hour customer service center provides support to answer customer inquiries and promote a high level of customer satisfaction.

        In addition to supplying and installing passenger and fleet EV charging systems that do not incorporate communications capabilities in accordance with automakers' requirements, we also supply and install charging systems that possess the ability to connect wirelessly with a web-accessible, centralized database for two-way communication and asset management. This capability enables us to provide an integrated, networked solution to support subscriber and utility business models. Our charging systems incorporate meters that provide electricity consumption information for analysis and revenue generation and permit remote management to enable time-of-use operation.

        Our products and services can readily be customized to support our partners' marketing programs. This capability is designed to enable automakers, utilities, government agencies and other businesses to deliver a branded solution to their customers that will enhance their customer relationships.

              PosiCharge Industrial Electric Vehicle Charging System

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

        Our PosiCharge systems and support products range from lower-power devices for smaller, less heavily-used vehicles to high-power devices for large, heavy-duty vehicles, and are capable of charging from one to 16 vehicles concurrently, depending on the needs of the operation. Included in our product line are systems for indoor and outdoor use, such as for airport ground support equipment. We also supply various accessories to help our customers integrate PosiCharge systems into their operations.

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

        Our line of DC test systems has the flexibility to perform a variety of electric load tests. With a full power range (+/-5kW to +/-800kW) of bi-directional DC equipment, our power cycling and test systems can handle a wide variety of DC supply or load requirements—from lead acid to the latest lithium-ion batteries to fuel cells with integrated power electronics. In addition, these systems can emulate any drive train component, enabling the testing of individual components or partial drive trains accurately and realistically, allowing hardware-in-the-loop testing. We also offer flexible software control options via the C language Remote Operation System and Windows-based languages such as LabVIEW or CAN.

          EES Technology, Research and Development

        The following list highlights a number of our key EES technological capabilities:

  •
  battery management and testing;

  •
  power electronics and controls;

  •
  efficient electric drive systems and controls;

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

          EES Sales and Marketing

            Passenger and Fleet Electric Vehicle Charging Systems

        As the market for EVs emerges, we are pursuing numerous potential sales channels for our products and services. We continue to seek to partner with auto manufacturers, utilities, government agencies and private enterprises, both domestically and abroad, to position ourselves for the potential demand for charging solutions associated with electric and hybrid electric vehicle adoption. We also have the capability to sell directly to consumers. We have a nationwide network of licensed electrical contractors whom we train and certify to install and service home and public charging systems. To enable this installation and service network we have developed an e-commerce platform to integrate customers' orders, inventory management, dispatching and provisioning, billing and product and service traceability. This platform, along with our nationwide network is designed to support our growth as we pursue numerous electric vehicle charging opportunities.

            Industrial Electric Vehicle Charging Systems

        We primarily sell our PosiCharge industrial electric vehicle charging systems through a dedicated, direct sales force complemented by a network of industrial battery and lift-truck dealers. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. The sales team also coordinates distribution of PosiCharge systems through battery and lift-truck dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge systems, we typically perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

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

          EES Competition

        Competitors in the emerging market for passenger and fleet electric and hybrid electric vehicle charging systems include focused charging system suppliers such as Coulomb Technologies Inc., ECOtality Inc. and ClipperCreek Inc. and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG.

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

        For additional financial information with respect to our UAS and EES segments, please see Note 13 to our consolidated financial statements, which are included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Item 1A.    Risk Factors.

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 83% of our revenue for the fiscal year ended

April 30, 2012. The DoD, our principal U.S. government customer, accounted for approximately 71% of our revenue for the fiscal year ended April 30, 2012. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.

        Following the end of the Cold War, the U.S. military began a transformation of its operational concepts, organizational structure and technologies in an effort to adapt its warfighting capabilities to the new threat environment. The resulting shift in procurement priorities toward achieving these capabilities, together with the operational activity in Afghanistan and Iraq, led to an increase in demand for our small UAS. We cannot predict whether current or future changes in priorities due to defense transformation or a change in the threat environment will afford new opportunities for our small UAS business in terms of existing, additional or replacement programs. Furthermore, we cannot predict whether or to what extent this defense transformation or current overseas operational levels will continue. If defense transformation or overseas operations cease or slow down, then our business, financial condition and results of operations could be impacted.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

        Our UAS, electric vehicle charging systems and other energy technologies are sold in new and rapidly evolving markets. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

        The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator and related products, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS.

        The primary direct competitors to our PosiCharge industrial electric vehicle charging system business are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality Inc., as well as industrial battery manufacturers who distribute fast charging systems from these suppliers. The primary direct competitors to our power cycling and test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our primary competitors in the emerging market for passenger and fleet electric vehicle charging systems include charging system suppliers such as Coulomb Technologies Inc., ECOtality Inc. and ClipperCreek Inc. As the passenger and fleet electric and hybrid electric vehicle charging systems market grows we expect that certain charging products may begin to be viewed as commodities, and we therefore anticipate increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG. Our electric vehicle charging system installation and support services business faces competition from local licensed electricians as well as larger electrical service providers.

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

        For the fiscal year ended April 30, 2012, our UAS and EES businesses accounted for 84% and 16% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for electric vehicle charging is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS, electric vehicle charging and power cycling and test systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

        Even if UAS, electric vehicle charging and power cycling and test systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.

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

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS to non-military customers in the United States.

        In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA, or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy stateed that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS.

        On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. In response to this direction, the FAA and the DOJ established an agreement on May 14, 2012 that, if implemented in a timely and efficient manner, may allow more use of small UAS by U.S. law enforcement agencies. The FAA has also drafted updated regulations specifically for small UAS commercial operations and is in the process of obtaining approval to release for public comment . However, we cannot assure you that these actions will result in the expanded use of our small UAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small UAS beyond our military customers, which could harm our business prospects.

        In addition, there exists public concern regarding the privacy implications of U.S. commercial and law enforcement use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small UAS by non-military customers.

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

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $31.0 million, or 10% of our revenue, in our fiscal year ended April 30, 2012 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

If we are unable to manage our growth, our business could be adversely affected.

        Our headcount and operations have grown rapidly over the last several years. This rapid growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product offerings and the geographic scope of our customer base. Our success will depend in part upon the ability of our senior management to manage this growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may suffer.

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

Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.

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

        Fixed-price contracts (including both government and commercial contracts) represented approximately 76% of our revenue for the fiscal year ended April 30, 2012. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

        The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. We anticipate this risk will grow as our UAS begin to be used in U.S. domestic airspace and urban areas. While our PosiCharge industrial electric vehicle charging systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Our passenger and fleet electric and hybrid electric vehicle charging systems also have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

        We have limited experience manufacturing our electric vehicle charging systems in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets would have a material adverse effect on our business, financial condition, results of operations and prospects. We recently began volume production of electric vehicle charging systems in Taiwan, Italy and the United States. Historically, we have produced PosiCharge industrial electric vehicle charging systems and power cycling and test systems only in limited production quantities. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

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

        Urban environments may present certain challenges to the operators of UAS. UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS in general. While we are aware of only one instance of an accidental collision involving one of our UAS to date, as the usage of UAS has increased, particularly by military customers, the danger of such collisions has increased. Furthermore, the incorporation of our DDL technology into our UAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and consequently materially harm our business and operating results.

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

        The passenger and fleet electric and hybrid electric vehicle charging systems market is expected to grow rapidly, along with innovations in fast charging technologies. As a result, we expect to face increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG. While we believe that we currently have superior charging technology and service infrastructure, we cannot assure you that competitors will not develop and bring to market substantially equivalent or superior technology. In addition, because the passenger electric and fleet charging systems market is relatively new, there is no guarantee that there will be strong consumer demand for charging systems. Demand for such systems could also be directly impacted by fuel costs; if fuel costs were to significantly decrease, the demand for electric vehicles and charging systems could decline. If there is little consumer demand for our passenger electric and fleet charging systems, our revenue and prospects could be adversely affected, which would harm our business, financial and operating results.

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

Our electric and hybrid electric vehicle charging system business is dependent upon our development of relationships with automakers, auto dealers, utilities and other participants in the electric and hybrid electric vehicle and electricity delivery markets.

        We have been selected by several major automakers to support the rollout of new model electric vehicles across the U.S. with our home charging system. Accordingly, we depend upon those relationships and the success of the home charging rollout to those new model electric vehicle owners to expand our charging system footprint in the United States and worldwide. If one or more of our partnerships with those major automakers terminates prematurely, and we cannot establish similar relationships with other entities with direct access to electric vehicle owners and drivers, we may not be able to develop a sustainable market for our home charging system, which may delay the commercialization of our charging systems or jeopardize the long-term success of this product line. We believe that the success and growth of our passenger and fleet electric vehicle charging system business for the foreseeable future will also depend on our ability to develop similar working relationships with other automakers, as well as auto dealers, utilities, and other participants in the electric and hybrid electric vehicle and electricity delivery markets in the U.S. and internationally. While we have been working with other automakers and utilities to explore business models and to promote our solutions, there is no guarantee that we will be successful in doing so.

Our work for the U.S. government and international governments may expose us to security risks.

        As a U.S. government contractor, we face various security threats, including cyber security attacks to our information technology infrastructure, attempts to gain access to our proprietary or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions, the unauthorized release of confidential information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our products and services. If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results.

In addition, we work in international locations where there are high security risks, which could result in harm to our employees and contractors or substantial costs. Some of our services are performed in or adjacent to high-risk locations, such as Iraq and Afghanistan, where the country or location is suffering from political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel. Despite these precautions, the safety of our personnel in these locations may continue to be at risk, and we may in the future suffer the loss of employees and contractors, which could harm our business and operating results.

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

        As of April 30, 2012, our $6.2 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 7 to 22 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        In 2010, 2011 and 2012, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 15, 2012, including the securities involved in failed auctions, we held approximately $7.3 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by continued problems in the global credit markets, including but not limited to, U.S. subprime mortgage defaults, writedowns by major financial institutions due to deteriorating values of their assets portfolios, including leveraged loans, collateralized debt obligations, credit default swaps, and other credit-linked products. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 22 years) to realize our investments' purchase price of $7.3 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

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

        We derived approximately 5% of our revenue from international sales during the fiscal year ended April 30, 2012. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

        Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees and facilities to obtain government security clearances. Our failure to comply with applicable regulations, rules and approvals or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which would harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

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

        Moreover, if any of our administrative processes and systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice, or DOJ or other government agency, could materially adversely affect our competitive position, affect our ability to obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

        If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed.

        In February 2010, we were notified by the DOJ that it had initiated a civil investigation into our billing practices with respect to our government contracts. The investigation is focused on three matters:

  •
  the appropriateness of certain expenses included in our fiscal year 2006 Incurred Indirect Cost Claim (reconciliation of projected rates to actual rates);

  •
  billing labor rates associated with time and materials government contracts; and

  •
  billing rates for small UAS maintenance and repair contracts.

        We are currently cooperating with this investigation, which we believe may be the result of prior DCAA audit activity. Based on our current understanding of the matters identified, we believe that the outcome of the investigation will not have a material impact on our business. We have voluntarily cooperated with a request for information received in connection with this investigation. No claim has been filed against us to date.

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

        As of June 15, 2012, our directors, executive officers and their affiliates collectively beneficially owned 3,900,940 shares, or approximately 17%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2015. We have several other leased facilities in California, Alabama and Virginia that are used for administration, research and development, logistics and manufacturing and have a total of approximately 432,000 square feet. Such leases expire between the end of 2013 and 2017.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    Mine Safety Disclosure.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2010 through April 30, 2012. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2012		2011
	High	Low	High	Low
First Quarter	$36.49	$26.81	$28.17	$20.70
Second Quarter	$34.28	$24.01	$24.47	$21.25
Third Quarter	$33.87	$28.33	$29.91	$22.25
Fourth Quarter	$31.87	$23.70	$35.96	$27.20

        On June 15, 2012, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $23.54 per share. As of June 15, 2012, there were 73 holders of record of our common stock.

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

Cumulative Total Return

        The following table shows the value of $100 invested on April 30, 2007 in AeroVironment, Inc., the Russell 2000 Index and the SPADES Index.

	Performance Graph Table ($)
	April 30, 2007	April 30, 2008	April 30, 2009	April 30, 2010	April 30, 2011	April 30, 2012
AeroVironment Stock	100	112	111	122	134	114
Russell 2000 Index	100	88	60	88	106	100
SPADES Index	100	104	66	94	102	99

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

Item 6.    Selected Consolidated Financial Data.

        The following selected financial data should be read in conjunction with our consolidated financial statements. The information set forth below is not necessarily indicative of results of future operations, and should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and notes thereto included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report in order to understand fully factors that may affect the comparability of the financial data presented below.

	Year Ended April 30,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$325,008	$292,503	$249,518	$247,662	$215,746
Net income	$30,451	$25,909	$20,716	$24,245	$21,386
Earnings per common share:
Basic	$1.40	$1.20	$0.97	$1.15	$1.08
Diluted	$1.36	$1.17	$0.94	$1.11	$1.00
Weighted average common shares outstanding (basic):	21,783	21,591	21,392	21,024	19,767
Weighted average common shares outstanding (diluted):	22,315	22,081	21,977	21,776	21,372
Balance Sheet Data
Total assets	$369,151	$331,747	$281,971	$253,181	$205,211
Long-term obligations	$6,248	$6,175	$4,438	$7,117	$5,460

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 25, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

        We design, develop, produce, support and operate a technologically-advanced portfolio of products. We supply unmanned aircraft systems, or UAS, and services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

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

        Our UAS business segment focuses primarily on the design, development, production, support and operation of innovative UAS that provide situational awareness and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

Revenue

        We generate our revenue primarily from the sale, support and operation of our small UAS, electric vehicle charging systems and power cycling and test systems solutions. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities collectively as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government, and most of our electric vehicle charging systems and power cycling and test systems revenue from sales and service to commercial customers.

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

  Revenue Recognition

        Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business or market conditions. Management judgments and estimates have been applied consistently and have been reliable historically. We believe that there are two key factors which impact the reliability of management's estimates. The first of those key factors is that the terms of our contracts are typically less than six months. The short-term nature of such contracts reduces the risk that material changes in accounting estimates will occur on the basis of market conditions or other factors. The second key factor is that we have hundreds of contracts in any given accounting period, which reduces the risk that any one change in an accounting estimate on one or several contracts would have a material impact on our consolidated financial statements or our two reporting segments' measures of profit.

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

        We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2012, 2011 and 2010, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting were not material to our consolidated financial statements or our two reporting segments' measure of profit. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

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

  Long-Term Incentive Awards

        We grant long-term incentive awards and we establish a target payout at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon our achievement of revenue and operating profit growth targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, we have the discretion to settle the restricted stock units in cash or stock.

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

	Fiscal Year Ended April 30,
	2012		2011		2010
Revenue	$325,008	100%	$292,503	100%	$249,518	100%
Cost of sales	195,675	60%	175,352	60%	152,692	61%

Gross margin	129,333	40%	117,151	40%	96,826	39%
Selling, general and administrative	55,280	17%	47,431	16%	42,429	17%
Research and development	30,977	10%	35,769	12%	24,510	10%

Income from operations	43,076	13%	33,951	12%	29,887	12%
Interest income	462	0%	277	0%	195	0%

Income before income taxes	43,538	13%	34,228	12%	30,082	12%
Income tax expense	13,087	4%	8,319	3%	9,366	4%

Net income	$30,451	9%	$25,909	9%	$20,716	8%

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2012	2011	2010
	(In thousands)
Revenue:
UAS	$273,728	$249,769	$224,179
EES	51,280	42,734	25,339

Total	$325,008	$292,503	$249,518

Gross margin:
UAS	$116,065	$99,513	$85,157
EES	13,268	17,638	11,669

Total	$129,333	$117,151	$96,826

Fiscal Year Ended April 30, 2012 Compared to Fiscal Year Ended April 30, 2011

        Revenue.    Revenue for the fiscal year ended April 30, 2012 was $325.0 million, as compared to $292.5 million for the fiscal year ended April 30, 2011, representing an increase of $32.5 million, or 11%. UAS revenue increased $24.0 million, or 10%, to $273.7 million for the fiscal year ended April 30, 2012, primarily due to an increase in product deliveries of $33.9 million, partially offset by decreased customer-funded R&D work of $5.9 million and lower service revenue of $4.1 million. The increase in product deliveries was primarily due to increased deliveries of our digital Puma AE systems. The decrease in service revenue was primarily due to a decrease in DDL retrofits. The decrease in customer-funded R&D was primarily due to decreased activity on the Global Observer program. EES revenue increased $8.5 million, or 20%, to $51.3 million for the fiscal year ended April 30, 2012, primarily due to increased product deliveries of our electric vehicle charging systems and power cycling and test systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2012 was $195.7 million, as compared to $175.4 million for the fiscal year ended April 30, 2011, representing an increase of $20.3 million, or 12%. As a percentage of revenue, cost of sales remained at 60%. UAS cost of sales increased $7.4 million, or 5%, to $157.7 million for the fiscal year ended April 30, 2012, primarily due to an increase in sales volume. As a percentage of revenue, cost of sales for UAS decreased from 60% to 58%. EES cost of sales increased $12.9 million, or 51%, to $38.0 million for the fiscal year ended April 30, 2012. As a percentage of revenue, cost of sales for EES increased from 59% to 74%, primarily due to an increase in sales of new products in low-rate production and with an associated higher cost of sales, and higher manufacturing and engineering overhead support costs.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2012 was $129.3 million, as compared to $117.2 million for the fiscal year ended April 30, 2011, representing an increase of $12.1 million, or 10%. As a percentage of revenue, gross margin remained at 40%. UAS gross margin increased $16.6 million, or 17%, to $116.1 million for the fiscal year ended April 30, 2012, primarily due to an increase in sales volume. As a percentage of revenue, gross margin for UAS increased from 40% to 42%, primarily due to a higher amount of fixed-price contract revenue compared to cost-reimbursable contract revenue. EES gross margin decreased $4.4 million, or 25%, to $13.3 million for the fiscal year ended April 30, 2012. As a percentage of revenue, EES gross margin decreased from 41% to 26%, primarily due to an increase in sales of new products in low-rate production and with an associated higher cost of sales, and higher manufacturing and engineering support overhead costs.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2012 was $55.3 million, or 17% of revenue, compared to SG&A expense of $47.4 million, or 16% of revenue, for the fiscal year ended April 30, 2011. SG&A expense increased primarily due to higher bid and proposal costs, selling and marketing expenses and administrative costs.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2012 was $31.0 million, or 10% of revenue, compared to R&D expense of $35.8 million, or 12% of revenue, for the fiscal year ended April 30, 2011. R&D expense decreased primarily due to lower investments in various technology development initiatives.

        Interest Income.    Interest income for the fiscal year ended April 30, 2012 was $0.5 million, as compared to interest income of $0.3 million for the fiscal year ended April 30, 2011, representing an increase of $0.2 million. Interest income increased primarily due to higher average cash and short-term investment balances.

        Income Tax Expense.    Our effective income tax rate was 30.1% for the fiscal year ended April 30, 2012, as compared to 24.3% for the fiscal year ended April 30, 2011. The increase was caused primarily by lower R&D tax credits in the fiscal year ended April 30, 2012.

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

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2011 was $175.4 million, as compared to $152.7 million for the fiscal year ended April 30, 2010, representing an increase of $22.7 million, or 15%, including an impairment charge of $2.0 million on certain long-lived assets related to the Global Observer contract. For additional information regarding the impairment charge, please see Note 5 to our consolidated financial statements, which are included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report. As a percentage of revenue, cost of sales decreased from 61% to 60%. UAS cost of sales increased $11.2 million, or 8%, to $150.3 million for the fiscal year ended April 30, 2011, primarily due to an increase in sales volume. As a percentage of revenue, cost of sales for UAS decreased from 62% to 60%, primarily due to a higher amount of fixed-price contract revenue compared to cost-reimbursable contract revenue. EES cost of sales increased $11.4 million, or 84%, to $25.1 million for the fiscal year ended April 30, 2011, primarily due to an increase in sales volume. As a percentage of revenue, cost of sales for EES increased from 54% to 59%, primarily due to increased manufacturing and engineering overhead costs due to the delivery of new products.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2012	2011	2010
	(In thousands)
Net cash provided by operating activities	$18,754	$33,486	$35,984
Net cash used in investing activities	$(17,329)	$(933)	$(124,764)
Net cash provided by financing activities	$754	$823	$944

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2012 decreased by $14.7 million to $18.8 million, compared to net cash provided by operating activities of $33.5 million for the fiscal year ended April 30, 2011. This decrease in net cash provided by operating activities was primarily due to higher working capital needs of $15.9 million, no impairment of long-lived assets of $2.0 million, and lower depreciation expense of $1.6 million, partially offset by higher income of $4.5 million.

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

        Cash Used in Investing Activities.    Net cash used in investing activities increased by $16.4 million to $17.3 million for the fiscal year ended April 30, 2012, compared to net cash used in investing activities of $0.9 million for the fiscal year ended April 30, 2011. The increase in net cash used in investing activities was primarily due to net purchases of U.S. Treasury bills and municipal bonds of $11.5 million and higher capital expenditures of $4.8 million. During the fiscal years ended April 30, 2012, 2011 and 2010, we used cash to purchase property and equipment totaling $15.0 million, $10.2 million and $10.8 million, respectively.

        Net cash used in investing activities decreased by $123.8 million to $0.9 million for the fiscal year ended April 30, 2011, compared to net cash used in investing activities of $124.8 million for the fiscal year ended April 30, 2010. The decrease in net cash used in investing activities was primarily due to net redemptions of U.S. Treasury bills and municipal bonds of $123.2 million and lower capital expenditures of $0.6 million. During the fiscal years ended April 30, 2011, 2010 and 2009, we used cash to purchase property and equipment totaling $10.2 million, $10.8 million and $13.3 million, respectively.

        Cash Provided by Financing Activities.    Net cash provided by financing activities remained at $0.8 million for the fiscal years ended April 30, 2012 and 2011.

        Net cash provided by financing activities decreased by $0.1 million to $0.8 million for the fiscal year ended April 30, 2011, compared to $0.9 million for the fiscal year ended April 30, 2010. The decrease was due to lower exercises of stock options.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2012:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$13,573	$4,063	$6,723	$2,647	$140
Purchase obligations(1)	21,939	21,939	—	—	—

Total	$35,512	$26,002	$6,723	$2,647	$140

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2012.

Off-Balance Sheet Arrangements

        As of April 30, 2012, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for our interim and annual reporting periods beginning on May 1, 2012 and will be applied retrospectively, with early adoption permitted. The adoption of this new guidance will not have a material impact on our consolidated financial statements, other than the change in presentation described in the new guidance.

        In May 2011, the FASB issued accounting guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for our interim and annual reporting periods beginning on May 1, 2012 and will be applied prospectively. The adoption of this new guidance will not have a material impact on our consolidated financial statements.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2012 and 2011, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AeroVironment, Inc.'s internal controls over financial reporting as of April 30, 2012, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 26, 2012

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$64,220	$62,041
Short-term investments	77,152	126,839
Accounts receivable, net of allowance for doubtful accounts of $921 at April 30, 2012 and $639 at April 30, 2011	56,417	44,376
Unbilled receivables and retentions	27,034	21,966
Inventories, net	43,539	38,137
Deferred income taxes	9,377	6,778
Prepaid expenses and other current assets	4,030	2,372

Total current assets	281,769	302,509
Long-term investments	58,457	6,275
Property and equipment, net	23,515	17,498
Deferred income taxes	5,209	5,284
Other assets	201	181

Total assets	$369,151	$331,747

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$20,213	$31,134
Wages and related accruals	19,076	15,458
Income taxes payable	8,788	7,404
Customer advances	5,124	1,648
Other current liabilities	9,898	5,736
Liability for uncertain tax positions	606	724

Total current liabilities	63,705	62,104
Wages and related accruals	1,203	762
Deferred rent	1,019	1,275
Liability for uncertain tax positions	4,026	4,138
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—22,243,903 shares at April 30, 2012 and 21,949,884 at April 30, 2011	2	2
Additional paid-in capital	124,954	119,765
Accumulated other comprehensive loss	(694)	(784)
Retained earnings	174,936	144,485

Total stockholders' equity	299,198	263,468

Total liabilities and stockholders' equity	$369,151	$331,747

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2012	2011	2010
Revenue:
Product sales	$179,537	$137,724	$103,268
Contract services	145,471	154,779	146,250

	325,008	292,503	249,518
Cost of sales:
Product sales	104,347	74,843	59,266
Contract services	91,328	100,509	93,426

	195,675	175,352	152,692

Gross margin	129,333	117,151	96,826
Selling, general and administrative	55,280	47,431	42,429
Research and development	30,977	35,769	24,510

Income from operations	43,076	33,951	29,887
Other income:
Interest income	462	277	195

Income before income taxes	43,538	34,228	30,082
Provision for income taxes	13,087	8,319	9,366

Net income	$30,451	$25,909	$20,716

Earnings per share data:
Basic	$1.40	$1.20	$0.97
Diluted	$1.36	$1.17	$0.94
Weighted average shares outstanding:
Basic	21,783,496	21,591,333	21,391,795
Diluted	22,315,474	22,081,266	21,977,364

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2009	21,470,481	$2	$110,102	$97,860	$(537)	$207,427
Net income	—	—	—	20,716	—	20,716
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(223)	(223)

Comprehensive income	—	—	—	—	—	20,493
Stock options exercised	205,132	—	836	—	—	836
Restricted stock awards	63,000	—	—	—	—	—
Restricted stock awards forfeited	(6,200)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	3,010	—	—	3,010
Stock-based compensation	—	—	1,654	—	—	1,654

Balance at April 30, 2010	21,732,413	2	115,602	118,576	(760)	233,420
Net income	—	—	—	25,909	—	25,909
Other comprehensive loss:
Unrealized loss on investments	—	—	—	—	(24)	(24)

Comprehensive income	—	—	—	—	—	25,885
Stock options exercised	120,561	—	619	—	—	619
Restricted stock awards	98,910	—	—	—	—	—
Restricted stock awards forfeited	(2,000)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,238	—	—	1,238
Stock-based compensation	—	—	2,306	—	—	2,306

Balance at April 30, 2011	21,949,884	2	119,765	144,485	(784)	263,468
Net income	—	—	—	30,451		30,451
Other comprehensive income:
Unrealized gain on investments	—	—	—	—	90	90

Comprehensive income	—	—	—	—	—	30,541
Stock options exercised	141,536	—	565	—	—	565
Restricted stock awards	157,400	—	—	—	—	—
Restricted stock awards forfeited	(4,917)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,428	—	—	1,428
Stock-based compensation	—	—	3,196	—	—	3,196

Balance at April 30, 2012	22,243,903	$2	$124,954	$174,936	$(694)	$299,198

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2012	2011	2010
Operating activities
Net income	$30,451	$25,909	$20,716
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,973	10,599	8,982
Impairment of long-lived assets	—	2,043	—
Provision for doubtful accounts	291	(105)	454
Deferred income taxes	(2,579)	(1,343)	(253)
Stock-based compensation	3,196	2,306	1,654
Tax benefit from exercise of stock options	1,239	1,034	2,902
Excess tax benefit from stock-based compensation	(189)	(204)	(108)
(Gain) loss on disposition of property and equipment	(11)	(51)	3
Changes in operating assets and liabilities:
Accounts receivable	(12,332)	(5,626)	3,452
Unbilled receivables and retentions	(5,068)	(3,256)	1,360
Inventories	(5,402)	(17,209)	(9,326)
Income tax receivable	—	—	3,415
Prepaid expenses and other assets	(1,678)	(543)	(172)
Accounts payable	(10,921)	10,929	(3,785)
Other liabilities	12,784	9,003	6,690

Net cash provided by operating activities	18,754	33,486	35,984
Investing activities
Acquisition of property and equipment	(14,992)	(10,173)	(10,792)
Net (purchases) sales of held-to-maturity investments	(2,575)	8,931	(114,247)
Net sales of available-for-sale investments	225	200	275
Proceeds from sale of property and equipment	13	109	—

Net cash used in investing activities	(17,329)	(933)	(124,764)
Financing activities
Excess tax benefit from stock-based compensation	189	204	108
Exercise of stock options	565	619	836

Net cash provided by financing activities	754	823	944

Net increase (decrease) in cash and cash equivalents	2,179	33,376	(87,836)
Cash and cash equivalents at beginning of year	62,041	28,665	116,501

Cash and cash equivalents at end of year	$64,220	$62,041	$28,665

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$13,104	$9,873	$104
Non-cash investing activities
Unrealized gains (losses) on long-term investments recorded in other comprehensive income (loss), net of deferred tax benefit of $56, $16 and $143, respectively	$90	$(24)	$(223)

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Organization

        AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production, support and operation of unmanned aircraft systems and efficient energy systems for various industries and governmental agencies.

Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: AV S.r.l., Skytower, LLC, AV GmbH, AV Massachusetts, LLC, AV Rhode Island, LLC, Skytower Inc., AILC, Inc. and Regenerative Fuel Cell Systems, LLC (collectively referred to herein as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

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

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities and accounts receivable. The Company currently invests the majority of its cash in municipal bonds and U.S. government securities. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 83%, 83% and 80% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2012, 2011 and 2010, respectively. These agencies accounted for 82% and 59% of the accounts receivable balances at April 30, 2012 and 2011, respectively. One such agency, the U.S. Army, accounted for 42%, 48% and 44% of the Company's consolidated revenue for the years ended April 30, 2012, 2011 and 2010, respectively. The U.S. Army accounted for approximately 49%, 56% and 48% of UAS reportable segment sales for the years ended April 30, 2012, 2011 and 2010, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

        The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2012, no indicators of impairment were identified and no impairment charge was recorded. At April 30, 2011, there were indicators of impairment identified and an impairment charge of $2,043,000 was recorded. See Note 5, "Property and Equipment, net" for further details.

  Product Warranty

        The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2012 and 2011, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,448,000 and $898,000, respectively.

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

  Revenue Recognition

        The substantial majority of the Company's revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the buyers (customers). These contracts may be fixed-price or cost-reimbursable. The Company considers all contracts for treatment in accordance with authoritative guidance for contracts with multiple deliverables.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business, market conditions or other factors. Management judgments and estimates have been applied consistently and have been reliable historically. The Company believes that there are two key factors which impact the reliability of management's estimates. The first of those key factors is that the terms of the Company's contracts are typically less than six months. The short-term nature of such contracts reduces the risk that material changes in accounting estimates will occur on the basis of market conditions or other factors. The second key factor is that the Company has hundreds of contracts in any given accounting period, which reduces the risk that any one change in an accounting estimate on one or several contracts would have a material impact on the Company's consolidated financial statements or its two reporting segments' measures of profit.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the years ended April 30, 2012, 2011 and 2010, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting were not material to the Company's consolidated financial statements or its two reporting segments' measure of profit.

  Stock-Based Compensation

        Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

  Long-Term Incentive Awards

        For long-term incentive awards, a target payout is established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company's achievement of revenue and operating profit growth targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

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

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $27,852,000, $33,952,000 and $80,552,000 for the years ended April 30, 2012, 2011 and 2010, respectively. The related cost of sales for customer-funded research and development totaled approximately $22,703,000, $33,003,000 and $56,532,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

  Lease Accounting

        The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,019,000 and $1,275,000 as of April 30, 2012 and 2011, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $924,000, $979,000 and $994,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options and restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2012	2011	2010
Numerator for basic earnings per share:
Net income	$30,451,000	$25,909,000	$20,716,000
Denominator for basic earnings per share:
Weighted average common shares	21,783,496	21,591,333	21,391,795
Dilutive effect of employee stock options and restricted stock	531,978	489,933	585,569

Denominator for diluted earnings per share	22,315,474	22,081,266	21,977,364

        During the years ended April 30, 2012, 2011 and 2010, certain options and shares of restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options and restricted stock which met this anti-dilutive criterion was approximately 58,000, 36,000 and 70,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

Recently Issued Accounting Standards

        In June 2011, the Financial Accounting Standards Board ("FASB") issued accounting guidance which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The new guidance eliminates the option to present the components of other comprehensive income as part of the statement of equity. The new guidance is effective for the Company's interim and annual reporting periods beginning on May 1, 2012 and will be applied retrospectively, with early adoption permitted. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements, other than the change in presentation described in the new guidance.

        In May 2011, the FASB issued accounting guidance to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between generally accepted accounting principles in the United States and International Financial Reporting Standards. The new guidance changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The new guidance is effective for the Company's interim and annual reporting periods beginning on May 1, 2012 and will be applied

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

prospectively. The adoption of this new guidance did not have a material impact on the Company's consolidated financial statements.

2.     Investments

        Investments consist of the following:

	April 30,
	2012	2011
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$49,263	$—
U.S. government securities	27,889	126,839

Total short-term investments	$77,152	$126,839

Long-term investments:
Held-to-maturity securities:
Municipal securities	$52,261	$—
Available-for-sale securities:
Auction rate securities	6,196	6,275

Total long-term investments	$58,457	$6,275

  Held-To-Maturity Securities

        As of April 30, 2012 the balance of held-to-maturity securities consisted of state and local government municipal securities and U.S. Treasury bills and notes. As of April 30, 2011 the balance of held-to-maturity securities consisted of U.S. Treasury bills. Interest earned from these investments is recorded in interest income.

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, is as follows (in thousands):

	2012				2011
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$101,524	$48	$(24)	$101,548	$—	$—	$—	$—
U.S. government securities	27,889	—	(1)	27,888	126,839	38	(3)	126,874

Total held-to-maturity investments	$129,413	$48	$(25)	$129,436	$126,839	$38	$(3)	$126,874

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2012, are as follows:

	Cost	Fair Value
Due within one year	$77,152	$77,156
Due after one year through five years	52,261	52,280

Total	$129,413	$129,436

  Available-For-Sale Securities

        As of April 30, 2012 and 2011, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 7 to 22 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2012 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2012 and 2011. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2012, it did not consider these investments to be other-than-temporarily impaired.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale investments is as follows (in thousands):

	April 30,
	2012	2011
Auction rate securities
Amortized cost	$7,350	$7,575
Gross unrealized gains	—	—
Gross unrealized losses	(1,154)	(1,300)

Fair value	$6,196	$6,275

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2012 are as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,825	$1,690
Due after 10 years	5,525	4,506

Total	$7,350	$6,196

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

        The Company's financial assets measured at fair value on a recurring basis at April 30, 2012, were as follows (in thousands):

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2011	$6,275
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	146
Purchases, issuances and settlements, net	(225)

Balance at April 30, 2012	$6,196

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2012	$—

        The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2012	2011
	(In thousands)
Raw materials	$13,969	$13,737
Work in process	7,390	7,994
Finished goods	24,934	17,647

Inventories, gross	46,293	39,378
Reserve for inventory obsolescence	(2,754)	(1,241)

Inventories, net	$43,539	$38,137

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

5.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2012	2011
	(In thousands)
Leasehold improvements	$8,471	$8,207
Machinery and equipment	32,883	27,370
Furniture and fixtures	2,415	2,370
Computer equipment and software	14,894	11,758
Construction in process	9,103	3,111

Property and equipment, gross	67,766	52,816
Less accumulated depreciation and amortization	(44,251)	(35,318)

Property and equipment, net	$23,515	$17,498

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

6.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2012	2011
	(In thousands)
Beginning balance	$1,127	$804
Warranty expense	4,284	1,449
Warranty costs incurred	(2,539)	(1,126)

Ending balance	$2,872	$1,127

7.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $2,629,000, $2,401,000 and $1,995,000 in contributions to the plan for the years ended April 30, 2012, 2011 and 2010, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

8.     Stock-Based Compensation

        For the years ended April 30, 2012, 2011 and 2010, the Company recorded stock-based compensation expense of approximately $3,196,000, $2,306,000 and $1,654,000, respectively.

        On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan, or 2006 Plan, effective January 21, 2007, for officers, directors, key employees and consultants. On September 29, 2011, the stockholders of the Company approved an amendment and restatement of the 2006 Plan, or Restated 2006 Plan. Under the Restated 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of a committee, which consists of outside directors. A maximum of 4,884,157 shares of stock may be issued pursuant to awards under the Restated 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 2,000,000. A maximum of $5,000,000 may be paid in cash as a performance-based award during any twelve month period. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant.

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

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2012, 2011 and 2010:

	Year Ended April 30,
	2012	2011	2010
Expected term (in years)	5.46	5.00	5.00
Expected volatility	26.75%	24.72%	24.16%
Risk-free interest rate	1.40%	2.08%	2.43%
Expected dividend	—	—	—
Weighted average fair value at grant date	$8.01	$6.48	$6.44

        The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company's historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Information related to the stock option plans at April 30, 2012, 2011 and 2010, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2009	497,210	$22.98	583,308	$2.97	402,164	$0.48

Options granted	75,000	24.68	—	—	—	—
Options exercised	(18,800)	20.76	(171,169)	2.55	(15,164)	0.59
Options canceled	(60,200)	22.71	(7,038)	5.99	—	—

Outstanding at April 30, 2010	493,210	23.36	405,101	3.10	387,000	0.48

Options granted	72,500	24.91	—	—	—	—
Options exercised	(17,500)	22.27	(35,634)	5.67	(67,427)	0.41
Options canceled	(12,800)	27.25	(1,408)	11.79	—	—

Outstanding at April 30, 2011	535,410	23.51	368,059	2.81	319,573	0.49

Options granted	175,000	29.28	—	—	—	—
Options exercised	(18,200)	21.88	(43,073)	2.91	(80,263)	0.51
Options canceled	—	—	—	—	—	—

Outstanding at April 30, 2012	692,210	25.01	324,986	2.80	239,310	0.49

Options exercisable at April 30, 2012	316,948	$23.17	324,986	$2.80	239,310	$0.49

        The total intrinsic value of all options exercised during the years ended April 30, 2012, 2011 and 2010 was approximately $3,610,000, $2,904,000, and $5,581,000, respectively. The intrinsic value of all options outstanding at April 30, 2012 and 2011 was $13,561,000 and $21,445,000, respectively. The intrinsic value of all exercisable options at April 30, 2012 and 2011, was $13,308,000 and $19,544,000, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A summary of the status of the Company's non-vested stock options as of April 30, 2012 and the year then ended is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2011	332,119	$6.76
Granted	175,000	8.01
Expired	—	—
Canceled	—	—
Vested	(131,857)	6.63

Non-vested at April 30, 2012	375,262	$7.39

        As of April 30, 2012, there was approximately $8,529,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately four years.

        The weighted average fair value of options issued for the years ended April 30, 2012, 2011 and 2010 was $8.01, $6.48 and $6.44, respectively. The total fair value of shares vesting during the years ended April 30, 2012, 2011 and 2010 was $1,654,000, $1,111,000 and $780,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2012, 2011 and 2010 were approximately $565,000, $619,000 and $836,000, respectively. The tax benefit realized from stock-based compensation during the years ended April 30, 2012, 2011 and 2010 was approximately $1,428,000, $1,238,000, and $3,010,000, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2012:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2012		Weighted Average Exercise Price	As of April 30, 2012	Weighted Average Exercise Price
$ 0.37	112,406	1.99	$0.37	112,406	$0.37
0.59	126,904	7.38	0.59	126,904	0.59
0.64-0.78	179,527	1.14	0.73	179,527	0.73
2.13	96,841	3.47	2.13	96,841	2.13
11.79	48,618	4.40	11.79	48,618	11.79
19.76-24.65	445,210	6.24	22.41	282,748	22.17
26.18-32.19	247,000	8.66	29.70	34,200	31.48

$ 0.37-32.19	1,256,506	5.44	$14.60	881,244	$9.50

        The remaining weighted average contractual life of exercisable options at April 30, 2012 was 4.32 years.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the Company's restricted stock awards at April 30, 2012 and for the year then ended is as follows:

	Restated 2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2011	241,510	$24.72
Stock granted	157,400	29.08
Stock vested	(67,206)	24.64
Stock canceled	(4,917)	24.65

Unvested stock at April 30, 2012	326,787	$26.84

9.     Long-Term Incentive Awards

        During the year ended April 30, 2012, the Company granted a three-year performance award under the Restated 2006 Plan to key employees. The performance period for the three-year award is the three-year period ending April 30, 2014. A target payout was established at the beginning of the performance period. The actual payout at the end of the performance period will be calculated based upon the Company's achievement of revenue and operating profit growth. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

        During the year ended April 30, 2011, the Company granted two performance awards under the 2006 Plan to key employees, a two-year and three-year performance award. The performance periods for the two-year and three-year awards are the two-year and three-year periods ending April 30, 2012 and 2013, respectively. A target payout was established at the beginning of each performance period. The actual payout at the end of each performance period will be calculated based upon the Company's achievement of revenue and operating profit growth. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock. There were no awards granted before the year ended April 30, 2011.

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

        During the years ended April 30, 2012, 2011 and 2010, the Company recorded compensation expense for the long-term incentive awards of $441,000, $762,000 and $0, respectively. At April 30, 2012 and 2011, the Company had accrued $1,203,000 and $762,000 for outstanding awards, respectively. The maximum compensation expense that may be recorded for outstanding awards is $14,219,000.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Income Taxes

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2012	2011	2010
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(0.3)	1.1	1.9
R&D credits	(3.4)	(11.3)	(2.3)
Other	(1.2)	(0.5)	(3.5)

Effective income tax rate	30.1%	24.3%	31.1%

        The components of the provision for income taxes are as follows (in thousands):

	Year ended April 30,
	2012	2011	2010
Current:
Federal	$12,814	$8,660	$8,663
State	1,651	641	1,229

	14,465	9,301	9,892
Deferred:
Federal	(187)	859	492
State	(1,134)	(1,836)	(900)
Foreign	—	—	(105)

	(1,321)	(977)	(513)
Change in valuation allowance	(57)	(5)	(13)

Total income tax expense	$13,087	$8,319	$9,366

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2012	2011
Deferred income tax assets:
Book over tax depreciation	$—	$449
Accrued expenses	9,697	7,743
Allowances, reserves, and other	763	322
Capital loss and credit carry-forwards	4,508	3,076
Unrealized loss on securities	454	530

Total deferred income tax assets, gross	15,422	12,120
Less: valuation allowance	—	(58)

Total deferred income tax assets, net	15,422	12,062

Deferred income tax liabilities:
Tax over book depreciation	(836)	—

Total deferred income tax liabilities	(836)	—

Net deferred tax assets	$14,586	$12,062

        At April 30, 2012 and 2011, the Company had approximately $4,507,000 and $4,655,000, respectively, of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $556,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2012 and 2011 (in thousands):

	April 30,
	2012	2011
Balance as of May 1	$4,655	$5,052
Increases related to prior year tax positions	—	371
Decreases related to prior year tax positions	(533)	(145)
Increases related to current year tax positions	973	1,208
Decreases related to lapsing of statute of limitations	(588)	(1,831)

Balance as of April 30	$4,507	$4,655

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2012 and 2011, the Company had accrued approximately $125,000 and $207,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2008, 2010 and 2011 remain open to examination by the IRS for federal income taxes. The tax years 2007 to 2011 remain open for major state taxing jurisdictions.

11.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $210,000, $210,000 and $222,000 during the years ended April 30, 2012, 2011 and 2010, respectively, for

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

consulting services independent of his board service. The agreement stipulates the payment of $17,500 plus expenses per month, in exchange for consulting services.

        During the years ended April 30, 2012 and 2011, the Company purchased materials in the amount of $3,433,000 and $1,674,000, respectively, from a vendor with a common board member. As of April 30, 2012 and 2011, the Company had trade payable balances of $32,000 and $654,000, respectively, to this vendor. There were no significant transactions or balances with this vendor during the year ended and as of April 30, 2010.

        During the year ended April 30, 2010, the Company made an equipment sale in the amount of $1,705,000 to a customer with a common board member. There were no sales to this customer during the years ended April 30, 2012 and 2011. As of April 30, 2012 and 2011, there was no trade receivable due from this customer.

12.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2013	$4,063
2014	4,078
2015	2,645
2016	1,771
2017	876
Thereafter	140

$13,573

        Rental expense under operating leases was approximately $3,995,000, $3,812,000 and $3,660,000 for the years ended April 30, 2012, 2011 and 2010, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

13.   Segment Data

        The Company's product segments are as follows:

  •
  Unmanned Aircraft Systems ("UAS")—The UAS segment focuses primarily on the design, development, production, support and operation of innovative UAS that provide situational awareness and other mission effects to increase the security and operational effectiveness of the Company's customers.

  •
  Efficient Energy Systems ("EES")—The EES segment focuses primarily on the design, development, production, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

        The segment results are as follows (in thousands):

	Year Ended April 30,
	2012	2011	2010
Revenue:
UAS	$273,728	$249,769	$224,179
EES	51,280	42,734	25,339

Total	325,008	292,503	249,518
Gross margin:
UAS	116,065	99,513	85,157
EES	13,268	17,638	11,669

Total	129,333	117,151	96,826

Selling, general and administrative	55,280	47,431	42,429
Research and development	30,977	35,769	24,510

Income from operations	43,076	33,951	29,887
Interest income	462	277	195

Income before income taxes	$43,538	$34,228	$30,082

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Geographic Information

        Sales to non-U.S. customers accounted for 5%, 7% and 7% of revenue for each of the fiscal years ended April 30, 2012, 2011 and 2010, respectively.

14.   Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2012. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 30, 2011	October 29, 2011	January 28, 2012	April 30, 2012
	(In thousands except per share data)
Year ended April 30, 2012
Revenue	$61,997	$80,372	$71,964	$110,675
Gross margin	$21,715	$30,630	$27,433	$49,555
Net income	$326	$6,587	$5,744	$17,794
Net income per share—basic(1)	$0.02	$0.30	$0.26	$0.81
Net income per share—diluted(1)	$0.01	$0.30	$0.26	$0.80

	Three Months Ended
	July 31, 2010	October 30, 2010	January 29, 2011	April 30, 2011
	(In thousands except per share data)
Year ended April 30, 2011
Revenue	$38,228	$63,781	$84,434	$106,060
Gross margin	$12,036	$21,775	$34,129	$49,211
Net (loss) income	$(3,443)	$262	$11,454	$17,636
Net (loss) income per share—basic(1)	$(0.16)	$0.01	$0.53	$0.81
Net (loss) income per share—diluted(1)	$(0.16)	$0.01	$0.52	$0.79

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2010	$291	$601	$—	$(147)	$745
2011	$745	$492	$—	$(598)	$639
2012	$639	$282	$—	$—	$921
Warranty reserve for the year ended April 30:
2010	$523	$1,512	$—	$(1,231)	$804
2011	$804	$1,449	$—	$(1,126)	$1,127
2012	$1,127	$4,284	$—	$(2,539)	$2,872
Reserve for inventory excess and obsolescence for the year ended April 30:
2010	$1,389	$434	$—	$(632)	$1,191
2011	$1,191	$579	$—	$(529)	$1,241
2012	$1,241	$2,056	$—	$(543)	$2,754
Reserve for self-insured medical claims for the year ended April 30:
2010	$680	$5,170	$—	$(4,836)	$1,014
2011	$1,014	$7,322	$—	$(7,438)	$898
2012	$898	$9,082	$—	$(8,532)	$1,448

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2012, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2012 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2012 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Item 9B.    Other Information.

        None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2012, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2012 and 2011, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2012 of AeroVironment, Inc. and subsidiaries and our report dated June 26, 2012 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 26, 2012

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Codes of Ethics

        We have adopted a Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is posted on our website, http://investor.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (626) 357-9983 or by writing to us at AeroVironment, Inc., Attn: Secretary, 181 W. Huntington Dr., Suite 202, Monrovia, CA 91016. The information contained or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any reported filed with the SEC.

        No family relationships exist among any of our executive officers or directors.

        There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

        The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2012 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2012 and 2011

  •
  Consolidated Statements of Income for the Years ended April 30, 2012, 2011 and 2010

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2012, 2011 and 2010

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2012, 2011 and 2010

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

        Exhibits—See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3(2)	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(3)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(4)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2012
10.10#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(5)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan

Exhibit Number	Exhibit
10.13(6)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto
10.14(7)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto
10.15(7)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.16†(3)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.17†(3)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.18†(8)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.19†(3)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.20†(3)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21†(9)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.22†(10)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended
10.23#(2)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.24(11)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.25(11)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.26#(3)	Retiree Medical Plan
10.27†(12)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.28†(13)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
10.29†	Severance agreement, effective December 12, 2011, between AeroVironment, Inc. and Wahid Nawabi.
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

(4)
Incorporated by reference to the exhibits to the registrant's Form 8-K filed on October 5, 2011 (File No. 001-33261).

(5)
Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

(6)
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

(12)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 10, 2008 (File No. 001-33261).

(13)
Incorporated by reference to the exhibits to the registrant's Form 8-K filed on October 5, 2011 (File No. 001-33261).

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

AEROVIRONMENT, INC.
Date: June 26, 2012		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 26, 2012
/s/ JIKUN KIM Jikun Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 26, 2012
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	June 26, 2012
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	June 26, 2012
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 26, 2012
/s/ MURRAY GELL-MANN Murray Gell-Mann	Director	June 26, 2012
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 26, 2012