Form 10-Q
period 2012-07-28
AeroVironment Inc
filed 2012-09-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2012

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

As of August 24, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,262,506.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 28, 2012	April 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$53,210	$64,220
Short-term investments	69,473	77,152
Accounts receivable, net of allowance for doubtful accounts of $1,139 at July 28, 2012 and $921 at April 30, 2012	49,880	56,417
Unbilled receivables and retentions	23,258	27,034
Inventories, net	44,505	43,539
Income tax receivable	1,755	—
Deferred income taxes	9,336	9,377
Prepaid expenses and other current assets	3,568	4,030
Total current assets	254,985	281,769
Long-term investments	56,958	58,457
Property and equipment, net	23,131	23,515
Deferred income taxes	5,184	5,209
Other assets	230	201
Total assets	$340,488	$369,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,085	$20,213
Wages and related accruals	10,162	19,076
Income taxes payable	—	8,788
Customer advances	5,038	5,124
Other current liabilities	7,391	9,898
Liability for uncertain tax positions	606	606
Total current liabilities	36,282	63,705
Wages and other accruals	—	1,203
Deferred rent	976	1,019
Liability for uncertain tax positions	4,026	4,026
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,262,506 at July 28, 2012 and 22,243,903 at April 30, 2012	2	2
Additional paid-in capital	126,309	124,954
Accumulated other comprehensive loss	(657)	(694)
Retained earnings	173,550	174,936
Total stockholders’ equity	299,204	299,198
Total liabilities and stockholders’ equity	$340,488	$369,151

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 28,	July 30,
	2012	2011

Revenue:
Product sales	$28,690	$29,299
Contract services	29,987	32,698
	58,677	61,997
Cost of sales:
Product sales	20,559	17,872
Contract services	18,613	22,410
	39,172	40,282
Gross margin	19,505	21,715
Selling, general and administrative	13,621	13,700
Research and development	8,136	7,586
(Loss) income from operations	(2,252)	429
Other income:
Interest income	172	78
(Loss) income before income taxes	(2,080)	507
(Benefit) provision for income taxes	(694)	181
Net (loss) income	$(1,386)	$326
(Loss) earnings per share data:
Basic	$(0.06)	$0.02
Diluted	$(0.06)	$0.01
Weighted average shares outstanding:
Basic	21,929,455	21,724,053
Diluted	21,929,455	22,238,117

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended
	July 28,	July 30,
	2012	2011

Net (loss) income	$(1,386)	$326
Other comprehensive income:
Unrealized gain on investments, net of tax	37	2
Total comprehensive (loss) income	$(1,349)	$328

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 28, 2012	July 30, 2011
Operating activities
Net (loss) income	$(1,386)	$326
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	2,932	1,970
Provision for doubtful accounts	240	330
Deferred income taxes	42	(160)
Stock-based compensation	840	754
Tax benefit from exercise of stock options	88	376
Excess tax benefit from stock-based compensation	—	(80)
Changes in operating assets and liabilities:
Accounts receivable	6,297	22,012
Unbilled receivables and retentions	3,776	8,567
Inventories	(966)	(162)
Income tax receivable	(1,755)	(745)
Other assets	433	196
Accounts payable	(7,128)	(18,585)
Other liabilities	(21,183)	(13,343)
Net cash (used in) provided by operating activities	(17,770)	1,456
Investing activities
Acquisitions of property and equipment	(2,548)	(2,606)
Net sales of held-to-maturity investments	9,064	19,956
Net sales of available-for-sale investments	175	125
Net cash provided by investing activities	6,691	17,475
Financing activities
Excess tax benefit from stock-based compensation	—	80
Exercise of stock options	69	195
Net cash provided by financing activities	69	275
Net (decrease) increase in cash and cash equivalents	(11,010)	19,206
Cash and cash equivalents at beginning of period	64,220	62,041
Cash and cash equivalents at end of period	$53,210	$81,247

Supplemental disclosure:
Unrealized gains on long-term investments recorded in other comprehensive income, net of deferred taxes of $24 and $2, respectively	$37	$2
Reclassification from share-based liability compensation to equity	$401	$—

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, support and operation of unmanned aircraft systems and efficient energy systems for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 28, 2012 are not necessarily indicative of the results for the full year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2012, included in the Company’s Annual Report on Form 10-K.

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

The reconciliation of diluted to basic shares is as follows:

	Three Months Ended
	July 28, 2012	July 30, 2011
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	21,929,455	21,724,053
Dilutive effect of employee stock options and unvested restricted stock	—	514,064
Denominator for diluted (loss) earnings per share	21,929,455	22,238,117

Due to the net loss for the three months ended July 28, 2012, no shares reserved for issuance upon exercise of stock options, restricted stock units or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.  During the three months ended July 30, 2011, certain shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion for the three months ended July 30, 2011 was approximately 19,000.

Recently Issued Accounting Standards

On May 1, 2012, the Company adopted changes in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The Company elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on the Company’s consolidated financial statements. The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance that indefinitely defers the guidance related to the presentation of reclassification adjustments.

On May 1, 2012, the Company adopted changes in accordance with guidance issued by the FASB to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The new guidance changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	July 28, 2012	April 30, 2012
Short-term investments:
Held-to-maturity securities:
Municipal securities	$63,973	$49,263
U.S. government securities	5,500	27,889
Total short-term investments	$69,473	$77,152
Long-term investments:
Held-to-maturity securities:
Municipal securities	$50,876	$52,261
Available-for-sale securities:
Auction rate securities	6,082	6,196
Total long-term investments	$56,958	$58,457

Held-To-Maturity Securities

At July 28, 2012 and April 30, 2012, the balance of held-to-maturity securities consisted of state and local government municipal securities and U.S. Treasury bills and notes. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 28, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$114,849	$60	$(29)	$114,880
U.S. government securities	5,500	—	—	5,500
Total held-to-maturity investments	$120,349	$60	$(29)	$120,380

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$101,524	$48	$(24)	$101,548
U.S. government securities	27,889	—	(1)	27,888
Total held-to-maturity investments	$129,413	$48	$(25)	$129,436

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at July 28, 2012, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$69,473	$69,503
Due after one year through nine years	50,876	50,877
Total	$120,349	$120,380

Available-For-Sale Securities

As of July 28, 2012, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 7 to 22 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on July 28, 2012 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of July 28, 2012. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of July 28, 2012, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of July 28, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,175	$—	$(1,093)	$6,082
Total available-for-sale investments	$7,175	$—	$(1,093)	$6,082

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,350	$—	$(1,154)	$6,196
Total available-for-sale investments	$7,350	$—	$(1,154)	$6,196

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at July 28, 2012, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,775	$1,646
Due after 10 years	5,400	4,436
Total	$7,175	$6,082

3. Inventories, net

Inventories consist of the following (in thousands):

	July 28, 2012	April 30, 2012
Raw materials	$14,665	$13,969
Work in process	7,417	7,390
Finished goods	25,318	24,934
Inventories, gross	47,400	46,293
Reserve for inventory obsolescence	(2,895)	(2,754)
Inventories, net	$44,505	$43,539

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at July 28, 2012, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,082	$6,082
Total	$—	$—	$6,082	$6,082

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of July 28, 2012.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2012	$6,196
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	61
Purchases, issuances and settlements, net	(175)
Balance at July 28, 2012	$6,082
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at July 28, 2012	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of July 28, 2012, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.4% to 0.8%, estimated redemption periods of 7 to 22 years and discount rates of 7.7% to 18.7%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the original cost of $7.2 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended July 28, 2012 and July 30, 2011 (in thousands):

	Three Months Ended
	July 28,	July 30,
	2012	2011

Beginning balance	$2,872	$1,127
Warranty expense	530	352
Warranty costs incurred	(769)	(433)
Ending balance	$2,633	$1,046

6. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $6.6 million and $5.2 million for the three months ended July 28, 2012 and July 30, 2011, respectively.

7. Income Taxes

For the three months ended July 28, 2012 and July 30, 2011, the Company recorded a (benefit) and provision for income taxes of $(0.7) million and $0.2 million, respectively, yielding an effective tax rate of 33.4% and 35.7%, respectively.  The variance from statutory rates for the three months ended July 28, 2012 was primarily due to research and development tax credits.

8. Segment Data

The Company’s product segments are as follows:

•                                          Unmanned Aircraft Systems (“UAS”) — The UAS segment focuses primarily on the design, development, production, support and operation of innovative UAS that provide situational awareness and other mission effects to increase the security and operational effectiveness of the Company’s customers.

•                                          Efficient Energy Systems (“EES”) — The EES segment focuses primarily on the design, development, production, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended
	July 28,	July 30,
	2012	2011
Revenue:
UAS	$48,806	$52,205
EES	9,871	9,792
Total	58,677	61,997
Gross margin:
UAS	16,050	20,205
EES	3,455	1,510
Total	19,505	21,715
Selling, general and administrative	13,621	13,700
Research and development	8,136	7,586
(Loss) income from operations	(2,252)	429
Interest income	172	78
(Loss) income before income taxes	$(2,080)	$507

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2012.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2013 fiscal year ends on April 30, 2013 and our fiscal quarters end on July 28, 2012, October 27, 2012 and January 26, 2013.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended July 28, 2012 Compared to Three Months Ended July 30, 2011

	Three Months Ended
	July 28,	July 30,
	2012	2011
Revenue:
UAS	$48,806	$52,205
EES	9,871	9,792
Total	58,677	61,997
Gross margin:
UAS	16,050	20,205
EES	3,455	1,510
Total	19,505	21,715
Selling, general and administrative	13,621	13,700
Research and development	8,136	7,586
(Loss) income from operations	(2,252)	429
Interest income	172	78
(Loss) income before income taxes	$(2,080)	$507

Revenue. Revenue for the three months ended July 28, 2012 was $58.7 million, as compared to $62.0 million for the three months ended July 30, 2011, representing a decrease of $3.3 million, or 5%.  UAS revenue decreased by $3.4 million to $48.8 million for the three months ended July 28, 2012, primarily due to a decrease in UAS service revenue of $5.0 million, partially offset by an increase in customer-funded R&D work of $1.5 million and product deliveries of $0.1 million. The decrease in service revenue was primarily due to decreased retrofits of Raven B systems with our Digital Data Link technology.  The increase in customer-funded R&D was due to increased activity related to our Switchblade loitering munition system.  EES revenue increased by $0.1 million to $9.9 million for the three months ended July 28, 2012.  The increase in EES revenue was primarily due to increased installations of passenger electric vehicle charging systems partially offset by a decrease in deliveries of electric vehicle test equipment and industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended July 28, 2012 was $39.2 million, as compared to $40.3 million for the three months ended July 30, 2011, representing a decrease of $1.1 million, or 3%. As a percentage of revenue, cost of sales increased from 65% for the three months ended July 30, 2011 to 67% for the three months ended July 28, 2012. UAS cost of sales increased $0.8 million, or 2%, to $32.8 million for the three months ended July 28, 2012.  As a percentage of revenue, cost of sales for UAS increased from 61% to 67%, primarily due to higher product sustaining costs related to new product features on product deliveries.  EES cost of sales decreased $1.9 million, or 23%, to $6.4 million for the three months ended July 28, 2012. As a percentage of revenue, cost of sales for EES decreased from 85% to 65%, primarily due to lower program costs on an existing Department of Defense development program and lower manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the three months ended July 28, 2012 was $19.5 million, as compared to $21.7 million for the three months ended July 30, 2011, representing a decrease of $2.2 million, or 10%. UAS gross margin decreased $4.2 million, or 21%, to $16.1 million for the three months ended July 28, 2012. As a percentage of revenue, gross margin for UAS decreased from 39% to 33%, primarily due to higher product sustaining costs related to new product features on product deliveries.  EES gross margin increased $1.9 million, or 129%, to $3.5 million for the three months ended July 28, 2012.  As a percentage of revenue, EES gross margin increased from 15% to 35%, primarily due to lower program costs on an existing Department of Defense development program and lower manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the three months ended July 28, 2012 was $13.6 million, or 23% of revenue, compared to SG&A expense of $13.7 million, or 22% of revenue, for the three months ended July 30, 2011.  SG&A expense decreased $0.1 million primarily due to lower marketing and business development costs.

Research and Development. R&D expense for the three months ended July 28, 2012 was $8.1 million, or 14% of revenue, compared to R&D expense of $7.6 million, or 12% of revenue, for the three months ended July 30, 2011.  R&D expense increased $0.5 million primarily due to higher investment in various UAS and EES technology development initiatives.

Interest Income. Interest income for the three months ended July 28, 2012 was $0.2 million compared to interest income of $0.1 million for the three months ended July 30, 2011.

Income Tax Expense. Our effective income tax benefit rate was 33.4% for the three months ended July 28, 2012, as compared to an income tax rate of 35.7% for the three months ended July 30, 2011.  The decrease was primarily due to lower R&D credits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of July 28, 2012 and April 30, 2012, our funded backlog was approximately $98.4 million and $93.2 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $82.1 million and $96.1 million as of July 28, 2012 and April 30, 2012, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the three months ended July 28, 2012 and July 30, 2011 (in thousands):

	Three Months Ended
	July 28, 2012	July 30, 2011
	(Unaudited)
Net cash (used in) provided by operating activities	$(17,770)	$1,456
Net cash provided by investing activities	$6,691	$17,475
Net cash provided by financing activities	$69	$275

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended July 28, 2012 increased by $19.2 million to $17.8 million, compared to net cash provided by operating activities of $1.5 million for the three months ended July 30, 2011. This increase in net cash used in operating activities was primarily due to higher working capital needs of $18.5 million and lower income of $1.7 million, partially offset by higher depreciation expense of $1.0 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $10.8 million to $6.7 million for the three months ended July 28, 2012, compared to net cash provided by investing activities of $17.5 million for the three months ended July 30, 2011. The decrease in net cash provided by investing activities was primarily due to higher net purchases of investments of $10.8 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.2 million to $0.1 million for the three months ended July 28, 2012.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2012.

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

Internal Control over Financial Reporting

On May 1, 2012, we began using a new Enterprise Resource Planning, or ERP, system. As a result, our financial and operating transactions utilize the functionality provided by the new ERP system. This new system was implemented to support the growth of the enterprise and is not in response to any identified deficiency or weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

There were no other changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 28, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2012.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

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

Date: September 5, 2012		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)