Form 10-Q
period 2012-10-27
AeroVironment Inc
filed 2012-12-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 27, 2012

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

As of November 23, 2012, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,416,677.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 27, 2012	April 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$70,770	$64,220
Short-term investments	64,694	77,152
Accounts receivable, net of allowance for doubtful accounts of $1,185 at October 27, 2012 and $921 at April 30, 2012	48,330	56,417
Unbilled receivables and retentions	21,064	27,034
Inventories, net	44,747	43,539
Deferred income taxes	9,508	9,377
Prepaid expenses and other current assets	4,837	4,030
Total current assets	263,950	281,769
Long-term investments	64,798	58,457
Property and equipment, net	22,137	23,515
Deferred income taxes	5,191	5,209
Other assets	230	201
Total assets	$356,306	$369,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,430	$20,213
Wages and related accruals	13,405	19,076
Income taxes payable	1,485	8,788
Customer advances	4,079	5,124
Other current liabilities	6,129	9,898
Liability for uncertain tax positions	606	606
Total current liabilities	41,134	63,705
Wages and other accruals	—	1,203
Deferred rent	909	1,019
Liability for uncertain tax positions	4,026	4,026
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,417,977 at October 27, 2012 and 22,243,903 at April 30, 2012	2	2
Additional paid-in capital	128,614	124,954
Accumulated other comprehensive loss	(667)	(694)
Retained earnings	182,288	174,936
Total stockholders’ equity	310,237	299,198
Total liabilities and stockholders’ equity	$356,306	$369,151

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

Revenue:
Product sales	$52,415	$47,858	$81,105	$77,157
Contract services	27,863	32,514	57,850	65,212
	80,278	80,372	138,955	142,369
Cost of sales:
Product sales	28,215	28,499	48,774	46,371
Contract services	16,427	21,243	35,040	43,653
	44,642	49,742	83,814	90,024
Gross margin	35,636	30,630	55,141	52,345
Selling, general and administrative	13,176	12,240	26,797	25,940
Research and development	9,386	8,816	17,522	16,402
Income from operations	13,074	9,574	10,822	10,003
Other income:
Interest income	162	106	334	184
Income before income taxes	13,236	9,680	11,156	10,187
Provision for income taxes	4,498	3,093	3,804	3,274
Net income	$8,738	$6,587	$7,352	$6,913
Earnings per share data:
Basic	$0.40	$0.30	$0.33	$0.32
Diluted	$0.39	$0.30	$0.33	$0.31
Weighted average shares outstanding:
Basic	22,030,330	21,763,927	21,980,453	21,743,990
Diluted	22,383,791	22,255,943	22,353,434	22,244,697

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

Net income	$8,738	$6,587	$7,352	$6,913
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(10)	41	27	43
Total comprehensive income	$8,728	$6,628	$7,379	$6,956

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 27, 2012	October 29, 2011
Operating activities
Net income	$7,352	$6,913
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,937	4,141
Provision for doubtful accounts	566	246
Deferred income taxes	(130)	(296)
Stock-based compensation	1,642	1,535
Tax benefit from exercise of stock options	1,529	376
Excess tax benefit from stock-based compensation	—	(90)
Changes in operating assets and liabilities:
Accounts receivable	7,521	18,559
Unbilled receivables and retentions	5,970	290
Inventories	(1,208)	(3,298)
Other assets	(836)	(607)
Accounts payable	(4,783)	(11,517)
Other liabilities	(18,772)	(6,481)
Net cash provided by operating activities	4,788	9,771
Investing activities
Acquisitions of property and equipment	(4,559)	(5,484)
Net sales of held-to-maturity investments	5,911	31,623
Net sales of available-for-sale investments	250	225
Net cash provided by investing activities	1,602	26,364
Financing activities
Excess tax benefit from stock-based compensation	—	90
Exercise of stock options	160	323
Net cash provided by financing activities	160	413
Net increase in cash and cash equivalents	6,550	36,548
Cash and cash equivalents at beginning of period	64,220	62,041
Cash and cash equivalents at end of period	$70,770	$98,589

Supplemental disclosure:
Unrealized gains on long-term investments recorded in other comprehensive (loss) income, net of deferred taxes of $17 and $30, respectively	$27	$43
Reclassification from share-based liability compensation to equity	$401	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 27, 2012 are not necessarily indicative of the results for the full year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2012, included in the Company’s Annual Report on Form 10-K.

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

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options, shares of unvested restricted stock and restricted stock units.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Six Months Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,030,330	21,763,927	21,980,453	21,743,990
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	353,461	492,016	372,981	500,707
Denominator for diluted earnings per share	22,383,791	22,255,943	22,353,434	22,244,697

During the three and six months ended October 27, 2012 and October 29, 2011, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended October 27, 2012 and October 29, 2011 was approximately 10,000 and 1,000, respectively. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the six months ended October 27, 2012 and October 29, 2011 was approximately 5,000 and 2,000, respectively.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	October 27, 2012	April 30, 2012
Short-term investments:
Held-to-maturity securities:
Municipal securities	$63,694	$49,263
U.S. government securities	1,000	27,889
Total short-term investments	$64,694	$77,152
Long-term investments:
Held-to-maturity securities:
Municipal securities	$58,808	$52,261
Available-for-sale securities:
Auction rate securities	5,990	6,196
Total long-term investments	$64,798	$58,457

Held-To-Maturity Securities

At October 27, 2012 and April 30, 2012, the balance of held-to-maturity securities consisted of state and local government municipal securities and U.S. Treasury bills and notes. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 27, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$122,502	$51	$(25)	$122,528
U.S. government securities	1,000	—	—	1,000
Total held-to-maturity investments	$123,502	$51	$(25)	$123,528

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

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at October 27, 2012, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$64,694	$64,709
Due after one year through three years	58,808	58,819
Total	$123,502	$123,528

Available-For-Sale Securities

As of October 27, 2012, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 7 to 22 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 27, 2012 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 27, 2012. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of October 27, 2012, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of October 27, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,100	$—	$(1,110)	$5,990
Total available-for-sale investments	$7,100	$—	$(1,110)	$5,990

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,350	$—	$(1,154)	$6,196
Total available-for-sale investments	$7,350	$—	$(1,154)	$6,196

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at October 27, 2012, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,700	$1,565
Due after 10 years	5,400	4,425
Total	$7,100	$5,990

3. Inventories, net

Inventories consist of the following (in thousands):

	October 27, 2012	April 30, 2012
Raw materials	$14,331	$13,969
Work in process	5,830	7,390
Finished goods	28,026	24,934
Inventories, gross	48,187	46,293
Reserve for inventory obsolescence	(3,440)	(2,754)
Inventories, net	$44,747	$43,539

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at October 27, 2012, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$5,990	$5,990
Total	$—	$—	$5,990	$5,990

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of October 27, 2012.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2012	$6,196
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	44
Purchases, issuances and settlements, net	(250)
Balance at October 27, 2012	$5,990
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at October 27, 2012	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of October 27, 2012, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.3% to 0.6%, estimated redemption periods of 7 to 22 years and discount rates of 7.7% to 18.9%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future, allowing the Company to recover the cost of $7.1 million.  The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible other-than-temporary impairment.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 27, 2012 and October 29, 2011 (in thousands):

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011

Beginning balance	$2,633	$1,046	$2,872	$1,127
Warranty expense	678	900	1,208	1,252
Warranty claims settled	(2,052)	(602)	(2,821)	(1,035)
Ending balance	$1,259	$1,344	$1,259	$1,344

6. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $10.4 million and $17.0 million for the three and six months ended October 27, 2012, respectively. Revenue from customer-funded R&D was approximately $4.0 million and $9.2 million for the three and six months ended October 29, 2011, respectively.

7. Income Taxes

For the three and six months ended October 27, 2012, the Company recorded a provision for income taxes of $4.5 million and $3.8 million, respectively, yielding an effective tax rate of 34.0% and 34.1%, respectively.  For the three and six months ended October 29, 2011, the Company recorded a provision for income taxes of $3.1 million and $3.3 million, respectively, yielding an effective tax rate of 32.0% and 32.1%, respectively. The variance from statutory rates for the three and six months ended October 29, 2011 was primarily due to research and development tax credits.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 27,	October 29,	October 27,	October 29,
	2012	2011	2012	2011
Revenue:
UAS	$65,433	$66,931	$114,239	$119,136
EES	14,845	13,441	24,716	23,233
Total	80,278	80,372	138,955	142,369
Cost of sales:
UAS	35,279	39,707	68,035	71,707
EES	9,363	10,035	15,779	18,317
Total	44,642	49,742	83,814	90,024
Gross margin:
UAS	30,154	27,224	46,204	47,429
EES	5,482	3,406	8,937	4,916
Total	35,636	30,630	55,141	52,345
Selling, general and administrative	13,176	12,240	26,797	25,940
Research and development	9,386	8,816	17,522	16,402
Income from operations	13,074	9,574	10,822	10,003
Interest income	162	106	334	184
Income before income taxes	$13,236	$9,680	$11,156	$10,187

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 27, 2012 Compared to Three Months Ended October 29, 2011

	Three Months Ended
	October 27,	October 29,
	2012	2011
Revenue:
UAS	$65,433	$66,931
EES	14,845	13,441
Total	80,278	80,372
Cost of sales:
UAS	35,279	39,707
EES	9,363	10,035
Total	44,642	49,742
Gross margin:
UAS	30,154	27,224
EES	5,482	3,406
Total	35,636	30,630
Selling, general and administrative	13,176	12,240
Research and development	9,386	8,816
Income from operations	13,074	9,574
Interest income	162	106
Income before income taxes	$13,236	$9,680

Revenue. Revenue for the three months ended October 27, 2012 was $80.3 million, as compared to $80.4 million for the three months ended October 29, 2011, representing a decrease of $0.1 million.  UAS revenue decreased by $1.5 million, or 2%, to $65.4 million for the three months ended October 27, 2012, primarily due to a decrease in UAS service revenue of $11.1 million, partially offset by an increase in customer-funded R&D work of $7.7 million and product deliveries of $1.9 million. The decrease in UAS service revenue was primarily due to fewer retrofits of Raven B systems with our Digital Data Link, or DDL, technology.  The increase in customer-funded R&D work was primarily due to additional activity related to the Switchblade program.  EES revenue increased by $1.4 million, or 10%, to $14.8 million for the three months ended October 27, 2012.  The increase in EES revenue was primarily due to increased deliveries of industrial electric vehicle charging systems, offset by fewer deliveries of electric vehicle test equipment.

Cost of Sales. Cost of sales for the three months ended October 27, 2012 was $44.6 million, as compared to $49.7 million for the three months ended October 29, 2011, representing a decrease of $5.1 million, or 10%. As a percentage of revenue, cost of sales decreased from 62% for the three months ended October 29, 2011 to 56% for the three months ended October 27, 2012.  UAS cost of sales decreased $4.4 million, or 11%, to $35.3 million for the three months ended October 27, 2012.  As a percentage of revenue, cost of sales for UAS decreased from 59% to 54%, primarily due to higher absorption of manufacturing and engineering overhead support costs.  EES cost of sales decreased $0.7 million, or 7%, to $9.4 million for the three months ended October 27, 2012. As a percentage of revenue, cost of sales for EES decreased from 75% to 63%, primarily due to lower manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the three months ended October 27, 2012 was $35.6 million, as compared to $30.6 million for the three months ended October 29, 2011, representing an increase of $5.0 million, or 16%. UAS gross margin increased $2.9 million, or 11%, to $30.2 million for the three months ended October 27, 2012. As a percentage of revenue, gross margin for UAS increased from 41% to 46%, primarily due to a higher mix of product deliveries compared to service-related contracts and higher absorption of manufacturing and engineering overhead support costs.  EES gross margin increased $2.1 million, or 61%, to $5.5 million for the three months ended October 27, 2012.  As a percentage of revenue, EES gross margin increased from 25% to 37%, primarily due to a decrease in the sales mix of lower margin products and higher absorption of manufacturing and engineering support overhead costs.

Selling, General and Administrative.  SG&A expense for the three months ended October 27, 2012 was $13.2 million, or 16% of revenue, compared to SG&A expense of $12.2 million, or 15% of revenue, for the three months ended October 29, 2011.

Research and Development. R&D expense for the three months ended October 27, 2012 was $9.4 million, or 12% of revenue, compared to R&D expense of $8.8 million, or 11% of revenue, for the three months ended October 29, 2011.

Interest Income. Interest income for the three months ended October 27, 2012 was $0.2 million compared to interest income of $0.1 million for the three months ended October 29, 2011.

Income Tax Expense. Our effective income tax rate was 34.0% for the three months ended October 27, 2012, as compared to 32.0% for the three months ended October 29, 2011. The increase was primarily due to lower R&D tax credits for the three months ended October 27, 2012.

Six Months Ended October 27, 2012 Compared to Six Months Ended October 29, 2011

	Six Months Ended
	October 27,	October 29,
	2012	2011
Revenue:
UAS	$114,239	$119,136
EES	24,716	23,233
Total	138,955	142,369
Cost of sales:
UAS	68,035	71,707
EES	15,779	18,317
Total	83,814	90,024
Gross margin:
UAS	46,204	47,429
EES	8,937	4,916
Total	55,141	52,345
Selling, general and administrative	26,797	25,940
Research and development	17,522	16,402
Income from operations	10,822	10,003
Interest income	334	184
Income before income taxes	$11,156	$10,187

Revenue. Revenue for the six months ended October 27, 2012 was $139.0 million, as compared to $142.4 million for the six months ended October 29, 2011, representing a decrease of $3.4 million, or 2%.  UAS revenue decreased $4.9 million, or 4%, to $114.2 million for the six months ended October 27, 2012, primarily due to decreased UAS service revenue of $16.0 million, offset by higher customer-funded R&D work of $9.2 million and product deliveries of $2.0 million.  The decrease in UAS service revenue was primarily due to fewer retrofits of Raven B systems with our DDL technology.  The increase in UAS customer-funded R&D revenue was primarily due to increased activity related to the Switchblade program.  EES revenue increased by $1.5 million, or 6%, to $24.7 million for the six months ended October 27, 2012.  The increase in EES revenue was primarily due to increased deliveries of industrial electric vehicle charging systems and passenger electric vehicle charging systems, offset by fewer deliveries of electric vehicle test equipment.

Cost of Sales. Cost of sales for the six months ended October 27, 2012 was $83.8 million, as compared to $90.0 million for the six months ended October 29, 2011, representing a decrease of $6.2 million, or 7%. As a percentage of revenue, cost of sales decreased from 63% for the six months ended October 29, 2011 to 60% for the six months ended October 27, 2012.  UAS cost of sales decreased $3.7 million, or 5%, to $68.0 million for the six months ended October 27, 2012.  As a percentage of revenue, cost of sales for UAS remained at 60%.  EES cost of sales decreased $2.5 million, or 14%, to $15.8 million for the six months ended October 27, 2012. As a percentage of revenue, cost of sales for EES decreased from 79% to 64%, primarily due to a decrease in the sales mix of lower margin products and higher absorption of manufacturing and engineering support overhead costs.

Gross Margin. Gross margin for the six months ended October 27, 2012 was $55.1 million, as compared to $52.3 million for the six months ended October 29, 2011, representing an increase of $2.8 million, or 5%. UAS gross margin decreased $1.2 million, or 3%, to $46.2 million for the six months ended October 27, 2012 primarily due to lower sales volume.  As a percentage of revenue, gross margin for UAS remained at 40%.  EES gross margin increased $4.0 million, or 82%, to $8.9 million for the six months ended October 27, 2012.  As a percentage of revenue, EES gross margin increased from 21% to 36%, primarily due to an increase in the sales mix of industrial electric vehicle charging systems and higher absorption of manufacturing and engineering support overhead costs.

Selling, General and Administrative.  SG&A expense for the six months ended October 27, 2012 was $26.8 million, or 19% of revenue, compared to SG&A expense of $25.9 million, or 18% of revenue, for the six months ended October 29, 2011.

Research and Development. R&D expense for the six months ended October 27, 2012 was $17.5 million, or 13% of revenue, compared to R&D expense of $16.4 million, or 12% of revenue, for the six months ended October 29, 2011.

Interest Income. Interest income for the six months ended October 27, 2012 was $0.3 million compared to interest income of $0.2 million for the six months ended October 29, 2011.

Income Tax Expense. Our effective income tax rate was 34.1% for the six months ended October 27, 2012, as compared to 32.1% for the six months ended October 29, 2011.  The increase was primarily due to lower R&D tax credits for the six months ended October 27, 2012.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 27, 2012 and April 30, 2012, our funded backlog was approximately $90.2 million and $93.2 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $76.6 million and $96.1 million as of October 27, 2012 and April 30, 2012, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products and services, and promoting market acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense and electric vehicle industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. To the extent we require additional funding, we cannot be certain that such funding will be available to us on acceptable terms, or at all.  Although we are currently not a party to any material agreement or letter of intent with respect to potential investment in, or acquisitions of, businesses, services or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 27, 2012 and October 29, 2011 (in thousands):

	Six Months Ended
	October 27, 2012	October 29, 2011
	(Unaudited)
Net cash provided by operating activities	$4,788	$9,771
Net cash provided by investing activities	$1,602	$26,364
Net cash provided by financing activities	$160	$413

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended October 27, 2012 decreased by $5.0 million to $4.8 million, compared to net cash provided by operating activities of $9.8 million for the six months ended October 29, 2011. The decrease in net cash provided by operating activities was primarily due to higher working capital needs of $9.1 million, partially offset by higher depreciation of $1.8 million and higher income of $0.4 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $24.8 million to $1.6 million for the six months ended October 27, 2012, compared to net cash provided by investing activities of $26.4 million for the six months ended October 29, 2011. The decrease in net cash provided by investing activities was primarily due to a net increase in investments of $25.7 million offset by lower acquisitions of property and equipment of $0.9 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.2 million to $0.2 million for the six months ended October 27, 2012, compared to $0.4 million for the six months ended October 29, 2011.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 27, 2012, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: December 4, 2012		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)