Form 10-Q
period 2013-01-26
AeroVironment Inc
filed 2013-03-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 26, 2013

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

As of February 22, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,414,227.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 26, 2013	April 30, 2012
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$63,975	$64,220
Short-term investments	69,811	77,152
Accounts receivable, net of allowance for doubtful accounts of $815 at January 26, 2013 and $921 at April 30, 2012	31,600	56,417
Unbilled receivables and retentions	15,409	27,034
Inventories, net	63,597	43,539
Income tax receivable	8,349	—
Deferred income taxes	9,785	9,377
Prepaid expenses and other current assets	4,283	4,030
Total current assets	266,809	281,769
Long-term investments	60,928	58,457
Property and equipment, net	21,714	23,515
Deferred income taxes	5,180	5,209
Other assets	4,159	201
Total assets	$358,790	$369,151
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,777	$20,213
Wages and related accruals	9,652	19,076
Income taxes payable	—	8,788
Customer advances	5,915	5,124
Other current liabilities	6,877	9,898
Liability for uncertain tax positions	606	606
Total current liabilities	38,827	63,705
Wages and other accruals	—	1,203
Deferred rent	842	1,019
Liability for uncertain tax positions	4,026	4,026
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,417,427 at January 26, 2013 and 22,243,903 at April 30, 2012	2	2
Additional paid-in capital	129,588	124,954
Accumulated other comprehensive loss	(652)	(694)
Retained earnings	186,157	174,936
Total stockholders’ equity	315,095	299,198
Total liabilities and stockholders’ equity	$358,790	$369,151

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012

Revenue:
Product sales	$23,496	$36,645	$104,601	$113,802
Contract services	23,591	35,319	81,441	100,531
	47,087	71,964	186,042	214,333
Cost of sales:
Product sales	14,281	23,587	63,055	69,958
Contract services	13,133	20,944	48,173	64,597
	27,414	44,531	111,228	134,555
Gross margin	19,673	27,433	74,814	79,778
Selling, general and administrative	10,433	12,866	37,230	38,806
Research and development	10,306	7,238	27,828	23,640
(Loss) income from operations	(1,066)	7,329	9,756	17,332
Other income:
Interest income	164	129	498	313
Other income	49	—	49	—
(Loss) income before income taxes	(853)	7,458	10,303	17,645
(Benefit) provision for income taxes	(4,722)	1,714	(918)	4,988
Net income	$3,869	$5,744	$11,221	$12,657
Earnings per share data:
Basic	$0.17	$0.26	$0.51	$0.58
Diluted	$0.17	$0.26	$0.50	$0.57
Weighted average shares outstanding:
Basic	22,142,917	21,797,802	22,035,007	21,761,927
Diluted	22,408,377	22,317,015	22,375,126	22,269,675

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012

Net income	$3,869	$5,744	$11,221	$12,657
Other comprehensive income:
Unrealized gain on investments, net of tax	15	44	42	87
Total comprehensive income	$3,884	$5,788	$11,263	$12,744

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 26, 2013	January 28, 2012
Operating activities
Net income	$11,221	$12,657
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,340	6,418
Provision for doubtful accounts	338	354
Deferred income taxes	(407)	(510)
Unrealized foreign currency gain	(53)	—
Stock-based compensation	2,629	2,319
Tax benefit from exercise of stock options	1,536	664
Excess tax benefit from stock-based compensation	—	(115)
Gain on sale of property and equipment	—	(13)
Changes in operating assets and liabilities:
Accounts receivable	24,479	19,809
Unbilled receivables and retentions	11,625	(2,541)
Inventories	(20,058)	(10,310)
Income tax receivable	(8,349)	—
Other assets	(282)	(441)
Accounts payable	(4,436)	(17,759)
Other liabilities	(21,518)	(5,678)
Net cash provided by operating activities	5,065	4,854
Investing activities
Acquisitions of property and equipment	(6,528)	(9,856)
Proceeds from the sale of property and equipment	—	13
Acquisition of intangible assets	(850)	—
Investment in CybAero AB convertible notes	(3,037)	—
Net redemptions of held-to-maturity investments	4,690	7,965
Net sales of available-for-sale investments	250	225
Net cash used in investing activities	(5,475)	(1,653)
Financing activities
Excess tax benefit from stock-based compensation	—	115
Exercise of stock options	165	508
Net cash provided by financing activities	165	623
Net (decrease) increase in cash and cash equivalents	(245)	3,824
Cash and cash equivalents at beginning of period	64,220	62,041
Cash and cash equivalents at end of period	$63,975	$65,865

Supplemental disclosure:
Unrealized gains on long-term investments recorded in other comprehensive income, net of deferred taxes of $28 and $59, respectively	$42	$87
Reclassification from share-based liability compensation to equity	$401	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 26, 2013 are not necessarily indicative of the results for the full year ending April 30, 2013. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2012, included in the Company’s Annual Report on Form 10-K.

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

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 26, 2013	January 28, 2012	January 26, 2013	January 28, 2012
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,142,917	21,797,802	22,035,007	21,761,927
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	265,460	519,213	340,119	507,748
Denominator for diluted earnings per share	22,408,377	22,317,015	22,375,126	22,269,675

During the three and nine months ended January 26, 2013 and January 28, 2012, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended January 26, 2013 and January 28, 2012 was approximately 6,000 and 22,000, respectively. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the nine months ended January 26, 2013 and January 28, 2012 was approximately 4,000 and 29,000, respectively.

Recently Issued Accounting Standards

On May 1, 2012, the Company adopted changes in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The Company elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on the Company’s consolidated financial statements. The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented, which was indefinitely deferred in December of 2011. In February of 2013, the FASB issued guidance related to the reclassification adjustments and related adoption date, the Company will adopt the guidance regarding reclassification adjustments on May 1, 2013. Other than the change in presentation, the adoption of these changes will have no material impact on the Company’s consolidated financial statements.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	January 26, 2013	April 30, 2012
Short-term investments:
Held-to-maturity securities:
Municipal securities	$69,811	$49,263
U.S. government securities	—	27,889
Total short-term investments	$69,811	$77,152
Long-term investments:
Held-to-maturity securities:
Municipal securities	$54,912	$52,261
Available-for-sale securities:
Auction rate securities	6,016	6,196
Total long-term investments	$60,928	$58,457

Held-To-Maturity Securities

At January 26, 2013 and April 30, 2012, the balance of held-to-maturity securities consisted of state and local government municipal securities and U.S. Treasury bills and notes. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 26, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$124,723	$66	$(14)	$124,775
Total held-to-maturity investments	$124,723	$66	$(14)	$124,775

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

The amortized cost and fair value of the Company’s held-to-maturity securities by contractual maturity at January 26, 2013, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$69,811	$69,842
Due after one year through three years	54,912	54,933
Total	$124,723	$124,775

Available-For-Sale Securities

As of January 26, 2013, the entire balance of available-for-sale securities consisted of four investment grade auction rate municipal bonds with maturities ranging from 7 to 22 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 26, 2013 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 26, 2013. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of January 26, 2013, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of January 26, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,100	$—	$(1,084)	$6,016
Total available-for-sale investments	$7,100	$—	$(1,084)	$6,016

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2012, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$7,350	$—	$(1,154)	$6,196
Total available-for-sale investments	$7,350	$—	$(1,154)	$6,196

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at January 26, 2013, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,700	$1,579
Due after 10 years	5,400	4,437
Total	$7,100	$6,016

3. Inventories, net

Inventories consist of the following (in thousands):

	January 26, 2013	April 30, 2012
Raw materials	$16,448	$13,969
Work in process	18,405	7,390
Finished goods	32,308	24,934
Inventories, gross	67,161	46,293
Reserve for inventory obsolescence	(3,564)	(2,754)
Inventories, net	$63,597	$43,539

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4. Investment in CybAero AB Convertible Notes

During the three months ended January 26, 2013, the Company entered into a subscription agreement to invest in two convertible notes to be issued by CybAero AB (“CybAero”), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles.  Each note is in the amount of 10 million Swedish Kronor (“SEK”) and is convertible into 10 million CybAero shares at the conversion price of 1 SEK per share. The maturity date of the notes is November 30, 2017 and each note bears an annual interest rate of 5%.

As of January 26, 2013, the notes had yet to be registered with the Swedish Companies Registration Office (“SCRO”) and therefore no registered securities had been issued to the Company.  The Company is not entitled to the rights associated with the two convertible notes, including conversion into CybAero shares, until registration occurs with the SCRO.  Upon registration of the notes with the SCRO, the Company can exercise its conversion right at any time through October 31, 2017.  CybAero can prepay the notes with a three month notice to the Company and the Company may exercise its conversion rights during the three month notice.  If certain conditions are satisfied after November 30, 2015, CybAero can require the Company to convert the two notes in their entirety into CybAero shares.

Due to the lack of registration and associated rights with registration, the initial investment amount of approximately $3 million for the two convertible notes is recorded in long-term other assets on the balance sheet as of January 26, 2013.  Subsequent to the balance sheet date of January 26, 2013, the two convertible notes were registered with the SCRO on February 8, 2013.

5. Fair Value Measurements

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 26, 2013, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$6,016	$6,016
Total	$—	$—	$6,016	$6,016

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of January 26, 2013.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2012	$6,196
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	70
Purchases, issuances and settlements, net	(250)
Balance at January 26, 2013	$6,016
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 26, 2013	$—

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of January 26, 2013, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.1% to 0.4%, estimated redemption periods of 7 to 22 years and discount rates of 7.4% to 18.8%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments. Assuming a higher discount rate, a longer estimated redemption period and lower coupon rates would result in a lower fair market value. Conversely, assuming a lower discount rate, a shorter estimated redemption period and higher coupon rates would result in a higher fair market value.

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

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 26, 2013 and January 28, 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012

Beginning balance	$1,259	$1,344	$2,872	$1,127
Warranty expense	500	785	1,708	2,037
Warranty claims settled	(390)	(482)	(3,211)	(1,517)
Ending balance	$1,369	$1,647	$1,369	$1,647

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $11.1 million and $28.1 million for the three and nine months ended January 26, 2013, respectively. Revenue from customer-funded R&D was approximately $5.9 million and $15.1 million for the three and nine months ended January 28, 2012, respectively.

8. Income Taxes

For the three and nine months ended January 26, 2013, the Company recorded a benefit for income taxes of $4.7 million and $0.9 million, respectively, yielding an effective benefit tax rate of 553.6%  and 8.9%, respectively.  For the three and nine months ended January 28, 2012, the Company recorded a provision for income taxes of $1.7 million and $5.0 million, respectively, yielding an effective tax rate of 23.0% and 28.3%, respectively. The variance from statutory tax rates for the three and nine months ended January 26, 2013 was primarily due to federal research and development tax credits.  The variance from statutory rates for the three and nine months ended January 28, 2012 was primarily due to federal research and development tax credits.

9. Changes in Accounting Estimates

At the balance sheet date of January 26, 2013, the Company revised its estimate of its annual incentive bonus plan accrual and as a result reversed expense recorded previously in the current year.   The change in estimate was a result of the Company projecting that thresholds in the annual incentive bonus plan will not be met.  The change in estimate resulted in a cumulative catch-up adjustment to increase income from continuing operations and net income in the amount of $4.3 million.  The impact on basic earnings per share for the three and nine months ended January 26, 2013 was an increase of  $0.19 and $0.20 per share, respectively. The impact on diluted earnings per share for the three and nine months ended January 26, 2013 was $0.19 per share.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Also at the balance sheet date of January 26, 2013, the Company revised its estimate of its annual effective income tax rate and as a result reversed income tax expense recorded previously in the current year.  The change in estimate was a result of the Company projecting lower than anticipated financial performance for the full fiscal year ending April 30, 2013.  The change in estimate did not have an impact on income from continuing operations.  The change in estimate resulted in a cumulative catch-up adjustment to increase net income in the amount of $2.9 million.  The impact on basic and diluted earnings per share for the three and nine months ended January 26, 2013 was an increase of  $0.13 per share.

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

The segment results are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	January 26,	January 28,	January 26,	January 28,
	2013	2012	2013	2012
Revenue:
UAS	$37,665	$57,247	$151,904	$176,383
EES	9,422	14,717	34,138	37,950
Total	47,087	71,964	186,042	214,333
Cost of sales:
UAS	20,585	34,096	88,620	105,803
EES	6,829	10,435	22,608	28,752
Total	27,414	44,531	111,228	134,555
Gross margin:
UAS	17,080	23,151	63,284	70,580
EES	2,593	4,282	11,530	9,198
Total	19,673	27,433	74,814	79,778
Selling, general and administrative	10,433	12,866	37,230	38,806
Research and development	10,306	7,238	27,828	23,640
(Loss) income from operations	(1,066)	7,329	9,756	17,332
Interest income	164	129	498	313
Other income	49	—	49	—
(Loss) income before income taxes	$(853)	$7,458	$10,303	$17,645

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 26, 2013 Compared to Three Months Ended January 28, 2012

	Three Months Ended
	January 26,	January 28,
	2013	2012
Revenue:
UAS	$37,665	$57,247
EES	9,422	14,717
Total	47,087	71,964
Cost of sales:
UAS	20,585	34,096
EES	6,829	10,435
Total	27,414	44,531
Gross margin:
UAS	17,080	23,151
EES	2,593	4,282
Total	19,673	27,433
Selling, general and administrative	10,433	12,866
Research and development	10,306	7,238
(Loss) income from operations	(1,066)	7,329
Interest income	164	129
Other income	49	—
(Loss) income before income taxes	$(853)	$7,458

Revenue. Revenue for the three months ended January 26, 2013 was $47.1 million, as compared to $72.0 million for the three months ended January 28, 2012, representing a decrease of $24.9 million, or 35%.  UAS revenue decreased by $19.6 million, or 34%, to $37.7 million for the three months ended January 26, 2013, primarily due to lower UAS product deliveries of $10.2 million and lower service revenue of $15.2 million, offset by higher customer-funded R&D revenue of $5.8 million. The decrease in UAS product deliveries and service revenue was primarily due to decreased deliveries of small unmanned aircraft systems and related support services.  The increase in customer-funded R&D revenue was primarily due to reimbursement of costs on the Global Observer Joint Capability Technology Demonstration contract.  EES revenue decreased by $5.3 million, or 36%, to $9.4 million for the three months ended January 26, 2013.  The decrease in EES revenue was primarily due to decreased deliveries of passenger electric vehicle charging systems, electrical vehicle test systems and industrial fast charge systems.

Cost of Sales. Cost of sales for the three months ended January 26, 2013 was $27.4 million, as compared to $44.5 million for the three months ended January 28, 2012, representing a decrease of $17.1 million, or 38%. As a percentage of revenue, cost of sales decreased from 62% to 58%. UAS cost of sales decreased $13.5 million, or 40%, to $20.6 million for the three months ended January 26, 2013, primarily due to lower sales volume.  As a percentage of revenue, cost of sales for UAS decreased from 60% to 55% due to lower manufacturing and engineering overhead support costs.  EES cost of sales decreased $3.6 million, or 35%, to $6.8 million for the three months ended January 26, 2013.  As a percentage of revenue, cost of sales for EES increased from 71% to 72%, primarily due to lower sales volume.

Gross Margin. Gross margin for the three months ended January 26, 2013 was $19.7 million, as compared to $27.4 million for the three months ended January 28, 2012, representing a decrease of $7.8 million, or 28%. UAS gross margin decreased $6.1 million, or 26%, to $17.1 million for the three months ended January 26, 2013 primarily due to lower sales volume.  As a percentage of revenue, gross margin for UAS increased from 40% to 45% due to lower manufacturing and engineering overhead support costs.  EES gross margin decreased $1.7 million, or 39%, to $2.6 million for the three months ended January 26, 2013 primarily due to lower sales volume.  As a percentage of revenue, EES gross margin decreased from 29% to 28%.

Selling, General and Administrative.  SG&A expense for the three months ended January 26, 2013 was $10.4 million, or 22% of revenue, compared to SG&A expense of $12.9 million, or 18% of revenue, for the three months ended January 28, 2012.  SG&A expense decreased by $2.4 million primarily due to lower accrued incentive compensation as a result of not achieving anticipated financial performance.

Research and Development. R&D expense for the three months ended January 26, 2013 was $10.3 million, or 22% of revenue, compared to R&D expense of $7.2 million, or 10% of revenue, for the three months ended January 28, 2012.  The increase was primarily due to the procurement of government property associated with Global Observer.

Interest Income. Interest income for the three months ended January 26, 2013 was $0.2 million, as compared to $0.1 million for the three months ended January 28, 2012.

Income Tax Benefit. Our effective income tax benefit rate was 553.6% for the three months ended January 26, 2013, as compared to an income tax expense rate of 23.0% for the three months ended January 28, 2012.  The decrease is primarily due to higher federal R&D tax credits and lower taxable income.

Nine Months Ended January 26, 2013 Compared to Nine Months Ended January 28, 2012

	Nine Months Ended
	January 26,	January 28,
	2013	2012
Revenue:
UAS	$151,904	$176,383
EES	34,138	37,950
Total	186,042	214,333
Cost of sales:
UAS	88,620	105,803
EES	22,608	28,752
Total	111,228	134,555
Gross margin:
UAS	63,284	70,580
EES	11,530	9,198
Total	74,814	79,778
Selling, general and administrative	37,230	38,806
Research and development	27,828	23,640
Income from operations	9,756	17,332
Interest income	498	313
Other income	49	—
Income before income taxes	$10,303	$17,645

Revenue. Revenue for the nine months ended January 26, 2013 was $186.0 million, as compared to $214.3 million for the nine months ended January 28, 2012, representing a decrease of $28.3 million, or 13%.  UAS revenue decreased $24.5 million, or 14%, to $151.9 million for the nine months ended January 26, 2013, primarily due to decreased UAS service revenue of $31.3 million and lower product deliveries of $8.2 million, offset by higher customer-funded R&D work of $15.0 million.  The decrease in UAS product deliveries and service revenue was primarily due to decreased deliveries of small unmanned aircraft systems and related support services, including Digital Data Link retrofits.  The increase in UAS customer-funded R&D revenue was primarily due to increased activity related to Switchblade .  EES revenue decreased by $3.8 million, or 10%, to $34.1 million for the nine months ended January 26, 2013.  The decrease in EES revenue was primarily due to decreased deliveries of electric vehicle test systems and passenger electric vehicle charging systems, offset by increased deliveries of industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the nine months ended January 26, 2013 was $111.2 million, as compared to $134.6 million for the nine months ended January 28, 2012, representing a decrease of $23.3 million, or 17%.  As a percentage of revenue, cost of sales decreased from 63% to 60%.  UAS cost of sales decreased $17.2 million, or 16%, to $88.6 million for the nine months ended January 26, 2013, primarily due to lower sales volume.  As a percentage of revenue, cost of sales for UAS decreased from 60% to 58%.  EES cost of sales decreased $6.1 million, or 21%, to $22.6 million for the nine months ended January 26, 2013, primarily due to decreased sales volume.  As a percentage of revenue, cost of sales for EES decreased from 76% to 66%, primarily due to a favorable product mix and lower manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the nine months ended January 26, 2013 was $74.8 million, as compared to $79.8 million for the nine months ended January 28, 2012, representing a decrease of $5.0 million, or 6%.  UAS gross margin decreased $7.3 million, or 10%, to $63.3 million for the nine months ended January 26, 2013 due to lower sales volume.  As a percentage of revenue, gross margin for UAS increased from 40% to 42%.  EES gross margin increased $2.3 million, or 25%, to $11.5 million for the nine months ended January 26, 2013, primarily due to a lower sales mix of lower margin products and lower manufacturing and engineering support overhead costs .  As a percentage of revenue, EES gross margin increased from 24% to 34%, primarily due to a favorable product mix and lower manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the nine months ended January 26, 2013 was $37.2 million, or 20% of revenue, compared to SG&A expense of $38.8 million, or 18% of revenue, for the nine months ended January 28, 2012.  SG&A expense decreased by $1.6 million primarily due to lower accrued incentive compensation as a result of not achieving anticipated financial performance.

Research and Development. R&D expense for the nine months ended January 26, 2013 was $27.8 million, or 15% of revenue, compared to R&D expense of $23.6 million, or 11% of revenue, for the nine months ended January 28, 2012.  The increase was primarily due to the procurement of government property associated with Global Observer.

Interest Income. Interest income for the nine months ended January 26, 2013 was $0.5 million, compared to interest income of $0.3 million for the nine months ended January 28, 2012.

Income Tax Benefit. Our effective income tax benefit rate was 8.9% for the nine months ended January 26, 2013, as compared to an effective income tax expense rate of 28.3% for the nine months ended January 28, 2012.  The decrease was primarily due to higher federal R&D tax credits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 26, 2013 and April 30, 2012, our funded backlog was approximately $70.5 million and $93.2 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $76.6 million and $96.1 million as of January 26, 2013 and April 30, 2012, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 26, 2013 and January 28, 2012 (in thousands):

	Nine Months Ended
	January 26, 2013	January 28, 2012
	(Unaudited)
Net cash provided by operating activities	$5,065	$4,854
Net cash used in investing activities	$(5,475)	$(1,653)
Net cash provided by financing activities	$165	$623

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 26, 2013 increased by $0.2 million to $5.1 million, compared to net cash provided by operating activities of $4.9 million for the nine months ended January 28, 2012. This increase in net cash provided by operating activities was primarily due to higher depreciation and amortization of $1.9 million, a higher tax benefit from stock-based compensation of $1.0 million and higher stock-based compensation of $0.3 million, partially offset by higher working capital of $1.6 million and lower net income of $1.4 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $3.8 million to $5.5 million for the nine months ended January 26, 2013, compared to net cash used in investing activities of $1.7 million for the nine months ended January 28, 2012. The increase in net cash used in investing activities was primarily due to higher net purchases of investments of $6.3 million, including the $3.0 million investment in CybAero AB convertible notes and the acquisition of intangible assets for $0.9 million, partially offset by lower acquisitions of property and equipment of $3.3 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.4 million to $0.2 million for the nine months ended January 26, 2013, compared to $0.6 million for the nine months ended January 28, 2012.  During the nine months ended January 26, 2013, we received net proceeds from stock option exercises of $0.2 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 26, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: March 5, 2013		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)