Form 10-K
period 2013-04-30
AeroVironment Inc
filed 2013-06-26
CIK 1368622

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2013
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐    No ☒

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No ☐

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 27, 2012 was approximately $422.9 million.

         As of June 7, 2013, the issuer had 22,614,315 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2013, are incorporated by reference into Part III of this Form 10-K.

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

Item 1.    Business.

  Overview

        We design, develop, produce, support and operate a technologically-advanced portfolio of products and services. We supply unmanned aircraft systems, or UAS, tactical missile systems and related services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles, or EVs, and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers in each segment of our business and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation, conversion, and storage systems, high-density energy packaging, miniaturization, digital data links, aircraft payloads, controls integration, systems integration and engineering optimization coupled with professional field service capabilities.

        Our UAS business segment focuses primarily on the design, development, production, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

  Our Strategy

        As a technology solutions provider, our strategy is to develop innovative, safe and reliable new solutions that enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of competing in existing markets against large, incumbent competitors that may possess advantages in scope, scale and relationships.

        We intend to grow our business by maintaining market leadership in UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems, and by creating new solutions that enable us to enter and lead new markets. Key components of this strategy include the following:

                Expand the sale of our existing solutions to current and new customers.    Our small UAS, electric vehicle charging systems and power cycling and test systems are leading solutions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations, other government agencies and first responders. We believe that the broad adoption of our small UAS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications will help to create opportunities beyond the military market we currently serve. We similarly intend to increase the penetration of our electric vehicle charging systems and services, and our power cycling and test systems, into existing and new customer segments globally.

                Deliver innovative new solutions.    Customer-focused innovation is the primary driver of our growth. We plan to continue internal and customer-funded research and development efforts to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe that by continuing to invest in and secure customer funding for research and development we will continue to deliver innovative new products and services that address market needs within and outside of our current target markets, enabling us to create new opportunities for growth.

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

                Effectively manage our growth portfolio.    Our production and development programs and services provide us with numerous investment opportunities that we believe will support our long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of all other investment opportunities to determine its relative priority. This process informs decisions we make regarding potential growth capital requirements and ensures that we allocate resources based on relative risks and returns to maximize long-term return on investment, which is a key element of our growth strategy.

  Customers

        We sell the majority of our UAS and tactical missile systems and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command and Air Force. Our EES business segment generates revenue from commercial, consumer and, to a lesser extent, government customers.

        During our fiscal year ended April 30, 2013, approximately 43% of our sales were made to the U.S. Army pursuant to orders made under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 27% of our sales revenue, while purchases by foreign, commercial customers and consumers accounted for the remaining 30% of sales revenue during our fiscal year ended April 30, 2013.

  Technology, Research and Development

    Technological Competence and Intellectual Property

        The innovations developed by our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world's highest flying airplane in level flight, Helios™, a solar-powered unmanned aircraft system that reached over 96,000 feet in 2001; and, more recently, Global Observer, the world's first liquid hydrogen-fuelled unmanned aircraft system and the Nano Hummingbird™, the world's first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight. The Smithsonian Institution has selected seven vehicles developed by us or our founder for its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop innovative new solutions.

        Our company was founded by the late Dr. Paul B. MacCready, the former Chairman of our board of directors and an internationally renowned innovator who was instrumental in establishing our entrepreneurial and creative culture. This culture has consistently enabled us to attract and retain highly-motivated, talented employees and has established our reputation as an innovative leader in the industries in which we compete.

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

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2013, we had 97 U.S. patents issued; 75 U.S. patent applications pending; 51 active Patent Cooperation Treaty applications; and numerous foreign patents and applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

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

    Research, Development and Commercialization Projects

        A core component of our business strategy is the development and commercialization of innovative solutions that we believe can become new products or services and enable us to enter large new markets or accelerate the growth of our current products and services. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

        For the fiscal years ended April 30, 2013, 2012 and 2011, our internal research and development spending amounted to 15%, 10% and 12%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 16%, 9% and 12%, respectively, of our revenue.

  Sales and Marketing

        Our marketing strategy is based on developing leadership positions in new markets through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve successful adoption of our solutions. Once we establish a market position we work to maintain our leadership position while growing our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have U.S. registered trademarks for AeroVironment, EV Solutions, PosiCharge, PosiNet, Global Observer, Raven, Wasp, Qube and Switchblade, and have submitted several other applications for trademark registration.

    International Sales

        We are increasing our sales efforts abroad and have contracted with international sales representatives for our business segments in a number of foreign markets. Our international sales accounted for approximately 15%, 5% and 7%, of our revenue for the fiscal years ended April 30, 2013, 2012 and 2011, respectively.

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

  Contract Engineering Services

        We actively pursue internally and externally funded projects that help us to strengthen our technological capabilities. Our UAS business segment submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our EES business segment represent a strategic source of innovation for us, and a portion of our business involves providing advanced battery module and pack testing services to automotive and battery manufacturers in support of their electric and hybrid electric vehicle development and production programs. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

  Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2013	2012	2011
Fixed-price contracts	75%	76%	69%
Cost-reimbursable contracts	25%	23%	30%
Time-and-materials contracts	0%	1%	1%

  Employees

        As of April 30, 2013, we had 768 full-time employees, of whom 262 were in research and development and engineering, 109 were in sales and marketing, 248 were in operations and 149 were general and administrative personnel. We believe that we have a good relationship with our employees.

  Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2013 and 2012, our funded backlog was approximately $59.4 million and $93.2 million, respectively. We expect that approximately 91% of our funded backlog will be filled during our fiscal year ending April 30, 2014.

        In addition to our funded backlog, we had unfunded backlog of $76.6 million and $96.1 million as of April 30, 2013 and 2012, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

  Unmanned Aircraft Systems

        Our UAS business segment addresses the increasing economic and security value of network-centric ISR and communications with innovative UAS and tactical missile system solutions.

    Industry Background

      Small UAS

        The market for small UAS has grown significantly over the last decade, initially due to the U.S. military's post-Cold War transformation, and now more directly from the demands associated with the global threat environment. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Sky Warrior, Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE and Puma, serve as integral components of this transforming military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Small UAS can provide real-time observation and communication capabilities to the small units who control them. As we explore opportunities to develop new markets for our small UAS, such as border surveillance, law enforcement, first response and infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications once rules are established for their safe and effective operation in each country's national airspace system.

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

      Tactical Missile Systems

        The development of weapons capable of rapid deployment and precision strike while minimizing the risk to surrounding civilians, property and operators accelerated in recent years due to advances in enabling technologies. Weapons such as laser-guided missiles, "smart" bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a target, their ability to deploy and use a precision weapon system quickly and easily can mean the difference between mission success and failure. Embedding a lethal payload into a remotely piloted, man-portable delivery system could provide warfighters with a valuable and more cost-effective alternative to existing airborne and land-based missile systems.

    Our UAS Solutions

      Small UAS Products

        Our small UAS, including Raven, Wasp AE, Puma and Shrike, are designed to provide valuable ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points and also provide for manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, user interface. All of our small UAS currently in production operate from our common ground control system.

        All of our small UAS are designed to be man-portable, assembled without tools in less than five minutes and launched and operated by one or two people, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by replaceable modular battery packs that can be swapped out quickly, enabling rapid return to flight. All of our small UAS, other than Switchblade, which we consider a tactical missile system, are designed to be reusable and can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

        In military applications, our small UAS enable tactical commanders to observe around the next corner, to the next intersection or past the ridgeline in real-time. This information facilitates faster, safer movement through urban, rural and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet above ground level, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets directly to warfighters.

        Our small UAS offerings also include spare equipment, alternative payload modules, batteries, chargers, repair services and customer support. We provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

        Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand-held ground control system and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Puma	9.2	13.0	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	9.0	120
Raven	4.5	4.5	Vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6.0	90
Wasp AE	3.3	2.8	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3.0	50
Shrike	3.0	5.5	Vertical takeoff and landing	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	5.0	40

(1)
Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our Digital Data Link, or DDL relay can extend range significantly.

        The ground control system serves as the primary interface between the operator and the aircraft, and allows the operator to control the direction, speed and altitude of the aircraft as well as view the visual information generated by the aircraft through real-time, streaming video. Our ground control system interfaces with each of our air vehicles, except Qube, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers' hands.

        The Qube is an unmanned aircraft system tailored to the needs of first response professionals such as law enforcement, search and rescue and fire department personnel. Based on the Shrike platform, the Qube incorporates a simplified touch screen interface to control the system and view the information produced by the air vehicle's onboard sensors. Portable and easy to assemble, operate and stow, the Qube is designed to provide rapid airborne information within one kilometer of its launch point in situations where time is short and risk is high.

        During fiscal 2013 we began deploying new miniature gimbaled sensor payloads with mechanical pan, tilt and zoom capabilities that integrate both electro-optical and infrared sensors into a single payload for our Raven system. Part of a new line of miniature gimbaled products, these sensor payloads provide small UAS operators with enhanced observation and target tracking functionality. Our DDL is now integrated into Puma, Raven and Wasp AE, Shrike and Qube systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can operate in a given area. Additionally, our DDL enables each air vehicle to operate as an Internet-Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability enables beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

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

      UAS Mission Services

        Customers who require the information generated by our small UAS but who may not wish to purchase, operate and support the equipment themselves can contract with us for turnkey mission services. We deploy qualified operators to locations around the world to provide UAS-generated reconnaissance video and other information to support numerous types of missions.

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

        We supply our UAS products and services to multiple customers in the United States and beyond. We had delivered approximately 84% of the U.S. Army's acquisition objective for new Raven small UAS, which totals 2,358 systems, as of April 30, 2013. For the fiscal years ended April 30, 2013, 2012 and 2011, our UAS segment products and services accounted for 81%, 84% and 85%, respectively, of our revenue.

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

  •
  system integration and optimization.

Three of our UAS development initiatives are described below:

            Global Observer.    Global Observer is our high-altitude, long-endurance unmanned aircraft system under development to address the critical need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. Each Global Observer aircraft is designed to operate at up to 65,000 feet for up to a week before landing. A complete system would include at least two aircraft, one flying over a designated area and the other in preparation for takeoff or in transit to or from the designated area, which would alternate positions approximately every week to maintain an uninterrupted presence. Global Observer is the continuation of years of research with both our own and U.S. government development funding. The system has been developed and tested under a three-and-one-half-year joint capabilities technology demonstration program, or JCTD, sponsored by several agencies of the U.S. government. We expect the efficiency and endurance of this unmanned aircraft system, three to four times the longest flight time of existing payload-capable fixed-wing aerial options, to provide for dramatically lower operating and total life cycle costs for missions where long distance persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a 12-mile-high, redeployable satellite, providing a potential footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

            The first Global Observer aircraft developed in the JCTD successfully completed extensive ground testing and then eight test flights at Edwards Air Force Base in California between August 2010 and March 2011, the last three flights using its liquid hydrogen-fuelled propulsion system. More than 18 hours into its ninth flight, after reaching 30,000 feet altitude, the aircraft experienced a mishap that resulted in it impacting the ground on an uninhabited portion of the base and being damaged beyond repair. Our internal analysis quickly determined the cause of the mishap and we subsequently developed and successfully tested a solution designed to prevent it from happening in the future.

            Tier II Unmanned Aircraft System.    We are expanding our family of UAS to include a tier II unmanned helicopter that is capable of longer duration, higher altitude and carrying heavier payloads, to address an unmet and growing market opportunity. Our supplier provides the base aircraft that we then modify significantly to serve the needs of our target markets. We believe this offering will enhance our value proposition to customers through more capable mission services as well as hardware sales, both as a stand-alone solution and combined with our small UAS. Our tier II unmanned helicopter will be the only such aircraft that can be operated from our portable and interoperable common ground control system, providing a level of portability, flexibility and ease of use not available elsewhere.

            Miniature DDL module.    Our digital data link (DDL) is now incorporated into each product within our family of small UAS and has been integrated into other unmanned aircraft systems for testing and demonstration purposes. As small and lightweight as DDL is, we developed a smaller DDL module to enable a broad range of devices and users to benefit from its flexible, low cost and rapidly deployable nature. With our miniature DDL module, users of devices such as smart phones can participate in secure DDL-enabled data networks on an ad hoc basis. We believe that this innovation will expand our presence into the tactical communication market.

          UAS Sales and Marketing

        We organize our U.S. UAS business development team members by customer and product and have team members located where they are in close proximity to the customers they support, where possible. Our program managers are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to enhance our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

          UAS Manufacturing and Operations

        We have successfully developed the manufacturing infrastructure to produce UAS products at high rates, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low-rate production of our stratospheric persistent UAS, Global Observer. Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and lever our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems, and process control methodologies for a high volume, efficient production system. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. This ISO 9001:2008 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2008 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments. Our 105,000 square foot facility housing the Global Observer program is equipped with specialized testing and production capabilities to enable low rate production of this unique system.

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

        The market for high altitude long endurance UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Qinetiq Group PLC, Aurora Flight Sciences Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation.

        The market for UAS mission services includes some of the companies competing in the small UAS market as well as companies focused on delivering services as opposed to developing and producing their own UAS. UAS manufacturers such as The Boeing Company's Insitu Business and Textron Inc.'s AAI Corporation currently provide UAS mission services to military customers. Other companies such as ISR Group Inc., Dyncorp International LLC and VT Group plc focus on providing services including those employing UAS.

        The market for Tactical Missile Systems is in an early stage of development, but is evolving rapidly. Potential competitors in this market include Textron Inc. and Lockheed Martin Corporation.

        The market for tier II unmanned helicopters includes Schiebel Corporation's CamCopter S-100, Indra Sistemas, S.A.'s Pelicano, Saab AB's Skeldar V-200 and Yamaha Corporation's RMAX.

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

        IDIQ and IDIQ-type contracts typically have multi-year terms and unfunded ceiling amounts that enable, but do not commit, the U.S. government to purchase substantial amounts of products and services from one or more contractors.

        Efficient Energy Systems

        Our EES business segment addresses the increasing economic, environmental and energy security value of electric transportation with solutions for developing, manufacturing and charging electric vehicles.

          Industry Background

            Electric Vehicle Charging Systems

        Plug-in electric (PEV) and advanced hybrid electric vehicles (HEV) require on-board battery packs to provide the electricity that powers their operation. These battery packs vary in chemistry, size, weight, shape, and energy storage capacity. As drivers operate electric vehicles, their battery packs discharge electricity similar to the way an internal combustion vehicle's gasoline tank supplies fuel to the engine as it is driven. Upon discharging the battery pack, the driver of an electric vehicle must either replace it with a fully charged pack, if it is removable, or recharge the pack while it remains in the vehicle. Because of the differences in battery sizes and composition, as well as the manner in which each vehicle is operated, a variety of charging systems exist to support these vehicles. These charging systems range from relatively slow charging devices that require many hours to completely recharge a battery pack to very fast chargers that can do so in minutes.

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

        In response to these factors numerous automotive manufacturers around the world are developing and introducing modern plug-in electric vehicles, or PEVs, for everyday consumer and fleet transportation. Vehicles in this class incorporate battery electric drive systems either in a dedicated format in which an onboard battery pack supplies electricity to one or more electric motors, or in an advanced hybrid design, in which an onboard battery pack provides electricity to an electric motor, and a small onboard internal combustion engine recharges the battery as needed. A PEV requires that its battery pack be recharged from an external power source or be replaced with a fully charged battery pack. An advanced hybrid EV does not require recharging from an external power source because an onboard gasoline powered internal combustion engine recharges the battery pack, but using an external power source can minimize gasoline consumption and vehicle carbon emissions.

        Most EVs will likely be recharged using external systems installed at home, work and at public places such as shopping centers, supermarkets, highway rest stops, and locations similar to gasoline refueling stations. With a growing number of new consumer electric vehicle models now deployed, and additional models scheduled to follow, there exists a need for the implementation of charging infrastructure to enable their safe, reliable and practical recharging.

        The rate at which a passenger electric vehicle battery pack can be recharged depends on a number of factors including battery type, size, ambient temperature, the capacity of the vehicle's onboard controller to convert electricity to the proper format for storage in a battery pack, its ability to receive high current charging and the amount of power available. Electric vehicle charging systems may be segmented into three general categories.

Level	Infrastructure Requirement	Recharge Time
Level 1	Power cord with safety features that plugs into a dedicated 120-volt AC outlet	Capable of slow recharge that could require up to 24 hours or more for certain battery packs
Level 2, known as Electric Vehicle Supply Equipment	Requires professional installation of a dedicated 240-volt AC circuit	Capable of fully recharging most battery packs in four to eight hours
Level 3, DC or fast/quick charge	Typically requires installation onto a three-phase, 480-volt AC circuit	Capable of fully recharging battery packs designed to accept such a charge in minutes

        We believe that broad adoption of passenger electric vehicles will require a mix of these types of charging systems, distributed so as to make them accessible to drivers when and where they need them. The adoption of passenger electric vehicles also necessitates supporting services, such as: experienced electrical assessment and installation, the integration of PEVs and charging systems into smart grids and the ability to monitor and manage the use of electricity and provide for various payment methods and plans such as subscription and credit card point-of-sale.

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

          Our EES Solutions

            EES Products

        Our EES business segment produces electric transportation and industrial productivity solutions for commercial, consumer and government customers, develops new potential electric transportation solutions and performs contract engineering services. These solutions consist of: electric vehicle charging systems, services and related solutions for plug-in passenger and fleet vehicles, PosiCharge industrial electric vehicle charging systems for electric material handling vehicles and airport ground support equipment, and power cycling and test systems for developers and manufacturers of EVs as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2013, 2012 and 2011, EES sales accounted for 19%, 16% and 15%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base and the increasing adoption of electric vehicles will support increased penetration into target markets.

              Passenger and Fleet Electric Vehicle Charging Systems

        In response to automakers' plans to introduce plug-in EVs (PEVs) and broader trends favoring electric transportation, we have developed solutions to support the adoption and use of PEVs from nearly every major automaker and many startups worldwide. Our initial EV charging technology emerged from our development of the GM Impact, the first modern EV. Over two decades we improved the technology, deployed it to industrial markets, and adapted it for the current generation of EVs. We believe that most EV drivers will charge their vehicles overnight at their homes. Those without a charging location at home or who make trips beyond the range of their vehicle's battery pack will require public charging infrastructure. Our strategy is to offer a full solution of charging infrastructure, including overnight home chargers, public chargers, public fast chargers, installation services, data collection systems and communications through multiple wired and wireless data communications options. We offer an integrated solution designed to enable the broad adoption and the practical use of plug-in electric and hybrid electric vehicles. From home charging to "pay at the pump" fast charging in minutes, our goal is to enable drivers to use electric vehicles as practical alternatives to gasoline-powered automobiles.

        A component of our strategy is to develop relationships across multiple channels that lever our strengths and provide complementary pathways to market. We have announced several such agreements to date with leading auto manufacturers, electric utilities and state and municipal governments.

        We believe these early successes represent a valuable position from which to expand our charging infrastructure footprint in the United States and globally. We continue to work in the United States and internationally with automakers, utilities and government agencies at multiple levels as well as with private industry to explore business models and to promote our solutions.

        In addition to the thousands of the "Level 2" charging systems we have deployed in North America, we have also begun to deploy PEV fast charging systems, which we view as a powerful tool that can help enable the broader adoption of PEVs in two main categories:

          •
          Passenger Electric Vehicles.  A network of fast charging stations would ensure that EV drivers have access to a complete battery recharge in minutes, and that advanced plug-in hybrid EV drivers could drive more miles in electric mode, thereby reducing emissions and consuming less gasoline or diesel, which are typically significantly more expensive than electricity.

          •
          Fleet Electric Vehicles.  Fleet PEVs could come in multiple vehicle types and duty cycles, from inner-city taxis and buses to medium range delivery vans and utility repair vehicles. A few fast charging systems installed in a maintenance yard or networks of systems in cities could help fleet operators maintain throughput while reducing emissions and fuel expenses.

              Passenger and Fleet Electric Vehicle Charging Services

        We have created a nationwide network of licensed electrical contracting firms to provide installation and repair services for our growing footprint of passenger and fleet electric vehicle charging systems. We identify, qualify, select, train, certify and monitor the performance of these contractors and equip them with proprietary tools, expertise and web-based information systems to facilitate the successful installation and support of our charging systems as this market opportunity grows. Our 24-hour customer service center provides support to answer customer inquiries and promote a high level of customer satisfaction.

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

        We project that PosiCharge system customers typically begin to realize cost savings when compared to battery changing within the first 12 months of operation. Operators of large fleets of electric industrial vehicles who use PosiCharge systems in multiple settings, including factories, distribution centers, cold storage facilities and airport tarmacs, include Ford Motor Company, United Airlines, Inc., Southwest Airlines, Nestle Foods, Total Logistics Control and IKEA.

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

              Power Cycling and Test Systems

        We supply a line of power cycling and test systems to research and development organizations that focus on electric propulsion systems, electric generation systems and electricity storage systems. Customers employ these systems to test batteries, electric motors, electric and hybrid drivetrains and fuel cell systems.

        Our line of DC test systems has the flexibility to perform a variety of electric load tests. With a full power range (+/-5kW to +/-800kW) of bi-directional DC equipment, our power cycling and test systems can handle a wide variety of DC supply or load requirements—from lead acid to the latest lithium-ion battery chemistries to fuel cells with integrated power electronics. In addition, these systems can emulate any drive train component, enabling the testing of individual components or partial drive trains accurately and realistically, allowing hardware-in-the-loop testing. We also offer flexible software control options via the C language Remote Operation System and Windows-based languages such as LabVIEW or CAN.

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

          EES Sales and Marketing

            Passenger and Fleet Electric Vehicle Charging Systems

        As the market for PEVs evolves, we are pursuing numerous potential sales channels for our products and services. We continue to seek to partner with auto manufacturers, utilities, government agencies and private enterprises, both domestically and abroad, to position ourselves for the potential demand for charging solutions associated with electric and hybrid electric vehicle adoption. We also sell our charging products directly to consumers. We have a nationwide network of licensed electrical contractors whom we train and certify to install and service home and public charging systems. To enable this installation and service network we have developed an e-commerce platform to integrate customers' orders, inventory management, dispatching and provisioning, billing and product and service traceability. This platform, along with our nationwide network, is designed to support our growth as we pursue numerous electric vehicle charging opportunities.

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

          EES Manufacturing and Operations

        We perform assembly and testing of our power cycling and test systems at a 20,000 square foot, ISO 9001:2008 and ISO14001:2004 certified facility. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing. We utilize contract manufacturing for the production of the majority of our PosiCharge industrial electric vehicle charging systems. We have also implemented a contract manufacturing strategy to support our passenger and fleet electric and hybrid electric vehicle charging systems business opportunity.

          EES Competition

        Competitors in the emerging market for passenger and fleet electric and hybrid electric vehicle charging systems include focused charging system suppliers such as ChargePoint, Inc., ECOtality, Inc. and ClipperCreek, Inc. and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG.

        The primary direct competitors to PosiCharge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality, Inc. Some of the major industrial motive battery suppliers have aligned themselves with fast charge suppliers. In addition, our PosiCharge systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge systems reduce or eliminate the need for extra batteries.

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

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 70% of our revenue for the fiscal year ended April 30, 2013. The DoD, our principal U.S. government customer, accounted for approximately 54% of our revenue for the fiscal year ended April 30, 2013. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

        The primary direct competitors to our PosiCharge industrial electric vehicle charging system business are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and ECOtality Inc., as well as industrial battery manufacturers who distribute fast charging systems from these suppliers. The primary direct competitors to our power cycling and test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our primary competitors in the emerging market for passenger and fleet electric vehicle charging systems include charging system suppliers such as ChargePoint, Inc., ECOtality Inc. and ClipperCreek Inc. As the passenger and fleet electric and hybrid electric vehicle charging systems market grows we expect that certain charging products may begin to be viewed as commodities, and we therefore anticipate increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG. Our electric vehicle charging system installation and support services business faces competition from local licensed electricians as well as larger electrical service providers.

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

        For the fiscal year ended April 30, 2013, our UAS and EES businesses accounted for 81% and 19% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for electric vehicle charging is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS, electric vehicle charging and power cycling and test systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

        We obtain hardware components, various subsystems and systems from a limited group of suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

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

        In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA, or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS.

        On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. In response to this direction, the FAA and the DOJ established an agreement on May 14, 2012 that, if implemented in a timely and efficient manner, may allow more use of small UAS by U.S. law enforcement agencies. The FAA has also drafted updated regulations specifically for small UAS commercial operations and is in the process of obtaining approval to release for public comment. However, we cannot assure you that these actions will result in the expanded use of our small UAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small UAS beyond our military customers, which could harm our business prospects.

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

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and enhance existing products. We spent $37.2 million, or 15% of our revenue, in our fiscal year ended April 30, 2013 on research and development activities and expect to continue to spend significant funds on research and development in the future. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

        Contract accounting requires judgment relative to assessing risks, including risks associated with customer-directed delays and reductions in scheduled deliveries, unfavorable resolutions of claims and contractual matters, judgments associated with estimating contract revenues and costs, and assumptions for schedule and technical issues. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

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

        Fixed-price contracts (including both government and commercial contracts) represented approximately 75% of our revenue for the fiscal year ended April 30, 2013. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

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

        Although we maintain insurance policies, we cannot provide assurance that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management's attention and resources, which could have a negative impact on our business, financial condition and results of operations.

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

Variability and cyclicality in the market for electric industrial vehicles could adversely affect us.

        Our PosiCharge industrial electric vehicle charging system products are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to variability as it moves in response to cycles in the overall business environment and it is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.

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

        As of April 30, 2013, our $5.7 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 6 to 21 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        In fiscal 2011, 2012 and 2013, we experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 7, 2013, including the securities involved in failed auctions, we held approximately $5.7 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by continued problems in the global credit markets, including but not limited to, U.S. subprime mortgage defaults, writedowns by major financial institutions due to deteriorating values of their assets portfolios, including leveraged loans, collateralized debt obligations, credit default swaps, and other credit-linked products. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 21 years) to realize our investments' purchase price of $6.8 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

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

        We derived approximately 15% of our revenue from international sales during the fiscal year ended April 30, 2013. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

        Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice, or DOJ or other government agency, could materially adversely affect our competitive position, affect our ability to obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

        We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we have procedures in place to comply with these regulations and requirements, failure to do so under certain circumstances could lead to suspension or debarment, for cause, from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to receive other U.S. government contract awards in the future.

Risks Related to Our Intellectual Property

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business, financial condition, and results of operations could be materially harmed.

        Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented, and we may be unable or may not seek to obtain patent protection for this technology. In addition, the U.S. government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government and other purposes. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. The laws of countries other than the United States may be even less protective of intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. If one or more of these employees leave us to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed.

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

        As of June 7, 2013, our directors, executive officers and their affiliates collectively beneficially owned 3,723,602 shares, or approximately 16%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2015. We have several other leased facilities in California, Alabama and Virginia that are used for administration, research and development, logistics and manufacturing and have a total of approximately 435,000 square feet. Such leases expire between the end of 2013 and 2017.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    Mine Safety Disclosure.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2011 through April 30, 2013. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2013		2012
	High	Low	High	Low
First Quarter	$27.82	$21.14	$36.49	$26.81
Second Quarter	$24.88	$21.56	$34.28	$24.01
Third Quarter	$23.70	$19.25	$33.87	$28.33
Fourth Quarter	$23.18	$16.98	$31.87	$23.70

        On June 7, 2013, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $19.81 per share. As of June 7, 2013, there were 71 holders of record of our common stock.

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

        The following table shows the value of $100 invested on April 30, 2008 in AeroVironment, Inc., the Russell 2000 Index and the SPADES Index.

	Performance Graph Table ($)
	April 30, 2008	April 30, 2009	April 30, 2010	April 30, 2011	April 30, 2012	April 30, 2013
AeroVironment Stock	100	99	109	120	102	81
Russell 2000 Index	100	68	100	121	114	132
SPADES Index	100	64	91	98	95	112

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

	Year Ended April 30,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$240,152	$325,008	$292,503	$249,518	$247,662
Net income	$10,426	$30,451	$25,909	$20,716	$24,245
Earnings per common share:
Basic	$0.47	$1.40	$1.20	$0.97	$1.15
Diluted	$0.47	$1.36	$1.17	$0.94	$1.11
Weighted average common shares outstanding (basic):	22,070	21,783	21,591	21,392	21,024
Weighted average common shares outstanding (diluted):	22,390	22,315	22,081	21,977	21,776
Balance Sheet Data
Total assets	$363,465	$369,151	$331,747	$281,971	$253,181
Long-term obligations	$6,092	$6,854	$6,175	$4,438	$7,117

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

Overview

        We design, develop, produce, support and operate a technologically-advanced portfolio of products. We supply unmanned aircraft systems, or UAS, tactical missile systems and services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

        The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers in each segment of our business and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation, conversion, and storage systems, high-density energy packaging, miniaturization, digital data links, aircraft payloads, controls integration, systems integration and engineering optimization coupled with professional field service capabilities.

        Our UAS business segment focuses primarily on the design, development, production, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other mission effects to increase the security and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

Other Income and Expenses

        Other income and expenses includes interest income, interest expense and changes in fair value of certain financial investments.

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

        We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2013, 2012 and 2011, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting were not material to our consolidated financial statements or our two reporting segments' measure of profit. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

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

	Fiscal Year Ended April 30,
	2013		2012		2011
Revenue	$240,152	100%	$325,008	100%	$292,503	100%
Cost of sales	147,616	61%	195,675	60%	175,352	60%

Gross margin	92,536	39%	129,333	40%	117,151	40%
Selling, general and administrative	51,520	21%	55,280	17%	47,431	16%
Research and development	37,214	15%	30,977	10%	35,769	12%

Income from operations	3,802	2%	43,076	13%	33,951	12%
Interest income	726	0%	462	0%	277	0%
Other income	6,245	3%	—	—	—	—

Income before income taxes	10,773	4%	43,538	13%	34,228	12%
Income tax expense	347	0%	13,087	4%	8,319	3%

Net income	$10,426	4%	$30,451	9%	$25,909	9%

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2013	2012	2011
	(In thousands)
Revenue:
UAS	$194,276	$273,728	$249,769
EES	45,876	51,280	42,734

Total	$240,152	$325,008	$292,503

Cost of sales:
UAS	$115,194	$157,663	$150,256
EES	32,422	38,012	25,096

Total	$147,616	$195,675	$175,352

Gross margin:
UAS	$79,082	$116,065	$99,513
EES	13,454	13,268	17,638

Total	$92,536	$129,333	$117,151

Fiscal Year Ended April 30, 2013 Compared to Fiscal Year Ended April 30, 2012

        Revenue.    Revenue for the fiscal year ended April 30, 2013 was $240.2 million, as compared to $325.0 million for the fiscal year ended April 30, 2012, representing a decrease of $84.9 million, or 26%. UAS revenue decreased $79.5 million, or 29%, to $194.3 million for the fiscal year ended April 30, 2013, primarily due to decreases in service revenue of $52.1 million and product deliveries of $39.3 million, partially offset by increased customer-funded R&D work of $11.9 million. The decrease in service revenue was primarily due to a decrease in DDL retrofits. The decrease in product deliveries was primarily due to a decrease in deliveries of our digital Puma AE systems. The increase in customer-funded R&D was primarily due to increased activity on the Switchblade program. EES revenue decreased $5.4 million, or 11%, to $45.9 million for the fiscal year ended April 30, 2013, primarily due to decreased product deliveries of our electric vehicle test systems and passenger electric vehicle charging systems, partially offset by increased deliveries of industrial fast charge systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2013 was $147.6 million, as compared to $195.7 million for the fiscal year ended April 30, 2012, representing a decrease of $48.1 million, or 25%. As a percentage of revenue, cost of sales increased from 60% to 61%. UAS cost of sales decreased $42.5 million, or 27%, to $115.2 million for the fiscal year ended April 30, 2013, primarily due to a decrease in sales volume. As a percentage of revenue, cost of sales for UAS increased from 58% to 59%. EES cost of sales decreased $5.6 million, or 15%, to $32.4 million for the fiscal year ended April 30, 2013. As a percentage of revenue, cost of sales for EES decreased from 74% to 71%, primarily due to a higher sales mix of higher margin products and lower manufacturing and engineering overhead support costs.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2013 was $92.5 million, as compared to $129.3 million for the fiscal year ended April 30, 2012, representing a decrease of $36.8 million, or 28%. As a percentage of revenue, gross margin decreased from 40% to 39%. UAS gross margin decreased $37.0 million, or 32%, to $79.1 million for the fiscal year ended April 30, 2013, primarily due to a decrease in sales volume. As a percentage of revenue, gross margin for UAS decreased from 42% to 41%. EES gross margin increased $0.2 million, or 1%, to $13.5 million for the fiscal year ended April 30, 2013. As a percentage of revenue, EES gross margin increased from 26% to 29%, primarily due to a higher sales mix of higher margin products and lower manufacturing and engineering overhead support costs.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2013 was $51.5 million, or 21% of revenue, compared to SG&A expense of $55.3 million, or 17% of revenue, for the fiscal year ended April 30, 2012. SG&A expense decreased by $3.8 million primarily due to lower incentive compensation as a result of not achieving anticipated financial performance.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2013 was $37.2 million, or 15% of revenue, compared to R&D expense of $31.0 million, or 10% of revenue, for the fiscal year ended April 30, 2012. R&D expense increased primarily due to higher investments in various technology development initiatives.

        Interest Income.    Interest income for the fiscal year ended April 30, 2013 was $0.7 million, as compared to $0.5 million for the fiscal year ended April 30, 2012.

        Other Income.    Other income for the fiscal year ended April 30, 2013 was $6.2 million, as compared to $0 the fiscal year ended April 30, 2012. The increase is primarily due to a $6.2 million change in fair value of the conversion feature of our investment in convertible bonds.

        Income Tax Expense.    Our effective income tax expense rate was 3.2% for the fiscal year ended April 30, 2013, as compared to an effective income expense tax rate of 30.1% for the fiscal year ended April 30, 2012. The decrease in the effective income tax expense rate was primarily due to higher federal R&D tax credits and lower taxable income.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2013	2012	2011
	(In thousands)
Net cash provided by operating activities	$24,007	$18,754	$33,486
Net cash used in investing activities	$(13,107)	$(17,329)	$(933)
Net cash provided by financing activities	$212	$754	$823

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2013 increased by $5.2 million to $24.0 million, compared to net cash provided by operating activities of $18.8 million for the fiscal year ended April 30, 2012. This increase in net cash provided by operating activities was primarily due to lower working capital needs of $22.0 million, lower deferred income taxes of $6.4 million, higher depreciation expense of $2.0 million, partially offset by lower income of $20.0 million.

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

        Cash Used in Investing Activities.    Net cash used in investing activities decreased by $4.2 million to $13.1 million for the fiscal year ended April 30, 2013, compared to net cash used in investing activities of $17.3 million for the fiscal year ended April 30, 2012. The decrease in net cash used in investing activities was primarily due to lower capital expenditures of $3.2 million and net redemption of U.S. government securities and municipal bonds of $5.0 million, partially offset by the purchase of convertible bonds of $3.0 million. During the fiscal years ended April 30, 2013, 2012 and 2011, we used cash to purchase property and equipment totaling $11.8 million, $15.0 million, and $10.2 million, respectively.

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

        Cash Provided by Financing Activities.    Net cash provided by financing activities decreased by $0.6 million to $0.2 million for the fiscal year ended April 30, 2013, compared to net cash provided by financing activities of $0.8 million for the fiscal year ended April 30, 2012. The decrease was primarily due to lower exercises of stock options of $0.4 million and lower excess tax benefits from stock-based compensation of $0.2 million.

        Net cash provided by financing activities remained at $0.8 million for the fiscal years ended April 30, 2012 and 2011.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2013:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$10,188	$4,324	$4,871	$993	$—
Purchase obligations(1)	22,829	22,829	—	—	—

Total	$33,017	$27,153	$4,871	$993	$—

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2013.

Off-Balance Sheet Arrangements

        As of April 30, 2013, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        On May 1, 2012, we adopted changes in accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. We elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on our consolidated financial statements. The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented, which was indefinitely deferred in December of 2011. In February of 2013, the FASB issued guidance related to the reclassification adjustments and related adoption date, we will adopt the guidance regarding reclassification adjustments on May 1, 2013. Other than the change in presentation, the adoption of these changes will have no material impact on our consolidated financial statements.

        On May 1, 2012, we adopted changes in accordance with guidance issued by the FASB to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The new guidance changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of these changes did not have a material impact on our consolidated financial statements.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2013. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2013 and 2012, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AeroVironment, Inc.'s internal controls over financial reporting as of April 30, 2013, based upon criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 25, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 25, 2013

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$75,332	$64,220
Short-term investments	73,241	77,152
Accounts receivable, net of allowance for doubtful accounts of $936 at April 30, 2013 and $921 at April 30, 2012	19,770	56,417
Unbilled receivables and retentions	11,304	27,034
Inventories, net	62,561	43,539
Income tax receivable	11,777	—
Deferred income taxes	5,166	7,886
Prepaid expenses and other current assets	4,303	4,030

Total current assets	263,454	280,278
Long-term investments	68,916	58,457
Property and equipment, net	24,429	23,515
Deferred income taxes	5,606	6,700
Other assets	1,060	201

Total assets	$363,465	$369,151

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$16,144	$20,213
Wages and related accruals	12,116	19,076
Income taxes payable	—	8,788
Customer advances	7,519	5,124
Other current liabilities	6,408	9,898

Total current liabilities	42,187	63,099
Wages and related accruals	—	1,203
Deferred rent	771	1,019
Liability for uncertain tax positions	5,321	4,632
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—22,614,315 shares at April 30, 2013 and 22,243,903 at April 30, 2012	2	2
Additional paid-in capital	130,527	124,954
Accumulated other comprehensive loss	(705)	(694)
Retained earnings	185,362	174,936

Total stockholders' equity	315,186	299,198

Total liabilities and stockholders' equity	$363,465	$369,151

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2013	2012	2011
Revenue:
Product sales	$139,813	$179,537	$137,724
Contract services	100,339	145,471	154,779

	240,152	325,008	292,503
Cost of sales:
Product sales	85,643	104,347	74,843
Contract services	61,973	91,328	100,509

	147,616	195,675	175,352

Gross margin	92,536	129,333	117,151
Selling, general and administrative	51,520	55,280	47,431
Research and development	37,214	30,977	35,769

Income from operations	3,802	43,076	33,951
Other income:
Interest income	726	462	277
Other income	6,245	—	—

Income before income taxes	10,773	43,538	34,228
Provision for income taxes	347	13,087	8,319

Net income	$10,426	$30,451	$25,909

Earnings per share data:
Basic	$0.47	$1.40	$1.20
Diluted	$0.47	$1.36	$1.17
Weighted average shares outstanding:
Basic	22,069,842	21,783,496	21,591,333
Diluted	22,390,420	22,315,474	22,081,266

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2013	2012	2011
Net income	$10,426	$30,451	$25,909
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net tax	(11)	90	(24)

Total comprehensive income	$10,415	$30,541	$25,885

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2010	21,732,413	$2	$115,602	$118,576	$(760)	$233,420
Net income	—	—	—	25,909	—	25,909
Unrealized loss on investments	—	—	—	—	(24)	(24)
Stock options exercised	120,561	—	619	—	—	619
Restricted stock awards	98,910	—	—	—	—	—
Restricted stock awards forfeited	(2,000)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,238	—	—	1,238
Stock-based compensation	—	—	2,306	—	—	2,306

Balance at April 30, 2011	21,949,884	2	119,765	144,485	(784)	263,468
Net income	—	—	—	30,451	—	30,451
Unrealized gain on investments	—	—	—	—	90	90
Stock options exercised	141,536	—	565	—	—	565
Restricted stock awards	157,400	—	—	—	—	—
Restricted stock awards forfeited	(4,917)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,428	—	—	1,428
Stock-based compensation	—	—	3,196	—	—	3,196

Balance at April 30, 2012	22,243,903	2	124,954	174,936	(694)	299,198
Net income	—	—	—	10,426	—	10,426
Unrealized loss on investments	—	—	—	—	(11)	(11)
Stock options exercised	208,338	—	289	—	—	289
Restricted stock awards	163,886	—	—	—	—	—
Restricted stock awards forfeited	(12,767)	—	—	—	—	—
Restricted stock units vested	14,926	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(3,971)	—	(77)	—	—	(77)
Reclassification from share-based liability compensation to equity	—	—	401	—	—	401
Tax benefit from stock-based compensation	—	—	1,490	—	—	1,490
Stock-based compensation	—	—	3,470	—	—	3,470

Balance at April 30, 2013	22,614,315	$2	$130,527	$185,362	$(705)	$315,186

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2013	2012	2011
Operating activities
Net income	$10,426	$30,451	$25,909
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	10,937	8,973	10,599
Impairment of long-lived assets	—	—	2,043
Provision for doubtful accounts	462	291	(105)
Deferred income taxes	3,851	(2,579)	(1,343)
Change in fair value of conversion feature of convertible bonds	(6,173)	—	—
Stock-based compensation	3,470	3,196	2,306
Tax benefit from exercise of stock options	1,606	1,239	1,034
Excess tax benefit from stock-based compensation	—	(189)	(204)
Loss (gain) on disposition of property and equipment	18	(11)	(51)
Changes in operating assets and liabilities:
Accounts receivable	36,185	(12,332)	(5,626)
Unbilled receivables and retentions	15,730	(5,068)	(3,256)
Inventories	(19,022)	(5,402)	(17,209)
Income tax receivable	(11,777)	—	—
Prepaid expenses and other assets	(317)	(1,678)	(543)
Accounts payable	(4,069)	(10,921)	10,929
Other liabilities	(17,320)	12,784	9,003

Net cash provided by operating activities	24,007	18,754	33,486
Investing activities
Acquisition of property and equipment	(11,834)	(14,992)	(10,173)
Net redemptions (purchases) of held-to-maturity investments	2,014	(2,575)	8,931
Acquisition of intangible assets	(850)	—	—
Purchases of available-for-sale investments	(3,037)	—	—
Sales of available-for-sale investments	600	225	200
Proceeds from sale of property and equipment	—	13	109

Net cash used in investing activities	(13,107)	(17,329)	(933)
Financing activities
Excess tax benefit from stock-based compensation	—	189	204
Tax withholding payment related to net settlement of equity awards	(77)	—	—
Exercise of stock options	289	565	619

Net cash provided by financing activities	212	754	823

Net increase in cash and cash equivalents	11,112	2,179	33,376
Cash and cash equivalents at beginning of year	64,220	62,041	28,665

Cash and cash equivalents at end of year	$75,332	$64,220	$62,041

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$15,262	$13,104	$9,873
Non-cash activities
Unrealized (loss) gain on long-term investments recorded in accumulated other comprehensive loss, net of deferred taxes of $37, $56 and $16, respectively	$(11)	$90	$(24)
Reclassification from share-based liability compensation to equity	$401	$—	$—

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

        Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes for available-for-sale investments. The convertible bonds in which the Company has invested, which are classified as available-for-sale, contain an embedded conversion feature which is bifurcated from the bond. The changes in the fair value of the embedded conversion feature are recorded in other income in the income statement.

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

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities and accounts receivable. The Company currently invests the majority of its cash in municipal bonds and U.S. government securities. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 70%, 83% and 83% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2013, 2012 and 2011, respectively. These agencies accounted for 39% and 82% of the accounts receivable balances at April 30, 2013 and 2012, respectively. One such agency, the U.S. Army, accounted for 43%, 42% and 48% of the Company's consolidated revenue for the years ended April 30, 2013, 2012 and 2011, respectively. The U.S. Army accounted for approximately 53%, 49% and 56% of UAS reportable segment sales for the years ended April 30, 2013, 2012 and 2011, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

  Accounts Receivable, Unbilled Receivables and Retentions

        Accounts receivable represents primarily U.S. government, and to a lesser extent commercial receivables, net of allowances for doubtful accounts. Unbilled receivables represent costs in excess of

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. At April 30, 2013, no indicators of impairment were identified and no impairment charge was recorded.

  Product Warranty

        The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2013 and 2012, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,543,000 and $1,448,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        For the years ended April 30, 2013, 2012 and 2011, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting were not material to the Company's consolidated financial statements or its two reporting segments' measure of profit.

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

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $37,317,000, $27,852,000 and $33,952,000 for the years ended April 30, 2013, 2012 and 2011, respectively. The related cost of sales for customer-funded research and development totaled approximately $26,496,000, $22,703,000 and $33,003,000 for the years ended April 30, 2013, 2012 and 2011, respectively.

  Lease Accounting

        The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $771,000 and $1,019,000 as of April 30, 2013 and 2012, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses included in selling, general and administrative expenses were approximately $238,000, $924,000 and $979,000 for the years ended April 30, 2013, 2012 and 2011, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2013	2012	2011
Numerator for basic earnings per share:
Net income	$10,426,000	$30,451,000	$25,909,000
Denominator for basic earnings per share:
Weighted average common shares	22,069,842	21,783,496	21,591,333
Dilutive effect of employee stock options, restricted stock and restricted stock units	320,578	531,978	489,933

Denominator for diluted earnings per share	22,390,420	22,315,474	22,081,266

        During the years ended April 30, 2013, 2012 and 2011, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 191,000, 58,000 and 36,000 for the years ended April 30, 2013, 2012 and 2011, respectively.

Recently Issued Accounting Standards

        On May 1, 2012, the Company adopted changes in accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), which requires companies to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income, or in two separate but consecutive statements. The Company elected to adopt the two-statement option. The new guidance eliminated the option to present the components of other comprehensive income as part of the statement of equity. Other than the change in presentation, the adoption of these changes had no material impact on the Company's consolidated financial statements.

        The new guidance also required entities to present reclassification adjustments from accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented, which was indefinitely deferred in December of 2011. In February of 2013, the FASB issued guidance related to the reclassification adjustments and related adoption date, the Company adopted the guidance regarding reclassification adjustments on May 1, 2013. Other than the change in presentation, the adoption of these changes will have no material impact on the Company's consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On May 1, 2012, the Company adopted changes in accordance with guidance issued by the FASB to provide a consistent definition of fair value and to ensure that the fair value measurement and disclosure requirements are similar between U.S. generally accepted accounting principles and International Financial Reporting Standards. The new guidance changed certain fair value measurement principles and enhanced the disclosure requirements, particularly for Level 3 fair value measurements. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

2.     Investments

        Investments consist of the following:

	April 30,
	2013	2012
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$73,241	$49,263
U.S. government securities	—	27,889

Total short-term investments	$73,241	$77,152

Long-term investments:
Held-to-maturity securities:
Municipal securities	$54,158	$52,261
Available-for-sale securities:
Auction rate securities	5,687	6,196
Convertible bonds	9,071	—

Total long-term investments	$68,916	$58,457

  Held-To-Maturity Securities

        As of April 30, 2013 the balance of held-to-maturity securities consisted of state and local government municipal securities. As of April 30, 2012 the balance of held-to-maturity securities consisted of state and local government municipal securities and U.S. Treasury bills and notes. Interest earned from these investments is recorded in interest income.

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, are as follows (in thousands):

	2013				2012
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$127,399	$49	$(23)	$127,425	$101,524	$48	$(24)	$101,548
U.S. government securities	—	—	—	—	27,889	—	(1)	27,888

Total held-to-maturity investments	$127,399	$49	$(23)	$127,425	$129,413	$48	$(25)	$129,436

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2013, are as follows:

	Cost	Fair Value
Due within one year	$73,241	$73,258
Due after one year through five years	54,158	54,167

Total	$127,399	$127,425

  Available-For-Sale Securities

    Auction Rate Securities

        As of April 30, 2013 and 2012, the entire balance of available-for-sale auction rate securities consisted of three and four investment grade auction rate municipal bonds, respectively, with maturities ranging from 6 to 21 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2013 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2013 and 2012. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2013, it did not consider these investments to be other-than-temporarily impaired.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale auction rate securities are as follows (in thousands):

	April 30,
	2013	2012
Auction rate securities
Amortized cost	$6,750	$7,350
Gross unrealized losses	(1,063)	(1,154)

Fair value	$5,687	$6,196

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2013 are as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,350	$1,256
Due after 10 years	5,400	4,431

Total	$6,750	$5,687

    Convertible Bonds

        As of April 30, 2013, the entire balance of available-for-sale convertible bonds consisted of two convertible bonds. The two convertible bonds were issued by CybAero AB ("CybAero"), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. Each bond is in the amount of 10 million Swedish Kronor ("SEK") and is convertible into 1 million CybAero shares at the conversion price of 10 SEK per share. The maturity date of each of the bonds is November 30, 2017 and each bond bears an annual interest rate of 5%.

        CybAero can prepay the bonds with three months' notice to the Company and the Company may exercise its conversion rights during such three-month period. If certain conditions are satisfied after November 30, 2015, CybAero can require the Company to convert the two bonds in their entirety into CybAero shares.

        The convertible bonds contain an embedded conversion feature which is bifurcated from the bond. The changes in the fair value of the embedded conversion feature are recorded in other income in the income statement. Unrealized gains and losses of the bond are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes.

        On May 14, 2013, CybAero effected a reverse stock split whereby every 10 shares of CybAero were converted into 1 share. All amounts discussed as of April 30, 2013 reflect this reverse stock split.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds are as follows (in thousands):

	April 30,
	2013	2012
Convertible bonds
Amortized cost	$3,037	$—
Gross unrealized gains	6,173	—
Gross unrealized losses	(139)	—

Fair value	$9,071	$—

        The amortized cost and fair value of the Company's convertible bonds by contractual maturity at April 30, 2013 are as follows (in thousands):

	Cost	Fair Value
Due within five years	$3,037	$9,071

Total	$3,037	$9,071

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

  •
  Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

        The Company's financial assets measured at fair value on a recurring basis at April 30, 2013, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$5,687	$5,687
Convertible bonds	—	6,173	2,898	9,071

Total	$—	$6,173	$8,585	$14,758

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at May 1, 2012	$6,196
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	(48)
Purchases, issuances and settlements, net	2,437

Balance at April 30, 2013	$8,585

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2013	$—

        The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. As of April 30, 2013, the inputs used in the Company's discounted cash flow analysis included current coupon rates ranging from 0.3% to 0.4%, estimated redemption periods of 6 to 21 years and discount rates of 7.4% to 18.9%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

        The bond components of the convertible bonds are valued using a discounted cash flow model. The analysis considers, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the maturity of the bonds. As of April 30, 2013, the inputs used in the Company's discounted cash flow analysis included a coupon rate of 5.0%, estimated redemption period of five years and a discount rate of 6.3%.

        The embedded conversion features of the convertible bonds are valued using a binomial option pricing model, which uses inputs such as CybAero's stock price, conversion price, volatility and risk-free interest rate.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2013	2012
	(In thousands)
Raw materials	$12,845	$13,969
Work in process	16,745	7,390
Finished goods	36,842	24,934

Inventories, gross	66,432	46,293
Reserve for inventory obsolescence	(3,871)	(2,754)

Inventories, net	$62,561	$43,539

5.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2013	2012
	(In thousands)
Leasehold improvements	$8,498	$8,471
Machinery and equipment	37,873	32,883
Furniture and fixtures	1,866	2,415
Computer equipment and software	23,432	14,894
Construction in process	7,142	9,103

Property and equipment, gross	78,811	67,766
Less accumulated depreciation and amortization	(54,382)	(44,251)

Property and equipment, net	$24,429	$23,515

6.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2013	2012
	(In thousands)
Beginning balance	$2,872	$1,127
Warranty expense	2,169	4,284
Warranty costs settled	(3,526)	(2,539)

Ending balance	$1,515	$2,872

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $3,137,000, $2,629,000 and $2,401,000 in contributions to the plan for the years ended April 30, 2013, 2012 and 2011, respectively.

8.     Stock-Based Compensation

        For the years ended April 30, 2013, 2012 and 2011, the Company recorded stock-based compensation expense of approximately $3,470,000, $3,196,000 and $2,306,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2013, 2012 and 2011:

	Year Ended April 30,
	2013	2012	2011
Expected term (in years)	6.00	5.46	5.00
Expected volatility	45.94%	26.75%	24.72%
Risk-free interest rate	0.92%	1.40%	2.08%
Expected dividend	—	—	—
Weighted average fair value at grant date	$8.44	$8.01	$6.48

        The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company's historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options.

        The expected volatility is based on historical volatility for the Company's stock.

        The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option.

        The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

        Information related to the stock option plans at April 30, 2013, 2012 and 2011, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2010	493,210	$23.36	405,101	$3.10	387,000	$0.48

Options granted	72,500	24.91	—	—	—	—
Options exercised	(17,500)	22.27	(35,634)	5.67	(67,427)	0.41
Options canceled	(12,800)	27.25	(1,408)	11.79	—	—

Outstanding at April 30, 2011	535,410	23.51	368,059	2.81	319,573	0.49

Options granted	175,000	29.28	—	—	—	—
Options exercised	(18,200)	21.88	(43,073)	2.91	(80,263)	0.51
Options canceled	—	—	—	—	—	—

Outstanding at April 30, 2012	692,210	25.01	324,986	2.80	239,310	0.49

Options granted	203,000	19.07	—	—	—	—
Options exercised	(3,000)	20.75	(147,597)	1.39	(57,741)	0.38
Options canceled	—	—	—	—	—	—

Outstanding at April 30, 2013	892,210	23.67	177,389	3.98	181,569	0.52

Options exercisable at April 30, 2013	457,310	$23.72	177,389	$3.98	181,569	$0.52

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total intrinsic value of all options exercised during the years ended April 30, 2013, 2012 and 2011 was approximately $4,329,000, $3,610,000, and $2,904,000, respectively. The intrinsic value of all options outstanding at April 30, 2013 and 2012 was $6,369,000 and $13,561,000, respectively. The intrinsic value of all exercisable options at April 30, 2013 and 2012 was $6,149,000 and $13,308,000, respectively.

        A summary of the status of the Company's non-vested stock options as of April 30, 2013 and the year then ended is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2012	375,262	$7.39
Granted	203,000	8.44
Expired	—	—
Canceled	—	—
Vested	(143,362)	7.31

Non-vested at April 30, 2013	434,900	$7.91

        As of April 30, 2013, there was approximately $9,629,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately four years.

        The weighted average fair value of options issued for the years ended April 30, 2013, 2012 and 2011 was $8.44, $8.01 and $6.48, respectively. The total fair value of shares vesting during the years ended April 30, 2013, 2012 and 2011 was $2,477,000, $1,654,000 and $1,111,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2013, 2012 and 2011 were approximately $289,000, $565,000 and $619,000, respectively. The tax benefit realized from stock-based compensation during the years ended April 30, 2013, 2012 and 2011 was approximately $1,490,000, $1,428,000, and $1,238,000, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2013:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2013		Weighted Average Exercise Price	As of April 30, 2013	Weighted Average Exercise Price
$ 0.37	57,415	0.89	$0.37	57,415	$0.37
0.59	124,154	6.35	0.59	124,154	0.59
0.78	53,288	1.16	0.78	53,288	0.78
2.13	82,766	2.47	2.13	82,766	2.13
11.79	41,335	3.40	11.79	41,335	11.79
18.07-24.65	620,210	6.61	21.19	373,710	22.21
25.77-32.19	272,000	7.80	29.34	83,600	30.43

$ 0.37-32.19	1,251,168	5.97	$17.52	816,268	$14.27

        The remaining weighted average contractual life of exercisable options at April 30, 2013 was 4.50 years.

        Information related to the Company's restricted stock awards at April 30, 2013 and for the year then ended is as follows:

	Restated 2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2012	326,787	$26.84
Stock granted	163,886	18.30
Stock vested	(94,669)	26.11
Stock canceled	(12,767)	25.53

Unvested stock at April 30, 2013	383,237	$23.32

        Information related to the Company's restricted stock units at April 30, 2013 and for the year then ended is as follows:

	Restated 2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at April 30, 2012	—	$—
Restricted stock units granted	30,584	24.28
Restricted stock units vested	(14,926)	24.28
Restricted stock units canceled	(732)	24.28

Unvested restricted stock units at April 30, 2013	14,926	$24.28

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.     Long-Term Incentive Awards

        During each of the years ended April 30, 2013, 2012 and 2011, the Company granted a three-year performance award under the Restated 2006 Plan to each of its key employees. The performance period for each three-year award is the three-year period ending April 30, 2015, 2014 and 2013, respectively. A target payout was established at the beginning of the performance period. The actual payout at the end of the performance period will be calculated based upon the Company's achievement of revenue and operating profit growth. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

        During the year ended April 30, 2011, the Company also granted a two-year performance award under the 2006 Plan to each of its key employees. The performance period for the two-year award was the two-year period ending April 30, 2012. A target payout was established at the beginning of each performance period. The actual payout at the end of each performance period was calculated based upon the Company's achievement of revenue and operating profit growth. Payouts were made in cash and restricted stock units. There were no awards granted before the year ended April 30, 2011.

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

        During the years ended April 30, 2013, 2012 and 2011, the Company recorded compensation expense for the long-term incentive awards of $194,000, $441,000 and $762,000, respectively. At April 30, 2013 and 2012, the Company had an accrued liability of $0 and $1,203,000 for outstanding awards, respectively. The maximum compensation expense that may be recorded for outstanding awards is $12,518,000.

10.   Income Taxes

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2013	2012	2011
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(9.6)	(0.3)	1.1
R&D and other tax credits	(29.6)	(3.4)	(11.3)
Other	7.4	(1.2)	(0.5)

Effective income tax rate	3.2%	30.1%	24.3%

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The components of the provision for income taxes are as follows (in thousands):

	Year ended April 30,
	2013	2012	2011
Current:
Federal	$(3,818)	$12,814	$8,660
State	334	1,651	641

	(3,484)	14,465	9,301
Deferred:
Federal	5,178	(187)	859
State	(1,347)	(1,134)	(1,836)

	3,831	(1,321)	(977)
Change in valuation allowance	—	(57)	(5)

Total income tax expense	$347	$13,087	$8,319

        Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2013	2012
Deferred income tax assets:
Accrued expenses	$6,266	$9,697
Allowances, reserves, and other	3,050	763
Capital loss and credit carry-forwards	4,908	4,508
Unrealized loss on securities	—	454

Total deferred income tax assets	14,224	15,422

Deferred income tax liabilities:
Unrealized gain on securities	(1,811)	—
Tax over book depreciation	(1,641)	(836)

Total deferred income tax liabilities	(3,452)	(836)

Net deferred tax assets	$10,772	$14,586

        At April 30, 2013 and 2012, the Company had approximately $5,083,000 and $4,507,000, respectively, of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $1,316,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2013 and 2012 (in thousands):

	April 30,
	2013	2012
Balance as of May 1	$4,507	$4,655
Increases related to prior year tax positions	539	—
Decreases related to prior year tax positions	(19)	(533)
Increases related to current year tax positions	1,141	973
Decreases related to lapsing of statute of limitations	(1,085)	(588)

Balance as of April 30	$5,083	$4,507

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2013 and 2012, the Company had accrued approximately $238,000 and $125,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2010, 2011 and 2012 remain open to examination by the IRS for federal income taxes. The tax years 2008 to 2012 remain open for major state taxing jurisdictions.

11.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $172,000, $210,000 and $210,000 during the years ended April 30, 2013, 2012 and 2011, respectively, for consulting services independent of his board service.

        During the year ended April 30, 2012, the Company purchased materials in the amount of $3,433,000 from a vendor with a common board member. As of April 30, 2012, the Company had a trade payable balance of $32,000 to this vendor.

12.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2014	$4,324
2015	2,952
2016	1,919
2017	856
2018	137
Thereafter	—

$10,188

        Rental expense under operating leases was approximately $4,349,000, $3,995,000 and $3,812,000 for the years ended April 30, 2013, 2012 and 2011, respectively.

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

13.   Segment Data

        The Company's product segments are as follows:

  •
  Unmanned Aircraft Systems ("UAS")—The UAS segment focuses primarily on the design, development, production, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other mission effects to increase the security and effectiveness of the operations of the Company's customers.

  •
  Efficient Energy Systems ("EES")—The EES segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The segment results are as follows (in thousands):

	Year Ended April 30,
	2013	2012	2011
Revenue:
UAS	$194,276	$273,728	$249,769
EES	45,876	51,280	42,734

Total	240,152	325,008	292,503
Cost of sales:
UAS	115,194	157,663	150,256
EES	32,422	38,012	25,096

Total	147,616	195,675	175,352

Gross margin:
UAS	79,082	116,065	99,513
EES	13,454	13,268	17,638

Total	92,536	129,333	117,151

Selling, general and administrative	51,520	55,280	47,431
Research and development	37,214	30,977	35,769

Income from operations	3,802	43,076	33,951
Interest income	726	462	277
Other income	6,245	—	—

Income before income taxes	$10,773	$43,538	$34,228

  Geographic Information

        Sales to non-U.S. customers accounted for 15%, 5% and 7% of revenue for each of the fiscal years ended April 30, 2013, 2012 and 2011, respectively.

14.  Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2013. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 28, 2012	October 27, 2012	January 26, 2013	April 30, 2013
	(In thousands except per share data)
Year ended April 30, 2013
Revenue	$58,677	$80,278	$47,087	$54,110
Gross margin	$19,505	$35,636	$19,673	$17,722
Net (loss) income	$(1,386)	$8,738	$3,869	$(795)
Net (loss) income per share—basic	$(0.06)	$0.40	$0.17	$(0.04)
Net (loss) income per share—diluted	$(0.06)	$0.39	$0.17	$(0.04)

	Three Months Ended
	July 30, 2011	October 29, 2011	January 28, 2012	April 30, 2012
	(In thousands except per share data)
Year ended April 30, 2012
Revenue	$61,997	$80,372	$71,964	$110,675
Gross margin	$21,715	$30,630	$27,433	$49,555
Net income	$326	$6,587	$5,744	$17,794
Net income per share—basic(1)	$0.02	$0.30	$0.26	$0.81
Net income per share—diluted(1)	$0.01	$0.30	$0.26	$0.80

(1)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

15.   Subsequent Event

        Subsequent to April 30, 2013, the Company's investment in two convertible bonds classified as available-for-sale issued by CybAero experienced a decline in fair value. As of June 18, 2013, the most practical date prior to the issuance of this Annual Report on Form 10-K, the closing stock price was 20.50 SEK. Based on the closing stock price on June 18, 2013, the fair value of the two convertible bonds held by the Company is $6,351,000 as compared to a fair value of $9,071,000 at April 30, 2013.

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2011	$745	$492	$—	$(598)	$639
2012	$639	$282	$—	$—	$921
2013	$921	$15	$—	$—	$936
Warranty reserve for the year ended April 30:
2011	$804	$1,449	$—	$(1,126)	$1,127
2012	$1,127	$4,284	$—	$(2,539)	$2,872
2013	$2,872	$2,169	$—	$(3,526)	$1,515
Reserve for inventory excess and obsolescence for the year ended April 30:
2011	$1,191	$579	$—	$(529)	$1,241
2012	$1,241	$2,056	$—	$(543)	$2,754
2013	$2,754	$1,461	$—	$(344)	$3,871
Reserve for self-insured medical claims for the year ended April 30:
2011	$1,014	$7,322	$—	$(7,438)	$898
2012	$898	$9,082	$—	$(8,532)	$1,448
2013	$1,448	$7,950	$—	$(7,970)	$1,428

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2013, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2013 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2013 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On February 21, 2013, we and Charles R. Holland, one of its directors, entered into Amendment No. 3 to Standard Consulting Agreement, or the Amendment, which amended the Standard Consulting Agreement, or the Consulting Agreement, previously entered into by us and Mr. Holland. Pursuant to the terms of the Amendment, the term of the Consulting Agreement was extended until January 1, 2016. In addition, also on February 21, 2013, we and Mr. Holland entered into a task order in accordance with the terms of the Consulting Agreement pursuant to which Mr. Holland shall provide 24 days per year of general marketing support for unmanned air vehicle systems to us over an anticipated three-year period at a rate of $4,000 per day. The foregoing descriptions of the Amendment and the task order do not purport to be complete and are qualified in their entirety by reference to the complete text of the Amendment and the task order, which are filed as Exhibits 10.26 and 10.27 hereto and incorporated by reference in this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2013, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2013, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2013 of AeroVironment, Inc. and subsidiaries and our report dated June 25, 2013 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 25, 2013

 PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Codes of Ethics

        We have adopted a Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is posted on our website, http://investor.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (626) 357-9983 or by writing to us at AeroVironment, Inc., Attn: Secretary, 181 W. Huntington Dr., Suite 202, Monrovia, CA 91016. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any reported filed with the SEC.

        No family relationships exist among any of our executive officers or directors.

        There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

        The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2013 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2013 and 2012

  •
  Consolidated Statements of Income for the Years ended April 30, 2013, 2012 and 2011

  •
  Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2013, 2012 and 2011

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2013, 2012 and 2011

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2013, 2012 and 2011

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

  3.    Exhibits

        See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3(2)	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(3)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(4)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2012
10.10#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan

Exhibit Number	Exhibit
10.11#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(5)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13(6)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto
10.14(7)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto
10.15(7)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.16†(3)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.17†(3)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.18†(8)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.19†(3)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.20†(3)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21†(9)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.22†(10)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended
10.23#(2)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.24(11)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.25#(11)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.26#	Amendment No. 3 to Standard Consulting Agreement, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.27#	Task Order FY13-001, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.28#	Relocation agreement, effective February 21, 2013, between AeroVironment, Inc. and Wahid Nawabi
10.29#(3)	Retiree Medical Plan
10.30†(12)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.31†(13)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Exhibit
101.LAB*	XBRL Taxonomy Label Linkbase Document
101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

†
Confidential treatment has been granted for portions of this exhibit.

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

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.
Date: June 25, 2013		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

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

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 25, 2013
/s/ JIKUN KIM Jikun Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	June 25, 2013
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	June 25, 2013
/s/ KENNETH R. BAKER Kenneth R. Baker	Director	June 25, 2013
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 25, 2013
/s/ MURRAY GELL-MANN Murray Gell-Mann	Director	June 25, 2013
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 25, 2013