Form 10-K/A
period 2013-04-30
AeroVironment Inc
filed 2013-08-28
CIK 1368622

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

None

         Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes    ☒ No

         Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes    ☒ No

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes    ☐ No

         Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes    ☐ No

         Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

         Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) ☐ Yes    ☒ No

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 27, 2012, was approximately $422.9 million.

         As of August 14, 2013, the issuer had 22,675,277 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         None

 EXPLANATORY NOTE

        On June 25, 2013, AeroVironment, Inc. (the "Company", "we", "us") filed its Annual Report on Form 10-K for the fiscal year ended April 30, 2013 (the "2013 Form 10-K"), with the Securities and Exchange Commission (the "SEC").

        Pursuant to Instruction G(3) of Form 10-K, this Amendment No. 1 on Form 10-K/A ("Amendment No. 1") is being filed to amend the 2013 Form 10-K to include the information required by Part III of Form 10-K due to the fact that the Company's definitive Proxy Statement for its 2013 Annual Meeting of Stockholders will be filed with the SEC more than 120 days after the end of its 2013 fiscal year.

        Through this Amendment No. 1, the following items in the 2013 Form 10-K are hereby amended and restated in their entirety:

  •
  Item 10 (Directors, Executive Officers and Corporate Governance);

  •
  Item 11 (Executive Compensation);

  •
  Item 12 (Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters);

  •
  Item 13 (Certain Relationships and Related Transactions, and Director Independence);

  •
  Item 14 (Principal Accounting Fees and Services); and

  •
  Item 15 (Exhibits, Financial Statement Schedules).

        Except as set forth in this Amendment No. 1, no other items in the 2013 Form 10-K are being amended hereby. The Company has not undertaken any obligation to update or supplement any other items in the 2013 Form 10-K, including, without limitation, the Company's consolidated financial statements included therein (the "2013 Financial Statements"), to reflect any events occurring after June 25, 2013 or to modify or update information or disclosures in the 2013 Form 10-K or the 2013 Financial Statements affected by other subsequent events.

 PART III

Item 10.    Directors, Executive Officers and Corporate Governance.

        Set forth below is biographical information for each of our current executive officers and directors and director nominees that will stand for election at our 2013 Annual Meeting of Stockholders.

        Our executive officers are appointed by, and serve at the direction of, our board of directors and until their successors have been duly elected and qualified unless sooner removed by our board of directors.

        Our board of directors currently consists of seven members and is divided into three classes of directors serving staggered three-year terms. Directors for each class are elected at the annual meeting of stockholders held in the year in which the term for their class expires and hold office until their resignation or removal or their successors are duly elected and qualified. In accordance with our certificate of incorporation and bylaws, our board of directors may fill existing vacancies on the board of directors by appointment.

        All of our directors bring significant leadership, expertise and diverse backgrounds and perspectives to our board of directors as a result of their professional experience and service as executives and/or board members of other companies. As part of the biographical information for each of our directors and director nominees, included below is a description of certain experience, qualifications and skills that contribute or would contribute, as applicable, to such individual's effectiveness as a director, and to the board of directors' effectiveness overall, and that led our board of directors to conclude that these individuals should serve as our directors.

Name	Age	Position (Current Class of Director)	Year Current Term as Director Expires
Nominees for Class I Director:
Charles Thomas Burbage	65	Nominee for director (Class I)
Charles R. Holland	67	Director (Class I)	2013
Edward R. Muller	61	Nominee for director (Class I)
Continuing Directors:
Joseph F. Alibrandi(1)(2)(3)	84	Director (Class II)	2014
Timothy E. Conver(4)	69	President, Chief Executive Officer, Chairman and Director (Class III)	2015
Arnold L. Fishman(1)(2)(3)(4)	68	Director (Class III)	2015
Stephen F. Page(1)(2)(3)	73	Director (Class II) and Lead Independent Director	2014
Other Executive Officers:
Jikun Kim	49	Senior Vice President and Chief Financial Officer
Tom Herring	53	Senior Vice President and Chief Operating Officer
Roy Minson	51	Senior Vice President and General Manager, Unmanned Aircraft Systems
Wahid Nawabi	44	Senior Vice President and General Manager, Efficient Energy Systems
Cathleen S. Cline	54	Senior Vice President of Administration

(1)
Member of the Audit Committee.

(2)
Member of the Compensation Committee.

(3)
Member of the Nominating and Corporate Governance Committee.

(4)
Member of the Executive Committee.

Directors and Director Nominees

Charles Thomas (Tom) Burbage, nominated for director in 2013

        Mr. Burbage retired from Lockheed Martin Aeronautics Company in April 2013 after a distinguished 33 year career, during which he served most recently as Executive Vice President and General Manager, Joint Strike Fighter Program from 2000 to 2013. During his tenure at Lockheed Martin, Mr. Burbage also served as President of the company's LM Aeronautical Systems division from 1999 to 2000, leading the restructuring of that division prior to its consolidation in 2000. Mr. Burbage previously served on active duty in the U.S. Navy as a Naval Aviator and recorded more than 3,000 flight hours in 38 types of military aircraft before retiring as a Captain in the Naval Reserve in 1994. Mr. Burbage has received numerous industry awards, including, the inaugural Award for Ethical Leadership from the U.S. Naval Academy/Harvard Business Review in 2007; the Leadership in Aerospace Award from the Society of Automotive Engineers in 2006; the Donald C. Burnham Award from the Society of Manufacturing Engineers; the Silver Knight Award from the National Management Association; three Laurels Awards from Aviation Week magazine and the Aerospace Industry Personality of the Year Award for 2002 from Flight International magazine. He is a member of the Society of Experimental Test Pilots and is a Fellow of the Royal Aeronautical Society in the United Kingdom. Mr. Burbage received a B.S. in aerospace engineering from the U.S. Naval Academy and holds an M.S. in aeronautical systems from the University of West Florida and an M.B.A. from the University of California, Los Angeles.

        Mr. Burbage would provide the board of directors with valuable perspective and experience on aerospace program development, management, international marketing and global operations, complex program management, business scaling and Washington D.C. operations.

Charles R. Holland, director since 2004

        Mr. Holland retired as Commander, Headquarters U.S. Special Operations Command, or USSOCOM, in November 2003 and currently serves as an independent consultant for various entities. Mr. Holland has been a consultant to AeroVironment since February 2004. Prior to his retirement, Mr. Holland was responsible for all special operations forces of the Army, Navy and Air Force, both active duty and reserve. Mr. Holland entered the United States Air Force in 1968. He has commanded a squadron, two Air Force wings, served as Deputy Commanding General of the Joint Special Operations Command, and was Commander of the Special Operations Command, Pacific. Prior to commanding USSOCOM, he commanded the Air Force Special Operations and was the Vice Commander of U.S. Air Forces in Europe. Mr. Holland serves on the board of directors of SELEX Galileo, Inc., Augusta Westland N.A. Inc., Tenax Aerospace, Protonex Technology Corporation, and the charitable organization Special Operations Warrior Foundation, and as an advisor to Cubic Defense Applications Incorporated, General Atomics Technologies Corporation, and Camber Corporation. Mr. Holland has a B.S. in aeronautical engineering from the U.S. Air Force Academy, an M.S. in business management from Troy State University (W. Germany) and an M.S. in astronautical engineering from the Air Force Institute of Technology.

        Mr. Holland brings to the board of directors his perspective and expertise as both a warfighter and senior military commander. He also provides critical insight into the needs and demands of our Unmanned Aircraft System, or UAS, customers as well as the procurement process of our principal customer, the U.S. Department of Defense.

Edward Muller, nominated for director in 2013

        Mr. Muller has served as Vice Chairman of NRG Energy, Inc., or NRG, a U.S. based energy production and distribution company since December 2012. Prior to the merger in 2012 of NRG and GenOn Energy Inc., or GenOn, he served as the chairman and chief executive of GenOn, which also produced and sold electricity in the United States. From 2005 to 2010, he was chairman and chief executive of Mirant Corporation, which produced and sold electricity in the United States and internationally. Previously, Mr. Muller served as president and chief executive officer of Edison Mission Energy until 2000, which had major international activities. Mr. Muller previously was vice president, chief financial officer, general counsel and secretary of Whittaker Corp., a Los Angeles-based conglomerate with activities in aerospace, chemicals, healthcare and metals. Mr. Muller serves as a director of Transocean Ltd., an offshore oil and gas driller, and previously served as a director of Contact Energy, Ltd., Edison Mission Energy, Interval, Inc., Oasis Residential, Inc., Ormat Technologies, Inc., RealEnergy, Inc., RigNet Inc., Strategic Data Corp., The Keith Companies, Inc., and Whittaker Corp. He is a member of the Council on Foreign Relations, the Pacific Council on International Policy and the Board of Trustees of the Riverview School (which he chaired for four years), and previously was Chairman of the U.S.-Philippines Business Committee and Co-Chairman of the International Energy Development Council. Mr. Muller received his undergraduate degree from Dartmouth College and his J.D. from Yale Law School.

        Mr. Muller would provide the board with an intimate understanding of the U.S. and global electricity production and distribution industry in support of the company's electric vehicle strategy, international business operations, multi-product portfolio strategy and commercial applications for unmanned systems.

Joseph F. Alibrandi, director since 1999

        Mr. Alibrandi has served as the Chief Executive Officer of Alibrandi Associates, a money management firm, since 1999 and is the former Chairman and Chief Executive Officer of Whittaker Corporation, a leading designer and manufacturer of a broad range of fluid control devices and systems for both commercial and military aircraft, as well as various industrial applications. Mr. Alibrandi previously led Raytheon's missile systems business and has also served as a director of BancAmerica Corporation, Burlington Northern Santa Fe Corp., Jacobs Engineering, Catellus Development Corp., as Chairman of the Board of the Federal Reserve Bank of San Francisco, the International Policy Committee of the U.S. Chamber of Commerce, the California Business Roundtable's Task Force on Education and as Co-Chairman of President Reagan's Grace Commission. Mr. Alibrandi received a B.S. in mechanical engineering from Massachusetts Institute of Technology.

        Mr. Alibrandi brings to the board of directors extensive executive experience with global organizations, particularly in the aerospace and defense industry as well as significant operational, financial and corporate governance expertise.

Stephen F. Page, Lead Independent Director and director since 2013

        Mr. Page most recently served on the boards of directors and audit committees of Lowe's Companies, Inc., a home improvement retailer, from 2003 to 2012, PACCAR, Inc., one of the largest manufacturers of medium and heavy duty trucks in the world, from 2004 to 2012, and Liberty Mutual Holding Company Inc., one of the largest property and casualty insurance companies in the U.S., where he was lead director. He chaired the audit committees at PACCAR and Lowe's. As lead director at Liberty Mutual, Mr. Page chaired regularly scheduled executive sessions designed to ensure open consideration of all issues and acted as liaison between directors and the chairman. Mr. Page currently serves as a trustee of Mount St. Mary's College and the Catholic Education Foundation. He also has served on the board of trustees at Loyola Marymount University. Before retiring in 2004, Mr. Page served in many leadership roles at United Technologies Corporation, a company that provides high-technology products and services to the global aerospace and building systems industries, including director, vice chairman and chief financial officer, and president and chief executive officer of Otis Elevator, an $8 billion division of United Technologies. Prior to his leadership roles at United Technology, Mr. Page spent 20 years with Black & Decker Corporation, a manufacturer and marketer of power tools and accessories, first as general counsel for its McMullough Corporation subsidiary, then as treasurer, and finally as executive vice president and chief financial officer at the company's corporate headquarters in Towson, Maryland. Mr. Page holds a B.S. in business administration from Loyola Marymount University and a J.D. from Loyola Law School.

        Mr. Page provides the board of directors with broad and extensive executive management, corporate governance, financial analysis and management, and public company experience, in particular, as it relates to issues facing high-technology companies serving the aerospace and defense sector.

Timothy E. Conver, Chairman since 2007 and director since 1988

        Mr. Conver has served as our President since November 1990 and as our Chief Executive Officer since 1992. Prior to joining AeroVironment, Mr. Conver served as President of Whittaker Electronic Resources, a supplier of engineered products for military electronics and industrial instrumentation, for ten years. Mr. Conver is a graduate of the University of Montana and received his M.B.A. from the University of California, Los Angeles.

        Mr. Conver's knowledge of all aspects of our business and history and his extensive experience managing companies providing high-technology solutions to military industrial customers, combined with his drive for practical innovation and focus on current and future customer needs, position him well to serve as our Chairman, President and Chief Executive Officer.

Arnold L. Fishman, director since 1998

        Mr. Fishman is the Founder of Lieberman Research Worldwide, a leading market research firm in the western United States and Interviewing Service of America, a supplier of market survey services. Mr. Fishman has served as the Chairman of Lieberman Research Worldwide and Interviewing Service of America since 1979 and 1983, respectively. Mr. Fishman received his B.S. in psychology from Brooklyn College.

        Mr. Fishman brings to the board unique insight into purchasing behaviors and communications and their relationship to successful business decision-making. He also provides the experience of a serial entrepreneur who formed multiple businesses and led them through significant growth and has experience scaling operations to support that growth.

Other Executive Officers

        Jikun Kim was appointed as Senior Vice President and Chief Financial Officer in 2010. Prior to assuming his current role, Mr. Kim served as Interim Chief Financial Officer after joining the company as Vice President and Controller in June 2009. Prior to joining AeroVironment, Mr. Kim served with Raytheon Company, a defense contractor, for more than eight years, most recently as Chief Financial Officer of Raytheon Vision Systems. Raytheon Vision Systems is a world leader in infrared detector technology focused on design and manufacturing infrared detectors for space, tactical and airborne infrared sensors. Mr. Kim received an M.B.A. from Columbia Business School, an M.S. in electrical engineering from the University of California at Los Angeles and a B.S. in electrical engineering from the University of California at Berkeley.

        Tom Herring was appointed as Chief Operating Officer in May 2012 after serving as Senior Vice President and General Manager, Unmanned Aircraft Systems, for two years beginning in March 2010. Mr. Herring previously served as Vice President, Strategy for the same business from November 2008 to December 2009 and then as Vice President, Business Development through March 2010. Prior to joining AeroVironment, Mr. Herring worked for 27 years with BAE Systems, a global company engaged in the development, delivery and support of advanced defense, security and aerospace systems, in a succession of positions of increasing responsibility, most recently as Vice President and General Manager of Integrated Solutions, a BAE Systems business unit with approximately $150 million in annual revenues and approximately 300 employees. Mr. Herring received a B.B.A. from Hofstra University and an M.B.A. from Pepperdine University.

        Roy Minson was appointed as Senior Vice President and General Manager, Unmanned Aircraft Systems, in May 2012, and previously served as Vice President of Business Development and Deputy General Manager, Unmanned Aircraft Systems, since April 2010. Prior to joining AeroVironment, Mr. Minson served as Vice President and Operations Manager for a research and development business within the Tactical Systems and Solutions division of SAIC, a defense contractor, for five years, where he was responsible for transitioning products and solutions. Mr. Minson received a B.S. in industrial technology from Southern Illinois University, Carbondale, and an M.B.A. from University of Redlands.

        Wahid Nawabi has served as Senior Vice President and General Manager, Efficient Energy Systems since December 2011. Prior to joining AeroVironment, Mr. Nawabi served as Vice President, Global Sales of Altergy Systems, a designer and manufacturer of fuel cell power systems, from March 2010 through November 2011, and as Vice President, Americas, and Vice President, Global Sales for C&D Technologies, a producer and marketer of electrical power storage and conversion products, from February 2009 through March 2010. Prior to joining C&D Technologies, Mr. Nawabi worked for 16 years with American Power Conversion. a provider of power protection products and services, in a succession of positions of increasing responsibility, most recently as Vice President, Enterprise Segment, North America and Canada. Mr. Nawabi has a B.S. in electrical engineering from the University of Maryland, College Park.

        Cathleen S. Cline has served as Senior Vice President of Administration since 2008 after serving as Vice President of Administration since 1991. Prior to joining AeroVironment, Ms. Cline was the Human Resources Manager at both Whittaker Electronic Resources and the law firm of O'Melveny & Myers LLP. Ms. Cline has a B.S. in psychology and a B.S. in business management from the University of Oregon.

Code of Ethics

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

Board Independence and Standing Committees

        Under our Corporate Governance Guidelines, our board of directors annually reviews the financial and other relationships between the non-management directors and the company as part of its annual assessment of director independence. The Nominating and Corporate Governance Committee makes recommendations to the board about the independence of non-management directors, and the board determines whether those directors are independent. The board uses the definition of independence under the listing standards of The NASDAQ Stock Market LLC, or Nasdaq, when determining whether its members are independent. Applying those standards, the board has determined that each of the following non-management directors is independent: Joseph F. Alibrandi, Kenneth R. Baker,

Arnold L. Fishman, Murray Gell-Mann and Stephen F. Page, and that Charles Thomas Burbage and Edward R. Muller are also independent. The board has determined that Charles R. Holland does not qualify as an independent director because of the payments he receives from his consulting role with the company. As a result, Mr. Holland does not participate on any committee of the board or in executive sessions of the independent directors. Otherwise, Mr. Holland continues to participate fully in the board's activities and to provide valuable expertise and advice. Timothy E. Conver is not an independent director because he serves as our Chief Executive Officer and President.

        Our board of directors has established four committees: the Audit Committee, the Compensation Committee, the Nominating and Corporate Governance Committee and the Executive Committee. Our board of directors may establish other committees to facilitate the management of our business. All of the members of each of these standing committees other than the Executive Committee meet the criteria for independence prescribed by the SEC and Nasdaq.

        Current membership of each committee is as follows, with committee chairpersons listed first.

Audit Committee	Nominating and Corporate Governance Committee
Joseph F. Alibrandi	Murray Gell-Mann
Kenneth R. Baker	Joseph F. Alibrandi
Arnold L. Fishman	Kenneth R. Baker
Murray Gell-Mann	Arnold L. Fishman
Stephen F. Page	Stephen F. Page

Compensation Committee	Executive Committee
Arnold L. Fishman	Arnold L. Fishman
Joseph F. Alibrandi	Timothy E. Conver
Kenneth R. Baker
Murray Gell-Mann
Stephen F. Page

        The board has determined that Mr. Alibrandi qualifies as an audit committee financial expert as defined by the rules of the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended, requires that our executive officers and directors, and persons who own more than ten percent of a registered class of our equity securities, file reports of ownership and changes in ownership with the SEC. Executive officers, directors and greater-than-ten percent stockholders are required by SEC regulations to furnish us with all Section 16(a) forms they file. Based solely on our review of the copies of the forms received by us and written representations from certain reporting persons that they have complied with the relevant filing requirements, we believe that, during the fiscal year ended April 30, 2013, all of our executive officers, directors and greater-than-ten percent stockholders complied with all Section 16(a) filing requirements except for the following: (a) one Statement of Changes in Beneficial Ownership on Form 4, reporting a single transaction, was filed late by Timothy E. Conver; (b) one Statement of Changes in Beneficial Ownership on Form 4, reporting a single transaction, was filed late by Jikun Kim; (c) one Statement of Changes in Beneficial Ownership on Form 4, reporting a single transaction, was filed late by Tom Herring; (d) two Statements of Changes in Beneficial Ownership on Form 4, each reporting a single transaction, were filed late by Roy Minson; and (e) one Statement of Changes in Beneficial Ownership on Form 4, reporting a single transaction, was filed late by Cathleen S. Cline. These late filings were the result of delays and lack of internal coordination in the making of these filings by certain individuals who had been appointed attorneys-in-fact by these officers.

Item 11.    Executive Compensation.

Compensation Discussion and Analysis

        This Compensation Discussion and Analysis provides information about the material components of our executive compensation program for:

  •
  Timothy E. Conver, the Chairman of our Board of Directors, President and Chief Executive Officer;

  •
  Jikun Kim, our Senior Vice President and Chief Financial Officer;

  •
  Tom Herring, our Senior Vice President and Chief Operating Officer;

  •
  Roy Minson, our Senior Vice President and General Manager, Unmanned Aircraft Systems; and

  •
  Wahid Nawabi, our Senior Vice President and General Manager, Efficient Energy Systems.

        We refer to these executive officers collectively in this Compensation Discussion and Analysis as the "Named Executive Officers."

        Specifically, this Compensation Discussion and Analysis provides an overview of our executive compensation philosophy, the overall objectives of our executive compensation program, and each compensation component that we provide. In addition, we explain how and why the Compensation Committee arrived at specific compensation policies and decisions involving our Named Executive Officers during fiscal year 2013.

  Executive Summary

        Our executive compensation program is designed to support our business goals and objectives by providing a link between the total compensation opportunities for our executive officers, including the Named Executive Officers, and the creation of long-term stockholder value. In line with this philosophy, compensation awarded to our Named Executive Officers for fiscal year 2013 reflected our financial and strategic results and overall compensation philosophy. We also adopted several policies in August 2013 to bolster our other existing compensation "best practices," including a compensation recovery policy, executive and non-employee director stock ownership and stock retention guidelines and anti-hedging policies.

        Fiscal Year 2013 Financial Results:    Our key fiscal year 2013 financial results were as follows:

Financial Measure	Fiscal Year 2013	Fiscal Year 2012	Increase or (Decrease) (%)
Revenue:	$240.2 million	$325.0 million	(26)%
Revenue UAS:	$194.3 million	$273.7 million	(29)%
Revenue EES:	$45.9 million	$51.3 million	(11)%

Gross Margin:	$92.5 million	$129.3 million	(28)%
Gross Margin UAS:	$79.1 million	$116.1 million	(32)%
Gross Margin EES:	$13.5 million	$13.3 million	1%

  •
  Strategic Achievements:  Our key fiscal year 2013 strategic achievements were as follows:

  •
  Won fifth U.S. Department of Defense program of record for small UAS, the Army's $248 million ID/IQ contract.

  •
  Secured multiple new international awards for our small UAS, expanding global footprint and generating record international sales volume.

  •
  Fielded Switchblade for military use and supported initial deployment to position Switchblade for increasing demand.

    •
    Executed a strategic supplier relationship with, and investment in, CybAero AB and are developing a vertical take-off and landing, Tier 2 UAS platform.

    •
    Established new relationships with automotive original equipment manufacturers for our electric vehicle charging equipment and services, including becoming the exclusive home charging system and installation provider for Ford Motor Company.

    •
    Won exclusive distribution rights and preferred installation service provider status for Nissan DC Quick Chargers in the U.S. market.

    •
    Expanded network of DC fast charging systems to more than 40 along interstate 5 in Oregon and Washington State to support the "West Coast Electric Highway."

    •
    Won a $3.7 million award by the California Energy Commission to provide and install charging stations throughout California.

        Fiscal Year 2013 Compensation Determinations.    During fiscal year 2013, the Compensation Committee made the following compensation decisions:

  •
  Modest Base Salary Increases:  Our Named Executive Officers received modest base salary increases for fiscal year 2013, which increases were based on each executive's performance and a position-oriented analysis of peer group salaries, while Mr. Herring received a proportionately larger base salary increase as a result of his promotion to Chief Operating Officer in May 2012.

  •
  Continued Emphasis on Variable Compensation:  In fiscal year 2013, the Compensation Committee continued its practice of awarding the majority of total cash compensation to the Named Executive Officers in the form of variable compensation that is performance-based. Variable compensation is tied to the achievement of performance goals or stock price improvement and includes elements such as annual incentive bonuses, long-term incentive compensation and equity awards and aligns executive compensation with stockholder interests.

  •
  No Annual Bonuses for Fiscal Year 2013 Due to Performance Relative to Corporate Financial Goals:    We maintain a formulaic annual cash bonus plan tied to achievement of corporate financial, strategic and individual objectives. Based on our performance against our corporate financial objectives, our Named Executive Officers did not achieve any annual bonus payouts.

  •
  Continuation of Long-Term Incentive Compensation Program:    During fiscal year 2013, the Compensation Committee approved a long-term incentive award intended to reward the achievement of specified financial objectives over the three-year performance cycle comprised of fiscal years 2013, 2014 and 2015. If payouts are earned, they will be paid 50% in cash and 50% in restricted stock units. The restricted stock units will be subject to an additional two-year vesting period.

  •
  Key Compensation Governance Changes:  In August 2013, our board of directors adopted the following policies:

  •
  Clawback Policy:    We adopted a policy for recovering or "clawing back" incentive compensation of executive officers.

  •
  Executive Stock Ownership Guidelines and Post-Vesting Stock Retention Guidelines:    We adopted stock ownership and stock retention guidelines.

  •
  Other Compensation "Best Practices":

  •
  No Employment, Severance or Change in Control Agreements:    We do not have any employment, severance or change in control agreements with our Named Executive Officers.

    •
    No Tax Gross-Ups:    We do not provide tax gross-ups with regard to any compensation, benefit or perquisite paid by us to our Named Executive Officers.

    •
    Independent Compensation Consultant:    With regard to executive compensation matters, the Compensation Committee is advised by an independent compensation consultant.

  •
  Response to 2011 Say on Pay Vote:

  •
  In October 2011, we held a stockholder advisory vote on the compensation of our Named Executive Officers, commonly referred to as a say-on-pay vote. Our stockholders overwhelmingly approved the compensation of our Named Executive Officers, with over 98% of stockholder votes cast in favor of our 2011 say-on-pay resolution (excluding abstentions and broker non-votes). As we evaluated our compensation practices and talent needs since that time and during fiscal year 2013, we were mindful of the strong support our stockholders expressed for our compensation philosophy. As a result, following our annual review of our executive compensation philosophy, the Compensation Committee decided to generally retain our existing approach to executive compensation for our continuing executives, with an emphasis on short- and long-term incentive compensation that rewards our senior executives when they deliver value for our stockholders.

  •
  In addition, when determining how often to hold a stockholder advisory vote on executive compensation, the board of directors took into account the strong preference for a triennial vote expressed by our stockholders at our 2011 Annual Meeting of Stockholders. Accordingly, the board of directors determined that we will hold an advisory stockholder vote on the compensation of our Named Executive Officers every three years until the next say-on-pay frequency vote.

Objectives of our Executive Compensation Program

        Our executive compensation program is designed to support our business goals and objectives by providing a link between the total compensation opportunities for our executive officers, including the Named Executive Officers, and the creation of long-term stockholder value. Specifically, our executive compensation program is designed to:

  •
  attract, motivate and retain superior talent;

  •
  ensure that compensation is commensurate with the company's performance and stockholder returns;

  •
  provide performance awards for the achievement of strategic objectives that are critical to our long-term growth; and

  •
  ensure that our executive officers have financial incentives to achieve substantial growth in stockholder value.

        Our compensation program is designed to achieve these objectives through a combination of the following types of compensation: base salary, annual cash incentive bonus awards, long-term incentive compensation payable in cash and restricted stock units for multi-year performance periods, equity awards and other employee benefits. Each of these compensation components serve our interests in different ways and represent a balance between different elements of compensation and differing time periods for different elements. A significant portion of the compensation provided to the Named Executive Officers is based on our performance and the performance of our stock price. This design approach helps align the interests of our executive officers with those of stockholders in seeing long-term increases in the value of our common stock. We have selected these compensation components to create a flexible pay package that reflects the long-term nature of our business and can reward both the short-term and long-term performance of the company and each individual Named Executive Officer. Each element of our executive compensation program is discussed in greater detail below.

  Compensation-Setting Process

        The Compensation Committee is responsible for overseeing our executive compensation program, as well as determining and approving the ongoing compensation arrangements for our executive officers, including the Named Executive Officers.

        Generally, annual base salary adjustments for our executive officers are determined within the first quarter of each calendar year. Annual cash bonus payouts are made within 75 days of our fiscal year end to synchronize award determinations with the conclusion of our fiscal year and the review of fiscal year financial results. Historically, long-term incentive awards have been made at the discretion of the Compensation Committee. Compensation adjustments in connection with changes in duties and/or other material changes in the primary assumptions forming the basis of a compensation decision will continue to be made as required by circumstances throughout the fiscal year.

  Role of Our Chief Executive Officer

        Typically, our Chief Executive Officer makes recommendations to the Compensation Committee regarding the compensation of our executive officers (except with respect to his own compensation), including base salary levels, target annual cash bonus opportunities, bonus payouts under the prior fiscal year's annual bonus plan, and long-term incentive compensation levels, with the assistance of our Senior Vice President, Administration. He also provides recommendations for the corporate and business segment financial objectives and individual performance objectives used in our annual cash bonus plan and long-term incentive compensation program. He supports his recommendations with competitive market data developed by our human resources department and by reviewing the historical performance of each executive officer with the Compensation Committee. Although the Compensation Committee carefully considers the recommendations of our Chief Executive Officer when determining the compensation of our executive officers, it bases its decisions on the collective judgment of its members after considering the input of its compensation consultant and any relevant supporting data.

        While our Chief Executive Officer attends meetings of the Compensation Committee, the committee meets outside the presence of our Chief Executive Officer when discussing his compensation. Decisions with respect to our Chief Executive Officer's compensation are made by the Compensation Committee, subject to the approval of the independent members of our board of directors (unless such decisions require approval by our Compensation Committee to the extent such compensation is intended to be qualified performance-based compensation for purposes of Section 162(m) of the Code).

        The Compensation Committee may delegate and grant authority to our Chief Executive Officer and/or a committee of executive officers to grant awards under the company's equity incentive plan to the employees holding positions below the level of Vice President.

  Role of Compensation Consultant

        The Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the oversight of our executive compensation program. In fiscal year 2013, the Compensation Committee did not independently engage an executive compensation advisor, but relied upon the engagement of Compensia, Inc., a national compensation consulting firm, by management to provide executive compensation advisory services, including an executive officer compensation assessment and a board of directors' compensation review. Compensia, Inc. did not provide any non-compensation-related services to us during fiscal year 2013.

        The Compensation Committee has considered the independence of Compensia and each other advisor and outside legal counsel that provide advice to the Compensation Committee, consistent with the requirements of Nasdaq. Further, as required under Item 407(e)(3) of Regulation S-K, the

Compensation Committee conducted a conflicts of interest assessment and determined that there is no conflict of interest resulting from retaining Compensia. The Compensation Committee intends to reassess the independence of its advisors at least annually.

  Competitive Market Data

        Each year, the Compensation Committee reviews the executive compensation practices of a group of companies in the technology sector determined to be comparable to us based on their size and public company status. The fiscal year 2013 peer group consisted of the companies listed below. The peer companies had a median twelve month trailing revenue of $394 million versus our trailing twelve month revenue of $322 million and a median market capitalization of $496 million versus our market capitalization of $493 million, as calculated by the Compensation Committee's independent compensation consultant in February 2013.

American Science & Engineering	HEICO Corporation
Astronics Corporation	II-IV Incorporated
Cbeyond, Inc.	iRobot Corporation
Ceradyne, Inc.	KVH Industries, Inc.
DigitalGlobe, Inc.	LMI Aerospace, Inc.
Ducommun	NCI, Inc.
GenCorp	ViaSat, Inc.
GeoEye, Inc.

        The Compensation Committee uses the information derived from this review in two ways: to assist it in determining the appropriate level and reasonableness of total compensation, as well as each separate component of compensation, for our executive officers and to ensure that the compensation we offer to them is competitive and fair.

        The Compensation Committee has adopted a general approach of compensating our executive officers with base salaries commensurate with the experience and expertise of the individual executive and competitive with the median base salaries of executives at comparable companies that we consider to be our peers. To reward our executive officers for their contributions to the achievement of pre-established annual corporate and business segment financial performance objectives linked to the company's annual operating plan, the Compensation Committee sets annual cash bonus opportunities at a level designed to ensure that, when actual bonus payouts are added to the executive officer's base salary, the total annual cash compensation for above-average performance will exceed the average total cash compensation level of executives at comparable companies that we consider to be our peers. The Compensation Committee has adopted this approach in recognition of the aggressive nature of the company's annual operating plan.

        With respect to long-term incentive compensation opportunities, the Compensation Committee generally sets the target award levels so that, assuming achievement of the financial objectives established for a performance period, the total compensation for our Named Executive Officers will exceed the median total compensation of comparable executives at the companies in our peer group by 20-40%. The Compensation Committee believes that this approach is consistent with the high level of growth generally reflected in such financial objectives.

        The Compensation Committee exercises its discretion in setting the compensation of our executive officers. As a result, the total compensation (or any particular component of compensation) received by an executive officer may differ materially from the amounts paid by comparable companies that we consider to be our peers. In addition to competitive market data, in making its compensation decisions, the Compensation Committee also considers an executive officer's position, tenure with the company, individual and organizational performance, our retention needs, and internal pay equity.

  Executive Compensation Program Components

        The following describes each component of our executive compensation program, the rationale for each, and how compensation amounts are determined.

  Base Salary

        We use base salaries to provide our executive officers, including the Named Executive Officers, with a fixed amount of compensation for their regular work. The Compensation Committee generally reviews the base salaries of our executive officers at the beginning of each fiscal year, as well as at the time of a promotion or other change in responsibilities. Base salary adjustments generally go into effect within the first quarter of each fiscal year. Base salary adjustments are based on an evaluation of an executive officer's position, tenure with our company, individual and organizational performance, our retention needs, and internal pay equity. In addition, to ensure that the base salaries of our executive officers are competitive and appropriate, the Compensation Committee reviews the salaries of executives holding comparable positions at the companies in our peer group.

        In light of the considerations discussed above, for fiscal year 2013, the annual base salaries of our Chief Executive Officer, Chief Financial Officer, Chief Operating Officer, Senior Vice President of Unmanned Aircraft Systems and Senior Vice President of Efficient Energy Systems were, $510,016, $280,010, $300,019, $285,002, and $270,005, respectively. These base salaries represented increases of 2.7%, 3.1%, 10.4%, 5.0% and 1.9%, respectively, over fiscal year 2012 base salary levels for the same positions. Mr. Herring's base salary increase of 10.4% reflected his promotion to Chief Operating Officer.

        We believe that the base salaries paid to our Named Executive Officers during fiscal year 2013 helped to achieve our executive compensation objectives, compare favorably to our peer group and, in light of our overall compensation program, are at or near the median salary of the executives holding comparable positions at companies in our peer group.

  Annual Cash Bonuses

        We believe that a significant portion of overall cash compensation of our executive officers, including the Named Executive Officers, should be "at risk" (that is, contingent upon the successful implementation of our annual operating plan). Annual cash bonuses represent a portion of this "at risk" compensation. We use these annual cash bonus opportunities to motivate our executive officers to achieve our short-term financial and strategic objectives while making progress towards our longer-term growth and other goals.

        Typically, at the end of the fiscal year the Compensation Committee determines whether to pay cash bonuses to our executive officers, including the Named Executive Officers, based on its assessment of our financial results and consideration of each executive officer's individual performance during the fiscal year. While the decision to make bonus payouts and any amounts payable are made in the sole discretion of the Compensation Committee, in making its determinations the Compensation Committee considers input from our Chief Executive Officer, as well as its evaluation of the expected and actual performance of each executive officer, his or her individual contributions and responsibilities, and market conditions.

  Setting Baseline Bonus Levels

        Initially, the Compensation Committee establishes a "baseline bonus level" for each executive officer, which is expressed as a percentage of his or her base salary. In setting these baseline bonus levels, which are intended to provide a competitive level of cash compensation when we meet our annual operating plan and the individual executive officer meets his or her individual performance objectives, the Compensation Committee considers the cash compensation of executives holding comparable positions at the companies in our peer group.

        Generally, the Compensation Committee sets the baseline bonus levels so that, assuming achievement of the corporate financial and individual performance objectives at targeted levels, when actual bonus payouts are added to the executive officer's base salary, the total annual cash compensation for above-average performance will exceed the average total cash compensation level of executives at comparable companies that we consider to be our peers. The Compensation Committee believes that this approach is consistent with the high level of growth generally reflected in such corporate and individual performance objectives.

  Establishing Performance Measures and Goals

        At the beginning of each fiscal year, the Compensation Committee identifies one or more corporate performance measures and establishes a specific performance target level for each measure for purposes of calculating the amount of the maximum permissible bonus for each executive officer.

        In the event that the target level for any corporate performance measure is not met, then no bonus may be paid to any executive officer. If the target levels for the applicable corporate performance measures are met, then our executive officers will be considered to have earned the maximum permissible bonus, subject to reduction in the discretion of the Compensation Committee. Pursuant to this "negative discretion," the Compensation Committee may reduce (but cannot increase) the amount of the bonus payout for any executive officer based on such factors as the Compensation Committee may determine, including, but not limited to, the achievement of one or more pre-established financial and strategic goals, which may be quantitative or qualitative in nature, as well as the baseline bonus level for each executive officer.

  Reviewing Performance Results

        At the end of the fiscal year, the Compensation Committee reviews our actual performance against the target levels set for each of the corporate performance measures established at the beginning of the year. If these target levels have been met, then the Compensation Committee uses its discretion to adjust the maximum permissible bonus for each executive officer as follows:

  •
  A portion of the maximum permissible bonus amount equal to the baseline bonus level for the executive officer is increased or decreased to reflect actual performance as compared to his or her pre-established individual financial and strategic goals. This adjustment is made pursuant to a formula that determines the percentage of the baseline bonus level to be paid, based on a percentage of achievement, subject to both a minimum performance level below which no payout will be made and an established upper limit. This assessment allows bonus decisions to take into account each executive officer's individual performance and contributions during the fiscal year.

  •
  Thereafter, the remaining portion of the maximum permissible bonus amount for each executive officer is increased or decreased based upon the recommendation of our Chief Executive Officer (except with respect to his own bonus) and the Compensation Committee's assessment of performance in the event of any unforeseen extraordinary event or transaction that occurred during the fiscal year.

        In no event may an executive officer's annual cash bonus payout exceed his or her maximum permissible bonus as established by the Compensation Committee.

        Fiscal Year 2013 Bonuses.    The Compensation Committee designed our fiscal year 2013 annual cash bonus opportunities to focus our executive officers, including the Named Executive Officers, on achieving key company financial objectives and to reward substantial achievement of these financial objectives.

        For fiscal year 2013, the Compensation Committee established the baseline bonus levels for the Named Executive Officers as follows:

Named Executive Officer	Baseline Bonus Level	Percentage of Base Salary
Timothy E. Conver	$510,000	100%
Jikun Kim	$224,000	80%
Tom Herring	$300,000	100%
Roy Minson	$256,500	90%
Wahid Nawabi	$216,000	80%

        For fiscal year 2013, the Compensation Committee selected operating income margin as the corporate performance measure for the Named Executive Officer annual bonuses and set the target level for this measure at 9%. The Compensation Committee also determined that the maximum permissible bonus amount for each executive officer would be 300% of his or her base salary if this target level was achieved.

        In addition, the Compensation Committee selected several financial and strategic goals for each executive officer to be used in adjusting the baseline bonus amount portion of his or her maximum permissible bonus:

  •
  In May 2012, the Compensation Committee established financial goals for our Chief Executive Officer significantly above the range of public guidance provided by the company for revenue growth and operating income at the beginning of fiscal year 2013. These financial goals are described in detail below.

  •
  In May 2012, the Compensation Committee established financial goals for the other Named Executive Officers at levels for their respective business or functions that, when taken in aggregate, would produce financial results for the company significantly above the range of public guidance provided by the company at the beginning of fiscal year 2013. These financial goals are described in detail below.

  •
  The strategic goals established for the Named Executive Officers in May 2012 were as follows:

Named Executive Officer	Strategic Goal Categories
Timothy E. Conver	Compliance; Strategic Growth; Positioning
Jikun Kim	Compliance; Organizational Development; Great Place to Work
Tom Herring	Key Program Wins; Market Share; Innovation Transition; Organizational Development; Great Place to Work
Roy Minson	Key Program Wins; Market Share; Innovation Transition; Organizational Development; Great Place to Work
Wahid Nawabi	Key Program Wins; Market Share; Innovation Transition; Organizational Development; Great Place to Work

        The Compensation Committee selected the financial and strategic goals for each executive officer based on the recommendation of our Chief Executive Officer and after reviewing the company's annual operating plan for fiscal year 2013, as well as its long-term strategic plan. The Compensation Committee weighted each of the specific financial goals based on its evaluation of their relative importance, and weighted the aggregate financial and strategic goals equally.

        The Compensation Committee then implemented a sliding scale that calculated a downward adjustment to 50% of the baseline bonus amount upon 85% total achievement (financial and strategic),

and an upward adjustment of up to 160% upon 130% total achievement. The baseline bonus amount was reduced to zero if an executive officer did not reach at least 85% weighted aggregate financial and strategic goals percentage of achievement, as shown below:

Scaled Adjustment of Baseline Bonus Amounts Based on Total Performance:

Percentage of Achievement:	<85%	85%	100%	130%
Percentage of Baseline Bonus Amount Paid:	0	50%	100%	160%

        Following the completion of fiscal year 2013, the Compensation Committee determined that the company's operating income margin for the year was 1.6%, which was below the target level of 9.0%. Since the company did not achieve a minimum operating income margin of 9.0%, the executive officers were not eligible to receive annual bonuses for fiscal year 2013. Even though bonuses were not paid out to executive officers, below is the actual performance with respect to each financial goal compared to the target level for each of these goals established by the Compensation Committee for each executive officer at the beginning of the fiscal year.

Percentage of Achievement of Financial Goals

Named Executive Officers	Financial Measure	Performance Goal	Actual Performance	Percentage of Achievement	Performance Weights	Percentage of Achievement
Timothy E. Conver,	Revenue UAS:	$337,639,000	$194,276,000	57.5%	75%	43.2%
Jikun Kim and Tom Herring	Revenue EES:	$66,921,000	$45,876,000	68.6%	25%	17.1%

	Weighted Average					60.3%
	Gross Margin UAS:	$123,730,000	$79,082,000	63.9%	75%	47.9%
	Gross Margin EES:	$26,847,000	$13,454,000	50.1%	25%	12.5%

	Weighted Average					60.4%
	Diluted EPS	$1.68	$0.47	—	—	28.0%
Roy Minson	Revenue UAS:	$337,639,000	$194,276,000	—	—	57.5%
	Gross Margin UAS:	$123,730,000	$79,082,000	—	—	63.9%
	Diluted EPS	$1.68	$0.47	—	—	28.0%
Wahid Nawabi	Revenue EES:	$66,921,000	$45,876,000	—	—	68.6%
	Gross Margin EES:	$26,847,000	$13,454,000	—	—	50.1%
	Diluted EPS	$1.68	$0.47	—	—	28.0%

        The market data presented to the Compensation Committee by its independent compensation consultant shows that the target total cash compensation (base salary and annual target bonus) of our Named Executive Officers ranged from the 45th percentile to the 65th percentile of the market data. When the target total direct compensation (base salary, annual target bonus and long term incentive bonus) was compared to the market data, the compensation for our Named Executive Officers ranged from approximately the 25th percentile to the 35th percentile.

  Long-Term Incentive Compensation Program

        In furtherance of our compensation philosophy that a significant portion of overall compensation for our executive officers, including the Named Executive Officers, should be tied to performance, in July 2010, the Compensation Committee approved a long-term incentive compensation program and initial awards under such program to the Named Executive Officers of the company as well as other officers and senior managers. The program is intended to reward the achievement of specific financial objectives over a three-year performance cycle. Under this program, certain employees, including the company's Named Executive Officers, are eligible to receive an award at the end of the three-year performance period based on the achievement of the financial objectives. The awards under the program are granted under the Restated 2006 Plan.

        For each performance period under the program, the Compensation Committee determines a goal bonus amount for each executive, as well as financial objectives. A minimum achievement level of 80% relative to each financial objective must be met in order for any award to be paid. An executive's final award amount will be determined based on the highest performance relative to any of the financial goals and will be determined based on a sliding scale between achievement levels as follows:

Highest Level of Achievement Relative to Any Financial Objective	Final Award Value
80% Achievement (Threshold)	50% of the Goal Bonus Amount
100% Achievement (Target)	100% of the Goal Bonus Amount
150% Achievement (Maximum)	200% of the Goal Bonus Amount

        In setting these goal bonus amounts and the achievement levels, the Compensation Committee considers the cash compensation of executives holding comparable positions at the companies in our peer group. Generally, the Compensation Committee sets the target award levels so that, assuming achievement of the financial objectives established for a performance period, the total compensation for our Named Executive Officers will exceed the median total compensation of comparable executives at the companies in our peer group by 25-40%. The Compensation Committee believes that this approach is consistent with the high level of growth generally reflected in such financial objectives.

        In no event will an executive receive more than 200% of his or her goal bonus amount. The Compensation Committee is authorized, in its sole discretion, to reduce or eliminate (but not increase) an executive's final award value based on such external factors (whether objective or subjective) as the Compensation Committee deems appropriate. Each executive's goal bonus amount assumes that he or she will be employed on a full-time basis throughout the performance period. An executive's goal bonus amount will be prorated to the extent such executive is working on a part-time basis for any portion of the performance period.

        Following the completion of a three-year performance period, the Compensation Committee certifies the company's and the relevant business unit's performance relative to the financial objectives for such performance period. Based on performance relative to the financial objectives, each executive will receive his or her final award. The awards are paid as follows: 50% will be paid in cash as soon as practicable, but in no case later than 30 days following the date on which the Compensation Committee certifies performance relative to the applicable financial objectives, which is referred to as the Certification Date. The remaining 50% will be paid in the form of a number of restricted stock units equal to (1) the portion of the award to be paid in the form of restricted stock units divided by (2) the fair market value per share of the company's common stock on the Certification Date. The restricted stock units will vest in two equal tranches on the last day of the first and second fiscal years following the completion of the relevant performance period. The restricted stock units may be settled in cash or in shares of the company's common stock, in the discretion of the Compensation Committee. In the event an executive's employment terminates before the end of a performance period or prior to the payment and/or vesting of the cash portion of the award or the restricted stock units, the award and the restricted stock units will be forfeited.

        The program is intended to be an ongoing program under which the Compensation Committee will grant new long-term incentive compensation awards each year. However, the Compensation Committee is not obligated to grant awards under the program each year, and it may grant awards in any given year with terms that vary from those set forth above in any respect, including, among other things, the performance objectives, the aggregate award values and the performance period. All determinations, interpretations and assumptions relating to the vesting and the calculation of the awards under the program will be made by the Compensation Committee.

        Awards Under the Program for the FY2013-FY2015 Performance Period.    In May 2012, the Compensation Committee granted awards under the long-term incentive compensation program for the three-year performance period that will run from the beginning of our 2013 fiscal year through the end of our 2015 fiscal year (such period of time is referred to as the FY2013-FY2015 Performance Period) and established the revenue and operating profits objectives for such FY2013-FY2015 Performance Period.

        Set forth below is a list of the Named Executive Officers who were granted long-term incentive compensation awards under the program for the FY2013-FY2015 Performance Period, the goal bonus amount for each Named Executive officer and the maximum value of each such award. The terms of these awards are consistent with the terms of the program described above.

Name	Title	Goal Bonus Amount ($)	Maximum Bonus Amount ($)
Timothy E. Conver	Chairman, President & Chief Executive Officer	510,000	1,020,000
Jikun Kim	Senior Vice President and Chief Financial Officer	224,000	448,000
Tom Herring	Senior Vice President and Chief Operating Officer	300,000	600,000
Roy Minson	Senior Vice President and General Manager, Unmanned Aircraft Systems	256,000	512,000
Wahid Nawabi	Senior Vice President and General Manager, Efficient Energy Systems	216,000	432,000

        Awards Under the Program for the FY2012-FY2014 Performance Period.    In May 2011, the Compensation Committee granted awards under the long-term incentive compensation program for the three-year performance period that will run from the beginning of our 2012 fiscal year through the end of our 2014 fiscal year (such period of time is referred to as the FY2012-FY2014 Performance Period) and established the revenue and operating profits objectives for such FY2012-FY2014 Performance Period.

        Set forth below is a list of the Named Executive Officers who were granted long-term incentive compensation awards under the program for the FY2012-FY2014 Performance Period, the goal bonus amount for each Named Executive officer and the maximum value of each such award. The terms of these awards are consistent with the terms of the program described above.

Name	Title	Goal Bonus Amount ($)	Maximum Bonus Amount ($)
Timothy E. Conver	Chairman, President & Chief Executive Officer	496,413	992,826
Jikun Kim	Senior Vice President and Chief Financial Officer	217,360	434,720
Tom Herring	Senior Vice President and Chief Operating Officer	217,360	434,720
Roy Minson	Senior Vice President and General Manager, Unmanned Aircraft Systems	217,360	434,720
Wahid Nawabi(1)	Senior Vice President and General Manager, Efficient Energy Systems	172,000	344,000

(1)
Mr. Nawabi was added to the FY2012-FY2014 long-term compensation plan in December 2011, and received awards for such performance period upon his appointment as Senior Vice President and General Manager, Efficient Energy Systems.

  Payout of Awards Under the Program for the FY2011-FY2013 Performance Period

        For the awards under the long-term incentive compensation program previously granted to the Named Executive Officers by the Compensation Committee for the three-year performance period that ran from the beginning of our 2011 fiscal year through the end of fiscal year 2013 (such period of time is referred to as the FY2011-FY2013 Performance Period), the Compensation Committee established the following long-term compensation plan corporate financial objectives:

Financial Measure	Objective
Revenue	$1,316.0 million
Operating Profits	$166.7 million

        Following the completion of fiscal year 2013, the Compensation Committee determined that the company's revenue was $857.7 million for the FY2011-FY2013 Performance Period, missing the objective by 34.8%, and that its operating profits for the FY2011-FY2013 Performance Period were $80.8 million, missing the objective by 51.5%. Accordingly, each Named Executive Officer's long-term compensation plan award for the FY2011-FY2013 Performance Period was forfeited and no amounts were paid in respect of such awards.

  Equity Compensation

        We use equity awards to motivate our executives officers, including the Named Executive Officers, to increase the long-term value of our common stock and, thereby, to align the interests of our executive officers with those of our stockholders. These equity awards, which include stock options and restricted stock awards, are intended to further our success by ensuring that sustainable value creation is a key factor in our executive officers' management of our business.

        The size and form of these equity awards is determined by the Compensation Committee in its discretion. We use stock options as one of our long-term incentives because, in addition to providing our executive officers with the opportunity to develop a stock ownership stake in our company, they result in compensation only to the extent that the market price of our common stock increases over the option term. We use restricted stock and restricted stock units as long-term incentives because they reward our executive officers for improved stock price performance, but also encourage executive retention as these awards maintain value even during periods when there is volatility in our stock price. As described above under "Long-Term Incentive Compensation," 50% of each Named Executive Officer's long-term incentive compensation award, if any, for each performance period will be paid in restricted stock units.

        In making equity awards to our executive officers, the Compensation Committee considers various factors, including not limited to, the recommendations of our Chief Executive Officer, the role and responsibilities of the executive officer, past performance, future planned contributions, and prior equity awards.

        As noted above, the Compensation Committee has the discretion to determine which executive officers will receive equity awards, as well as the amount of any such awards. Typically, the Compensation Committee grants equity awards only on the dates of its regularly-scheduled committee meetings, without regard to the timing of the release of material information about us. All stock options are granted with an exercise price equal to the closing market price of our common stock on the date of grant. Generally, stock options vest in five equal installments on each of the first five anniversaries of the date of grant.

        Fiscal Year 2013 Stock Option, Restricted Stock and Restricted Stock Unit Grants.    In April 2013, the Compensation Committee awarded stock options and restricted stock awards to certain Named Executive Officers consistent with the objective of the company's compensation program to ensure that our executive officers have financial incentives to achieve substantial growth in stockholder value. These stock option and restricted stock awards are detailed in the Grants of Plan-Based Awards table below.

        In determining the grants of options and restricted stock for each executive officer, the Compensation Committee considered the company's overall long-term incentive guidelines for all executives, which attempt to balance, in the context of the competitive market for executive talent, the benefits of incentive compensation tied to performance of the company's stock with the dilutive effect of equity compensation awards. The Compensation Committee also considered Mr. Conver's recommendations with respect to equity compensation.

        The restricted stock units granted on June 26, 2012 identified in the Grants of Plan-Based Awards table below reflect the equity component payout related to the long-term incentive compensation plan award for the FY2011-FY2012 Performance Period.

        Nawabi Special Restricted Stock Grants.    Although Mr. Nawabi was not the recipient of any long-term compensation plan awards for the special two-year performance period that ran from the beginning of our 2011 fiscal year through the end of fiscal year 2012 under our long-term compensation program, the Compensation Committee determined that it was in our best interest to provide Mr. Nawabi with equity awards similar to those received by the other Named Executive Officers under such program for that performance period. In June 2012, the Compensation Committee therefore awarded Mr. Nawabi a special award consisting of 1,936 shares of restricted stock having a value of $49,891, based on the closing price of our common stock on June 21, 2012, which was $25.77. Similar to the restricted stock units issued under the long-term incentive compensation program to the other Named Executive Officers, the shares of restricted stock awarded to Mr. Nawabi will vest in two equal annual installments on each of July 11, 2013 and 2014.

  Other Compensation

  Employee Benefit Plans

        We maintain various broad-based employee benefit plans for our employees. Our executive officers, including the Named Executive Officers, participate in these plans on the same terms as other eligible employees, subject to any applicable limits on the amounts that may be contributed on behalf of or paid to our executive officers under these plans.

        We have established a tax-qualified Section 401(k) retirement savings plan for our salaried U.S. employees who satisfy certain eligibility requirements. We intend for this plan to qualify under Section 401(a) of the Code so that contributions by participants to the plan, and income earned on plan contributions, are not taxable to participants until withdrawn from the plan. Pursuant to the Section 401(k) plan, in the case of participants who contribute a portion of their annual base salary to the plan, we provide a matching contribution of up to 5.75% of such annual base salary. The matching contributions made to the accounts of the Named Executive Officers during fiscal year 2013 are set forth in the Summary Compensation Table below.

        We also maintain other benefit plans for our employees, which include medical and dental benefits, medical and dependent care flexible spending accounts, long-term disability insurance, accidental death and dismemberment insurance, and basic life insurance coverage. Except as noted in the following sentences, these benefits are provided to our executive officers on the same general terms as to all of our salaried U.S. employees. Certain employees receive higher disability insurance benefits than other employees based on a threshold base compensation level. Our executive officers, including the Named Executive Officers, receive higher life, accidental death, and dismemberment insurance benefits than our other employees.

        We design our employee benefit programs to be affordable and competitive in relation to the market, as well as compliant with applicable laws and practices. We adjust our employee benefit programs as needed based upon regular monitoring of applicable laws and practices and the competitive market.

  Perquisites and Personal Benefits

        We do not view perquisites or other personal benefits as a significant component of our executive compensation program. From time to time, however, we have provided limited perquisites to certain of our executive officers to enhance their efficiency and to ensure that their compensation packages are competitive. In fiscal year 2013, we provided our executive officers with life, accidental death, and dismemberment insurance benefits in an amount exceeding that offered to our non-executive employees.

        We provided our Chief Executive Officer with a company automobile and contractually agreed to pay for his retirement health benefits. Pursuant to this commitment, we will provide supplemental medical coverage for our Chief Executive Officer and his spouse, effective upon his retirement.

        We have entered into an agreement with Mr. Nawabi pursuant to which we agreed to provide him with up to $300,000 in relocation benefits. To the extent Mr. Nawabi's relocation expenses do not equal or exceed $300,000, the company will pay to him the remaining balance as a cash bonus. If Mr. Nawabi leaves the company prior to the second anniversary of his commencement of employment, all amounts previously paid may be recovered at the company's discretion.

        The amounts of the perquisites and other personal benefits provided to the Named Executive Officers in fiscal year 2013 are disclosed in the Summary Compensation Table below.

  Stock Ownership Guidelines for Executive Officers

        To further link the long-term economic interests of our executive officers directly to that of our stockholders, our board of directors adopted stock ownership guidelines for the executive officers in August 2013. The guidelines provide that the company's executive officers are expected to, within five years of the later of August 6, 2013 or the date on which such person is appointed to his or her position, own shares of the company's common stock with a market value of no less than four times current annual base salary with respect to the Chief Executive Officer and no less than two times current annual base salary with respect to the other executive officers. In addition, any shares of our common stock held by an executive officer in margin accounts or pledged as collateral for a loan will not be counted for purposes of satisfying the ownership guidelines. The table below shows each executive's equity ownership in the company as a multiple of salary and the minimum ownership level required pursuant to these guidelines for each of our executive officers as of August 14, 2013:

Name	Dollar Value of Equity Ownership as a Multiple of Base Salary ($)(1)	Minimum Ownership Level Required as a Multiple of Base Salary
Timothy E. Conver	$131	4x
Cathleen Cline	14	2x
Tom Herring	6	2x
Jikun Kim	5	2x
Roy Minson	4	2x
Wahid Nawabi	3	2x

(1)
Calculated by (a) multiplying the aggregate number of shares of common stock held by each executive and the shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable by each executive by the closing price of $23.08 per share of our common stock on August 14, 2013 and (b) dividing the product of (a) by such executive's base salary.

        Stock ownership guidelines for our non-employee directors are described below under "Director Compensation—Stock Ownership Guidelines for Non-Employee Directors."

  Post-Vesting Stock Retention Guidelines

        The company has adopted post-vesting stock retention guidelines, which require executives to hold 50% of net after-tax shares issued upon the vesting of equity awards until their required stock ownership levels are achieved.

  Insider Trading and Anti-Hedging Policies

        The company's insider trading policies contain stringent restrictions on transactions in company stock by executive officers. All trades by executive officers must be pre-cleared. Furthermore, no executive officer may use any strategies or products (including derivative securities, such as put or call options, or short-selling techniques) to hedge against potential changes in the value of our common stock.

  Compensation Recovery Policy

        In August 2013, we implemented an incentive compensation "clawback" policy under which our board of directors may require reimbursement or forfeiture of incentive compensation from an executive officer in the event the officer's wrongdoing later is determined by our board of directors to have resulted in a material negative restatement of the company's financial results. We believe that by providing the company with the appropriate power to recover incentive compensation paid to an executive officer in this situation, the company further demonstrates its commitment to strong corporate governance. This compensation recovery policy is in addition to any policies or recovery rights that are provided under applicable laws, including the Sarbanes-Oxley Act and the Dodd-Frank Act.

        Under our compensation recovery policy, if the board of directors determines that a material negative financial restatement was caused by an executive officer's gross negligence or willful misconduct, it may require reimbursement from the executive officer for vested incentive compensation and/or the forfeiture of unvested or unpaid incentive compensation. The amount of vested compensation that may be recovered is the portion of any bonus paid to, and any performance-based equity awards earned by, the executive officer that the executive officer would not have received if the company's financial results had been reported properly. The right to cause a forfeiture or recovery of incentive compensation applies to incentive compensation awarded, vested and/or paid during the two years prior to the date on which the company is required to prepare an accounting restatement.

  Tax and Accounting Considerations

  Deductibility of Executive Compensation

        Generally, Section 162(m) of the Code disallows a tax deduction to any publicly-held corporation for any remuneration in excess of $1 million paid in any taxable year to its chief executive officer and certain other executive officers. Remuneration in excess of $1 million may be deducted if, among other things, it qualifies as "performance-based compensation" within the meaning of the Code. In this regard, the compensation income realized upon the exercise of stock options granted under a stockholder-approved stock option plan generally will be deductible so long as the options are granted by a committee whose members are non-employee directors and certain other conditions are satisfied.

        Currently, it is the policy of the Compensation Committee to maximize, to the extent reasonably possible, the company's ability to obtain a corporate tax deduction for compensation paid to the Named Executive Officers to the extent consistent with the best interests of the company and its stockholders. However, the Compensation Committee believes that stockholder interests are best served by not restricting the Compensation Committee's discretion and flexibility in crafting compensation programs, even though such programs may result in certain non-deductible compensation expenses. Accordingly, the Compensation Committee reserves the right to approve elements of compensation for certain officers that are not fully deductible in the future in appropriate circumstances.

  Taxation of "Parachute" Payments

        Sections 280G and 4999 of the Code provide that executive officers and directors who hold significant equity interests and certain other service providers may be subject to an excise tax if they receive payments or benefits in connection with a change in control of the company that exceeds certain prescribed limits, and that we, or our successor, may forfeit a deduction on the amounts subject to this additional tax. We did not provide any executive officer, including any Named Executive Officer, with a "gross-up" or other reimbursement payment for any tax liability that he or she might owe as a result of the application of Sections 280G or 4999 during fiscal year 2013 and we have not agreed and are not otherwise obligated to provide any Named Executive Officer with such a "gross-up" or other reimbursement.

  Taxation of Deferred Compensation

        Section 409A of the Code imposes significant additional taxes in the event that an executive officer, director, or service provider receives "deferred compensation" that does not satisfy the restrictive conditions of the provision. Although we did not have a traditional nonqualified deferred compensation plan in place for executive officers during fiscal year 2012, Section 409A applies to certain equity awards and severance arrangements. To assist employees in avoiding additional taxes under Section 409A, we believe that we have structured equity awards in a manner intended to comply with, or secure an exemption from, the applicable Section 409A conditions.

  Accounting for Stock-Based Compensation

        We follow Financial Accounting Standards Board Accounting Standards Codification Topic 718, or ASC Topic 718, for our stock-based compensation awards. ASC Topic 718 requires companies to calculate the grant date "fair value" of their stock-based awards using a variety of assumptions. This calculation is performed for accounting purposes and reported in the compensation tables below, even though recipients may never realize any value from their awards. ASC Topic 718 also requires companies to recognize the compensation cost of their stock-based awards in their income statements over the period that an employee is required to render service in exchange for the award.

  Risk Oversight of Compensation Programs

        In July 2013, we conducted a risk assessment of our compensation policies and practices for our employees, including those relating to our executive compensation program. This risk assessment included a review of all our employee compensation programs, including our executive officer compensation program. Based on this assessment, we believe that these compensation programs have been appropriately designed to attract and retain talent and properly incent our employees while ensuring that they do not encourage excessive risk taking. We further believe that we have an effective system of controls and procedures in place to ensure that our employees, including our executive officers, are not encouraged to take unnecessary or excessive risks in managing our business. In addition, our recently adopted compensation recovery policy provides our board of directors with an additional risk mitigation tool by allowing the board to hold employees accountable for improper actions that run counter to the company's objectives or inflate incentive compensation payable to executives. Likewise, our recently adopted stock ownership guidelines for executives help to further align executive interests with those of stockholders and provide an additional risk mitigation tool.

        In reaching this conclusion, we note the following policies and practices which are intended to enable us to effectively monitor and manage the risks associated with our compensation programs:

  •
  Each of the compensation programs is overseen by the Compensation Committee;

  •
  Most of our incentive compensation plans, including our annual cash bonus program, permit the Compensation Committee to exercise its discretion to select performance measures and set target levels, monitor performance and determine final payouts;

  •
  Each of our compensation programs is subject to oversight by a broad- based group of functions within the company, including human resources, finance and legal and at multiple management levels within the company;

  •
  Employee compensation reflects a balanced mix of programs that focus our employees on achieving both short-term and long-term goals and that provide a balanced mix of fixed and variable compensation;

  •
  There are caps on the maximum payouts available under certain programs, including our annual cash bonus program and our long-term incentive program; and

  •
  Equity awards granted to employees are subject to multi-year service-based vesting conditions.

        We discussed the findings of our risk assessment with the Compensation Committee. Based upon this assessment, we believe that our compensation policies and practices do not encourage unnecessary or excessive risk taking and are not reasonably likely to have a material adverse effect on the company.

Executive Compensation Tables

  Summary Compensation Table

        The following table sets forth, as to each person serving as Chief Executive Officer and Chief Financial Officer during fiscal year 2013, and the three most highly compensated executive officers other than the Chief Executive Officer and Chief Financial Officer who were serving as executive officers at the end of fiscal year 2013 whose compensation exceeded $100,000, or the Named Executive Officers, information concerning all compensation paid for services to us in all capacities for fiscal years 2011, 2012 and 2013.

Name and Principal Positions	Year	Salary ($)	Bonus ($)	Non-Equity Incentive Plan Compensation ($)(1)	Stock Awards ($)(2)	Option Awards ($)(2)	All Other Compensation ($)(3)	Total ($)
Timothy E. Conver	2013	509,231	—	—	133,225	—	26,728	669,184
President, Chairman,	2012	495,552	—	694,007	—	—	10,313	1,199,872
and Chief Executive Officer	2011	478,527	—	513,098	—	—	16,354	1,007,979
Jikun Kim	2013	290,300	—	—	408,484	238,800	14,786	952,370
Senior Vice President and	2012	286,556	—	292,629	—	166,800	62,144	808,129
Chief Financial Officer	2011	254,176	—	181,338	—	190,800	13,953	640,267
Tom Herring(4)	2013	307,904	—	—	414,758	238,800	16,069	977,531
Chief Operating Officer	2012	270,968	—	325,680	—	524,100	24,450	1,145,198
	2011	260,000	—	219,107	—	—	690	479,797
Roy Minson(5)	2013	285,550	—	—	414,758	238,800	15,071	954,179
Senior Vice President and General Manager,
Unmanned Aircraft Systems
Wahid Nawabi	2013	269,716	—	—	411,291	238,800	50,473	970,280
Senior Vice President and	2012	91,809	47,082	120,890	—	387,000	11,217	657,998
General Manager, Efficient
Energy Systems

(1)
For 2012, this column reflects the sum of (a) the cash bonus payments paid to the Named Executive Officers under our annual executive cash bonus plan in July 2012 for fiscal year 2012 performance and (b) the cash payments earned by the Named Executive Officers under our long-term incentive program for the FY2011-FY2012 Performance Period, which were paid in July 2012 following the Compensation Committee's certification of performance for such period.

(2)
The value of the equity awards equals their grant date fair value as computed in accordance with ASC Topic 718. For additional information regarding the valuation assumptions used in the calculation of these amounts, refer to Note 8 to our consolidated financial statements, which are included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report. The amounts shown in the table do not necessarily reflect the actual value that may be recognized by the Named Executive Officers.

None of the long-term incentive compensation awards granted to the Named Executive Officers during 2013 with performance conditions for the FY2013-FY2015 Performance Period were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero. The full grant date fair value of awards which vest upon achieving performance conditions, assuming that the highest level of performance will be achieved in each case, is, however, set forth in the table below. For more information about the long-term incentive compensation awards granted to the Named Executive Officers during 2013, please see the Grants of Plan-Based Awards Table below.

Name	Grant Date Fair Value of Awards Granted in 2013
Timothy E. Conver	$1,020,000
Jikun Kim	$448,000
Tom Herring	$600,000
Roy Minson	$512,000
Wahid Nawabi	$432,000
(3)
These amounts represent the aggregate incremental cost to the company with respect to the perquisites and other personal benefits provided to the Named Executive Officer in fiscal years 2011 through 2013. For fiscal year 2013, the amounts include (a) our matching contributions to the 401(k) Plan, (b) life insurance premiums (c) automobile allowances, and (e) relocation costs as follows:

Name	Year	401(k)	Life	Auto	Relocation	Total
Timothy E. Conver	2013	$18,967	$4,923	$2,838	—	$26,728
Jikun Kim	2013	$14,522	$264	—	—	$14,786
Tom Herring	2013	$15,539	$530	—	—	$16,069
Roy Minson	2013	$14,526	$545	—	—	$15,071
Wahid Nawabi	2013	$4,283	$300	—	$45,890	$50,473
(4)
Mr. Herring joined us in November 2008. Mr. Herring became the Senior Vice President and General Manager of our Unmanned Aircraft Systems business in March 2010, and our Chief Operating Officer in May 2012.

(5)
Mr. Minson joined us in April 2010 as our Vice President of Business Development and Deputy General Manager, Unmanned Aircraft Systems. Mr. Minson was appointed as our Senior Vice President and General Manager, Unmanned Aircraft Systems, in May 2012.

  Grants of Plan-Based Awards

        The following table provides information with respect to plan-based awards granted to the Named Executive Officers during fiscal year 2013:

											Grant Date Fair Value of Stock and Option Awards ($)(3)
								All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Option Awards: Number of Securities Underlying Options (#)(2)
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards					Exercise or Base Price of Option Awards ($/sh)
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Equity Awards
Timothy E. Conver	6/26/12	—	—	—	—	—	—	5,478	—	—	133,225
Jikun Kim	4/22/13	—	—	—	—	—	—	20,000	—	—	361,400
	4/22/13	—	—	—	—	—	—	—	30,000	18.07	238,800
	6/26/12	—	—	—	—	—	—	1,936	—	—	47,084
Tom Herring	4/22/13	—	—	—	—	—	—	20,000	—	—	361,400
	4/22/13	—	—	—	—	—	—	—	30,000	18.07	238,800
	6/26/12	—	—	—	—	—	—	2,194	—	—	53,358
Roy Minson	4/22/13	—	—	—	—	—	—	20,000	—	—	361,400
	4/22/13	—	—	—	—	—	—	—	30,000	18.07	238,800
	6/26/12	—	—	—	—	—	—	2,194	—	—	53,358
Wahid Nawabi	4/22/13	—	—	—	—	—	—	20,000	—	—	361,400
	4/22/13	—	—	—	—	—	—	—	30,000	18.07	238,800
	6/21/12	—	—	—	—	—	—	1,936	—	—	49,891
Annual Executive Cash Bonus Plan(4)
Timothy E. Conver	5/30/12	255,000	510,000	1,530,000	—	—	—	—	—	—	—
Jikun Kim	5/30/12	112,000	224,000	672,000	—	—	—	—	—	—	—
Tom Herring	5/30/12	150,000	300,000	900,000	—	—	—	—	—	—	—
Roy Minson	5/30/12	128,250	256,500	769,500	—	—	—	—	—	—	—
Wahid Nawabi	5/30/12	108,000	216,000	648,000	—	—	—	—	—	—	—
Long-Term Incentive Compensation Plan
FY2013-FY2015 Performance Period(5)
Timothy E. Conver	5/30/12	127,500	255,000	510,000	127,500	255,000	510,000	—	—	—	510,000
Jikun Kim	5/30/12	56,000	112,000	224,000	56,000	112,000	224,000	—	—	—	224,000
Tom Herring	5/30/12	75,000	150,000	300,000	75,000	150,000	300,000	—	—	—	300,000
Roy Minson	5/30/12	64,000	128,000	256,000	64,000	128,000	256,000	—	—	—	256,000
Wahid Nawabi	5/30/12	54,000	108,000	216,000	54,000	108,000	216,000	—	—	—	216,000

(1)
The restricted stock units granted on June 26, 2012 vest 50% on each of April 30, 2013 and 2014. The restricted stock granted on April 22, 2013 vests in five equal annual installments beginning on July 11, 2014. The restricted stock granted on June 21, 2012 vests 50% on each of July 11, 2013 and 2014.

(2)
The stock option award vests in five equal annual installments beginning on the first anniversary of the date of grant.

(3)
Represents the grant date fair value of the stock awards as determined under ASC Topic 718. For additional information regarding the valuation assumptions used in the calculation of these amounts, , refer to Note 8 to our consolidated financial statements, which are included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report. For the restricted stock units that may be earned under the long-term incentive compensation program with respect to the FY2013-FY2015 Performance Period, the grant date fair value was calculated based on the maximum value of such awards which may vest upon achieving performance conditions, assuming that the highest level of performance will be achieved. None of the long-term incentive compensation awards granted to the Named Executive Officers during fiscal year 2013 with performance conditions were considered probable of achieving their vesting conditions at the date of grant. Therefore the grant date fair value of such performance awards for purposes of the Summary Compensation Table was zero.

(4)
The Compensation Committee established maximum cash bonus and target bonus levels for the Named Executive Officers under our annual executive cash bonus plan in May 2012. The determination of the bonuses payable to the Named Executive Officers for fiscal year 2013 is described in the Compensation Discussion and Analysis section above. These columns show the range of bonus amounts for each Named Executive Officer from the threshold to the maximum based on the maximum permissible bonus amount set at the beginning of the fiscal year. No bonuses were awarded for fiscal year 2013.

(5)
The Compensation Committee established threshold, target and maximum award levels for each of the Named Executive Officers under our long-term incentive compensation plan in May 2012. The determination of the cash and restricted stock units that will be payable to the Named Executive Officers following completion of each of the FY2013-FY2015 Performance Period is described in the Compensation Discussion and Analysis section above. These columns show the range of cash awards for each Named Executive Officer from the threshold to the maximum based on the maximum permissible award for each performance period set in May 2012. Provided that the threshold performance goals for a performance period are achieved, the Named Executive Officers' long-term incentive compensation awards will be paid as follows: 50% will be paid in cash as soon as practicable following the Certification Date for the applicable performance period and the remaining 50% will be paid in the form of a number of restricted stock units equal to (1) the portion of the award to be paid in the form of restricted stock units divided by (2) the fair market value per share of the company's common stock on the Certification Date. The restricted stock units will vest in two equal tranches on the last day of the first and second fiscal years following the completion of the relevant performance period. The amounts shown in the table reflect the estimated payment levels for each performance period in cash and in restricted stock units at threshold, target and maximum performance. The "Estimated Future Payouts Under Non-Equity Incentive Plan Awards" columns show the estimated cash payments and the "Estimated Future Payouts Under Equity Incentive Plan Awards" columns show the value of the restricted stock units that would be issued. The actual number of restricted stock units issued to our Named Executive Officers following the conclusion of a performance period will be based on our performance relative to the financial goals for that performance period and our stock price on the Certification Date. In addition, the restricted stock units may be settled in cash or in shares of company common stock, in the discretion of the Compensation Committee.

  Outstanding Equity Awards at Fiscal Year End

        The following table provides information with respect to equity awards held by each of the Named Executive Officers as of April 30, 2013.

	Option Awards(1)					Stock Awards
									Equity Incentive Plan Awards:
											Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
									Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)
								Market Value of Shares or Units of Stock that Have not Vested ($)(2)
		Number of Securities Underlying Unexercised Options				Number of Shares or Units of Stock that Have not Vested (#)
				Option Exercise Price ($)
Name	Grant Date	Exercisable (#)	Unexercisable (#)		Option Expiration Date
Timothy E. Conver	6/26/12	—	—	—	—	2,739	(3)	53,027
	5/30/12	—	—	—	—	—		—	—	(4)	127,500	(4)
	5/11/11	—	—	—	—	—		—	—	(4)	124,103	(4)
	6/22/07	98,310	—	22.38	6/22/17
Jikun Kim	4/22/13	—	30,000	18.07	4/22/23	—		—	—		—
	4/22/13	—	—	—	—	20,000	(5)	387,200	—		—
	6/26/12	—	—	—	—	968	(3)	18,740	—		—
	5/30/12		—	—	—	—		—	—	(4)	56,000	(4)
	5/11/11		—	—	—	—		—	—	(4)	54,340	(4)
	5/11/11	4,000	16,000	29.79	5/11/21	—		—	—		—
	6/22/10	12,000	18,000	24.57	6/22/20	—		—	—		—
	3/11/10	—	—	—	—	4,000	(6)	77,440	—		—
	6/1/09	—	—	—	—	2,400	(7)	46,464	—		—
Tom Herring	4/22/13	—	30,000	18.07	4/22/23	—		—	—		—
	4/22/13	—	—	—	—	20,000	(5)	387,200	—		—
	6/26/12	—	—	—	—	1,097	(3)	21,238	—		—
	5/30/12	—	—	—	—	—		—	—	(4)	75,000	(4)
	3/1/12	6,000	24,000	28.72	3/1/22	—		—	—		—
	5/11/11	—	—	—	—	—		—	—	(4)	54,340	(4)
	5/11/11	7,000	28,000	29.79	5/11/21	—		—	—		—
	3/11/10	25,000	20,000	23.06	3/11/20	—		—	—		—
	3/11/10	—	—	—	—	4,000	(6)	77,440	—		—
	12/1/08	—	—	—	—	800	(5)	15,488	—		—
Roy Minson	4/22/13	—	30,000	18.07	4/22/23	—		—	—		—
	4/22/13	—	—	—	—	20,000	(5)	387,200	—		—
	6/26/12	—	—	—	—	1,097	(3)	21,238	—		—
	5/30/12	—	—	—	—	—		—	—	(4)	64,000	(4)
	3/1/12	—	—	—	—	8,000	(8)	154,880	—		—
	5/11/11	—	—	—	—	—		—	—	(4)	54,340	(4)
	5/11/11	—	—	—	—	8,000	(9)	154,880	—		—
	6/30/10	6,000	9,000	26.18	6/30/20	—		—	—		—
	5/2/10	—	—	—	—	9,000	(10)	174,240	—		—
Wahid Nawabi	4/22/13	—	30,000	18.07	4/22/23	—		—	—		—
	4/22/13	—	—	—	—	20,000	(5)	387,200	—		—
	6/21/12	—	—	—	—	1,936	(11)	37,481	—		—
	5/30/12	—	—	—	—	—		—	—	(4)	54,000	(4)
	3/1/12	10,000	40,000	28.72	3/1/22	—		—	—		—
	12/12/11	—	—	—	—	—		—	—	(4)	43,000	(4)

(1)
All stock option awards vest in five equal annual installments beginning on the first anniversary of the date of grant.

(2)
Calculated using the closing price per share of our common stock on April 30, 2013.

(3)
Represents restricted stock units earned by the Named Executive Officers under our long-term incentive program for the FY2011-FY2012 Performance Period following the end of fiscal year 2012 upon the Compensation Committee's certification of achievement relative to the performance goals for such period. The restricted stock units will vest on April 30, 2014.

(4)
Represents the value of awards that may be paid to the Named Executive Officers in the form of restricted stock units under our long-term incentive program for the FY2012-FY2014 Performance Period and the FY2013-FY2015 Performance Period at threshold performance. Provided that the threshold performance goals for a performance period are achieved, the Named Executive Officers' long-term incentive compensation awards will be paid as follows: 50% will be paid in cash as soon as practicable following the Certification Date for the applicable performance period, and the remaining 50% will be paid in the form of a number of restricted stock units equal to (1) the portion of the award to be paid in the form of restricted stock units divided by (2) the fair market value per share of the company's common stock on the Certification Date. The restricted stock units will vest in two equal tranches on the last day of the first and second fiscal years following the completion of the relevant performance period. If such restricted stock units are earned, they would vest in two equal installments on the last day of the first and second fiscal years following the completion of the relevant performance period. The values shown in these columns reflect the aggregate awards that may be paid for both performance periods, which amounts are split evenly between the two performance periods. If target or maximum performance is achieved for either performance period, the respective value of the restricted stock units that would be paid for each performance period would be as follows:

	FY2012-FY2014 Performance Period		FY2013-FY2015 Performance Period
	Target Value ($)	Maximum Value ($)	Target Value ($)	Maximum Value ($)
Timothy E. Conver	248,206	496,413	255,000	510,000
Jikun Kim	108,680	217,360	112,000	224,000
Tom Herring	108,680	217,360	150,000	300,000
Roy Minson	108,680	217,360	128,000	256,000
Wahid Nawabi	86,000	172,000	108,000	216,000

  The actual number of restricted stock units issued to our Named Executive Officers following the conclusion of a performance period will be based on our performance relative to the financial goals for that performance period and our stock price on the Certification Date. The value of the restricted stock units that may be received by an executive will depend on our stock price on the payment date. In addition, the restricted stock units may be settled in cash or in shares of the company's common stock, in the discretion of the Compensation Committee.

(5)
The restricted stock award vests in five equal annual installments beginning July 11, 2014.

(6)
The restricted stock award vests in five equal annual installments beginning March 15, 2011.

(7)
The restricted stock award vests in five equal annual installments beginning July 10, 2011.

(8)
The restricted stock award vests in five equal annual installments beginning April 4, 2013.

(9)
The restricted stock award vests in five equal annual installments beginning July 11, 2012.

(10)
The restricted stock award vests in five equal annual installments beginning June 30, 2011.

(11)
The restricted stock award vests in two equal annual installments beginning July 11, 2013.

  Option Exercises in Fiscal Year 2013

        The following table provides information on stock option exercises for each of the Named Executive Officers during fiscal year 2013.

Option Awards
Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)
Timothy E. Conver	98,530	2,163,620
Jikun Kim	—	—
Tom Herring	—	—
Roy Minson	—	—
Wahid Nawabi	—	—

  Stock Vested in Fiscal Year 2013

        The following table provides information on stock award vesting for each of the Named Executive Officers during fiscal year 2013.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Timothy E. Conver	2,739	53,027
Jikun Kim	4,168	87,564
Tom Herring	3,897	77,934
Roy Minson	11,097	263,878
Wahid Nawabi	—	—

Potential Payments Upon Termination or Change in Control

        While we generally do not have formal employment agreements with our Named Executive Officers, in December 2011 we entered into a severance agreement with Wahid Nawabi in connection with his termination of employment. Pursuant to the agreement, in the event Mr. Nawabi's employment was terminated without cause by the company prior to June 12, 2013, the company would pay him a lump sum cash severance payment equal to nine months of his then-current base salary. In the event Mr. Nawabi's employment had been terminated by the company without cause on April 30, 2013, the last day of fiscal year 2013, the company would have been obligated to pay him a lump sum cash severance payment equal to $202,504. This agreement has now expired.

Director Compensation

  Compensation of Non-Employee Directors

        The general policy of our board of directors is that compensation for non-employee directors should be a mix of cash and equity-based compensation. We do not pay management directors for board service in addition to their regular employee compensation. Our Compensation Committee, which consists solely of independent directors, has the primary responsibility for reviewing and considering any revisions to director compensation. The board of directors reviews the Compensation Committee's recommendations and determines the amount of director compensation.

        Our human resources department and Chief Executive Officer support the board of directors and the Compensation Committee in setting director compensation and creating director compensation programs. In addition, the board of directors and the Compensation Committee are empowered to engage the services of outside advisors, experts and others to assist them directly.

        In January 2012, our human resources department engaged Compensia, Inc., a national compensation consulting firm, to assist the Compensation Committee in its review of director compensation and provide director compensation data compiled from the annual reports and proxy statements of companies generally considered comparable to us as determined by the Compensation Committee. The fiscal year 2013 peer group for director compensation purposes consisted of the following companies:

American Science & Engineering	HEICO Corporation
Astronics Corporation	II-IV Incorporated
Cbeyond, Inc.	iRobot Corporation
Ceradyne, Inc.	KVH Industries, Inc.
DigitalGlobe, Inc.	LMI Aerospace, Inc.
Ducommun	NCI, Inc.
GenCorp	ViaSat, Inc.
GeoEye, Inc.

        Our Compensation Committee completed a review of non-employee director compensation. Based on the Compensation Committee's recommendation, effective July 29, 2012, the annual cash retainer for board membership of non-employee directors was increased by our board of directors from $40,000 to $45,000, but all other board compensation remained unchanged from previous levels:

Director Responsibilities	Annual Retainer
Board Members	$45,000
Lead Independent Director	$10,000
Chair of Audit Committee	$15,000
Audit Committee Member (not including Chair)	$5,000
Chair of Nominating and Corporate Governance Committee	$5,000
Nominating and Corporate Governance Committee Member (not including Chair)	$2,500
Chair of Compensation Committee	$8,000
Compensation Committee Member (not including Chair)	$4,000

        Annual retainer amounts are paid in four equal annual installments at the beginning of each of our fiscal quarters if the individual is still serving as a director at such time.

        We also reimburse non-employee directors for out-of-pocket expenses incurred in connection with attending board or committee meetings.

        Our current practice is to consider granting each non-employee director stock options upon their initial election or appointment to the board of directors, and annually, as recommended by our Compensation Committee. Directors' options vest in equal annual installments over a five-year period from the date of grant. Vesting accelerates upon the director's death or disability. Based on the Compensation Committee's review and recommendation regarding non-employee director compensation, at its April 22, 2013 meeting, the board adopted a policy of providing new directors elected or appointed to the board with new director equity awards. New directors can choose the form in which they will receive their new director equity award from the following choices: (1) options to purchase 35,000 shares of the company's common stock, or (2) options to purchase 25,000 shares of common stock plus restricted stock awards representing 7,500 shares. The stock options and restricted stock awards will vest in five equal installments beginning on the first anniversary of the date of grant.

Fiscal Year 2013 Non-Employee Director Compensation Table

        The following table identifies the compensation paid during fiscal year 2013 to each person who is currently a non-employee director.

Name	Fees Earned or Paid in Cash ($)	Option Awards(1) ($)	Restricted Stock Awards(1) ($)	All Other Compensation ($)		Total ($)
Joseph F. Alibrandi	65,250	90,290	18,070	—		173,610
Kenneth R. Baker(2)	55,250	90,290	18,070	—		163,610
Arnold L. Fishman	59,250	90,290	18,070	—		167,610
Murray Gell-Mann(2)	57,750	90,290	18,070	—		166,110
Charles R. Holland	43,750	90,290	18,070	172,000	(3)	324,110
Stephen F. Page	—	163,600	139,275	—		302,875

(1)
The value of the stock option and restricted stock awards equals their grant date fair value as computed in accordance with Financial Accounting Standards Board, or FASB, Accounting Standards Codification, or ASC, Topic 718 with respect to options and restricted stock awarded to directors during fiscal year 2013. For additional information regarding the valuation assumptions used in the calculation of these amounts, refer to Note 8 to our consolidated financial statements, which are included in Item 8 "Financial Statements and Supplementary Data" of this Annual Report.

(2)
Dr. Gell-Mann and Mr. Baker are both retiring as directors at the end of their terms and are not standing for re-election at our 2013 Annual Meeting of Stockholders.

(3)
Consists of consulting fees received by Mr. Holland. See "Certain Transactions and Relationships" below for full description of Mr. Holland's consulting relationship.

        The non-employee members of our board who held such positions on April 30, 2013 held the following aggregate number of unexercised options as of such date:

Name	Number of Securities Underlying Unexercised Options
Joseph F. Alibrandi	26,315
Kenneth R. Baker(1)	25,515
Arnold L. Fishman	23,500
Murray Gell-Mann(1)	29,130
Charles R. Holland	72,764
Stephen F. Page	20,000

(1)
Dr. Gell-Mann and Mr. Baker are both retiring as directors at the end of their terms and are not standing for re-election at our 2013 Annual Meeting of Stockholders.

        The non-employee members of our board who held such positions on April 30, 2013 held the following aggregate number of shares of unvested restricted stock as of such date:

Name	Number of Securities Underlying Unvested Restricted Stock
Joseph F. Alibrandi	1,000
Kenneth R. Baker(1)	1,000
Arnold L. Fishman	1,000
Murray Gell-Mann(1)	1,000
Charles R. Holland	1,000
Stephen F. Page	7,500

(1)
Dr. Gell-Mann and Mr. Baker are both retiring as directors at the end of their terms and are not standing for re-election at our 2013 Annual Meeting of Stockholders.

        The following table provides a breakdown of fees earned or paid in cash during fiscal year 2013.

Name	Annual Retainers ($)	Committee Chair Retainer Fees ($)	Committee Member Fees ($)	Total Fees ($)
Joseph F. Alibrandi	43,750	15,000	6,500	65,250
Kenneth R. Baker(1)	43,750	—	11,500	55,250
Arnold L. Fishman	43,750	8,000	7,500	59,250
Murray Gell-Mann(1)	43,750	5,000	9,000	57,750
Charles R. Holland	43,750	—	—	43,750
Stephen F. Page	—	—	—	—

(1)
Dr. Gell-Mann and Mr. Baker are both retiring as directors at the end of their terms and are not standing for re-election at our 2013 Annual Meeting of Stockholders.

  Compensation Policies Applicable to Non-Employee Directors

  Stock Ownership Guidelines for Non-Employee Directors

        In August 2013, our board of directors adopted stock ownership guidelines for our non-employee directors. Under the guidelines, each non-employee director is expected to, within five years of the later of August 6, 2013, or the date on which such person is appointed to the board, own shares of the company's common stock with a market value of no less than three times his or her current annual cash retainer for serving as a member of the board of directors, exclusive of chairperson, committee or meeting fees. Any shares of our common stock held by a member of our board of directors in margin accounts or pledged as collateral for a loan will not be considered for purposes of satisfying the ownership guidelines described above. The table below shows each non-employee director's equity ownership in the company as a multiple of his or her cash retainer and the minimum ownership level required pursuant to these guidelines for each of our non-employee directors as of August 14, 2013:

Name	Dollar Value of Equity Ownership as a Multiple of Annual Retainer ($)(1)	Minimum Ownership Level Required as a Multiple of Annual Retainer
Joseph F. Alibrandi	21	3x
Kenneth R. Baker(2)	7	3x
Arnold L. Fishman	162	3x
Murray Gell-Mann(2)	11	3x
Charles R. Holland	34	3x
Stephen F. Page	4	3x

(1)
Calculated by (a) multiplying the aggregate number of shares of common stock held by each director and the shares of common stock reserved for issuance upon exercise of stock options that are currently exercisable by each director by the closing price of $23.08 per share of our common stock on August 14, 2013 and (b) dividing the product of (a) by such director's annual retainer.

(2)
Dr. Gell-Mann and Mr. Baker are both retiring as directors at the end of their terms and are not standing for re-election at our 2013 Annual Meeting of Stockholders.

  Post-Vesting Stock Retention Guidelines

        The company has adopted post-vesting stock retention guidelines, which require non-employee directors to hold 50% of net after-tax shares issued upon the vesting of equity awards until their required stock ownership levels are achieved.

  Insider Trading and Anti-Hedging Policies

        The company's insider trading policies contain stringent restrictions on transactions in company stock by non-employee directors. All trades by non-employee directors must be pre-cleared. Furthermore, no member of our board of directors may use any strategies or products (including derivative securities, such as put or call options, or short-selling techniques) to hedge against potential changes in the value of our common stock.

        Stock ownership and retention guidelines and anti-hedging policies for our executive officers, including Mr. Conver, are described above under "Compensation Discussion and Analysis—Stock Ownership Guidelines for Executive Officers."

Compensation Committee Interlocks and Insider Participation

        The members of our Compensation Committee in fiscal year 2013 were Arnold F. Fishman, Joseph F. Alibrandi, Kenneth R. Baker and Murray Gell-Mann. None of the current or proposed members of our Compensation Committee at any time has been one of our executive officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or Compensation Committee of any entity that has one or more executive officers serving on our board of directors or Compensation Committee.

Compensation Committee Report

        The Compensation Committee of our board of directors is primarily responsible for determining the annual salaries and other compensation of our executive officers and administering our equity compensation plans. The Compensation Committee has reviewed and discussed with management the foregoing Compensation Discussion and Analysis. Based on such review and discussions, the Compensation Committee recommended to the board that the Compensation Discussion and Analysis be included in our Annual Report filed on Form 10-K and our Proxy Statement for our 2013 Annual Meeting of Stockholders.

Compensation Committee
Arnold L. Fishman
Joseph F. Alibrandi
Kenneth R. Baker
Murray Gell-Mann

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

        The following table provides information as of April 30, 2013 about our common stock that may be issued, whether upon the exercise of options, warrants and rights or otherwise, under our existing equity compensation plans.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights(1)		Weighted-average exercise price of outstanding options, warrants and rights(1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Equity compensation plans approved by security holders	1,251,168	(1)	$17.52	3,261,483	(2)
Equity compensation plans not approved by security holders	—		—	—

Total	1,251,168		$17.52	3,261,483

(1)
Consists of awards outstanding under the AeroVironment, Inc. Nonqualified Stock Option Plan, the AeroVironment, Inc. 2002 Equity Incentive Plan, and the AeroVironment, Inc. 2006 Restated Equity Incentive Plan.

(2)
No additional awards may be granted under the AeroVironment, Inc. Nonqualified Stock Option Plan or the AeroVironment, Inc. 2002 Equity Incentive Plan.

Security Ownership of Certain Beneficial Owners and Management

        The following table presents information regarding the beneficial ownership of our common stock as of August 14, 2013 by:

  •
  our Named Executive Officers;

  •
  our directors and director nominees;

  •
  all of our current directors and executive officers as a group; and

  •
  each stockholder known by us to be the beneficial owner of more than 5% of our common stock.

        Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of August 14, 2013 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

        The information presented in this table is based on 22,675,277 shares of our common stock outstanding on August 14, 2013. Except as set forth in the footnotes below, the address of each beneficial owner listed on the table is c/o AeroVironment, Inc., 181 W. Huntington Dr., Suite 202, Monrovia, California 91016.

Name of Beneficial Owner	Number of Shares Beneficially Owned	Percentage of Shares Outstanding
5% Stockholders
BlackRock, Inc.(1)	1,446,015	6.38%
Engaged Capital, LLC(2)	1,153,101	5.09%
Executive Officers, Directors and Director Nominees:
Timothy E. Conver(3)	2,894,945	12.71%
Jikun Kim(4)	59,930	*
Tom Herring(5)	72,387	*
Wahid Nawabi(6)	30,968	*
Cathleen Cline(7)	147,116	*
Roy Minson(8)	54,656	*
Joseph F. Alibrandi(9)	41,731	*
Kenneth R. Baker(10)	14,115	*
Charles Thomas Burbage(11)	0	*
Arnold L. Fishman(12)	314,922	1.39%
Murray Gell-Mann(13)	20,545	*
Charles R. Holland(14)	66,364	*
Edward R. Muller(15)	810	*
Stephen F. Page	7,500	*
Current Directors and Executive Officers as a Group (12 persons)	3,725,179	16.12%

*
Less than 1%.

(1)
Based on a Schedule 13G/A filed by BlackRock, Inc. on February 6, 2013 with the SEC reporting beneficial ownership as of December 31, 2012. The address of BlackRock, Inc. is 40 East 52nd Street, New York, NY 10022.

(2)
Based on a Schedule 13D filed by Engaged Capital, LLC on July 17, 2013 with the SEC reporting beneficial ownership as of July 16, 2013. The address of the principal office of each of Engaged Capital, LLC ("Engaged Capital"), Engaged Capital Holdings, LLC ("Engaged Holdings") and Glenn W. Welling, the managing member and Chief Investment Officer of Engaged Capital and the sole member of Engaged Holdings, is 610 Newport Center Drive, Suite 250, Newport Beach, California 92660. Consists of 1,043,805 shares held by Engaged Capital Master Feeder I, LP ("Engaged Capital Master I") and 109,296 shares held by Engaged Capital Master Feeder II, LP ("Engaged Capital Master II"). Engaged Capital, as the general partner and investment adviser of each of Engaged Capital Master I and Engaged Capital Master II, may be deemed to beneficially own the 1,153,101 shares held in the aggregate by Engaged Capital Master I and Engaged Capital Master II. Engaged Holdings, as the managing member of Engaged Capital, may be deemed to beneficially own the 1,153,101 shares held in the aggregate by Engaged Capital Master I and Engaged Capital Master II. Mr. Welling, as the managing member and Chief Investment Officer of Engaged Capital and the sole member of Engaged Holdings, may be deemed to beneficially own the 1,153,101 shares held in the aggregate by Engaged Capital Master I and Engaged Capital Master II.

(3)
Includes 2,291,535 shares held by the Conver Family Trust, of which Mr. Conver is one of the trustees; 470,000 shares held by the Conver Family Limited Partnership, the general partner of which is The Management Trust, for which Mr. Conver is a trustee; and 98,310 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013. Mr. Conver disclaims beneficial ownership of any securities in which he does not have a pecuniary interest.

(4)
Includes 26,000 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013.

(5)
Includes 45,000 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013.

(6)
Includes 10,000 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013.

(7)
Includes 133,680 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013.

(8)
Includes 9,000 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013.

(9)
Includes 11,100 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013, and 29,631 shares held by the Alibrandi Family Trust Dated November 14, 1972, of which Mr. Alibrandi is the trustee.

(10)
Includes 10,300 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013. Mr. Baker is retiring as a director at the end of his term and not standing for re-election at our 2013 Annual Meeting of Stockholders.

(11)
Our board of directors has nominated Mr. Burbage for election as a director at our 2013 Annual Meeting of Stockholders.

(12)
Includes 296,322 shares of our common stock held by the Arnold Fishman Revocable Trust, of which Mr. Fishman is the trustee; 11,100 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013; and 6,500 shares held by Mr. Fishman's wife, Judy Fishman.

(13)
Includes 16,730 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013. Mr. Gell-Mann is retiring as a director at the end of his term and not standing for re-election at our 2013 Annual Meeting of Stockholders.

(14)
Includes 60,364 shares of our common stock reserved for issuance upon exercise of stock options which currently are exercisable or will become exercisable within 60 days of August 14, 2013.

(15)
Our board of directors has nominated Mr. Muller for election as a director at our 2013 Annual Meeting of Stockholders.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

Certain Transactions and Relationships

        Review and Approval of Related Party Transactions.    All transactions and relationships in which the company and our directors, director nominees and executive officers or their immediate family members are participants are reviewed by our Audit Committee or another independent body of the board of directors, such as the independent and disinterested members of the board. As set forth in the Audit Committee charter, the members of the Audit Committee, all of whom are independent directors, review and approve related party transactions for which such approval is required under applicable law, including SEC and Nasdaq rules. In the course of its review and approval or ratification of a disclosable related party transaction, the Audit Committee or the independent and disinterested members of the board may consider:

  •
  the nature of the related person's interest in the transaction;

  •
  the material terms of the transaction, including, without limitation, the amount and type of transaction;

  •
  the importance of the transaction to the related person;

  •
  the importance of the transaction to the company;

  •
  whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and

  •
  any other matters the Audit Committee deems appropriate.

        Reportable Related Party Transactions.    Other than the employment arrangements described elsewhere in this Annual Report and the transactions described below, since May 1, 2012, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or will be a party in which:

  •
  the amount involved exceeded or will exceed $120,000; and

  •
  a director, director nominee, executive officer, holder of five percent or more of any class of our capital stock or any member of his or her immediate family had or will have a direct or indirect material interest.

        On November 1, 2008, we entered into a consulting agreement with one of our directors, General (Retired) Charles R. Holland. Pursuant to this agreement, as amended as of January 1, 2013, Mr. Holland performs consulting services for us on a general basis and with respect to particular individual projects assigned by us. During the fiscal year ended April 30, 2013, we paid to Mr. Holland approximately $172,000 in consulting fees pursuant to the terms of this agreement.

Board Independence

        The board of directors has determined that each of the following non-management directors is independent as defined in the Nasdaq listing standards: Joseph F. Alibrandi, Kenneth R. Baker, Arnold L. Fishman, Murray Gell-Mann and Stephen F. Page, and that Charles Thomas Burbage and Edward R. Muller are also independent. The board has determined that Charles R. Holland does not qualify as an independent director because of the payments he receives from his consulting role with the company. As a result, Mr. Holland does not participate on any committee of the board or in executive sessions of the independent directors. Otherwise, Mr. Holland continues to participate fully in the board's activities and to provide valuable expertise and advice. Timothy E. Conver is not an independent director because he serves as our Chief Executive Officer and President.

        In addition to the board-level standards for director independence, all of the members of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee meet the criteria for independence prescribed by the SEC and Nasdaq.

Item 14.    Principal Accounting Fees and Services.

Fees Paid to Independent Auditors

        We engaged Ernst & Young LLP as our independent registered public accounting firm for the fiscal years ended April 30, 2011, 2012 and 2013, and to perform procedures related to the financial statements included in our quarterly reports on Form 10-Q. Our Audit Committee approved the engagement of Ernst & Young LLP. All audit work for the fiscal year ended April 30, 2013 was performed by the full time employees of Ernst & Young LLP.

        Audit Fees.    Ernst & Young LLP billed us an aggregate of $665,000 in fees for audit services associated with the audit of our annual financial statements for the fiscal year ended April 30, 2013. Ernst & Young LLP billed us an aggregate of $610,000 in fees for audit services associated with the audit of our annual financial statements for the fiscal year ended April 30, 2012.

        Audit-Related Fees.    No audit-related fees were incurred for the years ended April 30, 2013 and 2012.

        Tax Fees.    Ernst & Young LLP billed us an aggregate of $249,000 for tax services during the fiscal year ended April 30, 2013 and $289,000 for tax services during the fiscal year ended April 30, 2012. Tax services included tax advice, planning and compliance principally in connection with the preparation of our tax returns and assistance with governmental tax audits.

        All Other Fees.    Ernst & Young LLP billed us $1,995 during each of the fiscal years ended April 30, 2013 and 2012 for access to their online accounting research tool.

Pre-Approval Policy of the Audit Committee

        Our Audit Committee has established a policy that generally requires that all audit and permissible non-audit services provided by our independent registered public accounting firm be pre-approved by the Audit Committee, or a designated Audit Committee member. These services may include audit services, audit-related services, tax services and other services. All permissible non-audit services provided by our independent registered public accounting firm have been pre-approved by the Audit Committee or a designated Audit Committee member. Our Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the accountants' independence and determined that it is consistent with such independence.

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

  3.    Exhibits

        See Item 15(b) of this report below.

(b)
Exhibits:

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(3)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(4)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2012

Exhibit Number	Exhibit
10.10#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(5)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13(6)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto
10.14(7)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto
10.15(7)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.16†(3)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.17†(3)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.18†(8)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.19†(3)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.20†(3)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21†(9)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.22†(10)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended
10.23#(2)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.24(11)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.25#(11)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.26#**	Amendment No. 3 to Standard Consulting Agreement, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.27#**	Task Order #FY13-001, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.28#**	Relocation agreement, effective February 21, 2013, between AeroVironment, Inc. and Wahid Nawabi
10.29#(3)	Retiree Medical Plan
10.30†(12)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.31†(13)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
21.1**	Subsidiaries of AeroVironment, Inc.
23.1**	Consent of Ernst & Young LLP, independent registered public accounting firm

Exhibit Number	Exhibit
24.1**	Power of Attorney (see signature page)
31.1*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS***	XBRL Instance Document
101.SCH***	XBRL Taxonomy Extension Schema Document
101.CAL***	XBRL Taxonomy Calculation Linkbase Document
101.DEF***	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB***	XBRL Taxonomy Label Linkbase Document
101.PRE***	XBRL Taxonomy Presentation Linkbase Document

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

*
Filed herewith.

**
Filed as an exhibit to AeroVironment, Inc.'s Annual Report on Form 10-K for the fiscal year ended April 30, 2013, filed with the SEC on June 25, 2013, and incorporated herein by reference.

***
Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Section 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under these sections.

(c)
Not applicable

 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.
Date: August 27, 2013		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

QuickLinks

EXPLANATORY NOTE
PART III
  Item 10. Directors, Executive Officers and Corporate Governance.
  Item 11. Executive Compensation.
Scaled Adjustment of Baseline Bonus Amounts Based on Total Performance
Percentage of Achievement of Financial Goals
  Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
  Item 13. Certain Relationships and Related Transactions, and Director Independence.
  Item 14. Principal Accounting Fees and Services.
PART IV
  Item 15. Exhibits, Financial Statement Schedules.
SIGNATURES