Form 10-Q
period 2013-07-27
AeroVironment Inc
filed 2013-08-28
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 27, 2013

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

As of August 16, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,675,277.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 27, 2013	April 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$64,339	$75,332
Short-term investments	64,474	73,241
Accounts receivable, net of allowance for doubtful accounts of $731 at July 27, 2013 and $936 at April 30, 2013	19,604	19,770
Unbilled receivables and retentions	9,719	11,304
Inventories, net	68,663	62,561
Income tax receivable	14,812	11,777
Deferred income taxes	5,189	5,166
Prepaid expenses and other current assets	3,765	4,303
Total current assets	250,565	263,454
Long-term investments	67,595	68,916
Property and equipment, net	26,725	24,429
Deferred income taxes	5,638	5,606
Other assets	1,036	1,060
Total assets	$351,559	$363,465
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,545	$16,144
Wages and related accruals	9,109	12,116
Customer advances	7,005	7,519
Other current liabilities	7,194	6,408
Total current liabilities	36,853	42,187
Deferred rent	696	771
Liability for uncertain tax positions	5,211	5,321
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,672,762 at July 27, 2013 and 22,614,315 at April 30, 2013	2	2
Additional paid-in capital	131,398	130,527
Accumulated other comprehensive loss	(753)	(705)
Retained earnings	178,152	185,362
Total stockholders’ equity	308,799	315,186
Total liabilities and stockholders’ equity	$351,559	$363,465

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 27,	July 28,
	2013	2012

Revenue:
Product sales	$27,174	$28,690
Contract services	16,943	29,987
	44,117	58,677
Cost of sales:
Product sales	20,555	20,559
Contract services	11,017	18,613
	31,572	39,172
Gross margin	12,545	19,505
Selling, general and administrative	12,459	13,621
Research and development	7,190	8,136
Loss from operations	(7,104)	(2,252)
Other income (expense):
Interest income	205	172
Other expense	(3,394)	—
Loss before income taxes	(10,293)	(2,080)
Benefit for income taxes	(3,083)	(694)
Net loss	$(7,210)	$(1,386)
Loss per share data:
Basic	$(0.32)	$(0.06)
Diluted	$(0.32)	$(0.06)
Weighted average shares outstanding:
Basic	22,238,363	21,929,455
Diluted	22,238,363	21,929,455

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	July 27,	July 28,
	2013	2012

Net loss	$(7,210)	$(1,386)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(48)	37
Total comprehensive loss	$(7,258)	$(1,349)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 27, 2013	July 28, 2012
Operating activities
Net loss	$(7,210)	$(1,386)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	2,185	2,932
Provision for doubtful accounts	122	240
Deferred income taxes	(23)	42
Stock-based compensation	910	840
Change in fair value of conversion feature of convertible bonds	3,391	—
Tax benefit from exercise of stock options	28	88
Changes in operating assets and liabilities:
Accounts receivable	44	6,297
Unbilled receivables and retentions	1,585	3,776
Inventories	(6,102)	(966)
Income tax receivable	(3,035)	(1,755)
Other assets	538	433
Accounts payable	(2,599)	(7,128)
Other liabilities	(3,010)	(21,183)
Net cash used in operating activities	(13,176)	(17,770)
Investing activities
Acquisitions of property and equipment	(4,457)	(2,548)
Net redemptions of held-to-maturity investments	6,442	9,064
Net sales of available-for-sale investments	175	175
Net cash provided by investing activities	2,160	6,691
Financing activities
Exercise of stock options	23	69
Net cash provided by financing activities	23	69
Net decrease in cash and cash equivalents	(10,993)	(11,010)
Cash and cash equivalents at beginning of period	75,332	64,220
Cash and cash equivalents at end of period	$64,339	$53,210

Supplemental disclosure:
Unrealized (loss) gain on long-term investments recorded in other comprehensive (loss) income, net of deferred taxes of $32 and $24, respectively	$(48)	$37
Reclassification from share-based liability compensation to equity	$—	$401

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 27, 2013 are not necessarily indicative of the results for the full year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2013, included in the Company’s Annual Report on Form 10-K.

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

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
	July 27, 2013	July 28, 2012
Denominator for basic loss per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,238,363	21,929,455
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	—	—
Denominator for diluted loss per share	22,238,363	21,929,455

Due to the net loss for the three months ended July 27, 2013 and July 28, 2012, no shares reserved for issuance upon exercise of stock options, restricted stock units or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. During the three months ended July 27, 2013 and July 28, 2012, certain shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock that met this anti-dilutive criterion for the three months ended July 27, 2013 and July 28, 2012 was approximately 85,000 and 7,000, respectively.

Recently Issued Accounting Standards

On May 1, 2013, the Company adopted changes in accordance with guidance issued by the Financial Accounting Standards Board (“FASB”), which requires additional disclosures for the reclassification of significant amounts from accumulated comprehensive income to net income. This guidance requires that certain significant amounts be presented either on the face of the consolidated statements of income or in a single note. For other amounts, the Company is required to cross-reference disclosures that provide additional detail about such amounts.  The adoption of these changes did not have a material impact on the Company’s consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	July 27, 2013	April 30, 2013
Short-term investments:
Held-to-maturity securities:
Municipal securities	$64,474	$73,241
Total short-term investments	$64,474	$73,241
Long-term investments:
Held-to-maturity securities:
Municipal securities	$56,484	$54,158
Available-for-sale securities:
Auction rate securities	5,444	5,687
Convertible bonds	5,667	9,071
Total long-term investments	$67,595	$68,916

Held-To-Maturity Securities

At July 27, 2013 and April 30, 2013, the balance of held-to-maturity securities consisted of state and local government municipal securities. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 27, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$120,958	$75	$(32)	$121,001
Total held-to-maturity investments	$120,958	$75	$(32)	$121,001

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$127,399	$49	$(23)	$127,425
Total held-to-maturity investments	$127,399	$49	$(23)	$127,425

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at July 27, 2013, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$64,474	$64,503
Due after one year through three years	56,484	56,498
Total	$120,958	$121,001

Available-For-Sale Securities

Auction Rate Securities

As of July 27, 2013, the entire balance of available-for-sale auction rate securities consisted of three investment grade auction rate municipal bonds with maturities ranging from 6 to 21 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on July 27, 2013 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of July 27, 2013. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of July 27, 2013, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of July 27, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,575	$—	$(1,131)	$5,444
Total available-for-sale investments	$6,575	$—	$(1,131)	$5,444

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,750	$—	$(1,063)	$5,687
Total available-for-sale investments	$6,750	$—	$(1,063)	$5,687

The amortized cost and fair value of the auction rate securities by contractual maturity at July 27, 2013, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,350	$1,242
Due after 10 years	5,225	4,202
Total	$6,575	$5,444

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Convertible Bonds

As of July 27, 2013, the entire balance of available-for-sale convertible bonds consisted of two convertible bonds. The two convertible bonds were issued by CybAero AB (“CybAero”), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. Each bond is in the amount of 10 million Swedish Kronor (“SEK”) and is convertible into 1 million CybAero shares at the conversion price of 10 SEK per share. The maturity date of each of the bonds is November 30, 2017 and each bond bears an annual interest rate of 5%.

The Company can exercise its conversion right at any time through October 31, 2017.  CybAero can prepay the bonds with three months’ notice to the Company and the Company may exercise its conversion rights during such three-month period. If certain conditions are satisfied after November 30, 2015, CybAero can require the Company to convert the two bonds in their entirety into CybAero shares.

The convertible bonds each contain an embedded conversion feature which is bifurcated from the bond. The changes in the fair value of the embedded conversion feature are recorded in other income (expense) in the statement of operations. Unrealized gains and losses associated with the bonds are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.

On May 14, 2013, CybAero effected a reverse stock split whereby every ten shares of CybAero were converted into one share. All amounts discussed as of July 27, 2013 reflect this reverse stock split.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of July 27, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bonds	$3,037	$2,781	$(151)	$5,667
Total available-for-sale investments	$3,037	$2,781	$(151)	$5,667

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bonds	$3,037	$6,173	$(139)	$9,071
Total available-for-sale investments	$3,037	$6,173	$(139)	$9,071

The amortized cost and fair value of the convertible bonds by contractual maturity at July 27, 2013, were as follows (in thousands):

	Cost	Fair Value

Due within five years	$3,037	$5,667
Total	$3,037	$5,667

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at July 27, 2013, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$5,444	$5,444
Convertible bonds	—	2,781	2,886	5,667
Total	$—	$2,781	$8,330	$11,111

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of July 27, 2013.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2013	$8,585
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	(80)
Purchases, issuances and settlements, net	(175)
Balance at July 27, 2013	$8,330
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at July 27, 2013	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of July 27, 2013, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.1% to 0.4%, estimated redemption periods of 6 to 21 years and discount rates of 8.4% to 20.5%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

The bond components of the convertible bonds are considered level 3 assets and are valued using a discounted cash flow model. The analysis considers, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the maturity of the bonds. As of July 27, 2013, the inputs used in the Company’s discounted cash flow analysis included a coupon rate of 5.0%, estimated redemption period of five years and a discount rate of 6.7%.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The embedded conversion features of the convertible bonds are considered level 2 assets and are valued using a binomial option pricing model, which uses inputs such as CybAero’s stock price, conversion price, volatility and risk-free interest rate.

4. Inventories, net

Inventories consist of the following (in thousands):

	July 27, 2013	April 30, 2013
Raw materials	$16,192	$12,845
Work in process	15,459	16,745
Finished goods	40,817	36,842
Inventories, gross	72,468	66,432
Reserve for inventory obsolescence	(3,805)	(3,871)
Inventories, net	$68,663	$62,561

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended July 27, 2013 and July 28, 2012 (in thousands):

	Three Months Ended
	July 27,	July 28,
	2013	2012

Beginning balance	$1,515	$2,872
Warranty expense	486	530
Warranty costs incurred	(310)	(769)
Ending balance	$1,691	$2,633

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-sale securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2013	$(705)	$(705)
Unrealized losses	(80)	(80)
Income taxes	32	32
Balance as of July 27, 2013	$(753)	$(753)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $10.3 million and $6.6 million for the three months ended July 27, 2013 and July 28, 2012, respectively.

8. Income Taxes

For the three months ended July 27, 2013 and July 28, 2012, the Company recorded a benefit for income taxes of $3.1 million and $0.7 million, respectively, yielding an effective benefit tax rate of 30.0% and 33.4%, respectively.  The variance from statutory tax rates for the three months ended July 27, 2013 was primarily due to federal research and development tax credits.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

9. Segment Data

The Company’s product segments are as follows:

•                                          Unmanned Aircraft Systems (“UAS”) — The UAS segment focuses primarily on the design, development, production, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other mission effects to increase the security and effectiveness of the operations of the Company’s customers.

•                                          Efficient Energy Systems (“EES”) — The EES segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. Depreciation and amortization related to the manufacturing of goods is included in gross margin for the segments. The Company does not discretely allocate assets to its operating segments, nor does the CODM evaluate operating segments using discrete asset information. Consequently, the Company operates its financial systems as a single segment for accounting and control purposes, maintains a single indirect rate structure across all segments, has no inter-segment sales or corporate elimination transactions, and maintains limited financial statement information by segment.The segment results are as follows (in thousands):

	Three Months Ended
	July 27,	July 28,
	2013	2012
Revenue:
UAS	$35,211	$48,806
EES	8,906	9,871
Total	44,117	58,677
Cost of sales:
UAS	24,599	32,756
EES	6,973	6,416
Total	31,572	39,172
Gross margin:
UAS	10,612	16,050
EES	1,933	3,455
Total	12,545	19,505
Selling, general and administrative	12,459	13,621
Research and development	7,190	8,136
Loss from operations	(7,104)	(2,252)
Other income (expense):
Interest income	205	172
Other expense	(3,394)	—
Loss before income taxes	$(10,293)	$(2,080)

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2013.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2014 fiscal year ends on April 30, 2014 and our fiscal quarters end on July 27, 2013, October 26, 2013 and January 25, 2014.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended July 27, 2013 Compared to Three Months Ended July 28, 2012

	Three Months Ended
	July 27,	July 28,
	2013	2012
Revenue:
UAS	$35,211	$48,806
EES	8,906	9,871
Total	44,117	58,677
Cost of sales:
UAS	24,599	32,756
EES	6,973	6,416
Total	31,572	39,172
Gross margin:
UAS	10,612	16,050
EES	1,933	3,455
Total	12,545	19,505
Selling, general and administrative	12,459	13,621
Research and development	7,190	8,136
Loss from operations	(7,104)	(2,252)
Other income (expense):
Interest income	205	172
Other expense	(3,394)	—
Loss before income taxes	$(10,293)	$(2,080)

Revenue. Revenue for the three months ended July 27, 2013 was $44.1 million, as compared to $58.7 million for the three months ended July 28, 2012, representing a decrease of $14.6 million, or 25%.  UAS revenue decreased by $13.6 million, or 28%, to $35.2 million for the three months ended July 27, 2013, primarily due to lower service revenue of $15.9 million and lower product deliveries of $1.6 million, offset by higher customer-funded R&D revenue of $3.9 million. The decrease in service revenue was primarily due to less Digital Data Link retrofits of our Raven B systems.  The decrease in product deliveries was due to a delay in orders related to our GFY12 Raven contract.  The increase in customer-funded R&D revenue was primarily due to a higher level of activity on the Switchblade program and termination settlement for our Global Observer Joint Capability Technology Demonstration contract.  EES revenue decreased by $1.0 million, or 10%, to $8.9 million for the three months ended July 27, 2013.  The decrease in EES revenue was primarily due to decreased deliveries of passenger electric vehicle charging systems and electrical vehicle test systems, partially offset by increased deliveries of our industrial fast charge systems.

Cost of Sales. Cost of sales for the three months ended July 27, 2013 was $31.6 million, as compared to $39.2 million for the three months ended July 28, 2012, representing a decrease of $7.6 million, or 19%. As a percentage of revenue, cost of sales increased from 67% to 72%. UAS cost of sales decreased $8.2 million, or 25%, to $24.6 million for the three months ended July 27, 2013, primarily due to lower sales volume.  As a percentage of revenue, cost of sales for UAS increased from 67% to 70% due to lower absorption of manufacturing and engineering overhead support costs which included severance costs associated with our organizational realignment in May 2013.  EES cost of sales increased $0.6 million, or 9%, to $7.0 million for the three months ended July 27, 2013.  As a percentage of revenue, cost of sales for EES increased from 65% to 78%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment in May 2013.

Gross Margin. Gross margin for the three months ended July 27, 2013 was $12.5 million, as compared to $19.5 million for the three months ended July 28, 2012, representing a decrease of $7.0 million, or 36%. UAS gross margin decreased $5.4 million, or 34%, to $10.6 million for the three months ended July 27, 2013 primarily due to lower sales volume.  As a percentage of revenue, gross margin for UAS decreased from 33% to 30%, due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES gross margin decreased $1.5 million, or 44%, to $1.9 million for the three months ended July 27, 2013 primarily due to lower sales volume.  As a percentage of revenue, EES gross margin decreased from 35% to 22%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment in May 2013.

Selling, General and Administrative.  SG&A expense for the three months ended July 27, 2013 was $12.5 million, or 28% of revenue, compared to SG&A expense of $13.6 million, or 23% of revenue, for the three months ended July 28, 2012.  SG&A expense decreased by $1.1 million primarily due to lower bid and proposal activity and decreased selling and marketing expenses.

Research and Development. R&D expense for the three months ended July 27, 2013 was $7.2 million, or 16% of revenue, compared to R&D expense of $8.1 million, or 14% of revenue, for the three months ended July 28, 2012.

Interest Income. Interest income was $0.2 million for both the three months ended July 27, 2013 and the three months ended July 28, 2012.

Other Expense.  Other expense for the three months ended July 27, 2013 was $3.4 million, as compared to $0 for the three months ended July 28, 2012. The increase was primarily due to a $3.4 million change in fair value of the embedded conversion feature of each of the convertible bonds that we have invested in.

Income Tax Benefit. Our effective tax benefit rate was 30.0% for the three months ended July 27, 2013, as compared to our effective tax benefit rate of 33.4% for the three months ended July 28, 2012.  The decrease was primarily due to higher federal R&D tax credits, partially offset by lower California R&D tax credits.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of July 27, 2013 and April 30, 2013, our funded backlog was approximately $76.9 million and $59.4 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $75.2 million and $76.6 million as of July 27, 2013 and April 30, 2013, respectively.  We define unfunded backlog as the total remaining potential order amounts under sole-source cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the three months ended July 27, 2013 and July 28, 2012 (in thousands):

	Three Months Ended
	July 27, 2013	July 28, 2012
	(Unaudited)
Net cash used in operating activities	$(13,176)	$(17,770)
Net cash provided by investing activities	$2,160	$6,691
Net cash provided by financing activities	$23	$69

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended July 27, 2013 decreased by $4.6 million to $13.2 million, compared to net cash used in operating activities of $17.8 million for the three months ended July 28, 2012. This decrease in net cash used in operating activities was primarily due to lower working capital of $7.9 million, a lower fair value of the embedded conversion feature of each of the convertible bonds that we have invested in of $3.4 million, partially offset by higher net loss of $5.8 million and lower depreciation and amortization of $0.7 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $4.5 million to $2.2 million for the three months ended July 27, 2013, compared to net cash provided by investing activities of $6.7 million for the three months ended July 28, 2012. The decrease in net cash provided by investing activities was primarily due to higher net purchases of investments of $2.6 million and higher acquisitions of property and equipment of $1.9 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.1 million to $0 million for the three months ended July 27, 2013, compared to $0.1 million for the three months ended July 28, 2012.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2013.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 27, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2013.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 27, 2013		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)