Form 10-Q
period 2013-10-26
AeroVironment Inc
filed 2013-11-27
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 26, 2013

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

As of November 15, 2013, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,708,489.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of October 26, 2013 (Unaudited) and April 30, 2013	3
	Consolidated Statements of Operations for the three and six months ended October 26, 2013 (Unaudited) and October 27, 2012 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 26, 2013 (Unaudited) and October 27, 2012 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended October 26, 2013 (Unaudited) and October 27, 2012 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20
Item 4.	Controls and Procedures	20

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	21
Item 1A.	Risk Factors	21
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Mine Safety Disclosures	21
Item 5.	Other Information	21
Item 6.	Exhibits	21
Signatures		22
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 26, 2013	April 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$66,126	$75,332
Short-term investments	77,677	73,241
Accounts receivable, net of allowance for doubtful accounts of $531 at October 26, 2013 and $936 at April 30, 2013	36,238	19,770
Unbilled receivables and retentions	7,256	11,304
Inventories, net	60,629	62,561
Income tax receivable	8,120	11,777
Deferred income taxes	5,400	5,166
Prepaid expenses and other current assets	4,317	4,303
Total current assets	265,763	263,454
Long-term investments	51,707	68,916
Property and equipment, net	26,039	24,429
Deferred income taxes	5,587	5,606
Other assets	1,720	1,060
Total assets	$350,816	$363,465
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,774	$16,144
Wages and related accruals	11,669	12,116
Customer advances	3,605	7,519
Other current liabilities	6,261	6,408
Total current liabilities	33,309	42,187
Deferred rent	614	771
Liability for uncertain tax positions	5,211	5,321
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,704,189 at October 26, 2013 and 22,614,315 at April 30, 2013	2	2
Additional paid-in capital	132,549	130,527
Accumulated other comprehensive loss	(676)	(705)
Retained earnings	179,807	185,362
Total stockholders’ equity	311,682	315,186
Total liabilities and stockholders’ equity	$350,816	$363,465

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012

Revenue:
Product sales	$51,537	$52,415	$78,711	$81,105
Contract services	13,330	27,863	30,273	57,850
	64,867	80,278	108,984	138,955
Cost of sales:
Product sales	32,143	28,215	52,698	48,774
Contract services	8,846	16,427	19,863	35,040
	40,989	44,642	72,561	83,814
Gross margin	23,878	35,636	36,423	55,141
Selling, general and administrative	13,084	13,176	25,543	26,797
Research and development	6,861	9,386	14,051	17,522
Income (loss) from operations	3,933	13,074	(3,171)	10,822
Other income (expense):
Interest income	195	162	400	334
Other expense	(2,307)	—	(5,701)	—
Income (loss) before income taxes	1,821	13,236	(8,472)	11,156
Provision (benefit) for income taxes	166	4,498	(2,917)	3,804
Net income (loss)	$1,655	$8,738	$(5,555)	$7,352
Earnings (loss) per share data:
Basic	$0.07	$0.40	$(0.25)	$0.33
Diluted	$0.07	$0.39	$(0.25)	$0.33
Weighted average shares outstanding:
Basic	22,273,629	22,030,330	22,256,292	21,980,453
Diluted	22,697,590	22,383,791	22,256,292	22,353,434

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012

Net income (loss)	$1,655	$8,738	$(5,555)	$7,352
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	77	(10)	29	27
Total comprehensive income (loss)	$1,732	$8,728	$(5,526)	$7,379

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 26, 2013	October 27, 2012
Operating activities
Net (loss) income	$(5,555)	$7,352
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	4,504	5,937
Provision for doubtful accounts	309	566
Deferred income taxes	(233)	(130)
Stock-based compensation	1,840	1,642
Change in fair value of conversion feature of convertible bonds	5,711	—
Tax benefit from exercise of stock options	151	1,529
Changes in operating assets and liabilities:
Accounts receivable	(16,777)	7,521
Unbilled receivables and retentions	4,048	5,970
Inventories	1,932	(1,208)
Income tax receivable	3,657	—
Other assets	9	(836)
Accounts payable	(4,370)	(4,783)
Other liabilities	(4,899)	(18,772)
Net cash (used in) provided by operating activities	(9,673)	4,788
Investing activities
Acquisitions of property and equipment	(6,047)	(4,559)
Acquisitions of distribution and licensing rights	(750)	—
Net redemptions of held-to-maturity investments	6,934	5,911
Net sales of available-for-sale investments	175	250
Net cash provided by investing activities	312	1,602
Financing activities
Exercise of stock options	155	160
Net cash provided by financing activities	155	160
Net (decrease) increase in cash and cash equivalents	(9,206)	6,550
Cash and cash equivalents at beginning of period	75,332	64,220
Cash and cash equivalents at end of period	$66,126	$70,770

Supplemental disclosure:
Unrealized gain on long-term investments recorded in other comprehensive income (loss), net of deferred taxes of $18 and $17, respectively	$29	$27
Reclassification from share-based liability compensation to equity	$—	$401

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 26, 2013 are not necessarily indicative of the results for the full year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2013, included in the Company’s Annual Report on Form 10-K.

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

Segments

The Company’s products are sold and divided among two reportable segments to reflect the Company’s strategic goals. Operating segments are defined as components of an enterprise from which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development (“R&D”) activities and performance assessment. The Company’s reportable segments are business units that offer different products and services and are managed separately.

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

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Six Months Ended
	October 26, 2013	October 27, 2012	October 26, 2013	October 27, 2012
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,273,629	22,030,330	22,256,292	21,980,453
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	423,961	353,461	—	372,981
Denominator for diluted earnings (loss) per share	22,697,590	22,383,791	22,256,292	22,353,434

During the three months ended October 26, 2013 and October 27, 2012, and the six months ended October 27, 2012, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended October 26, 2013 and October 27, 2012 was approximately 29,000 and 10,000, respectively. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the six months ended October 27, 2012 was approximately 5,000.  Due to the net loss for the six months ended October 26, 2013, no shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock or restricted stock units were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

In July 2013, the FASB issued guidance regarding the classification of an unrecognized tax benefit as a reduction of a deferred tax asset when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists.  This guidance is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	October 26, 2013	April 30, 2013
Short-term investments:
Held-to-maturity securities:
Municipal securities	$77,677	$73,241
Total short-term investments	$77,677	$73,241
Long-term investments:
Held-to-maturity securities:
Municipal securities	$38,898	$54,158
Certificates of deposit	3,891	—
Total held-to-maturity investments	42,789	54,158
Available-for-sale securities:
Auction rate securities	5,467	5,687
Convertible bonds	3,451	9,071
Total available-for-sale investments	8,918	14,758
Total long-term investments	$51,707	$68,916

Held-To-Maturity Securities

At October 26, 2013 and April 30, 2013, the balance of held-to-maturity securities consisted of state and local government municipal securities and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 26, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$116,575	$75	$(11)	$116,639
Certificates of deposit	3,891	—	—	3,891
Total held-to-maturity investments	$120,466	$75	$(11)	$120,530

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$127,399	$49	$(23)	$127,425
Total held-to-maturity investments	$127,399	$49	$(23)	$127,425

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at October 26, 2013, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$77,677	$77,711
Due after one year through three years	42,789	42,819
Total	$120,466	$120,530

Available-For-Sale Securities

Auction Rate Securities

As of October 26, 2013, the entire balance of available-for-sale auction rate securities consisted of three investment grade auction rate municipal bonds with maturities ranging from 6 to 21 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 26, 2013 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 26, 2013. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of October 26, 2013, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of October 26, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,575	$—	$(1,108)	$5,467
Total available-for-sale investments	$6,575	$—	$(1,108)	$5,467

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2013, were as follows (in thousands):

	`		Gross	Gross
		Amortized	Unrealized	Unrealized
		Cost	Gains	Losses	Fair Value
Auction rate securities		$6,750	$—	$(1,063)	$5,687
Total available-for-sale investments		$6,750	$—	$(1,063)	$5,687

The amortized cost and fair value of the auction rate securities by contractual maturity at October 26, 2013, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,300	$1,203
Due after 10 years	5,275	4,264
Total	$6,575	$5,467

Convertible Bonds

As of October 26, 2013, the entire balance of available-for-sale convertible bonds consisted of two convertible bonds. The two convertible bonds were issued by CybAero AB (“CybAero”), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. Each bond is in the amount of 10 million Swedish Kronor (“SEK”) and is convertible into 1 million CybAero shares at the conversion price of 10 SEK per share. The maturity date of each of the bonds is November 30, 2017 and each bond bears an annual interest rate of 5%.

The Company can exercise its conversion right at any time through October 31, 2017.  CybAero can prepay the bonds with three months’ notice to the Company and the Company may exercise its conversion rights during such three-month period. If certain

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

On May 14, 2013, CybAero effected a reverse stock split whereby every ten shares of CybAero were converted into one share. All amounts discussed as of October 26, 2013 reflect this reverse stock split.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of October 26, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bonds	$3,037	$461	$(47)	$3,451
Total available-for-sale investments	$3,037	$461	$(47)	$3,451

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bonds	$3,037	$6,173	$(139)	$9,071
Total available-for-sale investments	$3,037	$6,173	$(139)	$9,071

The amortized cost and fair value of the convertible bonds by contractual maturity at October 26, 2013, were as follows (in thousands):

	Cost	Fair Value

Due within five years	$3,037	$3,451
Total	$3,037	$3,451

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s financial assets measured at fair value on a recurring basis at October 26, 2013, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$5,467	$5,467
Convertible bonds	—	461	2,990	3,451
Total	$—	$461	$8,457	$8,918

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of October 26, 2013.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Description	Auction Rate Securities
Balance at April 30, 2013	$8,585
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income (loss)	47
Purchases, issuances and settlements, net	(175)
Balance at October 26, 2013	$8,457
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at October 26, 2013	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of October 26, 2013, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.1% to 0.3%, estimated redemption periods of 6 to 21 years and discount rates of 7.8% to 20.0%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

The bond components of the convertible bonds are considered level 3 assets and are valued using a discounted cash flow model. The analysis considers, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the maturity of the bonds. As of October 26, 2013, the inputs used in the Company’s discounted cash flow analysis included a coupon rate of 5.0%, estimated redemption period of approximately four years and a discount rate of 6.5%.

The embedded conversion features of the convertible bonds are considered level 2 assets and are valued using a binomial option pricing model, which uses inputs such as CybAero’s stock price, conversion price, volatility and risk-free interest rate.

4. Inventories, net

Inventories consist of the following (in thousands):

	October 26, 2013	April 30, 2013
Raw materials	$14,722	$12,845
Work in process	11,530	16,745
Finished goods	37,536	36,842
Inventories, gross	63,788	66,432
Reserve for inventory obsolescence	(3,159)	(3,871)
Inventories, net	$60,629	$62,561

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 26, 2013 and October 27, 2012 (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012

Beginning balance	$1,691	$2,633	$1,515	$2,872
Warranty expense	332	678	818	1,208
Warranty claims settled	(383)	(2,052)	(693)	(2,821)
Ending balance	$1,640	$1,259	$1,640	$1,259

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-sale securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2013	$(705)	$(705)
Unrealized income	47	47
Income taxes	(18)	(18)
Balance as of October 26, 2013	$(676)	$(676)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $6.6 million and $16.9 million for the three and six months ended October 26, 2013, respectively. Revenue from customer-funded R&D was approximately $10.4 million and $17.0 million for the three and six months ended October 27, 2012, respectively.

8. Income Taxes

For the three and six months ended October 26, 2013, the Company recorded a provision (benefit) for income taxes of $0.2 million and $(2.9) million, respectively, yielding an effective tax rate of 9.1% and 34.4%, respectively.  For the three and six months ended October 27, 2012, the Company recorded a provision for income taxes of $4.5 million and $3.8 million, respectively, yielding an effective tax rate of 34.0% and 34.1%, respectively. The variance from statutory tax rates for the three months ended October 26, 2013 was primarily due to federal research and development tax credits.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

inter-segment sales or corporate elimination transactions, and maintains limited financial statement information by segment. The segment results are as follows (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2013	2012	2013	2012
Revenue:
UAS	$56,079	$65,433	$91,290	$114,239
EES	8,788	14,845	17,694	24,716
Total	64,867	80,278	108,984	138,955
Cost of sales:
UAS	35,280	35,279	59,879	68,035
EES	5,709	9,363	12,682	15,779
Total	40,989	44,642	72,561	83,814
Gross margin:
UAS	20,799	30,154	31,411	46,204
EES	3,079	5,482	5,012	8,937
Total	23,878	35,636	36,423	55,141
Selling, general and administrative	13,084	13,176	25,543	26,797
Research and development	6,861	9,386	14,051	17,522
Income (loss) from operations	3,933	13,074	(3,171)	10,822
Other income (expense):
Interest income	195	162	400	334
Other expense	(2,307)	—	(5,701)	—
Income (loss) before income taxes	$1,821	$13,236	$(8,472)	$11,156

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 26, 2013 Compared to Three Months Ended October 27, 2012

	Three Months Ended
	October 26,	October 27,
	2013	2012
Revenue:
UAS	$56,079	$65,433
EES	8,788	14,845
Total	64,867	80,278
Cost of sales:
UAS	35,280	35,279
EES	5,709	9,363
Total	40,989	44,642
Gross margin:
UAS	20,799	30,154
EES	3,079	5,482
Total	23,878	35,636
Selling, general and administrative	13,084	13,176
Research and development	6,861	9,386
Income from operations	3,933	13,074
Other income (expense):
Interest income	195	162
Other expense	(2,307)	—
Income before income taxes	$1,821	$13,236

Revenue. Revenue for the three months ended October 26, 2013 was $64.9 million, as compared to $80.3 million for the three months ended October 27, 2012, representing a decrease of $15.4 million, or 19%.  UAS revenue decreased by $9.4 million, or 14%, to $56.1 million for the three months ended October 26, 2013, primarily due to lower service revenue of $10.1 million and lower customer-funded R&D revenue of $4.5 million, offset by higher product deliveries of $5.2 million. The decrease in service revenue was primarily due to reduced logistic services of our small UAS systems.  The decrease in customer-funded R&D revenue was primarily due to the transition of the Switchblade program from a developmental program into low-rate production.  The increase in product deliveries was primarily due to higher deliveries of our Puma spares.  EES revenue decreased by $6.1 million, or 41%, to $8.8 million for the three months ended October 26, 2013.  The decrease in EES revenue was primarily due to decreased deliveries of electric vehicle test systems, industrial fast charge systems, and passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended October 26, 2013 was $41.0 million, as compared to $44.6 million for the three months ended October 27, 2012, representing a decrease of $3.7 million, or 8%. As a percentage of revenue, cost of sales increased from 56% to 63%. UAS cost of sales remained unchanged at $35.3 million for the three months ended October 26, 2013.  As a percentage of revenue, cost of sales for UAS increased from 54% to 63% due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES cost of sales decreased $3.7 million, or 39%, to $5.7 million for the three months ended October 26, 2013.  As a percentage of revenue, cost of sales for EES increased from 63% to 65%, primarily due to lower absorption of manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the three months ended October 26, 2013 was $23.9 million, as compared to $35.6 million for the three months ended October 27, 2012, representing a decrease of $11.7 million, or 33%. UAS gross margin decreased $9.4 million, or 31%, to $20.8 million for the three months ended October 26, 2013, primarily due to lower sales volume and lower absorption of manufacturing and engineering overhead support costs.  As a percentage of revenue, gross margin for UAS decreased from 46% to 37%, due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES gross margin decreased $2.4 million, or 44%, to $3.1 million for the three months ended October 26, 2013, primarily due to lower sales volume.  As a percentage of revenue, EES gross margin decreased from 37% to 35%, primarily due to lower absorption of manufacturing and engineering overhead support costs.

Selling, General and Administrative.  SG&A expense for the three months ended October 26, 2013 was $13.1 million, or 20% of revenue, compared to SG&A expense of $13.2 million, or 16% of revenue, for the three months ended October 27, 2012.

Research and Development. R&D expense for the three months ended October 26, 2013 was $6.9 million, or 11% of revenue, compared to R&D expense of $9.4 million, or 12% of revenue, for the three months ended October 27, 2012.  The decrease was primarily due to lower spending on R&D initiatives.

Interest Income. Interest income was $0.2 million for both the three months ended October 26, 2013 and the three months ended October 27, 2012.

Other Expense.  Other expense for the three months ended October 26, 2013 was $2.3 million, as compared to $0 for the three months ended October 27, 2012. The increase was primarily due to a $2.3 million reduction in fair value of the embedded conversion feature of each of the convertible bonds that we have invested in.

Income Tax Expense. Our effective tax rate was 9.1% for the three months ended October 26, 2013, as compared to an effective tax rate of 34.0% for the three months ended October 27, 2012.  The decrease was primarily due to lower income for the three months ended October 26, 2013.

Six Months Ended October 26, 2013 Compared to Six Months Ended October 27, 2012

	Six Months Ended
	October 26,	October 27,
	2013	2012
Revenue:
UAS	$91,290	$114,239
EES	17,694	24,716
Total	108,984	138,955
Cost of sales:
UAS	59,879	68,035
EES	12,682	15,779
Total	72,561	83,814
Gross margin:
UAS	31,411	46,204
EES	5,012	8,937
Total	36,423	55,141
Selling, general and administrative	25,543	26,797
Research and development	14,051	17,522
(Loss) income from operations	(3,171)	10,822
Other income (expense):
Interest income	400	334
Other expense	(5,701)	—
(Loss) income before income taxes	$(8,472)	$11,156

Revenue. Revenue for the six months ended October 26, 2013 was $109.0 million, as compared to $139.0 million for the six months ended October 27, 2012, representing a decrease of $30.0 million, or 22%.  UAS revenue decreased by $22.9 million, or 20%, to $91.3 million for the six months ended October 26, 2013, primarily due to lower service revenue of $26.0 million and lower customer-funded R&D revenue of $0.6 million, offset by higher product deliveries of $3.6 million. The decrease in service revenue was primarily due to reduced logistic services for our small UAS systems.  The decrease in customer-funded R&D revenue was primarily due to the transition of the Switchblade program from a developmental program into low-rate production.  The increase in product deliveries was primarily due to higher deliveries of our Puma AE systems.  EES revenue decreased by $7.0 million, or 28%, to $17.7 million for the six months ended October 26, 2013.  The decrease in EES revenue was primarily due to decreased deliveries of electric vehicle test systems, industrial fast charge systems, and passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the six months ended October 26, 2013 was $72.6 million, as compared to $83.8 million for the six months ended October 27, 2012, representing a decrease of $11.2 million, or 13%. As a percentage of revenue, cost of sales increased from 60% to 67%. UAS cost of sales decreased $8.2 million, or 12%, to $59.9 million for the six months ended October 26, 2013, primarily due to lower sales volume.  As a percentage of revenue, cost of sales for UAS increased from 60% to 66% due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES cost of sales decreased $3.1 million, or 20%, to $12.7 million for the six months ended October 26, 2013.  As a percentage of revenue, cost of sales for EES increased from 64% to 72%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.

Gross Margin. Gross margin for the six months ended October 26, 2013 was $36.4 million, as compared to $55.1 million for the six months ended October 27, 2012, representing a decrease of $18.7 million, or 34%. UAS gross margin decreased $14.8 million, or 32%, to $31.4 million for the six months ended October 26, 2013, primarily due to lower sales volume.  As a percentage of revenue, gross margin for UAS decreased from 40% to 34%, due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES gross margin decreased $3.9 million, or 44%, to $5.0 million for the six months ended October 26, 2013, primarily due to lower sales volume.  As a percentage of revenue, EES gross margin decreased from 36% to 28%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.

Selling, General and Administrative.  SG&A expense for the six months ended October 26, 2013 was $25.5 million, or 23% of revenue, compared to SG&A expense of $26.8 million, or 19% of revenue, for the six months ended October 27, 2012.  SG&A expense decreased by $1.3 million primarily due to decreased selling and marketing expenses.

Research and Development. R&D expense for the six months ended October 26, 2013 was $14.1 million, or 13% of revenue, compared to R&D expense of $17.5 million, or 13% of revenue, for the six months ended October 27, 2012.  The decrease was primarily due to lower spending on R&D initiatives.

Interest Income. Interest income was $0.4 million for the six months ended October 26, 2013, compared to interest income of $0.3 million for the six months ended October 27, 2012.

Other Expense.  Other expense for the six months ended October 26, 2013 was $5.7 million, as compared to $0 for the six months ended October 27, 2012. The increase was primarily due to a $5.7 million reduction in fair value of the embedded conversion feature of each of the convertible bonds that we have invested in.

Income Tax Benefit. Our effective tax rate was 34.4% for the six months ended October 26, 2013, as compared to our effective tax rate of 34.1% for the six months ended October 27, 2012.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 26, 2013 and April 30, 2013, our funded backlog was approximately $133.8 million and $59.4 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $72.3 million and $76.6 million as of October 26, 2013 and April 30, 2013, respectively.  We define unfunded backlog as the total remaining potential order amounts under sole-source cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 26, 2013 and October 27, 2012 (in thousands):

	Six Months Ended
	October 26, 2013	October 27, 2012
	(Unaudited)
Net cash (used in) provided by operating activities	$(9,673)	$4,788
Net cash provided by investing activities	$312	$1,602
Net cash provided by financing activities	$155	$160

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the six months ended October 26, 2013 increased by $14.5 million to $9.7 million, compared to net cash provided by operating activities of $4.8 million for the six months ended October 27, 2012. This increase in net cash used in operating activities was primarily due to lower net income of $12.9 million, higher working capital needs of $4.3 million, lower depreciation and amortization of $1.4 million, and lower tax benefits from stock option exercises of $1.4 million, partially offset by the reduction in fair value of the embedded conversion feature of each of the convertible bonds that we have invested in of $5.7 million.

Cash Provided by Investing Activities. Net cash provided by investing activities decreased by $1.3 million to $0.3 million for the six months ended October 26, 2013, compared to net cash provided by investing activities of $1.6 million for the six months ended October 27, 2012. The decrease in net cash provided by investing activities was primarily due to higher acquisitions of property and equipment of $1.5 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $0.2 million for the six months ended October 26, 2013 and October 27, 2012.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 26, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10. 1†	Contract modification P00015 dated September 5, 2013 under the base contract with the US Army Contracting Command — Redstone Arsenal (Missile) dated August 30, 2012
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

†                 Confidential treatment has been requested for portions of this exhibit. These portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 26, 2013		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)