Form 10-Q
period 2014-01-25
AeroVironment Inc
filed 2014-03-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 25, 2014

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

As of February 21, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 22,785,334.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 25, 2014	April 30, 2013
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$92,749	$75,332
Short-term investments	74,830	73,241
Accounts receivable, net of allowance for doubtful accounts of $1,108 at January 25, 2014 and $936 at April 30, 2013	42,617	19,770
Unbilled receivables and retentions	8,636	11,304
Inventories, net	55,441	62,561
Income tax receivable	5,852	11,777
Deferred income taxes	5,499	5,166
Prepaid expenses and other current assets	3,755	4,303
Total current assets	289,379	263,454
Long-term investments	45,877	68,916
Property and equipment, net	24,492	24,429
Deferred income taxes	5,548	5,606
Other assets	1,585	1,060
Total assets	$366,881	$363,465
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$15,135	$16,144
Wages and related accruals	10,718	12,116
Customer advances	3,642	7,519
Other current liabilities	6,486	6,408
Total current liabilities	35,981	42,187
Deferred rent	1,031	771
Liability for uncertain tax positions	5,211	5,321
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 22,765,820 at January 25, 2014 and 22,614,315 at April 30, 2013	2	2
Additional paid-in capital	134,251	130,527
Accumulated other comprehensive loss	(618)	(705)
Retained earnings	191,023	185,362
Total stockholders’ equity	324,658	315,186
Total liabilities and stockholders’ equity	$366,881	$363,465

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Income (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013

Revenue:
Product sales	$57,041	$23,496	$135,752	$104,601
Contract services	12,180	23,591	42,453	81,441
	69,221	47,087	178,205	186,042
Cost of sales:
Product sales	33,193	14,281	85,891	63,055
Contract services	8,976	13,133	28,839	48,173
	42,169	27,414	114,730	111,228
Gross margin	27,052	19,673	63,475	74,814
Selling, general and administrative	13,168	10,433	38,711	37,230
Research and development	5,241	10,306	19,292	27,828
Income (loss) from operations	8,643	(1,066)	5,472	9,756
Other income (expense):
Interest income	197	164	597	498
Other income (expense)	4,675	49	(1,026)	49
Income (loss) before income taxes	13,515	(853)	5,043	10,303
Provision (benefit) for income taxes	2,299	(4,722)	(618)	(918)
Net income	$11,216	$3,869	$5,661	$11,221
Earnings per share data:
Basic	$0.50	$0.17	$0.25	$0.51
Diluted	$0.49	$0.17	$0.25	$0.50
Weighted average shares outstanding:
Basic	22,321,368	22,142,917	22,278,225	22,035,007
Diluted	22,883,583	22,408,377	22,722,795	22,375,126

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013

Net income	$11,216	$3,869	$5,661	$11,221
Other comprehensive income:
Unrealized gain on investments, net of tax	58	15	87	42
Total comprehensive income	$11,274	$3,884	$5,748	$11,263

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 25, 2014	January 26, 2013
Operating activities
Net income	$5,661	$11,221
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	6,799	8,340
Provision for doubtful accounts	269	338
Deferred income taxes	(333)	(407)
Stock-based compensation	2,687	2,629
Change in fair value of conversion feature of convertible bonds	1,032	—
Unrealized foreign currency gain	—	(53)
Tax benefit from exercise of stock options	304	1,536
Changes in operating assets and liabilities:
Accounts receivable	(23,116)	24,479
Unbilled receivables and retentions	2,668	11,625
Inventories	7,120	(20,058)
Income tax receivable	5,925	(8,349)
Other assets	662	(282)
Accounts payable	(1,009)	(4,436)
Other liabilities	(5,197)	(21,518)
Net cash provided by operating activities	3,472	5,065
Investing activities
Acquisitions of property and equipment	(6,751)	(6,528)
Acquisitions of distribution and licensing rights	(750)	(850)
Investment in CybAero AB convertible notes	—	(3,037)
Net redemptions of held-to-maturity investments	20,388	4,690
Net sales of available-for-sale investments	175	250
Net cash provided by (used in) investing activities	13,062	(5,475)
Financing activities
Exercise of stock options	883	165
Net cash provided by financing activities	883	165
Net increase (decrease) in cash and cash equivalents	17,417	(245)
Cash and cash equivalents at beginning of period	75,332	64,220
Cash and cash equivalents at end of period	$92,749	$63,975

Supplemental disclosure:
Unrealized gain on long-term investments recorded in other comprehensive income, net of deferred taxes of $57 and $28, respectively	$87	$42
Reclassification from share-based liability compensation to equity	$—	$401

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 25, 2014 are not necessarily indicative of the results for the full year ending April 30, 2014. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2013, included in the Company’s Annual Report on Form 10-K.

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

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 25, 2014	January 26, 2013	January 25, 2014	January 26, 2013
Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,321,368	22,142,917	22,278,225	22,035,007
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	562,215	265,460	444,570	340,119
Denominator for diluted earnings per share	22,883,583	22,408,377	22,722,795	22,375,126

During the three and nine months ended January 25, 2014 and January 26, 2013, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended January 25, 2014 and January 26, 2013 was approximately 24,000 and 6,000, respectively. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the nine months ended January 25, 2014 and January 26, 2013 was approximately 56,000 and 4,000, respectively.

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

In July 2013, the FASB issued guidance regarding the classification of an unrecognized tax benefit as a reduction of a deferred tax asset when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists.  This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this change is not expected to have a material impact on the Company’s consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	January 25, 2014	April 30, 2013
Short-term investments:
Held-to-maturity securities:
Municipal securities	$74,830	$73,241
Total short-term investments	$74,830	$73,241
Long-term investments:
Held-to-maturity securities:
Municipal securities	$27,551	$54,158
Certificates of deposit	4,632	—
Total held-to-maturity investments	32,183	54,158
Available-for-sale securities:
Auction rate securities	5,483	5,687
Convertible bonds	8,211	9,071
Total available-for-sale investments	13,694	14,758
Total long-term investments	$45,877	$68,916

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Held-To-Maturity Securities

At January 25, 2014 and April 30, 2013, the balance of held-to-maturity securities consisted of state and local government municipal securities and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 25, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$102,381	$101	$(2)	$102,480
Certificates of deposit	4,632	—	—	4,632
Total held-to-maturity investments	$107,013	$101	$(2)	$107,112

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$127,399	$49	$(23)	$127,425
Total held-to-maturity investments	$127,399	$49	$(23)	$127,425

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 25, 2014, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$74,830	$74,892
Due after one year through three years	32,183	32,220
Total	$107,013	$107,112

Available-For-Sale Securities

Auction Rate Securities

As of January 25, 2014, the entire balance of available-for-sale auction rate securities consisted of three investment grade auction rate municipal bonds with maturities ranging from 6 to 21 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 25, 2014 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 25, 2014. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of January 25, 2014, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of January 25, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,575	$—	$(1,092)	$5,483
Total available-for-sale investments	$6,575	$—	$(1,092)	$5,483

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,750	$—	$(1,063)	$5,687
Total available-for-sale investments	$6,750	$—	$(1,063)	$5,687

The amortized cost and fair value of the auction rate securities by contractual maturity at January 25, 2014, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,300	$1,207
Due after 10 years	5,275	4,276
Total	$6,575	$5,483

Convertible Bonds

As of January 25, 2014, the entire balance of available-for-sale convertible bonds consisted of two convertible bonds. The two convertible bonds were issued by CybAero AB (“CybAero”), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. Each bond is in the amount of 10 million Swedish Kronor (“SEK”) and is convertible into 1 million CybAero shares at the conversion price of 10 SEK per share. The maturity date of each of the bonds is November 30, 2017 and each bond bears an annual interest rate of 5%.

The Company can exercise its conversion right at any time through October 31, 2017.  CybAero can prepay the bonds with three months notice to the Company and the Company may exercise its conversion rights during such three-month period. If certain conditions are satisfied after November 30, 2015, CybAero can require the Company to convert the two bonds in their entirety into CybAero shares.

The convertible bonds each contain an embedded conversion feature which is bifurcated from the bond. The changes in the fair value of the embedded conversion feature are recorded in other income (expense) in the statement of income. Unrealized gains and losses associated with the bonds are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.

On May 14, 2013, CybAero effected a reverse stock split whereby every ten shares of CybAero were converted into one share. All amounts discussed as of January 25, 2014 reflect this reverse stock split.

On February 12, 2014, CybAero adjusted the conversion price of each convertible bond, pursuant to anti-dilution provisions in the convertible bonds agreement, from 10 SEK to 9.41 SEK and increased the number of shares per bond from 1,000,000 to 1,062,699.  The adjusted conversion price and increased share count was effective February 12, 2014 and the impact of the change on fair value of the convertible bonds will be reflected in the fourth quarter and year ending April 30, 2014.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

On February 28, 2014, the Company exercised its conversion right and notified CybAero that it will convert one convertible bond into CybAero common shares.  The convertible bond is in the amount of 10 million SEK and is being converted into 1,062,699 common shares of CybAero at the conversion price of 9.41 SEK. CybAero has 30 days to register and deliver the common shares to the Company.  The conversion will be reflected in the fourth quarter and year ending April 30, 2014.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of January 25, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bonds	$3,037	$5,174	$—	$8,211
Total available-for-sale investments	$3,037	$5,174	$—	$8,211

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of April 30, 2013, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bonds	$3,037	$6,173	$(139)	$9,071
Total available-for-sale investments	$3,037	$6,173	$(139)	$9,071

The amortized cost and fair value of the convertible bonds by contractual maturity at January 25, 2014, were as follows (in thousands):

	Cost	Fair Value
Due within five years	$3,037	$8,211
Total	$3,037	$8,211

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 25, 2014, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$5,483	$5,483
Convertible bonds	—	5,140	3,071	8,211
Total	$—	$5,140	$8,554	$13,694

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Due to the auction failures of the Company’s auction rate securities that began in the fourth quarter of fiscal 2008, there are still no quoted prices in active markets for identical assets as of January 25, 2014.  Therefore, the Company has classified its auction rate securities as Level 3 financial assets.  The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at April 30, 2013	$8,585
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	144
Purchases, issuances and settlements, net	(175)
Balance at January 25, 2014	$8,554
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 25, 2014	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of January 25, 2014, the inputs used in the Company’s discounted cash flow analysis included current coupon rates ranging from 0.1% to 0.3%, estimated redemption periods of 6 to 21 years and discount rates of 7.4% to 19.6%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

The bond components of the convertible bonds are considered level 3 assets and are valued using a discounted cash flow model. The analysis considers, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the maturity of the bonds. As of January 25, 2014, the inputs used in the Company’s discounted cash flow analysis included a coupon rate of 5.0%, estimated redemption period of approximately four years and a discount rate of 5.4%.

The embedded conversion features of the convertible bonds are considered level 2 assets and are valued using a binomial option pricing model, which uses inputs such as CybAero’s stock price, conversion price, volatility and risk-free interest rate.

4. Inventories, net

Inventories consist of the following (in thousands):

	January 25, 2014	April 30, 2013
Raw materials	$15,023	$12,845
Work in process	7,961	16,745
Finished goods	37,292	36,842
Inventories, gross	60,276	66,432
Reserve for inventory obsolescence	(4,835)	(3,871)
Inventories, net	$55,441	$62,561

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 25, 2014 and January 26, 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013

Beginning balance	$1,640	$1,259	$1,514	$2,872
Warranty expense	534	500	1,352	1,708
Warranty claims settled	(317)	(390)	(1,009)	(3,211)
Ending balance	$1,857	$1,369	$1,857	$1,369

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-sale securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2013	$(705)	$(705)
Unrealized income	144	144
Income taxes	(57)	(57)
Balance as of January 25, 2014	$(618)	$(618)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $5.0 million and $21.9 million for the three and nine months ended January 25, 2014, respectively. Revenue from customer-funded R&D was approximately $11.1 million and $28.1 million for the three and nine months ended January 26, 2013, respectively.

8. Income Taxes

For the three and nine months ended January 25, 2014, the Company recorded a provision (benefit) for income taxes of $2.3 million and $(0.6) million, respectively, yielding an effective tax rate of 17.0% and (12.3)%, respectively.  For the three and nine months ended January 26, 2013, the Company recorded a benefit for income taxes of $4.7 million and $0.9 million, respectively, yielding an effective tax rate of 553.6% and (8.9)%, respectively. The variance from statutory tax rates for the three and nine months ended January 25, 2014 and January 26, 2013 was primarily due to federal research and development tax credits.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2014	2013	2014	2013
Revenue:
UAS	$57,491	$37,665	$148,781	$151,904
EES	11,730	9,422	29,424	34,138
Total	69,221	47,087	178,205	186,042
Cost of sales:
UAS	33,565	20,585	93,444	88,620
EES	8,604	6,829	21,286	22,608
Total	42,169	27,414	114,730	111,228
Gross margin:
UAS	23,926	17,080	55,337	63,284
EES	3,126	2,593	8,138	11,530
Total	27,052	19,673	63,475	74,814
Selling, general and administrative	13,168	10,433	38,711	37,230
Research and development	5,241	10,306	19,292	27,828
Income (loss) from operations	8,643	(1,066)	5,472	9,756
Other income (expense):
Interest income	197	164	597	498
Other income (expense)	4,675	49	(1,026)	49
Income (loss) before income taxes	$13,515	$(853)	$5,043	$10,303

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 25, 2014 Compared to Three Months Ended January 26, 2013

	Three Months Ended
	January 25,	January 26,
	2014	2013
Revenue:
UAS	$57,491	$37,665
EES	11,730	9,422
Total	69,221	47,087
Cost of sales:
UAS	33,565	20,585
EES	8,604	6,829
Total	42,169	27,414
Gross margin:
UAS	23,926	17,080
EES	3,126	2,593
Total	27,052	19,673
Selling, general and administrative	13,168	10,433
Research and development	5,241	10,306
Income (loss) from operations	8,643	(1,066)
Other income:
Interest income	197	164
Other income	4,675	49
Income (loss) before income taxes	$13,515	$(853)

Revenue. Revenue for the three months ended January 25, 2014 was $69.2 million, compared to $47.1 million for the three months ended January 26, 2013, representing an increase of $22.1 million, or 47%.  UAS revenue increased by $19.8 million, or 53%, to $57.5 million for the three months ended January 25, 2014, primarily due to higher product deliveries of $31.0 million, offset by lower customer-funded R&D revenue of $5.9 million and lower service revenue of $5.2 million. The increase in product deliveries was primarily due to higher deliveries of Raven and Puma systems and spares.  The decrease in customer-funded R&D revenue was primarily due to the transition of Switchblade from a developmental program into low-rate production and no revenue associated with the Global Observer cost reimbursements.  The decrease in service revenue was primarily due to reduced logistic services for small UAS.  EES revenue increased by $2.3 million, or 24%, to $11.7 million for the three months ended January 25, 2014.  The increase in EES revenue was primarily due to higher deliveries of passenger electric vehicle charging systems and industrial fast charge systems, offset by lower deliveries of electric vehicle test systems.

Cost of Sales. Cost of sales for the three months ended January 25, 2014 was $42.2 million, compared to $27.4 million for the three months ended January 26, 2013, representing an increase of $14.8 million, or 54%. As a percentage of revenue, cost of sales increased from 58% to 61%. UAS cost of sales increased $13.0 million for the three months ended January 25, 2014 due to higher sales volume.

As a percentage of revenue, cost of sales for UAS increased from 55% to 58% due to lower absorption of manufacturing and engineering overhead support costs.  EES cost of sales increased $1.8 million, or 26%, to $8.6 million for the three months ended January 25, 2014 due to higher sales volume.  As a percentage of revenue, cost of sales for EES increased from 72% to 73%.

Gross Margin. Gross margin for the three months ended January 25, 2014 was $27.1 million, compared to $19.7 million for the three months ended January 26, 2013, representing an increase of $7.4 million, or 38%. UAS gross margin increased $6.8 million, or 40%, to $23.9 million for the three months ended January 25, 2014, primarily due to higher sales volume.  As a percentage of revenue, gross margin for UAS decreased from 45% to 42%, due to lower absorption of manufacturing and engineering overhead support costs.  In addition, the three months ended January 26, 2013 included reimbursement costs for the Global Observer Joint Capability Technology Demonstration contract.  EES gross margin increased $0.5 million, or 21%, to $3.1 million for the three months ended January 25, 2014, primarily due to higher sales volume.  As a percentage of revenue, EES gross margin decreased from 28% to 27%.

Selling, General and Administrative.  SG&A expense for the three months ended January 25, 2014 was $13.2 million, or 19% of revenue, compared to SG&A expense of $10.4 million, or 22% of revenue, for the three months ended January 26, 2013. SG&A expense for the three months ended January 26, 2013 included a reduction of accrued incentive compensation as a result of not achieving anticipated financial performance.

Research and Development. R&D expense for the three months ended January 25, 2014 was $5.2 million, or 8% of revenue, compared to R&D expense of $10.3 million, or 22% of revenue, for the three months ended January 26, 2013.  The decrease was primarily due to lower spending on R&D initiatives.

Interest Income. Interest income was $0.2 million for both the three months ended January 25, 2014 and January 26, 2013.

Other Income.  Other income for the three months ended January 25, 2014 was $4.7 million, compared to $0 for the three months ended January 26, 2013. The increase was primarily due to a $4.7 million increase in fair value of the embedded conversion feature of our convertible bonds investment.

Income Tax Expense. Our effective tax rate was 17.0% for the three months ended January 25, 2014, compared to a tax benefit rate of 553.6% for the three months ended January 26, 2013.  The increase in tax expense was primarily due to higher income before income taxes for the three months ended January 25, 2014 compared to a loss before income taxes for the three months ended January 26, 2013.

Nine Months Ended January 25, 2014 Compared to Nine Months Ended January 26, 2013

	Nine Months Ended
	January 25,	January 26,
	2014	2013
Revenue:
UAS	$148,781	$151,904
EES	29,424	34,138
Total	178,205	186,042
Cost of sales:
UAS	93,444	88,620
EES	21,286	22,608
Total	114,730	111,228
Gross margin:
UAS	55,337	63,284
EES	8,138	11,530
Total	63,475	74,814
Selling, general and administrative	38,711	37,230
Research and development	19,292	27,828
Income from operations	5,472	9,756
Other income (expense):
Interest income	597	498
Other (expense) income	(1,026)	49
Income before income taxes	$5,043	$10,303

Revenue. Revenue for the nine months ended January 25, 2014 was $178.2 million, compared to $186.0 million for the nine months ended January 26, 2013, representing a decrease of $7.8 million, or 4%.  UAS revenue decreased by $3.1 million, or 2%, to $148.8 million for the nine months ended January 25, 2014, primarily due to lower service revenue of $31.2 million and lower customer-funded R&D revenue of $6.5 million, offset by higher product deliveries of $34.6 million. The decrease in service revenue was primarily due to reduced logistic services for our small UAS systems.  The decrease in customer-funded R&D revenue was primarily due to the transition of Switchblade from a developmental program into low-rate production.  The increase in product deliveries was primarily due to higher deliveries of our Puma AE spares.  EES revenue decreased by $4.7 million, or 14%, to $29.4 million for the nine months ended January 25, 2014.  The decrease in EES revenue was primarily due to lower deliveries of electric vehicle test systems and industrial fast charge systems, offset by higher deliveries of passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the nine months ended January 25, 2014 was $114.7 million, compared to $111.2 million for the nine months ended January 26, 2013, representing an increase of $3.5 million, or 3%. As a percentage of revenue, cost of sales increased from 60% to 64%. UAS cost of sales increased $4.8 million, or 5%, to $93.4 million for the nine months ended January 25, 2014.  As a percentage of revenue, cost of sales for UAS increased from 58% to 63% due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES cost of sales decreased $1.3 million, or 6%, to $21.3 million for the nine months ended January 25, 2014, primarily due to lower sales volume.  As a percentage of revenue, cost of sales for EES increased from 66% to 72%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.

Gross Margin. Gross margin for the nine months ended January 25, 2014 was $63.5 million, compared to $74.8 million for the nine months ended January 26, 2013, representing a decrease of $11.3 million, or 15%. UAS gross margin decreased $7.9 million, or 13%, to $55.3 million for the nine months ended January 25, 2014, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  As a percentage of revenue, gross margin for UAS decreased from 42% to 37%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.  EES gross margin decreased $3.4 million, or 29%, to $8.1 million for the nine months ended January 25, 2014, primarily due to lower sales volume.  As a percentage of revenue, EES gross margin decreased from 34% to 28%, primarily due to lower absorption of manufacturing and engineering overhead support costs, which included severance costs associated with our organizational realignment.

Selling, General and Administrative.  SG&A expense for the nine months ended January 25, 2014 was $38.7 million, or 22% of revenue, compared to SG&A expense of $37.2 million, or 20% of revenue, for the nine months ended January 26, 2013.

Research and Development. R&D expense for the nine months ended January 25, 2014 was $19.3 million, or 11% of revenue, compared to R&D expense of $27.8 million, or 15% of revenue, for the nine months ended January 26, 2013.  The decrease was primarily due to lower spending on R&D initiatives.

Interest Income. Interest income was $0.6 million for the nine months ended January 25, 2014, compared to interest income of $0.5 million for the nine months ended January 26, 2013.

Other Expense.  Other expense for the nine months ended January 25, 2014 was $1.0 million, compared to $0 for the nine months ended January 26, 2013. The increase was primarily due to a $1.0 million reduction in fair value of the embedded conversion feature of the convertible bonds investment.

Income Tax Benefit. Our tax benefit rate was 12.3% for the nine months ended January 25, 2014, compared to our tax benefit rate of 8.9% for the nine months ended January 26, 2013.

Backlog. We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 25, 2014 and April 30, 2013, our funded backlog was approximately $95.5 million and $59.4 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $23.6 million and $76.6 million as of January 25, 2014 and April 30, 2013, respectively.  We define unfunded backlog as the total remaining potential order amounts under sole-source cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery indefinite quantity, or IDIQ, contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 25, 2014 and January 26, 2013 (in thousands):

	Nine Months Ended
	January 25, 2014	January 26, 2013
	(Unaudited)
Net cash provided by operating activities	$3,472	$5,065
Net cash provided by (used in) investing activities	$13,062	$(5,475)
Net cash provided by financing activities	$883	$165

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 25, 2014 decreased by $1.6 million to $3.5 million, compared to net cash provided by operating activities of $5.1 million for the nine months ended January 26, 2013. This decrease in net cash provided by operating activities was primarily due to lower net income of $5.6 million, lower depreciation and amortization of $1.5 million, and lower tax benefits from stock option exercises of $1.2 million, partially offset by lower working capital needs of $5.6 million and a $1.0 million reduction in fair value of the embedded conversion feature of our convertible bonds investment.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $18.5 million to $13.1 million for the nine months ended January 25, 2014, compared to net cash used in investing activities of $5.5 million for the nine months ended January 26, 2013. The increase in net cash provided by investing activities was primarily due to higher net redemptions of investments of $15.6 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $0.9 million for the nine months ended January 25, 2014, compared to net cash provided by financing activities of $0.2 million for the nine months ended January 26, 2013.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 25, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.2	First Amendment to Lease Agreement (994 Flower Glen Street ,Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.3	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 4, 2014		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)