Form 10-K
period 2014-04-30
AeroVironment Inc
filed 2014-07-09
CIK 1368622

Use these links to rapidly review the document

TABLE OF CONTENTS2

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2014
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 26, 2013 was approximately $526.1 million.

         As of June 20, 2014, the issuer had 23,176,576 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2014, are incorporated by reference into Part III of this Form 10-K.

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

  •
  changes in the supply, demand and/or prices for our products and services;

  •
  increased competition, including from firms that have substantially greater resources than we have;

  •
  changes in the regulatory environment; and

  •
  general economic and business conditions in the United States and elsewhere in the world.

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

        The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers in each segment of our business to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation, conversion, and storage systems, high-density energy packaging, miniaturization, digital data links, aircraft payloads, controls integration, systems integration and engineering optimization coupled with professional field service capabilities.

        Our UAS business segment focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

  Our Strategy

        As a technology solutions provider, our strategy is to develop innovative, safe and reliable new solutions that enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of entering existing markets and competing against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

        We intend to grow our business by maintaining market leadership in UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems, and by creating new solutions that enable us to enter and lead new markets. Key components of this strategy include the following:

                Expand the sale of our existing solutions to current and new customers.    Our small UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems enjoy leading positions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations, other government agencies and non-government organizations, including commercial entities. We believe that the broad adoption of our small UAS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications will help to create opportunities beyond the military market we currently serve. We similarly intend to increase the penetration of our electric vehicle charging systems and services, and our power cycling and test systems, into existing and new customer segments globally.

                Deliver innovative new solutions.    Customer-focused innovation is the primary driver of our growth. We plan to increase internal and customer-funded research and development to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets, and enable us to create new opportunities for growth. We view strategic partners as a means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities.

                Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel.    Our company culture encourages innovation and an entrepreneurial spirit, which helps to attract and retain highly-skilled professionals. We intend to preserve this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. A core component of our culture is the demonstration of trust and integrity in all of our interactions, contributing to a positive work environment and engendering loyalty among our employees and customers.

                Preserve our agility and flexibility.    We respond rapidly to evolving markets, solve complicated customer problems, and deliver new products, services and capabilities quickly, efficiently and affordably. We believe our agility and flexibility help us to strengthen our relationships with customers and partners. We intend to maintain our agility and flexibility, which we believe to be important sources of differentiation when we compete against organizations with more extensive resources.

                Effectively manage our growth portfolio.    Our production and development programs and services provide us with investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of all other investment opportunities to determine its relative priority. This process informs decisions we make regarding potential growth capital requirements and ensures that we allocate resources based on relative risks and returns to maximize long-term return on investment, which is a key element of our growth strategy.

  Customers

        We sell the majority of our UAS and tactical missile systems and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command and Air Force. Our EES business segment generates revenue from commercial, consumer and, to a lesser extent, government customers.

        During our fiscal year ended April 30, 2014, approximately 45% of our revenue was from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 30% of our sales revenue, while purchases by foreign, commercial customers and consumers accounted for the remaining 25% of sales revenue during our fiscal year ended April 30, 2014.

  Technology, Research and Development

    Technological Competence and Intellectual Property

        The innovations developed by our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world's highest flying airplane in level flight, Helios™, a solar-powered unmanned aircraft system that reached over 96,000 feet in 2001; and, more recently, Global Observer, the world's first liquid hydrogen-fuelled unmanned aircraft system, the Nano Hummingbird™, the world's first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight, and TurboCord™, the smallest, most portable UL-listed 240-volt EV charger. The Smithsonian Institution has selected seven vehicles developed by our company or our founder for its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop innovative new solutions.

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

        A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets is an important element of this process. Throughout the process we revalidate our customer requirement assumptions to help ensure that our products and services deliver high value.

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2014, we had 113 U.S. patents issued; 121 U.S. patent applications pending; 37 active Patent Cooperation Treaty applications; and numerous foreign patents and applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

        The U.S. government has licenses to some of our intellectual property that is specifically developed in performance of government contracts, and may use or authorize others to use this intellectual property. In some cases we fund the development of certain intellectual property to maximize its value and limit its use by potential competitors. While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to any particular piece of our intellectual property would have a material adverse effect on our overall business.

    Research, Development and Commercialization Projects

        A core component of our business strategy is the development and commercialization of innovative solutions that we believe can become new products or services that enable us to enter large new markets or accelerate the growth of our current products and services. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

        For the fiscal years ended April 30, 2014, 2013 and 2012, our internal research and development spending amounted to 10%, 15% and 10%, respectively, of our revenue, and customer-funded research and development spending amounted to an additional 11%, 16% and 9%, respectively, of our revenue. We expect to increase our investment in internal research and development in the fiscal year ending April 30, 2015 and future years.

  Sales and Marketing

        Our marketing strategy is based on developing leadership positions in new markets through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve successful adoption of our solutions. Once we establish a market position we work to maintain our leadership position while growing our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have U.S. registered trademarks for AeroVironment, EV Solutions, PosiCharge, PosiNet, Global Observer, Raven, Wasp, Qube and Switchblade, and have submitted several other applications for trademark registration, including for the mark TurboCord.

  International Sales

        We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales accounted for approximately 14%, 15% and 5%, of our revenue for the fiscal years ended April 30, 2014, 2013 and 2012, respectively.

  Competition

        We believe that the principal competitive factors in the markets for our products and services include product performance, safety, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, rapid integration with existing equipment and processes, quality, reliability, customer support, brand and reputation.

  Manufacturing and Operations

        We pursue a lean and efficient production strategy across our business segments, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products. While optimizing our designs for manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We incorporate this input into product designs in an effort to maximize the efficiency and quality of our products. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full-rate production deliveries while achieving high reliability, quality and yields.

        We outsource certain production activities, such as the fabrication of structures, the manufacture of electronic printed circuit board subassemblies, payload components and the medium to high volume production of our EV charging products, to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers' expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See "Risk Factors—If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business" for more information. All of our production system operations incorporate internal and external quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

  Contract Engineering Services

        We actively pursue externally funded projects that help us to strengthen our technological capabilities. Our UAS business segment submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our EES business segment represent a strategic source of innovation for us, and a portion of our business involves providing advanced battery module and pack testing services to automotive and battery manufacturers in support of their electric vehicle development and production programs. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

  Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2014	2013	2012
Fixed-price contracts	85%	75%	76%
Cost-reimbursable contracts	15%	25%	23%
Time-and-materials contracts	0%	0%	1%

  Employees

        As of April 30, 2014, we had 625 full-time employees, of whom 210 were in research and development and engineering, 87 were in sales and marketing, 192 were in operations and 136 were general and administrative personnel. We believe that we have a good relationship with our employees.

  Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2014 and 2013, our funded backlog was approximately $65.9 million and $59.4 million, respectively. We expect that approximately 95% of our funded backlog will be filled during our fiscal year ending April 30, 2015.

        In addition to our funded backlog, we had unfunded backlog of $22.9 million and $76.6 million as of April 30, 2014 and 2013, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive all task orders issued against the contract.

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

  Unmanned Aircraft Systems

        Our UAS business segment addresses the increasing economic and security value of network-centric intelligence, surveillance and reconnaissance, or ISR, and communications, with innovative UAS and tactical missile system solutions.

    Industry Background

      Small UAS

        The market for small UAS has grown significantly over the last decade, initially due to the U.S. military's post-Cold War transformation, then more directly from the demands associated with the global threat environment, and now as an accepted and enduring capability. Following the end of the Cold War, the U.S. military began its transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies. This transformation accelerated following the terrorist attacks of September 11, 2001, as the U.S. military required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Sky Warrior, Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE, Puma and Shrike, serve as integral components of today's military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Small UAS can provide real-time observation and communication capabilities to the small units who control them. As we explore opportunities to develop new markets for our small UAS, such as precision agriculture, border surveillance, public safety and infrastructure monitoring, we expect further growth through the introduction of UAS technology to non-military applications. A critical factor impacting the adoption is establishing rules for the safe and effective operation and integration of UAS in each country's national airspace system.

      High Altitude Long Endurance UAS

        We believe a market opportunity exists for UAS that can fly for multiple days to perform continuous remote sensing and communications relay missions in an affordable manner. The emergence of distributed military threats in geographic areas with limited communications infrastructure has prompted U.S. military forces to deploy solutions to manage the increasing volume of data generated by their operations in those areas. Existing solutions such as communications satellites and manned and unmanned aircraft address some of this emerging demand for bandwidth, but do so at relatively high financial and resource costs. Given the nature of asymmetrical warfare, with embedded military adversaries operating in population centers, rural areas and remote locations, the ability to observe areas of interest on a continuous basis with high resolution sensors remains a critical and largely unmet need. Geosynchronous satellites provide fixed, continuous communications relay capabilities to much of the globe, but they operate nearly 25,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest without gaps in availability while carrying a communications relay or observation payload could help to satisfy this need.

      Tactical Missile Systems

        The development of weapons capable of rapid deployment and precision strike while minimizing the risk to surrounding civilians, property and operators accelerated in recent years due to advances in enabling technologies. Weapons such as laser-guided missiles, "smart" bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a target, their ability to deploy and use a precision weapon system quickly and easily can mean the difference between mission success and failure. We believe that embedding a lethal payload into a remotely piloted, man-portable delivery system provides warfighters with a valuable and more cost-effective alternative to existing airborne and land-based missile systems.

    Our UAS Solutions

        We supply our UAS products and services to multiple customers in and outside the United States. We had delivered approximately 89% of the U.S. Army's acquisition objective for new Raven small UAS, which totals 2,358 systems, as of April 30, 2014. For the fiscal years ended April 30, 2014, 2013 and 2012, our UAS segment products and services accounted for 83%, 81% and 84%, respectively, of our revenue.

      Small UAS Products

        Our small UAS, including Raven, Wasp AE, Puma and Shrike, are designed to provide valuable ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical or infrared sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive, user interface. All of our small UAS currently in production for military customers operate from our common ground control system.

        All of our small UAS are designed to be man-portable, assembled without tools in less than five minutes and launched and operated by one or two people, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by replaceable modular battery packs that can be replaced quickly, enabling rapid return to flight. All of our small UAS, other than Switchblade, which we consider a tactical missile system, are designed to be reusable and can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

        In military applications, our small UAS enable tactical commanders to observe around the next corner, to the next intersection or past a ridgeline in real-time. This information facilitates faster, safer movement through urban, rural and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet above ground level, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets directly to warfighters.

        Our small UAS offering also includes spare equipment, alternative payload modules, batteries, chargers, repair services and customer support. We provide training by our highly-skilled instructors, who typically have extensive military experience, and continuous refurbishment and repair services for our products. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

        Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand-held ground control system and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Puma	9.2	13.5	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	9.0	210
Raven	4.5	4.5	Vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6.0	90
Wasp AE	3.3	2.8	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3.0	50
Shrike	3.0	5.5	Vertical takeoff and landing	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	5.0	40

(1)
Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our Digital Data Link, or DDL relay can enable operational modes that can extend range significantly.

        The ground control system serves as the primary interface between the operator and the aircraft, and allows the operator to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real-time, streaming video and metadata. Our common ground control system interfaces with each of our air vehicles, except Qube, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers' hands.

        The Qube is an unmanned aircraft system tailored to the needs of first response professionals such as law enforcement, search and rescue and fire department personnel. Based on the Shrike platform, the Qube incorporates an advanced touch screen interface to control the system and view the information produced by the air vehicle's onboard sensors. Portable and easy to assemble, operate and stow, the Qube is designed to provide rapid airborne information within one kilometer of its launch point in situations where time is short and risk is high.

        Our line of miniature gimbaled sensor payloads provides small UAS operators with enhanced observation and target tracking functionality. Our DDL is now integrated into Puma, Raven and Wasp AE, Shrike and Qube systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can operate in a given area. Additionally, our DDL enables each air vehicle to operate as an Internet-Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability enables beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

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

      UAS Mission Services

        Customers who require the information generated by our small UAS but who may not wish to purchase, operate and support the equipment themselves can contract with us for turnkey mission services. We deploy qualified operators to locations around the world to provide UAS-generated video, still images and geographic location information to support numerous types of missions.

      UAS Contract Engineering Services

        We provide contract engineering services in support of customer-funded research and development projects, delivering new value-added technology solutions to our customers. These types of projects typically involve developing new system solutions and technology or new capabilities for existing solutions that we introduce as retrofits or upgrades. We recognize customer-funded research and development projects as revenue.

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

  •
  autonomous control systems;

  •
  payload design, development, miniaturization and integration;

  •
  electric and hydrogen propulsion systems and high-pressure-ratio turbochargers;

  •
  high altitude long endurance flight operations;

  •
  fluid dynamics;

  •
  miniature, low power wireless digital communications; and

  •
  system integration and optimization.

Three of our UAS development initiatives are described below:

            Global Observer.    Global Observer is our high-altitude, long-endurance unmanned aircraft system under development to address the need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. Each Global Observer aircraft is designed to operate at up to 65,000 feet for up to a week before landing. A complete system would include at least two aircraft, one flying over a designated area and the other in preparation for takeoff or in transit to or from the designated area, which would alternate positions approximately every week to maintain an uninterrupted presence. Global Observer is the continuation of years of research with both our own and U.S. government development funding. The system has been developed and tested under a three-and-one-half-year joint capabilities technology demonstration program, or JCTD, sponsored by several agencies of the U.S. government. We expect the efficiency and endurance of this unmanned aircraft system, three to four times the longest flight time of existing payload-capable fixed-wing aerial options, to provide for dramatically lower operating and total life cycle costs for missions where long distance persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a 12-mile-high, redeployable satellite, providing a potential footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

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

            Tier II Unmanned Aircraft System.    We have developed a prototype tier II unmanned helicopter that is capable of long duration, high altitude and heavier payload flights. Our supplier provided the base aircraft that we modified significantly. We believe our prototype tier II offering enhances our value proposition to customers through more capable mission services and hardware sales. Our tier II unmanned helicopter is the only such aircraft that can be operated from our portable and interoperable common ground control system, increasing the portability, flexibility and ease of use..

            Miniature DDL module.    Our digital data link (DDL) is incorporated into each product within our family of small UAS and has been integrated into other unmanned aircraft systems for testing and demonstration purposes. We developed an even smaller and lighter DDL module to enable a broad range of devices and users to benefit from its flexible, low cost and rapidly deployable nature. With this pocket digital radio, users of devices such as smart phones can participate in secure DDL-enabled data networks on an ad hoc basis. We believe that this innovation will expand our presence into the tactical communication market.

          UAS Sales and Marketing

        We organize our U.S. UAS business development team members by market and customer and locate team members in close proximity to the customers they support, where possible. Our program managers are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

          UAS Manufacturing and Operations

        We have the manufacturing infrastructure to produce UAS products at high rates, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low-rate production of our high altitude long endurance UAS, Global Observer. Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and lever our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems, and process control methodologies for a high volume, efficient production system. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. This ISO 9001:2008 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2008 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments. Our 105,000 square foot facility housing the Global Observer program is equipped with specialized testing and production capabilities to enable low rate production of this unique system.

          UAS Competition

        The market for military small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that will continue to compete directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator and its derivatives, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand launched and controlled, although we cannot be certain that these platforms will not become direct competitors in the future.

        The market for high altitude long endurance UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Qinetiq Group PLC, Aurora Flight Sciences Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation. Some internet technology companies have acquired small firms that focus on this type of capability and represent potential future competitors. Companies pursuing airships as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation.

        The suppliers of UAS mission services include some of the companies competing in the small UAS market as well as companies focused on delivering services as opposed to developing and producing their own UAS. UAS manufacturers such as The Boeing Company's Insitu Business and Textron Inc.'s AAI Corporation currently provide UAS mission services to military customers. Other companies such as ISR Group Inc. and VT Group plc focus on providing services including those employing UAS.

        The market for Tactical Missile Systems is in an early stage of development, but is evolving rapidly. Potential competitors in this market include Textron Inc. and Lockheed Martin Corporation.

        The market for tier II unmanned helicopters includes Schiebel Corporation's CamCopter S-100, Indra Sistemas, S.A.'s Pelicano, Saab AB's Skeldar V-200 and Yamaha Corporation's RMAX.

        The market for non-military small UAS is in an early stage of development. The primary factors hindering the development of this market in the United States include Federal Aviation Administration, or FAA, regulations that severely restrict the use of small UAS in the national airspace system and Federal Communications Commission regulations regarding the availability of electromagnetic frequency spectrum for the operation of these systems. Initial likely non-military users of small UAS include public safety organizations such as law enforcement agencies, search and rescue teams and fire departments. In addition to companies competing in the military small UAS market, the emerging non-military market is attracting numerous additional competitors given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start-up companies and individuals providing extremely low cost solutions.

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

        Certain of these regulations impose substantial penalties for violations, including suspension or debarment from government contracting or subcontracting for a period of time. We monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

        In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide.

        For example, we are subject to further U.S. government regulation, including by the FAA, which regulates airspace for all air vehicles in the United States, by the National Telecommunications and Information Administration and Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the United States, and under the International Traffic in Arms Regulations, which regulates the export of controlled technical data, defense articles and defense services. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. In 2012, the U.S. Congress mandated that the FAA develop rules that provide for the integration of small UAS into the national airspace system by September 30, 2015. The FAA is in the process of drafting updated regulations specifically for small UAS operations. We have engaged in discussions with the FAA to help ensure that these new regulations allow for the maximum safe utilization of our small UAS. The FAA recently issued the first restricted type certificate for the commercial operation of an unmanned aircraft over American soil to our Puma system. Under a COA, we are operating Puma systems in the Prudhoe Bay area of Alaska to support a major oil and gas customer.

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

        The U.S. military funds its contracts for our full-rate production UAS either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven system deliveries, for example, was provided through operational needs statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding will be allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Funding for these programs is subject to annual approval.

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

        After award of an IDIQ contract the U.S. government may issue task orders for specific services or products it needs. The competitive process to obtain task orders under an award contract is limited to the pre-selected contractors. If an IDIQ contract has a single prime contractor, then the award of task orders is limited to that contractor. If the contract has multiple prime contractors, then the award of the task order is competitively determined among only those prime contractors.

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

          Industry Background

            Electric Vehicle Charging Systems

        Plug-in electric (PEV) and advanced hybrid electric vehicles (HEV) require on-board battery packs to provide the electricity that powers their operation. These battery packs vary in chemistry, size, weight, shape, and energy storage capacity. As drivers operate electric vehicles, their battery packs discharge electricity similar to the way an internal combustion vehicle's gasoline tank supplies fuel to the engine as it is driven. Upon discharging the battery pack, the driver of an electric vehicle must either replace it with a fully charged pack, if it is removable, or recharge the pack while it remains in the vehicle. Because of the differences in battery sizes and composition, as well as the manner in which each vehicle is operated and the type of electric service available, a variety of charging systems exist to support these vehicles. These charging systems range from relatively slow charging devices that require many hours to completely recharge a battery pack to very fast chargers that can do so in minutes.

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

        Most EVs recharge using external systems installed at home, work and at public places such as shopping centers, supermarkets, highway rest stops, and locations similar to gasoline refueling stations. With a growing number of new consumer electric vehicle models now deployed, and additional models scheduled to follow, there exists demand for charging infrastructure to enable their safe, reliable and practical recharging.

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

Level	Infrastructure Requirement	Recharge Time
Level 1	Power cord with safety features that plugs into a dedicated 120-volt AC outlet	Capable of slow recharge that could require up to 24 hours or more for certain battery packs
Level 2, known as Electric Vehicle Supply Equipment	A hard-wired or portable device that requires professional installation of a dedicated 240-volt AC circuit	Capable of fully recharging most battery packs in two to six hours
Level 3, DC or fast/quick charge	Typically requires installation onto a three-phase, 480-volt AC circuit	Capable of fully recharging battery packs designed to accept such a charge in minutes

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

        Industrial electric vehicles rely on large onboard batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi-shift fleet operations, traditional slow charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave their work areas when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver's work area. The driver, or in some cases a dedicated battery attendant, must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully-charged battery, move it into the vehicle's battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery's components. Over time, this evaporation of fluid and damage to components result in battery degradation and adversely affect the battery's life.

              Power Cycling and Test Systems

        Developers and manufacturers of electric and hybrid electric vehicles typically conduct a variety of tests on the electric propulsion and energy storage systems that convert electricity to motion. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and include long-term testing to simulate the rigors of real-world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Global interest in electric transportation solutions, including electric and hybrid electric vehicles, has increased and served as a driver of increased demand for electric vehicle and component test systems. Customers include commercial, government, military and university research and development labs as well as commercial manufacturing facilities as more funding and attention have been focused on clean transportation.

          Our EES Solutions

            EES Products

        Our EES business segment produces electric transportation and industrial productivity solutions for commercial, consumer and government customers, develops new potential electric transportation solutions and performs contract engineering services. These solutions consist of: electric vehicle charging systems, services and related solutions for plug-in passenger and fleet vehicles, PosiCharge industrial electric vehicle charging systems for electric material handling vehicles and airport ground support equipment, and power cycling and test systems for developers and manufacturers of EVs as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2014, 2013 and 2012, EES sales accounted for 17%, 19% and 16%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base and the increasing adoption of electric vehicles will support increased penetration into target markets.

              Passenger and Fleet Electric Vehicle Charging Systems

        In response to automakers' plans to introduce plug-in EVs (PEVs) and broader trends favoring electric transportation, we have developed solutions to support the adoption and use of PEVs from nearly every major automaker and many startups worldwide. Our initial EV charging technology emerged from our development of the GM Impact, the first modern EV. Over two decades we improved the technology, deployed it to industrial markets, and adapted it for the current generation of EVs. We believe that most EV drivers will charge their vehicles overnight at their homes. Those without a charging location at home or who make trips beyond the range of their vehicle's battery pack will require public charging infrastructure. Our strategy is to offer a full solution of charging infrastructure, including portable level II charging cords, overnight home chargers, public chargers, public fast chargers, installation services, data collection systems and communications through multiple wired and wireless data communications options. We offer an integrated solution designed to enable the broad adoption and the practical use of PEVs and HEVs.

        A component of our strategy is to develop relationships across multiple channels that lever our strengths and provide complementary pathways to market. We have announced several such agreements to date with leading auto manufacturers, electric utilities and state and municipal governments.

        We believe these relationships represent a valuable position from which to expand our charging infrastructure footprint in the United States and globally. We continue to work with automakers, utilities and government agencies at multiple levels as well as with private industry to explore business models and to promote our solutions.

        In addition to the thousands of the "Level 2" charging systems we have deployed in North America, we have also deployed PEV fast charging systems, which we view as a powerful tool that can help enable the broader adoption of PEVs in two main categories:

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

              Passenger and Fleet Electric Vehicle Charging Services

        We have established broad geographic coverage in North America to provide installation and repair services for our growing footprint of passenger and fleet electric vehicle charging systems. We identify, qualify, select, train, certify and monitor the performance of these contractors and equip them with proprietary tools, expertise and web-based information systems to facilitate the successful installation and support of our charging systems as this market opportunity grows. Our 24-hour customer service center provides support to answer customer inquiries and promote a high level of customer satisfaction.

        In addition to supplying and installing passenger and fleet EV charging systems that do not incorporate communications capabilities, we also supply and install charging systems that possess the ability to connect wirelessly with a web-accessible, centralized database for two-way communication and asset management. This capability enables us to provide an integrated, networked solution to support subscriber and utility business models. Our charging systems incorporate meters that provide electricity consumption information for analysis and revenue generation and permit remote management to enable time-of-use operation.

        The appearance of our products and services can readily be customized to support our partners' marketing programs. This capability is designed to enable automakers, utilities, government agencies and other businesses to deliver a branded solution to their customers that will enhance their customer relationships.

              PosiCharge Industrial Electric Vehicle Charging System

        Developed from our work on electric and hybrid electric vehicles and advanced battery systems in the 1990s, PosiCharge industrial electric vehicle charging systems quickly and safely recharge industrial vehicle batteries while the batteries remain in the vehicle during regularly scheduled breaks and other times when the vehicle is not in use. By eliminating battery changing, PosiCharge systems improve supply chain productivity by returning time to the vehicle operator to complete more work. Furthermore, because of their advanced efficient energy capabilities, PosiCharge systems can reduce the amount of electricity required to support electric industrial vehicles by several hundred dollars per year per vehicle, as compared to less efficient conventional battery chargers. Many customers who implement our charging systems in their facilities are able to re-purpose the battery changing room floor space for more productive activities and create a safer working environment, as drivers or battery attendants no longer need to exchange large lead-acid batteries continually.

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

          EES Sales and Marketing

            Passenger and Fleet Electric Vehicle Charging Systems

        As the market for PEVs evolves, we are pursuing numerous potential sales channels for our products and services. We continue to seek to partner with auto manufacturers, utilities, government agencies and private enterprises, both domestically and abroad, to position ourselves for the potential demand for charging solutions associated with electric and hybrid electric vehicle adoption. We also sell our charging products directly to consumers. We have a broad network of licensed electrical contractors whom we train and certify to install and service home and public charging systems. To enable this installation and service network we have developed an e-commerce platform to integrate customers' orders, inventory management, dispatching and provisioning, billing and product and service traceability. This platform, along with our broad network, is designed to support our growth as we pursue numerous electric vehicle charging opportunities.

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

          EES Competition

        Competitors in the emerging market for passenger and fleet electric and hybrid electric vehicle charging systems include focused charging system suppliers such as ChargePoint, Inc. and ClipperCreek, Inc. and large industrial electrical device suppliers such as Bosch Automotive Service Solutions LLC, Delta Electronics, Inc., Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG.

        The primary direct competitors to PosiCharge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, Minit-Charger and PowerDesigners, LLC. Some of the major industrial motive battery suppliers have aligned themselves with fast charge suppliers. In addition, our PosiCharge systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge systems reduce or eliminate the need for extra batteries.

        Direct competitors for our power cycling and test systems include Bitrode Corporation and Digatron Power Electronics.

        We believe that the principal competitive factors in the markets for our products and services include product performance, safety, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment, quality, reliability, customer support, brand and reputation.

        For additional financial information with respect to our UAS and EES segments, please see Note 17 to our consolidated financial statements, which are included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Item 1A.    Risk Factors.

General Business Risks

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 75% of our revenue for the fiscal year ended April 30, 2014. The DoD, our principal U.S. government customer, accounted for approximately 53% of our revenue for the fiscal year ended April 30, 2014. We believe that the success and growth of our business for the foreseeable future will continue to depend on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

        Over the last decade, operational activity in Afghanistan and Iraq led to adoption and an increase in demand for our small UAS. More recently, the U.S. military has reduced its presence and operational activity in Afghanistan and Iraq. We cannot predict whether the reduction in overseas operational levels will continue, how future procurement priorities related to defense transformation will be impacted or how changes in the threat environment will impact opportunities for our small UAS business in terms of existing, additional or replacement programs. If defense transformation or overseas operations cease or slow down, then our business, financial condition and results of operations could be impacted.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

        Our UAS, EV charging systems and other energy technologies are sold in new and rapidly evolving markets. The commercial UAS market and EV markets are in early stages of customer adoption. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

  •
  generate sufficient revenue to maintain profitability;

  •
  acquire and maintain market share;

  •
  achieve or manage growth in our operations;

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

        The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator and related products, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS.

        The primary direct competitors to our PosiCharge industrial EV charging system business are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and Minit-Charger as well as industrial battery manufacturers that distribute fast charging systems from these suppliers. The primary direct competitors to our power cycling and test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our primary competitors in the emerging market for passenger and fleet EV charging systems include charging system suppliers such as ChargePoint, Inc. and ClipperCreek Inc. As the passenger and fleet electric and hybrid EV charging systems market grows, we expect that certain charging products may begin to be viewed as commodities, and we therefore anticipate increasing competition from various charging system suppliers and large industrial electrical device suppliers such as Bosch Automotive Service Solutions LLC, Delta Electronics, Inc., Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, the ABB Group and Siemens AG. Our EV charging system installation and support services business faces competition from local licensed electricians as well as larger electrical service providers.

        Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors in our services businesses may be able to offer more cost competitive services, due to their lower overhead costs, and take advantage of small business incentive and set-aside programs for which we are ineligible. In the event that the market for small UAS or EV charging systems and services expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS, EV charging and power cycling and test systems markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

        For the fiscal year ended April 30, 2014, our UAS and EES businesses accounted for 83% and 17% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for EV charging is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS. Although we are seeking to expand our customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS, EV charging and power cycling and test systems markets in general, and the market for our products in particular, depends on a number of factors, including the following:

  •
  customer satisfaction with these types of systems as solutions;

  •
  the cost, performance and reliability of our products and products offered by our competitors;

  •
  customer perceptions regarding the effectiveness and value of these types of systems;

  •
  the availability and adoption of EVs and HEVs;

  •
  limitations on our ability to market our UAS products and services outside the United States due to U.S. government regulations;

  •
  obtaining timely regulatory approvals, including, with respect to our small UAS business, access to airspace and wireless spectrum; and, with respect to our EV charging business, proper certifications and licenses to offer and perform electrical installation work; and

  •
  marketing efforts and publicity regarding these types of systems.

        Even if UAS, EV charging and power cycling and test systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.

If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business.

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

        We have focused on selling our small UAS to the U.S. military, our industrial EV fast charging and test systems to large industrial EV fleet operators primarily in North America, our power cycling and test systems primarily to research and development facilities in North America, and our EV charging systems to domestic commercial customers, distributors and consumers. We plan, however, to seek to expand our UAS sales into other government and commercial markets, and our industrial EV charging and power cycling and test systems and EV charging systems sales into international markets. Efforts to expand our product offerings beyond the markets that we currently serve may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS to non-military customers in the United States.

        The regulation of small UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA, or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS.

        On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. In response to this direction, the FAA and the DOJ established an agreement on May 14, 2012 that, if implemented in a timely and efficient manner, may allow more use of small UAS by U.S. law enforcement agencies. The FAA is drafting updated regulations specifically for small UAS commercial operations and is expected to release the proposed regulations for public comment in 2015. However, we cannot assure you that these actions will result in the expanded use of our small UAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small UAS beyond our military customers, which could harm our business prospects.

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

        The EV charging industry is especially dynamic. For example, a single fast charge connector communication protocol standard for the U.S. market has not yet been established, although other standards are emerging throughout the world. If we are unable to accurately anticipate fast charge standards that are adopted in our potential markets or develop products that meet such standards quickly enough to meet customer requirements, our EV charging systems could lose market share, our revenue and profits could decline, and we could experience operating losses.

We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $25.5 million, or 10% of our revenue, in our fiscal year ended April 30, 2014 on research and development activities and expect to substantially increase our spending on research and development in the next few years. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

If we are unable to manage the increasing complexity of our business or achieve or manage our expected growth, our business could be adversely affected.

        The complexity of our business has increased significantly over the last several years. We have expanded the number of business areas being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales and added commercial services. This increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may suffer.

        To support our expected growth, we must continue to improve our operational, financial and management information systems. If we are unable to manage our growth while maintaining our quality of service, or if new systems that we implement to assist in managing our growth do not produce the expected benefits, then our business, prospects, financial condition or operating results could be adversely affected.

Our earnings and profit margins may decrease based on the mix of our contracts and programs and other factors related to our contracts.

        In general, we perform our production work under fixed-price contracts and our repair and customer-funded research and development work under cost-plus-fee contracts. Under fixed-price contracts, we perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts involve higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed-price contracts, we expect that our operating margin will suffer. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

        Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract revenues and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total revenues and cost at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; consider whether the intent of entering into multiple contracts was effectively to enter into a single project in order to determine whether such contracts should be combined or segmented; consider incentives or penalties related to performance on contracts in estimating sales and profit rates, and record them when there is sufficient information for us to assess anticipated performance; and use estimates of award fees in estimating sales and profit rates based on actual and anticipated awards. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

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

        Fixed-price contracts (including both government and commercial contracts) represented approximately 85% of our revenue for the fiscal year ended April 30, 2014. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

        Our UAS rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions, and our EV charging and power cycling and test systems often rely upon the application of intellectual property for which there may have been little or no prior commercial application. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

        The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. We anticipate this risk will grow as our UAS begin to be used in U.S. domestic airspace and urban areas. While our PosiCharge industrial EV charging systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Our passenger and fleet electric and hybrid EV charging systems also have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

Our future profitability is dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our EV charging systems. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

        We have limited experience manufacturing our EV charging systems in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets would have a material adverse effect on our business, financial condition, results of operations and prospects. We currently produce EV charging systems in Taiwan, China, Mexico, Italy and the United States. Historically, we have produced PosiCharge industrial EV charging systems and power cycling and test systems only in limited production quantities. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

We face significant risks in overseeing our outsourcing of manufacturing processes as well as in the management of our inventory, and failure to properly oversee our manufacturing processes or to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

        We have contracted for the manufacture of certain EV charging systems with contract manufacturers. We sell these units directly and through distributors, as well as through our own online sales channels. We face significant risks if our contract manufacturers do not perform as expected. If we fail to effectively oversee the manufacturing process, including the work performed by our contract manufacturers, we could suffer from product recalls, poorly performing products and higher than anticipated warranty costs.

        In connection with our manufacturing operations, we maintain a finished goods inventory of EV charging units in various locations, including with third party logistics providers. Due to the long-lead time of our manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our EV charging units. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimates of the appropriate demand across our models. Should actual market conditions differ from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts.

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

Compliance with the SEC's conflict minerals regulations may increase our costs and adversely impact the supply-chain for our UAS and EES products.

        In August 2012, the SEC adopted disclosure rules regarding a company's use of conflict minerals in their products with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, and may limit the sources or increase the prices of materials used in our products. Further, if we are unable to certify that our products are conflict minerals free, we may face challenges with our customers, which could place us at a competitive disadvantage and could harm our business.

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

        We may also be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

  •
  changes in policy or budgetary measures that adversely affect our governmental agency customers; and

  •
  our ability to obtain the necessary export licenses for sales of our products and services to international customers.

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

        Our PosiCharge industrial EV charging system products are purchased primarily by operators of fleets of electric industrial vehicles, such as forklift trucks and airport ground support equipment. Consequently, our ability to remain profitable depends in part on the varying conditions in the market for electric industrial vehicles. This market is subject to variability as it moves in response to cycles in the overall business environment and it is also particularly sensitive to the industrial, food and beverage, retail and air travel sectors, which generate a significant portion of the demand for such vehicles. Sales of electric industrial vehicles have historically been cyclical, with demand affected by such economic factors as industrial production, construction levels, demand for consumer and durable goods, interest rates and fuel costs. A significant decline in demand for electric industrial vehicles could adversely affect our revenue and prospects, which would harm our business, financial condition and operating results.

Our success in the emerging market for passenger and fleet electric and hybrid EV charging systems will depend on numerous factors which are out of our control.

        The passenger and fleet electric and hybrid EV charging systems market is expected to grow rapidly, along with innovations in fast charging technologies. However, because the passenger electric and fleet charging systems market is relatively new, there is no guarantee that there will be strong consumer demand for charging systems. Demand for such systems could also be directly impacted by fuel costs; if fuel costs were to significantly decrease, the demand for EVs and charging systems could decline. If there is little consumer demand for our passenger electric and fleet charging systems, our revenue and prospects could be adversely affected, which would harm our business, financial and operating results. The rate of EV adoption is difficult to predict and has been slower than many in the industry have predicted to date.

Our industrial EV charging systems business is dependent upon our relationships with third parties with whom we do not have exclusive arrangements.

        To remain competitive in the market for industrial EV charging systems, we must maintain our access to potential customers and ensure that the service needs of our customers are met adequately. In many cases, we rely on battery and industrial vehicle dealers for access to potential industrial EV charging system customers. Currently, several of our industrial EV charging system competitors are working with battery manufacturers to sell fast charging systems and batteries together. Cooperative agreements between our competitors and battery manufacturers could restrict our access to battery dealers and potential industrial EV charging systems customers, adversely affecting our revenue and prospects. Additionally, we rely on outside service providers to perform post-sale services for our PosiCharge industrial EV charging system customers. If these service providers fail to perform these services as required or discontinue their business with us, then we could lose customers to competitors, which would harm our business, financial condition and operating results.

Our electric and hybrid EV charging system business is dependent upon our development of relationships with automakers, auto dealers, utilities and other participants in the electric and hybrid EV and electricity delivery markets.

        We have been selected by several major automakers to support the rollout of new model EVs across the United States with our home charging system. Accordingly, we depend upon those relationships and the success of the home charging rollout to those new model EV owners to expand our charging system footprint in the United States and worldwide. If one or more of our partnerships with those major automakers terminates prematurely, and we cannot establish similar relationships with other entities with direct access to EV owners and drivers, we may not be able to develop a sustainable market for our home charging system, which may delay the commercialization of our charging systems or jeopardize the long-term success of this product line. We believe that the success and growth of our passenger and fleet EV charging system business for the foreseeable future will also depend on our ability to develop similar working relationships with other automakers, as well as auto dealers, utilities, and other participants in the electric and hybrid EV and electricity delivery markets in the United States and internationally. While we have been working with other automakers and utilities to explore business models and to promote our solutions, there is no guarantee that we will be successful in doing so.

Our work for the U.S. government and international governments may expose us to security risks.

        As a U.S. government contractor, we face various security threats, including cyber security attacks on our information technology infrastructure, attempts to gain access to our proprietary, financial, banking or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions, the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our products and services. If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results.

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

Our investment portfolio includes investments in auction rate securities. Failures in the auctions for these securities affect our liquidity, coupled with deterioration in credit ratings of issuers of such securities and/or third parties insuring such investments may require us to adjust the carrying value of our investment through an impairment of earnings.

        As of April 30, 2014, our $5.7 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 5 to 20 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        Since fiscal 2011, we have experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 20, 2014, including the securities involved in failed auctions, we held approximately $5.7 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by continued problems in the global credit markets, including but not limited to, U.S. subprime mortgage defaults, writedowns by major financial institutions due to deteriorating values of their assets portfolios, including leveraged loans, collateralized debt obligations, credit default swaps, and other credit-linked products. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 20 years) to realize our investments' purchase price of $6.6 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

Our investment in convertible bonds and shares issued by CybAero AB may suffer reduced returns or losses which could adversely affect our financial condition and results of operation.

        Our investment portfolio includes a convertible bond and shares issued by CybAero AB, or CybAero, a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. The value of these assets fluctuates with equity markets, the Swedish economy, the value of the Swedish Kronor and the performance of CybAero. In times of economic weakness or a decline in CybAero's performance, the market value and liquidity of these assets may decline, which may in turn adversely affect our financial condition and results of operations. Convertible bonds have both a debt and an equity component due to the option to convert the fixed income security to an equity form. Therefore, convertible bonds can be affected by changes in interest rates and credit or default risks as well as equity volatility risk.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

        As widely reported, global credit and financial markets have experienced extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that renewed deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon implementing business initiatives. These events and the continuing market upheavals could adversely affect our business in a number of ways, including:

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

        We derived approximately 14% of our revenue from international sales during the fiscal year ended April 30, 2014. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

  •
  the unavailability of, or difficulties in obtaining any, necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

  •
  regulatory requirements that may adversely affect our ability to operate a in foreign jurisdictions, sell certain products or repatriate profits to the United States;

  •
  the complexity and necessity of using foreign representatives and consultants;

  •
  the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers.

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

  •
  the imposition of tariffs, embargoes, export controls and other trade restrictions; and

  •
  different and changing legal and regulatory requirements, including those pertaining to data protection and privacy, employment law, intellectual property and contracts in the jurisdictions in which we currently operate or may operate in the future.

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

We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business.

        We must comply with U.S. laws regulating the export of our products. In some cases, explicit authorization from the U.S. government is needed to export our products. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls may be ineffective, exposing us to legal liabilities. If we cannot obtain required government approvals under applicable regulations or if our export compliance program is not effective, we may not be able to sell our products in certain international jurisdictions, which could adversely affect our financial condition and results of operations.

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

  •
  assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company's products or its regulatory compliance; and

  •
  inability to generate sufficient revenue to offset acquisition costs.

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

        The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. For example, we obtain a significant number of our electronics components from companies located in East Asia, where environmental rules may be less stringent than in the United States. Over time, the countries where these companies are located may adopt more stringent environmental regulations, resulting in an increase in our manufacturing costs. Given the increasing focus on environmental compliance by regulators and the general public, any incidence of non-compliance could result in damage to our reputation beyond the fines and other sanctions that could be imposed. Furthermore, certain environmental laws, including the U.S. Comprehensive,

Environmental Response, Compensation and Liability Act of 1980, impose strict, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are later found to be contaminated. Such persons can be responsible for cleanup costs even if they never owned or operated the contaminated facility. Although we have never been named a responsible party at a contaminated site, we could be named a potentially responsible party in the future. We cannot assure you that such existing laws or future laws will not have a material adverse effect on our future earnings or results of operations.

Our passenger and fleet EV charging system business is subject to federal, state and international laws regarding data protection and privacy, and a privacy breach could damage our reputation, expose us to litigation risk and adversely affect our business.

        In connection with our emerging passenger and fleet EV charging system business, we collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Compliance with these constantly evolving laws may cause us to incur significant costs or require changes to our business practices, which could reduce our revenue. If we fail to comply with these laws, proceedings may be brought against us by governmental entities or others or penalties may be imposed on us, either of which could have a material adverse effect on our business, results of operations and financial condition. While we rely, in part, on security services and software provided by outside vendors to protect sensitive and confidential customer information, there is no guarantee that the protections that we or our outside vendors have implemented will prevent security breaches. Any actual, threatened or perceived security breach that could result in misappropriation, loss or other unauthorized disclosure of sensitive or confidential customer information could harm our reputation and relationship with customers, expose us to litigation risk and liability and adversely affect our business.

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

        If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed. For example, in February 2010, we were notified by the DOJ that it had initiated a civil investigation into our billing practices with respect to government contracts. We resolved these claims with the DOJ in October 2013. Under the settlement agreement, we reimbursed the government for an amount erroneously charged to the government.

        Subsequent to the DOJ investigation referenced above and in part based on the same facts involved in the DOJ investigation, the DCMA disallowed a portion of the our executive compensation and other costs and is seeking interest and penalties from us. To resolve certain undisputed government's claims, we have agreed to pay a nominal amount which represents the cost impact to the government of the undisputed claims. However, we are vigorously defending our position on the government's other claims and have appealed the contracting officer's decision to the Armed Services Board of Contract Appeals. Based on our current understanding of the amount in dispute, we believe that the outcome of the dispute will not have a material impact on our business.

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

        As of June 20, 2014, our directors, executive officers and their affiliates collectively beneficially owned 3,560,486 shares, or approximately 15%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2015. We have several other leased facilities in California, Alabama and Virginia that are used for administration, research and development, logistics and manufacturing and have a total of approximately 489,000 square feet. Such leases expire between the end of 2014 and 2021.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

Item 4.    Mine Safety Disclosure.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2013 through April 30, 2014. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2014		2013
	High	Low	High	Low
First Quarter	$23.97	$19.24	$27.82	$21.14
Second Quarter	$26.50	$20.78	$24.88	$21.56
Third Quarter	$31.50	$26.14	$23.70	$19.25
Fourth Quarter	$41.67	$27.34	$23.18	$16.98

        On June 20, 2014, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $31.42 per share. As of June 20, 2014, there were 63 holders of record of our common stock.

Dividends

        To date we have retained all earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, capital allocation policy, expected return on invested capital, contractual restrictions and such other factors as our board of directors deems relevant.

Stock Price Performance Graph

        The following graph shows a comparison of cumulative returns on our common stock, based on the market price of the common stock, with the cumulative total returns of companies in the Russell 2000 Index and the SPADES Index.

        The following table shows the value of $100 invested on April 30, 2009 in AeroVironment, Inc., the Russell 2000 Index and the SPADES Index.

	Performance Graph Table ($)
	April 30, 2009	April 30, 2010	April 30, 2011	April 30, 2012	April 30, 2013	April 30, 2014
AeroVironment Stock	100	111	121	103	82	143
Russell 2000 Index	100	147	177	168	194	231
SPADES Index	100	143	154	150	175	244

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

	Year Ended April 30,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$251,703	$240,152	$325,008	$292,503	$249,518
Net income	$13,718	$10,426	$30,451	$25,909	$20,716
Earnings per common share:
Basic	$0.61	$0.47	$1.40	$1.20	$0.97
Diluted	$0.60	$0.47	$1.36	$1.17	$0.94
Weighted average common shares outstanding (basic):	22,354	22,070	21,783	21,591	21,392
Weighted average common shares outstanding (diluted):	22,719	22,390	22,315	22,081	21,977
Balance Sheet Data
Total assets	$384,954	$361,604	$369,151	$331,747	$281,971
Long-term obligations	$4,752	$4,231	$6,854	$6,175	$4,438

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

        The following discussion of our financial condition and results of operations should be read in conjunction with our "Selected Consolidated Financial Data" and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to "Forward-Looking Statements" on page 2 and "Risk Factors" beginning on page 24, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Revenue

        We generate our revenue primarily from the sale, support and operation of our small UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems solutions. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities collectively as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government, and most of our electric vehicle charging systems and power cycling and test systems revenue from sales and service to commercial customers.

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

Research and Development Expense

        Research and development, or R&D, is an integral part of our business model. We normally conduct significant internally funded R&D. We expect our investments in R&D expense to substantially increase over the next few years as we make investments in our tactical missile systems, Global Observer, and UAS commercial services business. We expect R&D expenses to increase substantially compared to our historical range of 8% to 12% of revenues. Our research and development activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions. These activities are funded both externally by customers and internally.

Selling, General and Administrative

        Our selling, general and administrative expenses, or SG&A, include salaries and other expenses related to selling, marketing and proposal activities, and other administrative costs. Some SG&A expenses relate to market and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for and applications of capabilities created in our R&D activities. SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Other Income and Expenses

        Other income and expenses includes interest income, interest expense and changes in fair value of certain financial investments.

Income Tax Expense

        Our effective tax rates are substantially lower than the statutory rates primarily due to research and development tax credits. We expect our profitability to decline as a result of the increased R&D and other investments we intend to make over the next few years.

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

        We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2014, 2013 and 2012, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

        For the years ended April 30, 2014, 2013 and 2012, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Year Ended April 30,
	2014	2013	2012
Gross favorable adjustments	$699	$1,874	$6,144
Gross unfavorable adjustments	(337)	(106)	(3,079)

Net adjustments	$362	$1,768	$3,065

        For the year ended April 30, 2014, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on 274 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on eight contracts, which individually were not material.

        For the year ended April 30, 2013, favorable cumulative catch-up adjustments of $1.9 million were due to final cost adjustments on 12 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.1 million were primarily related to higher than expected costs on six contracts, which individually were not material.

        For the year ended April 30, 2012, favorable cumulative catch-up adjustments of $6.1 million were due to final cost adjustments on 204 contracts relating to our UAS segment. Of the 204 contracts, four contracts accounted for $3.3 million of the favorable cumulative catch-up adjustments as a result of realized operational improvements. For the same period, unfavorable cumulative catch-up adjustments of $3.1 million were primarily due to higher than expected costs on 21 contracts. Of the 21 contracts, two EES development contracts accounted for $2.8 million of the unfavorable cumulative catch-up adjustments due to cost-overruns.

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

	Fiscal Year Ended April 30,
	2014		2013		2012
Revenue	$251,703	100%	$240,152	100%	$325,008	100%
Cost of sales	158,090	63%	147,616	61%	195,675	60%

Gross margin	93,613	37%	92,536	39%	129,333	40%
Selling, general and administrative	55,679	22%	51,520	21%	55,280	17%
Research and development	25,515	10%	37,214	15%	30,977	10%

Income from operations	12,419	5%	3,802	2%	43,076	13%
Interest income	855	0%	726	0%	462	0%
Other income	1,622	1%	6,245	3%	—	—

Income before income taxes	14,896	6%	10,773	4%	43,538	13%
Income tax expense	1,178	0%	347	0%	13,087	4%

Net income	$13,718	5%	$10,426	4%	$30,451	9%

        The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2014	2013	2012
	(In thousands)
Revenue:
UAS	$208,810	$194,276	$273,728
EES	42,893	45,876	51,280

Total	$251,703	$240,152	$325,008

Cost of sales:
UAS	$127,992	$115,194	$157,663
EES	30,098	32,422	38,012

Total	$158,090	$147,616	$195,675

Gross margin:
UAS	$80,818	$79,082	$116,065
EES	12,795	13,454	13,268

Total	$93,613	$92,536	$129,333

Fiscal Year Ended April 30, 2014 Compared to Fiscal Year Ended April 30, 2013

        Revenue.    Revenue for the fiscal year ended April 30, 2014 was $251.7 million, as compared to $240.2 million for the fiscal year ended April 30, 2013, representing an increase of $11.5 million, or 5%. The increase in revenue was due to an increase in product deliveries of $55.2 million offset by lower service revenue of $43.6 million. UAS revenue increased $14.5 million, or 7%, to $208.8 million for the fiscal year ended April 30, 2014, primarily due to higher product deliveries of $57.0 million offset by decreases in logistics service revenue of $33.2 million and customer-funded R&D work of $9.3 million. The increase in product deliveries was primarily due to higher product deliveries of Puma

AE systems and spares and low-rate production of Switchblade systems. The decrease in logistics service revenue was primarily due to reduced logistics services for our small UAS system. The decrease in customer-funded R&D was primarily due to the transition of the Switchblade program from a developmental program into low-rate production. EES revenue decreased $3.0 million, or 7%, to $42.9 million for the fiscal year ended April 30, 2014, primarily due to decreased product deliveries of our electric vehicle test systems partially offset by increased deliveries of industrial fast charge systems and passenger electric vehicle charging systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2014 was $158.1 million, as compared to $147.6 million for the fiscal year ended April 30, 2013, representing an increase of $10.5 million, or 7%. As a percentage of revenue, cost of sales increased from 61% to 63%. The increase in cost of sales was a result of higher product costs of $33.5 million due to higher product deliveries including transition costs related to new products entering low-rate production, offset by lower cost of services of $23.0 million due to a reduction in logistic services and lower customer-funded R&D work as products transitioned into low-rate production. UAS cost of sales increased $12.8 million, or 11%, to $128.0 million for the fiscal year ended April 30, 2014, primarily due to an increase in sales volume. As a percentage of revenue, cost of sales for UAS increased from 59% to 61%. EES cost of sales decreased $2.3 million, or 7%, to $30.1 million for the fiscal year ended April 30, 2014 due to lower sales volume. As a percentage of revenue, cost of sales for EES decreased from 71% to 70%.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2014 was $93.6 million, as compared to $92.5 million for the fiscal year ended April 30, 2013, representing an increase of $1.1 million, or 1%. The increase in gross margin was due to higher product margins of $21.7 million offset by lower service revenue margins of $20.6 million. As a percentage of revenue, gross margin decreased from 39% to 37%. UAS gross margin increased $1.7 million, or 2%, to $80.8 million for the fiscal year ended April 30, 2014, primarily due to an increase in sales volume. As a percentage of revenue, gross margin for UAS decreased from 41% to 39%. EES gross margin decreased $0.7 million, or 5%, to $12.8 million for the fiscal year ended April 30, 2014. As a percentage of revenue, EES gross margin increased from 29% to 30%.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2014 was $55.7 million, or 22% of revenue, compared to SG&A expense of $51.5 million, or 21% of revenue, for the fiscal year ended April 30, 2013. SG&A expense increased by $4.2 million primarily due to impairment costs of Tier-II related assets and higher incentive compensation as a result of achieving certain measures of financial performance.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2014 was $25.5 million, or 10% of revenue, compared to R&D expense of $37.2 million, or 15% of revenue, for the fiscal year ended April 30, 2013. R&D expense decreased primarily due to decreased investments in various technology development initiatives.

        Interest Income.    Interest income for the fiscal year ended April 30, 2014 was $0.9 million, as compared to $0.7 million for the fiscal year ended April 30, 2013.

        Other Income.    Other income for the fiscal year ended April 30, 2014 was $1.6 million, as compared to $6.2 million for the fiscal year ended April 30, 2013. Other income primarily represents the change in fair value of the conversion feature of our investment in convertible bonds.

        Income Tax Expense.    Our effective income tax expense rate was 7.9% for the fiscal year ended April 30, 2014, as compared to an effective income expense tax rate of 3.2% for the fiscal year ended April 30, 2013. The increase in the effective income tax expense rate was primarily due to higher taxable income and lower R&D tax credits.

Fiscal Year Ended April 30, 2013 Compared to Fiscal Year Ended April 30, 2012

        Revenue.    Revenue for the fiscal year ended April 30, 2013 was $240.2 million, as compared to $325.0 million for the fiscal year ended April 30, 2012, representing a decrease of $84.9 million, or 26%. The decrease in revenue was due to lower service revenue of $45.1 million and product deliveries of $39.7 million. UAS revenue decreased $79.5 million, or 29%, to $194.3 million for the fiscal year ended April 30, 2013, primarily due to decreases in logistics service revenue of $52.1 million and product deliveries of $39.3 million, offset by higher customer-funded R&D work of $11.9 million. The decrease in logistics service revenue was primarily due to lower DDL retrofits. The decrease in product deliveries was primarily due to lower product deliveries of our digital Puma AE systems. The increase in customer-funded R&D was primarily due to increased activity on the Switchblade program. EES revenue decreased $5.4 million, or 11%, to $45.9 million for the fiscal year ended April 30, 2013, primarily due to decreased product deliveries and services of our electric vehicle test systems and passenger electric vehicle charging systems, partially offset by increased product deliveries of industrial fast charge systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2013 was $147.6 million, as compared to $195.7 million for the fiscal year ended April 30, 2012, representing a decrease of $48.1 million, or 25%. The decrease in cost of sales was a result of lower cost of services of $29.4 million and product costs of $18.7 million. The lower cost of services was primarily due to lower logistic services, offset by higher customer-funded R&D work. The lower product costs was primarily due to lower product deliveries. As a percentage of revenue, cost of sales increased from 60% to 61%. UAS cost of sales decreased $42.5 million, or 27%, to $115.2 million for the fiscal year ended April 30, 2013, primarily due to a decrease in sales volume. As a percentage of revenue, cost of sales for UAS increased from 58% to 59%. EES cost of sales decreased $5.6 million, or 15%, to $32.4 million for the fiscal year ended April 30, 2013. As a percentage of revenue, cost of sales for EES decreased from 74% to 71%, primarily due to a higher sales mix of higher margin products and lower manufacturing and engineering overhead support costs.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2013 was $92.5 million, as compared to $129.3 million for the fiscal year ended April 30, 2012, representing a decrease of $36.8 million, or 28%. The decrease in gross margin was due to lower product margins of $21.0 million and service margins of $15.8 million. As a percentage of revenue, gross margin decreased from 40% to 39%. UAS gross margin decreased $37.0 million, or 32%, to $79.1 million for the fiscal year ended April 30, 2013, primarily due to a decrease in sales volume. As a percentage of revenue, gross margin for UAS decreased from 42% to 41%. EES gross margin increased $0.2 million, or 1%, to $13.5 million for the fiscal year ended April 30, 2013. As a percentage of revenue, EES gross margin increased from 26% to 29%, primarily due to a higher sales mix of higher margin products and lower manufacturing and engineering overhead support costs.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2013 was $51.5 million, or 21% of revenue, compared to SG&A expense of $55.3 million, or 17% of revenue, for the fiscal year ended April 30, 2012. SG&A expense decreased by $3.8 million primarily due to lower incentive compensation as a result of not achieving certain measures of financial performance.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2014	2013	2012
	(In thousands)
Net cash provided by operating activities	$28,863	$24,007	$18,754
Net cash provided by (used in) investing activities	$15,580	$(13,107)	$(17,329)
Net cash provided by financing activities	$7,194	$212	$754

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2014 increased by $4.9 million to $28.9 million, compared to net cash provided by operating activities of $24.0 million for the fiscal year ended April 30, 2013. This increase in net cash provided by operating activities was primarily due to the change in fair value of the CybAero notes of $4.4 million, impairment of Tier-II related assets of $3.3 million, higher income of $3.3 million, lower working capital needs of $2.9 million, partially offset by higher deferred income taxes of $7.0 million and lower depreciation expense of $1.8 million.

        Net cash provided by operating activities for the fiscal year ended April 30, 2013 increased by $5.2 million to $24.0 million, compared to net cash provided by operating activities of $18.8 million for the fiscal year ended April 30, 2012. This increase in net cash provided by operating activities was primarily due to lower working capital needs of $22.0 million, lower deferred income taxes of $6.4 million and higher depreciation expense of $2.0 million, partially offset by lower income of $20.0 million.

        Cash Provided by Investing Activities.    Net cash provided by investing activities increased by $28.7 million to $15.6 million for the fiscal year ended April 30, 2014, compared to net cash used in investing activities of $13.1 million for the fiscal year ended April 30, 2013. The increase in net cash provided by investing activities was primarily due to net redemption of U.S. government securities and municipal bonds of $21.1 million and lower capital expenditures of $4.7 million. During the fiscal years ended April 30, 2014, 2013 and 2012, we used cash to purchase property and equipment totaling $7.1 million, $11.8 million and $15.0 million, respectively.

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

        Cash Provided by Financing Activities.    Net cash provided by financing activities increased by $7.0 million to $7.2 million for the fiscal year ended April 30, 2014, compared to net cash provided by financing activities of $0.2 million for the fiscal year ended April 30, 2013. The increase was primarily due to higher exercises of stock options of 6.4 million and higher excess tax benefits from stock-based compensation of $0.6 million.

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

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2014:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$14,954	$3,667	$5,411	$3,067	$2,809
Purchase obligations(1)	18,836	18,836	—	—	—

Total	$33,790	$22,503	$5,411	$3,067	$2,809

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2014.

Off-Balance Sheet Arrangements

        As of April 30, 2014, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        On May 1, 2013, we adopted changes in accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), which requires additional disclosures for the reclassification of significant amounts from accumulated comprehensive income to net income. This guidance requires that certain significant amounts be presented either on the face of the consolidated statements of income or in a single note. For other amounts, we are required to cross-reference disclosures that provide additional detail about such amounts. The adoption of these changes did not have a material impact on our consolidated financial statements.

        In July 2013, the FASB issued guidance regarding the classification of an unrecognized tax benefit as a reduction of a deferred tax asset when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this change is not expected to have a material impact on our consolidated financial statements.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

        It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

        Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We occasionally engage in forward contracts in foreign currencies to limit our exposure on non-U.S. dollar transactions.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2014 and 2013, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AeroVironment, Inc.'s internal controls over financial reporting as of April 30, 2014, based upon criteria established in Internal Control—Integrated Framework (1992 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 8, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
July 8, 2014

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$126,969	$75,332
Short-term investments	70,639	73,241
Accounts receivable, net of allowance for doubtful accounts of $791 at April 30, 2014 and $936 at April 30, 2013	31,739	19,770
Unbilled receivables and retentions	10,929	11,304
Inventories, net	50,699	62,561
Income tax receivable	6,584	11,777
Deferred income taxes	5,038	5,166
Prepaid expenses and other current assets	4,260	4,303

Total current assets	306,857	263,454
Long-term investments	50,505	68,916
Property and equipment, net	19,997	24,429
Deferred income taxes	6,721	3,745
Other assets	874	1,060

Total assets	$384,954	$361,604

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$13,906	$16,144
Wages and related accruals	14,083	12,116
Customer advances	2,984	7,519
Other current liabilities	6,762	6,408

Total current liabilities	37,735	42,187
Deferred rent	1,239	771
Liability for uncertain tax positions	3,513	3,460
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,176,576 shares at April 30, 2014 and 22,614,315 at April 30, 2013	2	2
Additional paid-in capital	143,648	130,527
Accumulated other comprehensive loss	(263)	(705)
Retained earnings	199,080	185,362

Total stockholders' equity	342,467	315,186

Total liabilities and stockholders' equity	$384,954	$361,604

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2014	2013	2012
Revenue:
Product sales	$194,996	$139,813	$179,537
Contract services	56,707	100,339	145,471

	251,703	240,152	325,008
Cost of sales:
Product sales	119,137	85,643	104,347
Contract services	38,953	61,973	91,328

	158,090	147,616	195,675

Gross margin	93,613	92,536	129,333
Selling, general and administrative	55,679	51,520	55,280
Research and development	25,515	37,214	30,977

Income from operations	12,419	3,802	43,076
Other income:
Interest income	855	726	462
Other income	1,622	6,245	—

Income before income taxes	14,896	10,773	43,538
Provision for income taxes	1,178	347	13,087

Net income	$13,718	$10,426	$30,451

Earnings per share data:
Basic	$0.61	$0.47	$1.40
Diluted	$0.60	$0.47	$1.36
Weighted average shares outstanding:
Basic	22,354,444	22,069,842	21,783,496
Diluted	22,719,218	22,390,420	22,315,474

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2014	2013	2012
Net income	$13,718	$10,426	$30,451
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net tax	442	(11)	90

Total comprehensive income	$14,160	$10,415	$30,541

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2011	21,949,884	$2	$119,765	$144,485	$(784)	$263,468
Net income	—	—	—	30,451	—	30,451
Unrealized gain on investments	—	—	—	—	90	90
Stock options exercised	141,536	—	565	—	—	565
Restricted stock awards	157,400	—	—	—	—	—
Restricted stock awards forfeited	(4,917)	—	—	—	—	—
Tax benefit from stock-based compensation	—	—	1,428	—	—	1,428
Stock-based compensation	—	—	3,196	—	—	3,196

Balance at April 30, 2012	22,243,903	2	124,954	174,936	(694)	299,198
Net income	—	—	—	10,426	—	10,426
Unrealized loss on investments	—	—	—	—	(11)	(11)
Stock options exercised	208,338	—	289	—	—	289
Restricted stock awards	163,886	—	—	—	—	—
Restricted stock awards forfeited	(12,767)	—	—	—	—	—
Restricted stock units vested	14,926	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(3,971)	—	(77)	—	—	(77)
Reclassification from share-based liability compensation to equity	—	—	401	—	—	401
Tax benefit from stock-based compensation	—	—	1,490	—	—	1,490
Stock-based compensation	—	—	3,470	—	—	3,470

Balance at April 30, 2013	22,614,315	2	130,527	185,362	(705)	315,186
Net income	—	—	—	13,718	—	13,718
Unrealized gain on investments	—	—	—	—	442	442
Stock options exercised	460,231	—	6,709	—	—	6,709
Restricted stock awards	128,500	—	—	—	—	—
Restricted stock awards forfeited	(35,869)	—	—	—	—	—
Restricted stock units vested	14,251	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(4,852)	—	(163)	—	—	(163)
Tax benefit from stock-based compensation	—	—	2,953	—	—	2,953
Stock-based compensation	—	—	3,622	—	—	3,622

Balance at April 30, 2014	23,176,576	$2	$143,648	$199,080	$(263)	$342,467

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2014	2013	2012
Operating activities
Net income	$13,718	$10,426	$30,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	9,155	10,937	8,973
Impairment of long-lived assets	3,317	—	—
Provision for doubtful accounts	(6)	462	291
Unrealized foreign currency gain	21	—	—
Gain on sale of equity securities	(4)	—	—
Deferred income taxes	(3,110)	3,851	(2,579)
Change in fair value of conversion feature of convertible bonds	(1,773)	(6,173)	—
Stock-based compensation	3,622	3,470	3,196
Tax benefit from exercise of stock options	2,305	1,606	1,239
Excess tax benefit from stock-based compensation	(648)	—	(189)
Loss (gain) on disposition of property and equipment	—	18	(11)
Changes in operating assets and liabilities:
Accounts receivable	(11,963)	36,185	(12,332)
Unbilled receivables and retentions	375	15,730	(5,068)
Inventories	11,862	(19,022)	(5,402)
Income tax receivable	5,193	(11,777)	—
Prepaid expenses and other assets	82	(317)	(1,678)
Accounts payable	(2,238)	(4,069)	(10,921)
Other liabilities	(1,045)	(17,320)	12,784

Net cash provided by operating activities	28,863	24,007	18,754
Investing activities
Acquisition of property and equipment	(7,143)	(11,834)	(14,992)
Net redemptions (purchases) of held-to-maturity investments	23,113	2,014	(2,575)
Acquisition of intangible assets	(750)	(850)	—
Purchases of available-for-sale investments	—	(3,037)	—
Sales of available-for-sale investments	360	600	225
Proceeds from sale of property and equipment	—	—	13

Net cash provided by (used in) investing activities	15,580	(13,107)	(17,329)
Financing activities
Excess tax benefit from stock-based compensation	648	—	189
Tax withholding payment related to net settlement of equity awards	(163)	(77)	—
Exercise of stock options	6,709	289	565

Net cash provided by financing activities	7,194	212	754

Net increase in cash and cash equivalents	51,637	11,112	2,179
Cash and cash equivalents at beginning of year	75,332	64,220	62,041

Cash and cash equivalents at end of year	$126,969	$75,332	$64,220

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$2,556	$15,262	$13,104
Non-cash activities
Unrealized gain (loss) on long-term investments recorded in accumulated other comprehensive loss, net of deferred taxes of $261, $37 and $56, respectively	$442	$(11)	$90
Reclassification from share-based liability compensation to equity	$—	$401	$—

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

Significant Accounting Policies

  Principles of Consolidation

        The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: AV S.r.l. Italy, Skytower, LLC, AV GmbH, AV Massachusetts, LLC, AV Rhode Island, LLC, Skytower Inc., AILC, Inc., AeroVironment International PTE. LTD. and Regenerative Fuel Cell Systems, LLC (collectively referred to herein as the "Company"). All intercompany balances and transactions have been eliminated in consolidation.

  Investments in Companies Accounted for Using the Equity or Cost Method

        Investments in other non-consolidated entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. When the equity method is used, investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an investment accounted for under the equity method exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for as the Company is not obligated to provide additional capital. The Company resumes accounting for the investment under the equity method if the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended.

        When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary.

  Segments

        The Company's products are sold and divided among two reportable segments to reflect the Company's strategic goals. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker ("CODM") in deciding how to allocate resources and in assessing performance. The Company's CODM is the Chief Executive Officer, who reviews the revenue and gross margin results for each of these segments in order to make resource allocation decisions, including the focus of research and development ("R&D"), activities, and assessing performance. The Company's reportable segments are business units that offer different products and services and are managed separately.

  Use of Estimates

        The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory, available-for-sale securities, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, warranty liabilities and estimates of anticipated contract costs and revenue utilized in the revenue recognition process. Actual results could differ from those estimates.

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

        Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes for available-for-sale investments. The convertible bond in which the Company has invested, which is classified as available-for-sale, contains an embedded conversion feature which is bifurcated from the bond. The change in the fair value of the embedded conversion feature is recorded in other income in the income statement.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities and accounts receivable. The Company currently invests the majority of its cash in municipal bonds and U.S. government securities. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 75%, 70% and 83% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2014, 2013 and 2012, respectively. These agencies accounted for 11% and 39% of the accounts receivable balances at April 30, 2014 and 2013, respectively. One such agency, the U.S. Army, accounted for 45%, 43% and 42% of the Company's consolidated revenue for the years ended April 30, 2014, 2013 and 2012, respectively. The U.S. Army accounted for approximately 54%, 53% and 49% of Unmanned Aircraft Systems ("UAS") reportable segment sales for the years ended April 30, 2014, 2013 and 2012, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative ("SG&A") expense in the period incurred.

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

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2014 and 2013, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,281,000 and $1,543,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management's estimates change on the basis of development of the business, market conditions or other factors. Management judgments and estimates have been applied consistently and have been reliable historically. The Company believes that there are two key factors which impact the reliability of management's estimates. The first of those key factors is that the terms of the Company's contracts are typically less than six months. The short-term nature of such contracts reduces the risk that material changes in accounting estimates will occur on the basis of market conditions or other factors. The second key factor is that the Company has hundreds of contracts in any given accounting period, which reduces the risk that any one change in an accounting estimate on one or several contracts would have a material impact on the Company's consolidated financial statements or its two reporting segments' measures of profit. Changes in estimates are recognized using the cumulative catch-up method of accounting. This method recognizes, in the current period, the cumulative effect of the changes on current and prior periods.

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

  Research and Development

        Internally funded research and development costs ("IRAD"), sponsored by the Company relate to both U.S. government products and services and those for commercial and foreign customers. IRAD costs for the Company are recoverable and allocable under government contracts in accordance with U.S. government procurement regulations.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $28,393,000, $37,317,000 and $27,852,000 for the years ended April 30, 2014, 2013 and 2012, respectively. The related cost of sales for customer-funded research and development totaled approximately $18,644,000, $26,496,000 and $22,703,000 for the years ended April 30, 2014, 2013 and 2012, respectively.

  Lease Accounting

        The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,239,000 and $771,000 as of April 30, 2014 and 2013, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $225,000, $238,000 and $924,000 for the years ended April 30, 2014, 2013 and 2012, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2014	2013	2012
Numerator for basic earnings per share:
Net income	$13,718,000	$10,426,000	$30,451,000
Denominator for basic earnings per share:
Weighted average common shares	22,354,444	22,069,842	21,783,496
Dilutive effect of employee stock options, restricted stock and restricted stock units	364,774	320,578	531,978

Denominator for diluted earnings per share	22,719,218	22,390,420	22,315,474

        During the years ended April 30, 2014, 2013 and 2012, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 51,000, 191,000 and 58,000 for the years ended April 30, 2014, 2013 and 2012, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Standards

        On May 1, 2013, the Company adopted changes in accordance with guidance issued by the Financial Accounting Standards Board ("FASB"), which requires additional disclosures for the reclassification of significant amounts from accumulated comprehensive income to net income. This guidance requires that certain significant amounts be presented either on the face of the consolidated statements of income or in a single note. For other amounts, the Company is required to cross-reference disclosures that provide additional detail about such amounts. The adoption of these changes did not have a material impact on the Company's consolidated financial statements.

        In July 2013, the FASB issued guidance regarding the classification of an unrecognized tax benefit as a reduction of a deferred tax asset when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. This guidance became effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this change is not expected to have a material impact on the Company's consolidated financial statements.

2.     Investments

        Investments consist of the following:

	April 30,
	2014	2013
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$69,898	$73,241
Certificates of deposit	741	—

Total short-term investments	$70,639	$73,241

Long-term investments:
Held-to-maturity securities:
Municipal securities	$29,759	$54,158
Certificates of deposit	3,889	—

Total held-to-maturity investments	33,648	54,158
Available-for-sale securities:
Auction rate securities	5,683	5,687
Convertible bonds	5,865	9,071
Equity securities	5,309	—

Total available-for-sale investments	16,857	14,758

Total long-term investments	$50,505	$68,916

  Held-To-Maturity Securities

        As of April 30, 2014, the balance of held-to-maturity securities consisted of state and local government municipal securities and certificates of deposit. As of April 30, 2013 the balance of held-to-maturity securities consisted of state and local government municipal securities. Interest earned from these investments is recorded in interest income.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, are as follows (in thousands):

	2014				2013
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$99,657	$65	$(9)	$99,713	$127,399	$49	$(23)	$127,425
Certificates of deposit	4,630	—	—	4,630	—	—	—	—

Total held-to-maturity investments	$104,287	$65	$(9)	$104,343	$127,399	$49	$(23)	$127,425

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2014, are as follows:

	Cost	Fair Value
Due within one year	$70,639	$70,671
Due after one year through five years	33,648	33,672

Total	$104,287	$104,343

  Available-For-Sale Securities

    Auction Rate Securities

        As of April 30, 2014 and 2013, the entire balance of available-for-sale auction rate securities consisted of three and four investment grade auction rate municipal bonds, respectively, with maturities ranging from 5 to 20 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2014 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2014 and 2013. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2014, it did not consider these investments to be other-than-temporarily impaired.

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale auction rate securities are as follows (in thousands):

	April 30,
	2014	2013
Auction rate securities
Amortized cost	$6,575	$6,750
Gross unrealized losses	(892)	(1,063)

Fair value	$5,683	$5,687

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2014 are as follows (in thousands):

	Cost	Fair Value
Due after five through 10 years	$1,300	$1,209
Due after 10 years	5,275	4,474

Total	$6,575	$5,683

    Convertible Bonds

        As of April 30, 2014 and 2013, the entire balance of available-for-sale convertible bonds consisted of one and two convertible bonds, respectively. The convertible bonds were issued by CybAero AB ("CybAero"), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. Each bond had the same terms: principal amount of 10 million Swedish Kronor ("SEK"); convertible into one million CybAero shares at the conversion price of 10 SEK per share; maturity date of November 30, 2017; and interest rate of 5% per annum.

        CybAero can prepay the bonds with three months' notice to the Company and the Company may exercise its conversion rights during such three-month period. If certain conditions are satisfied after November 30, 2015, CybAero can require the Company to convert the bonds in their entirety into CybAero shares.

        The convertible bonds contain an embedded conversion feature which is bifurcated from the bond. The changes in the fair value of the embedded conversion feature are recorded in other income in the income statement. Unrealized gains and losses of the bond are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        On May 14, 2013, CybAero effected a reverse stock split whereby every 10 shares of CybAero were converted into 1 share. All amounts discussed as of April 30, 2014 and 2013 reflect this reverse stock split.

        On February 12, 2014, CybAero adjusted the conversion price of each convertible bond, pursuant to anti-dilution provisions in the convertible bonds agreement, from 10 SEK to 9.41 SEK and increased the number of shares per bond from 1,000,000 to 1,062,699. The adjusted conversion price and increased share count was effective February 12, 2014.

        On February 28, 2014, the Company exercised its conversion right and converted one convertible bond into CybAero common shares. The convertible bond was in the amount of 10 million SEK and was converted into 1,062,699 common shares of CybAero at the conversion price of 9.41 SEK. The shares are classified as available-for-sale.

        The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds are as follows (in thousands):

	April 30,
	2014	2013
Convertible bonds
Amortized cost	$1,519	$3,037
Gross unrealized gains	4,346	6,173
Gross unrealized losses	—	(139)

Fair value	$5,865	$9,071

        The amortized cost and fair value of the Company's convertible bond by contractual maturity at April 30, 2014 are as follows (in thousands):

	Cost	Fair Value
Due within five years	$1,519	$5,865

Total	$1,519	$5,865

    Equity Securities

        As of April 30, 2014, the entire balance of available-for-sale equity securities consisted of CybAero common shares. The shares are classified as available-for-sale. During the year ended April 30, 2014, the Company realized gains of $132,000 on the sale of CybAero shares.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

    observable, and inputs that are derived principally from or corroborated by observable market data.

  •
  Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

        The Company's financial assets measured at fair value on a recurring basis at April 30, 2014, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$5,683	$5,683
Convertible bond	—	4,251	1,614	5,865
Equity securities	5,309	—	—	5,309

Total	$5,309	$4,251	$7,297	$16,857

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2013	$8,585
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	406
Purchases, issuances and settlements, net	(1,694)

Balance at April 30, 2014	$7,297

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2014	$—

        The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. As of April 30, 2014, the inputs used in the Company's discounted cash flow analysis included current coupon rates ranging from 0.1% to 0.3%, estimated redemption periods of 5 to 20 years and discount rates of 7.2% to 19.3%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The bond components of the convertible bonds are valued using a discounted cash flow model. The analysis considers, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the maturity of the bonds. As of April 30, 2014, the inputs used in the Company's discounted cash flow analysis included a coupon rate of 5.0%, estimated redemption period of 3.6 years and a discount rate of 5.2%.

        As of April 30, 2014 the embedded conversion feature of the convertible bond was valued using a binomial option pricing model, which uses inputs such as CybAero's stock price of 33.90 SEK, contractual term of 3.6 years, conversion price of 9.41 SEK, volatility of 45% and a risk-free interest rate of 0.94%.

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2014	2013
	(In thousands)
Raw materials	$15,102	$12,845
Work in process	7,542	16,745
Finished goods	31,289	36,842

Inventories, gross	53,933	66,432
Reserve for inventory obsolescence	(3,234)	(3,871)

Inventories, net	$50,699	$62,561

5.     Intangibles

        Intangibles are included in other assets, long-term, on the balance sheet. The components of intangibles are as follows:

	April 30,
	2014	2013
	(In thousands)
Licenses	$856	$850
Less accumulated amortization	(189)	(35)

Intangibles, net	$667	$815

        The weighted average amortization period at April 30, 2014 and 2013 was 3 years and 9.1 years, respectively. Amortization expense for the years ended April 30, 2014 and 2013 was $154,000 and $35,000, respectively.

        During the year ended April 30, 2014, the Company recorded an impairment charge of $72,000 recorded in SG&A expenses related to a license for certain technology as the Company determined that it would not be selling any products containing the licensed technology.

        At April 30, 2014, the Company recorded an impairment charge of $672,000 recorded in SG&A expenses related to an exclusive distribution license. See Note 6, Property and Equipment, net for further details.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Estimated amortization expense for the next five years is as follows:

Year ending April 30
(In thousands)
2015	$223
2016	223
2017	221
2018	—
2019	—

$667

6.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2014	2013
	(In thousands)
Leasehold improvements	$8,611	$8,498
Machinery and equipment	42,025	37,873
Furniture and fixtures	1,840	1,866
Computer equipment and software	24,377	23,432
Construction in process	6,344	7,142

Property and equipment, gross	83,197	78,811
Less accumulated depreciation and amortization	(63,200)	(54,382)

Property and equipment, net	$19,997	$24,429

        At April 30, 2014, an analysis of the Company's long-lived assets related to Tier II helicopter demonstration assets and an exclusive license agreement to sell Tier II helicopters indicated impairment. At April 30, 2014 the Company determined that the carrying value of the Tier II helicopter demonstration assets and license agreement would not be recovered over the estimated useful life of the primary assets due to the delay of market adoption resulting in lower than anticipated sales. Accordingly, the Company completed an impairment test in accordance with the accounting policy for this asset group, which resulted in an impairment charge of $3,317,000 that was recorded in SG&A costs of which $2,645,000 was allocated to the Tier II helicopter demonstration assets and $672,000 was allocated to the exclusive distribution license. To determine the amount of the impairment charge, the Company was required to make estimates of the fair value of the assets in this group, and these estimates were based on the use of the income approach to determine the fair value of the equipment. The Company considers these assets "held and used."

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Investments in Companies Accounted for Using the Equity Method

        In March of 2014, the Company purchased 49% of the outstanding common stock of Altoy Savunma Sanayi ve Havacilik Anonim Sirketi ("Altoy"), a Turkish corporation founded in February 2014. Altoy aims to develop and manufacture high altitude long endurance, unmanned aerial platform technologies in Turkey and market and sell such technologies to the world market. Altoy is considered to be in the start-up phase with no current operations. During the year ended April 30, 2014, the Company recorded 49% of the net loss of Altoy, or $30,000, in "Other income" in the consolidated statement of earnings. At April 30, 2014, the carrying value of the investment in Altoy was $75,000 and was recorded in "Other assets, long-term."

        Summarized below is aggregated financial information for Altoy, which is accounted for under the equity method.

	April 30,
	2014	2013
	(In thousands)
Current assets	$16	$—
Long-term assets	$36	$—
Current liabilities	$69	$—
Long-term liabilities	$—	$—

Year Ended April 30, 2014
(In thousands)
Net sales	$—
Gross profit	—
Operating loss	(62)

Net loss	$(62)

8.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2014	2013
	(In thousands)
Beginning balance	$1,515	$2,872
Warranty expense	1,436	2,169
Warranty costs settled	(1,671)	(3,526)

Ending balance	$1,280	$1,515

9.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $2,757,000, $3,137,000 and $2,629,000 in contributions to the plan for the years ended April 30, 2014, 2013 and 2012, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

10.   Restructuring Charges

        On May 29, 2013 and September 26, 2013, the Company implemented two separate and unrelated organizational realignments and workforce reductions in its UAS and Efficient Energy Systems ("EES") business segments.

        The purpose of the organizational realignment and workforce reduction on May 29, 2013, within the Company's UAS and EES business segments, was to enhance the Company's focus on new product introductions and the adoption of new solutions designed to support the Company's long-term growth plans. The workforce reduction was necessitated by continuing delays in U.S. government procurements from the Company's UAS business segment and delays in the growth of plug-in electric vehicle adoption and associated recharging solution sales in the Company's EES business segment. The cost of the organizational realignment and workforce reduction was approximately $1,100,000, consisting primarily of severance payments. The Company recorded this charge in its fiscal first quarter ended July 27, 2013. Of the $1,100,000 recorded during the first quarter, approximately $1,000,000 was recorded in cost of sales and approximately $100,000 was recorded in SG&A costs. Of the approximately $1,000,000 recorded in cost of sales, approximately $700,000 related to UAS and approximately $300,000 related to EES. The Company does not report SG&A costs by segment as the CODM only reviews the revenue and gross margin results for each of these segments when making resource allocation decisions.

        The purpose of the organizational realignment and workforce reduction on September 26, 2013, within the Company's UAS business segment, was to address shifts in the UAS segment's business mix and align the skills within the UAS business segment more closely with market requirements to support ongoing programs and emerging growth opportunities. The cost of the organizational realignment and workforce reduction was approximately $700,000, consisting primarily of severance payments recorded in cost of sales. The Company recorded this charge in its fiscal second quarter ended October 26, 2013.

11.   Stock-Based Compensation

        For the years ended April 30, 2014, 2013 and 2012, the Company recorded stock-based compensation expense of approximately $3,622,000, $3,470,000 and $3,196,000, respectively.

        On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan, or 2006 Plan, effective January 21, 2007, for officers, directors, key employees and consultants. On September 29, 2011, the stockholders of the Company approved an amendment and restatement of the 2006 Plan, or Restated 2006 Plan. Under the Restated 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of the compensation committee, which consists of outside directors. A maximum of 4,884,157 shares of stock may be issued pursuant to awards under the Restated 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 2,000,000. A maximum of $5,000,000 may be paid in cash as a performance-based award during any twelve month period. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The Company had an equity incentive plan, or 2002 Plan, for officers, directors and key employees. Under the 2002 Plan, incentive stock options or nonqualified stock options were granted, as determined by the administrator at the time of grant. Stock purchase rights were also granted under the 2002 Plan. Options under the 2002 Plan were granted at their fair market value (as determined by the board of directors). The options became exercisable at various times over a five-year period from the grant date. The 2002 Plan was terminated on the effective date of the 2006 Plan. Awards outstanding under the 2002 Plan remain outstanding and exercisable; no additional awards may be made under the 2002 Plan.

        The Company had a 1992 nonqualified stock option plan, or 1992 Plan, for certain officers and key employees. Options under the 1992 Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable at various times over a five-year period from the grant date. The 1992 Plan expired in August 2002.

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2014, 2013 and 2012:

	Year Ended April 30,
	2014	2013	2012
Expected term (in years)	6.08	6.00	5.46
Expected volatility	45.61%	45.94%	26.75%
Risk-free interest rate	1.64%	0.92%	1.40%
Expected dividend	—	—	—
Weighted average fair value at grant date	$10.61	$8.44	$8.01

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the stock option plans at April 30, 2014, 2013 and 2012, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2011	535,410	$23.51	368,059	$2.81	319,573	$0.49

Options granted	175,000	29.28	—	—	—	—
Options exercised	(18,200)	21.88	(43,073)	2.91	(80,263)	0.51
Options canceled	—	—	—	—	—	—

Outstanding at April 30, 2012	692,210	25.01	324,986	2.80	239,310	0.49

Options granted	203,000	19.07	—	—	—	—
Options exercised	(3,000)	20.75	(147,597)	1.39	(57,741)	0.38
Options canceled	—	—	—	—	—	—

Outstanding at April 30, 2013	892,210	23.67	177,389	3.98	181,569	0.52

Options granted	125,000	23.39	—	—	—	—
Options exercised	(261,900)	24.45	(121,841)	2.25	(76,490)	0.42
Options canceled	(42,200)	26.05	(7,037)	11.79	—	—

Outstanding at April 30, 2014	713,110	23.20	48,511	7.18	105,079	0.59

Options exercisable at April 30, 2014	301,910	$23.10	48,511	$7.18	105,079	$0.59

        The total intrinsic value of all options exercised during the years ended April 30, 2014, 2013 and 2012 was approximately $9,220,000, $4,329,000, and $3,610,000, respectively. The intrinsic value of all options outstanding at April 30, 2014 and 2013 was $12,314,000 and $6,369,000, respectively. The intrinsic value of all exercisable options at April 30, 2014 and 2013 was $7,998,000 and $6,149,000, respectively.

        A summary of the status of the Company's non-vested stock options as of April 30, 2014 and the year then ended is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2013	434,900	$7.91
Granted	125,000	10.61
Expired	—	—
Canceled	(28,800)	8.64
Vested	(119,900)	7.66

Non-vested at April 30, 2014	411,200	$8.75

        As of April 30, 2014, there was approximately $9,662,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately four years.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The weighted average fair value of options issued for the years ended April 30, 2014, 2013 and 2012 was $10.61, $8.44 and $8.01, respectively. The total fair value of shares vesting during the years ended April 30, 2014, 2013 and 2012 was $2,168,000, $2,477,000 and $1,654,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2014, 2013 and 2012 were approximately $6,709,000, $289,000 and $565,000, respectively. The tax benefit realized from stock-based compensation during the years ended April 30, 2014, 2013 and 2012 was approximately $2,953,000, $1,490,000, and $1,428,000, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2014:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2014		Weighted Average Exercise Price	As of April 30, 2014	Weighted Average Exercise Price
$ 0.59	105,079	5.37	$0.59	105,079	$0.59
2.13	23,176	1.47	2.13	23,176	2.13
11.79	25,335	2.40	11.79	25,335	11.79
18.07-24.65	483,710	6.40	20.67	242,510	21.62
25.77-32.19	229,400	7.69	28.54	59,400	29.13

$ 0.59-32.19	866,700	6.37	$19.56	455,500	$16.21

        The remaining weighted average contractual life of exercisable options at April 30, 2014 was 4.53 years.

        Information related to the Company's restricted stock awards at April 30, 2014 and for the year then ended is as follows:

	Restated 2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2013	383,237	$23.32
Stock granted	128,500	24.48
Stock vested	(82,955)	26.16
Stock canceled	(35,869)	24.20

Unvested stock at April 30, 2014	392,913	$23.02

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Information related to the Company's restricted stock units at April 30, 2014 and for the year then ended is as follows:

	Restated 2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested restricted stock units at April 30, 2013	14,926	$24.28
Restricted stock units granted	—	—
Restricted stock units vested	(14,251)	24.28
Restricted stock units canceled	(675)	24.28

Unvested restricted stock units at April 30, 2014	—	$—

12.   Long-Term Incentive Awards

        During each of the years ended April 30, 2014, 2013 and 2012, the Company granted a three-year performance award under the Restated 2006 Plan to key employees. The performance period for each three-year award is the three-year period ending April 30, 2016, 2015 and 2014, respectively. A target payout was established at the beginning of the performance period. The actual payout at the end of the performance period will be calculated based upon the Company's achievement of revenue and operating profit growth. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

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

        During the years ended April 30, 2014, 2013 and 2012, the Company recorded compensation expense for the long-term incentive awards of $160,000, $194,000 and $441,000, respectively. At April 30, 2014 and 2013, the Company had an accrued liability of $0 for outstanding awards. The maximum compensation expense that may be recorded for outstanding awards is $11,762,000.

13.   Income Taxes

        The Company has reclassified $1,861,000 previously presented as an uncertain tax position liability on the April 30, 2013 balance sheet and has netted such amount against the related deferred asset in the accompanying balance sheet to be consistent with the 2014 presentation.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2014	2013	2012
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(17.0)	1.6	(0.3)
R&D and other tax credits	(21.5)	(29.6)	(3.4)
Valuation allowance	8.7	—	—
Uncertain tax position adjustment	4.4	(6.7)	—
Other	(1.7)	2.9	(1.2)

Effective income tax rate	7.9%	3.2%	30.1%

        The components of the provision for income taxes are as follows (in thousands):

	Year ended April 30,
	2014	2013	2012
Current:
Federal	$4,307	$(3,818)	$12,814
State	(1,879)	(1,527)	1,651

	2,428	(5,345)	14,465
Deferred:
Federal	(1,694)	5,178	(187)
State	(854)	514	(1,134)

	(2,548)	5,692	(1,321)
Change in valuation allowance	1,298	—	(57)

Total income tax expense	$1,178	$347	$13,087

        Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2014	2013
Deferred income tax assets:
Accrued expenses	$6,459	$6,266
Allowances, reserves, and other	2,547	2,399
Fixed asset basis	196	—
Capital loss and credit carry-forwards	6,293	3,699
Intangibles basis	276	—

Total deferred income tax assets	15,771	12,364

Deferred income tax liabilities:
Unrealized gain on securities	(2,714)	(1,811)
Fixed asset basis	—	(1,642)

Total deferred income tax liabilities	(2,714)	(3,453)

Valuation allowance	(1,298)	—

Net deferred tax assets	$11,759	$8,911

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At April 30, 2014 the Company recorded a valuation allowance of $1,298,000 against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years.

        At April 30, 2014 the Company had state credit carryforwards of $11,292,000 that do not expire and federal tax credit carryforwards of $1,615,000 that expire in 2044.

        At April 30, 2014 and 2013, the Company had approximately $6,334,000 and $5,083,000, respectively, of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that none of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2014 and 2013 (in thousands):

	April 30,
	2014	2013
Balance as of May 1	$5,083	$4,507
Increases related to prior year tax positions	775	539
Decreases related to prior year tax positions	—	(19)
Increases related to current year tax positions	1,050	1,141
Decreases related to lapsing of statute of limitations	(574)	(1,085)

Balance as of April 30	$6,334	$5,083

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2014 and 2013, the Company had accrued approximately $233,000 and $238,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2011, 2012 and 2013 remain open to examination by the IRS for federal income taxes. The tax years 2008 to 2013 remain open for major state taxing jurisdictions.

14.   Changes in Accounting Estimates

        During the years ended April 30 2014, 2013 and 2012, the Company revised its estimates at completion of various fixed-price contracts which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. The changes in estimates resulted in cumulative catch-up adjustments to increase income from continuing operations for the years ended April 30, 2014, 2013 and 2012 in the amounts of $362,000, $1,768,000 and $3,065,000, respectively. The changes in estimates resulted in cumulative catch-up adjustments to increase net income for the years ended April 30, 2014, 2013 and 2012 in the amounts of $223,000, $1,081,000 and $1,870,000, respectively. The impact on basic earnings per share for the years ended April 30, 2014, 2013 and 2012 was an increase of $0.01, $0.05 and $0.09 per share, respectively. The impact on diluted earnings per share for the years ended April 30, 2014, 2013 and 2012 was an increase of $0.01, $0.05 and $0.08 per share, respectively.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

15.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $96,000, $172,000 and $210,000 during the years ended April 30, 2014, 2013 and 2012, respectively, for consulting services independent of his board service.

        During the year ended April 30, 2012, the Company purchased materials in the amount of $3,433,000 from a vendor with a common board member. The purchases were made in the ordinary course of business at prices the Company considers to be at fair market values.

16.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2015	$3,667
2016	3,136
2017	2,275
2018	1,583
2019	1,484
Thereafter	2,809

$14,954

        Rental expense under operating leases was approximately $4,981,000, $4,349,000 and $3,995,000 for the years ended April 30, 2014, 2013 and 2012, respectively.

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

17.   Segment Data

        The Company's product segments are as follows:

  •
  Unmanned Aircraft Systems—The UAS segment focuses primarily on the design, development, production, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other mission effects to increase the security and effectiveness of the operations of the Company's customers.

  •
  Efficient Energy Systems—The EES segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

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

        The segment results are as follows (in thousands):

	Year Ended April 30,
	2014	2013	2012
Revenue:
UAS	$208,810	$194,276	$273,728
EES	42,893	45,876	51,280

Total	251,703	240,152	325,008
Cost of sales:
UAS	127,992	115,194	157,663
EES	30,098	32,422	38,012

Total	158,090	147,616	195,675

Gross margin:
UAS	80,818	79,082	116,065
EES	12,795	13,454	13,268

Total	93,613	92,536	129,333

Selling, general and administrative	55,679	51,520	55,280
Research and development	25,515	37,214	30,977

Income from operations	12,419	3,802	43,076
Interest income	855	726	462
Other income	1,622	6,245	—

Income before income taxes	$14,896	$10,773	$43,538

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

  Geographic Information

        Sales to non-U.S. customers accounted for 14%, 15% and 5% of revenue for each of the fiscal years ended April 30, 2014, 2013 and 2012, respectively.

18.  Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2014. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 27, 2013	October 26, 2013		January 25, 2014	April 30, 2014
	(In thousands except per share data)
Year ended April 30, 2014
Revenue	$44,117 (1)	$64,867		$69,221	$73,498
Gross margin	$12,545 (2)	$23,878	(3)	$27,052	$30,138
Net (loss) income	$(7,210)	$1,655		$11,216	$8,057	(4)
Net (loss) income per share—basic	$(0.32)	$0.07		$0.50	$0.36
Net (loss) income per share—diluted	$(0.32)	$0.07		$0.49	$0.35

	Three Months Ended
	July 28, 2012	October 27, 2012	January 26, 2013		April 30, 2013
	(In thousands except per share data)
Year ended April 30, 2013
Revenue	$58,677	$80,278	$47,087	(5)	$54,110
Gross margin	$19,505	$35,636	$19,673	(6)	$17,722
Net (loss) income	$(1,386)	$8,738	$3,869	(6)(7)	$(795)
Net (loss) income per share—basic(8)	$(0.06)	$0.40	$0.17		$(0.04)
Net (loss) income per share—diluted(8)	$(0.06)	$0.39	$0.17		$(0.04)

(1)
Includes $2.3 million of revenue for the termination settlement for the Global Observer Joint Capability Technology Demonstration contract.

(2)
Includes $1.0 million in severance costs related to the organizational realignment and workforce reduction on May 29, 2013, within the Company's UAS and EES business segments—see Note 10 for additional information.

(3)
Includes $0.7 million in severance costs related to the organizational realignment and workforce reduction on September 26, 2013, within the Company's UAS business segment—see Note 10 for additional information.

(4)
Includes $3.3 million in pre-tax impairment charges related to Tier II assets—see Note 6 for additional information.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
Includes $2.1 million reimbursement of costs for the Global Observer Joint Capability Technology Demonstration contract.

(6)
Includes $4.3 million for a change in estimate of the annual incentive bonus plan accrual and as a result reversed expense recorded in previous quarters.

(7)
Includes $2.9 million reduction to income tax expense for a change in estimate of the effective income tax rate. Also includes $2.1 million in R&D expense for the procurement of government property from the Global Observer Joint Capability Technology Demonstration contract.

(8)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2012	$639	$282	$—	$—	$921
2013	$921	$15	$—	$—	$936
2014	$936	$(6)	$—	$(139)	$791
Warranty reserve for the year ended April 30:
2012	$1,127	$4,284	$—	$(2,539)	$2,872
2013	$2,872	$2,169	$—	$(3,526)	$1,515
2014	$1,515	$1,436	$—	$(1,671)	$1,280
Reserve for inventory excess and obsolescence for the year ended April 30:
2012	$1,241	$2,056	$—	$(543)	$2,754
2013	$2,754	$1,461	$—	$(344)	$3,871
2014	$3,871	$2,187	$—	$(2,824)	$3,234
Reserve for self-insured medical claims for the year ended April 30:
2012	$898	$9,082	$—	$(8,532)	$1,448
2013	$1,448	$8,065	$—	$(7,970)	$1,543
2014	$1,543	$8,908	$—	$(9,170)	$1,281

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2014, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (1992 framework) (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2014 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2014 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Internal Control over Financial Reporting

        There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc.'s internal control over financial reporting as of April 30, 2014, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). AeroVironment Inc.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. maintained, in all material respects, effective internal control over financial reporting as of April 30, 2014, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2014 of AeroVironment, Inc. and subsidiaries and our report dated July 8, 2014 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
July 8, 2014

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

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

        The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2014 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2014 and 2013

  •
  Consolidated Statements of Income for the Years ended April 30, 2014, 2013 and 2012

  •
  Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2014, 2013 and 2012

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2014, 2013 and 2012

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2014, 2013 and 2012

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

  3.    Exhibits

        See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3(2)	Second Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(3)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(4)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2012
10.10#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan

Exhibit Number	Exhibit
10.11#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(5)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13(6)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto
10.14(7)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto
10.15(7)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.16(8)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.17(8)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.18(8)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.19†(3)	AV Direct Project Request, dated July 7, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.20†(3)	Award Contract, dated December 22, 2005, between AeroVironment, Inc. and Marine Corps System Command
10.21†(9)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.22†(3)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.23†(3)	Award Contract, dated January 2, 2004, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.24†(10)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.25†(11)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended
10.26#(2)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.27(12)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.28#(12)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.29#(13)	Amendment No. 3 to Standard Consulting Agreement, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.30#(13)	Task Order FY13-001, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.31#(13)	Relocation agreement, effective February 21, 2013, between AeroVironment, Inc. and Wahid Nawabi
10.32#(3)	Retiree Medical Plan
10.33†(14)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.34†(15)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
10.35†(16)	Contract modification P00015 dated September 5, 2013 under the base contract with the US Army Contracting Command—Redstone Arsenal (Missile) dated August 30, 2012
10.36	Letter agreement dated April 29, 2014, between AeroVironment, Inc. and Thomas E. Herring
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm

Exhibit Number	Exhibit
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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

(4)
Incorporated by reference to the exhibits to the Company's Form 8-K filed on October 5, 2011 (File No. 001-33261).

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

(6)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 29, 2007 (File No. 001-33261).

(7)
Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(8)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).

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

(11)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2008 (File No. 001-33261).

(12)
Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed December 22, 2009 (File No. 001-33261).

(13)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 26, 2013 (File No. 001-33261).

(14)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 10, 2008 (File No. 001-33261).

(15)
Incorporated by reference to the exhibits to the registrant's Form 8-K filed on October 5, 2011 (File No. 001-33261).

(16)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed November 27, 2013 (File No. 001-33261).

†
Confidential treatment has been granted for portions of this exhibit.

#
Indicates management contract or compensatory plan.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.
Date: July 8, 2014		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

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

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	July 8, 2014
/s/ JIKUN KIM Jikun Kim	Chief Financial Officer (Principal Financial and Accounting Officer)	July 8, 2014
/s/ JOSEPH F. ALIBRANDI Joseph F. Alibrandi	Director	July 8, 2014
/s/ EDWARD R. MULLER Edward R. Muller	Director	July 8, 2014
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	July 8, 2014

Name	Title	Date

/s/ STEPHEN F. PAGE Stephen F. Page	Director	July 8, 2014
/s/ CHARLES R. HOLLAND Charles R. Holland	Director	July 8, 2014
/s/ CHARLES T. BURBAGE Charles T. Burbage	Director	July 8, 2014