Form 10-Q
period 2014-08-02
AeroVironment Inc
filed 2014-09-04
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2014

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

As of August 22, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,356,556.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	August 2, 2014	April 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$148,052	$126,969
Short-term investments	76,840	70,639
Accounts receivable, net of allowance for doubtful accounts of $626 at August 2, 2014 and $791 at April 30, 2014	23,213	31,739
Unbilled receivables and retentions	7,658	10,929
Inventories, net	46,441	50,699
Income tax receivable	3,460	6,584
Deferred income taxes	4,747	5,038
Prepaid expenses and other current assets	3,320	4,260
Total current assets	313,731	306,857
Long-term investments	39,315	50,505
Property and equipment, net	17,897	19,997
Deferred income taxes	6,689	6,721
Other assets	971	874
Total assets	$378,603	$384,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,125	$13,906
Wages and related accruals	9,282	14,083
Customer advances	4,781	2,984
Other current liabilities	5,861	6,762
Total current liabilities	33,049	37,735
Deferred rent	1,286	1,239
Liability for uncertain tax positions	3,513	3,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 23,356,556 at August 2, 2014 and 23,176,576 at April 30, 2014	2	2
Additional paid-in capital	145,497	143,648
Accumulated other comprehensive loss	(215)	(263)
Retained earnings	195,471	199,080
Total stockholders’ equity	340,755	342,467
Total liabilities and stockholders’ equity	$378,603	$384,954

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 2,	July 27,
	2014	2013

Revenue:
Product sales	$42,811	$27,174
Contract services	9,055	16,943
	51,866	44,117
Cost of sales:
Product sales	30,797	20,555
Contract services	7,015	11,017
	37,812	31,572
Gross margin:
Product sales	12,014	6,619
Contract services	2,040	5,926
	14,054	12,545
Selling, general and administrative	13,403	12,459
Research and development	7,124	7,190
Loss from operations	(6,473)	(7,104)
Other income (expense):
Interest income	212	205
Other income (expense), net	591	(3,394)
Loss before income taxes	(5,670)	(10,293)
Benefit for income taxes	(2,061)	(3,083)
Net loss	$(3,609)	$(7,210)
Loss per share data:
Basic	$(0.16)	$(0.32)
Diluted	$(0.16)	$(0.32)
Weighted average shares outstanding:
Basic	22,804,127	22,238,363
Diluted	22,804,127	22,238,363

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	August 2,	July 27,
	2014	2013

Net loss	$(3,609)	$(7,210)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax	48	(48)
Total comprehensive loss	$(3,561)	$(7,258)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	August 2, 2014	July 27, 2013
Operating activities
Net loss	$(3,609)	$(7,210)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	2,192	2,185
Provision for doubtful accounts	(141)	122
Deferred income taxes	291	(23)
Realized gain on sale of equity securities	(473)	—
Stock-based compensation	846	910
Foreign currency losses	183	—
(Increase) decrease in fair value of conversion feature of convertible bonds	(393)	3,391
Tax benefit from exercise of stock options	11	28
Excess tax benefit from stock-based compensation	(313)	—
Changes in operating assets and liabilities:
Accounts receivable	8,667	44
Unbilled receivables and retentions	3,271	1,585
Inventories	4,258	(6,102)
Income tax receivable	3,124	(3,035)
Other assets	780	538
Accounts payable	(781)	(2,599)
Other liabilities	(3,545)	(3,010)
Net cash provided by (used in) operating activities	14,368	(13,176)
Investing activities
Acquisitions of property and equipment	(29)	(4,457)
Net (purchases) redemptions of held-to-maturity investments	(2,924)	6,442
Net sales of available-for-sale investments	8,676	175
Net cash provided by investing activities	5,723	2,160
Financing activities
Excess tax benefit from exercise of stock options	313	—
Exercise of stock options	679	23
Net cash provided by financing activities	992	23
Net increase (decrease) in cash and cash equivalents	21,083	(10,993)
Cash and cash equivalents at beginning of period	126,969	75,332
Cash and cash equivalents at end of period	$148,052	$64,339

Supplemental disclosure:
Unrealized (gain) loss on available-for-sale investments recorded in other comprehensive loss, net of deferred taxes of $(32) and $32, respectively	$(48)	$48

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 2, 2014, are not necessarily indicative of the results for the full year ending April 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2014, included in the Company’s Annual Report on Form 10-K.

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

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
	August 2, 2014	July 27, 2013
Denominator for basic loss per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,804,127	22,238,363
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	—	—
Denominator for diluted loss per share	22,804,127	22,238,363

Due to the net loss for the three months ended August 2, 2014 and July 27, 2013, no shares reserved for issuance upon exercise of stock options, restricted stock units or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board (“FASB”), issued Accounting Standards Update (“ASU”), No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity’s operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2016 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2. Investments

Investments consist of the following (in thousands):

	August 2, 2014	April 30, 2014
Short-term investments:
Held-to-maturity securities:
Municipal securities	$68,340	$69,898
U.S. government securities	7,065	—
Certificates of deposit	1,435	741
Total short-term investments	$76,840	$70,639
Long-term investments:
Held-to-maturity securities:
Municipal securities	$23,670	$29,759
U.S. government securities	3,509	—
Certificates of deposit	3,194	3,889
Total held-to-maturity investments	30,373	33,648
Available-for-sale securities:
Auction rate securities	2,738	5,683
Convertible bond	6,204	5,865
Equity securities	—	5,309
Total available-for-sale investments	8,942	16,857
Total long-term investments	$39,315	$50,505

Held-To-Maturity Securities

As of August 2, 2014 and April 30, 2014, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of August 2, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$92,010	$65	$(7)	$92,068
U.S. government securities	10,574	—	(2)	10,572
Certificates of deposit	4,629	—	—	4,629
Total held-to-maturity investments	$107,213	$65	$(9)	$107,269

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$99,657	$65	$(9)	$99,713
Certificates of deposit	4,630	—	—	4,630
Total held-to-maturity investments	$104,287	$65	$(9)	$104,343

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at August 2, 2014, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$76,840	$76,887
Due after one year through three years	30,373	30,382
Total	$107,213	$107,269

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Available-For-Sale Securities

Auction Rate Securities

As of August 2, 2014 and April 30, 2014, the entire balance of available-for-sale, auction rate securities, consisted of two and three investment grade auction rate municipal bonds, respectively, with maturities ranging from 5 to 20 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on August 2, 2014, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of August 2, 2014. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of August 2, 2014, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of August 2, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,200	$—	$(462)	$2,738
Total available-for-sale investments	$3,200	$—	$(462)	$2,738

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,575	$—	$(892)	$5,683
Total available-for-sale investments	$6,575	$—	$(892)	$5,683

The amortized cost and fair value of the auction rate securities by contractual maturity at August 2, 2014, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,200	$1,129
Due after 10 years	2,000	1,609
Total	$3,200	$2,738

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Convertible Bonds

As of August 2, 2014, the entire balance of available-for-sale convertible bonds consisted of one convertible bond. The convertible bond was issued by CybAero AB (“CybAero”), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. The bond is in the amount of 10 million Swedish Kronor (“SEK”) and is convertible into 1,062,699 CybAero shares at the conversion price of 9.41 SEK per share. The maturity date of the bond is November 30, 2017 and bears an annual interest rate of 5%.

CybAero can prepay the bond with three months’ notice to the Company and the Company may exercise its conversion right during such three-month period. If certain conditions are satisfied after November 30, 2015, CybAero can require the Company to convert the bond in its entirety into CybAero shares.

The convertible bond contains an embedded conversion feature which is bifurcated from the bond. The change in the fair value of the embedded conversion feature is recorded in other income in the statement of operations. Unrealized gains and losses of the bond are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.

On August 11, 2014, the Company exercised its conversion right and notified CybAero that it will convert the bond into 1,062,699 CybAero common shares at the conversion price of 9.41 SEK.  CybAero has 30 days to register and deliver the common shares to the Company.  The conversion will be reflected in the unaudited consolidated financial statements for the three and six months ending November 1, 2014.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds as of August 2, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bond	$1,519	$4,685	$—	$6,204
Total available-for-sale investments	$1,519	$4,685	$—	$6,204

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bond as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Convertible bond	$1,519	$4,346	$—	$5,865
Total available-for-sale investments	$1,519	$4,346	$—	$5,865

The amortized cost and fair value of the convertible bond by contractual maturity at August 2, 2014, is as follows (in thousands):

	Cost	Fair Value
Due within five years	$1,519	$6,204
Total	$1,519	$6,204

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at August 2, 2014, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,738	$2,738
Convertible bonds	—	4,643	1,561	6,204
Total	$—	$4,643	$4,299	$8,942

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2014	$7,297
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	377
Purchases, issuances and settlements, net	(3,375)
Balance at August 2, 2014	$4,299
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at August 2, 2014	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of August 2, 2014, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.11%, estimated redemption periods of 5 to 20 years and discount rates of 5.6% to 19.7%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

The bond component of the convertible bond is considered a level 3 asset and was valued using a discounted cash flow model. The analysis considers, among other items, the creditworthiness of the counterparty, the timing of expected future cash flows, and the maturity of the bond. As of August 2, 2014, the inputs used in the Company’s discounted cash flow analysis included a coupon rate of 5.0%, estimated redemption period of 3.4 years and a discount rate of 4.7%.

As of August 2, 2014, the embedded conversion feature of the convertible bond was valued using a binomial option pricing model, which uses inputs such as CybAero’s stock price of 37.70 SEK, contractual term of 3.4 years, conversion price of 9.41 SEK, volatility of 45% and a risk-free interest rate of 0.54%.

4. Inventories, net

Inventories consist of the following (in thousands):

	August 2, 2014	April 30, 2014
Raw materials	$14,231	$15,102
Work in process	5,801	7,542
Finished goods	29,631	31,289
Inventories, gross	49,663	53,933
Reserve for inventory obsolescence	(3,222)	(3,234)
Inventories, net	$46,441	$50,699

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred.  The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended August 2, 2014 and July 27, 2013 (in thousands):

	Three Months Ended
	August 2,	July 27,
	2014	2013

Beginning balance	$1,280	$1,515
Warranty expense	382	486
Warranty costs incurred	(389)	(310)
Ending balance	$1,273	$1,691

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2014	$(263)	$(263)
Unrealized income	80	80
Income taxes	(32)	(32)
Balance as of August 2, 2014	$(215)	$(215)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $4.3 million and $10.3 million for the three months ended August 2, 2014 and July 27, 2013, respectively.

8. Restructuring Charges

On May 29, 2013, the Company implemented an organizational realignment and workforce reduction in its Unmanned Aircraft Systems (‘UAS”) and Efficient Energy Systems (“EES”) business segments.

The purpose of the organizational realignment and workforce reduction was to enhance the Company’s focus on new product introductions and the adoption of new solutions designed to support the Company’s long-term growth plans. The workforce reduction was necessitated by continuing delays in U.S. government procurements from the Company’s UAS business segment and delays in the growth of plug-in electric vehicle adoption and associated recharging solution sales in the Company’s EES business segment. The cost of the organizational realignment and workforce reduction was approximately $1.1 million, consisting primarily of severance payments of which approximately $1.0 million was recorded in cost of sales and approximately $0.1 million was recorded in selling, general and administrative, or SG&A, costs. Of the approximately $1.0 million recorded in cost of sales, approximately $0.7 million related to UAS and approximately $0.3 million related to EES. The Company does not report SG&A costs by segment as the CODM only reviews the revenue and gross margin results for each of these segments when making resource allocation decisions.

9. Income Taxes

For the three months ended August 2, 2014 and July 27, 2013, the Company recorded a benefit for income taxes of $2.1 million and $3.1 million, respectively, yielding an effective tax benefit rate of 36.3% and 30.0%, respectively. The variance from statutory tax rates for the three months ended July 27, 2013 was primarily due to federal research and development tax credits.

10. Segment Data

The Company’s product segments are as follows:

•                                          Unmanned Aircraft Systems — The UAS segment focuses primarily on the design, development, production, support and operation of innovative UAS and tactical missile systems that provide situational awareness, multi-band communications, force protection and other mission effects to increase the security and effectiveness of the operations of the Company’s customers.

•                                          Efficient Energy Systems — The EES segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

	Three Months Ended
	August 2,	July 27,
	2014	2013
Revenue:
UAS	$41,186	$35,211
EES	10,680	8,906
Total	51,866	44,117
Cost of sales:
UAS	31,015	24,599
EES	6,797	6,973
Total	37,812	31,572
Gross margin:
UAS	10,171	10,612
EES	3,883	1,933
Total	14,054	12,545
Selling, general and administrative	13,403	12,459
Research and development	7,124	7,190
Loss from operations	(6,473)	(7,104)
Other income (expense):
Interest income	212	205
Other income (expense), net	591	(3,394)
Loss before income taxes	$(5,670)	$(10,293)

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2014.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended August 2, 2014 and July 27, 2013, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended August 2, 2014 and July 27, 2013, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	August 2,	July 27,
	2014	2013

Gross favorable adjustments	$677	$25
Gross unfavorable adjustments	(773)	(165)
Net unfavorable adjustments	$(96)	$(140)

For the three months ended August 2, 2014, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on 16 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.8 million were primarily related to higher than expected costs on 37 contracts, which individually were not material.

For the three months ended July 27, 2013, favorable cumulative catch-up adjustments of $25,000 were primarily due to final cost adjustments on four contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on three contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2015 fiscal year ends on April 30, 2015 and our fiscal quarters end on August 2, 2014, November 1, 2014 and January 31, 2015.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended August 2, 2014 Compared to Three Months Ended July 27, 2013

	Three Months Ended
	August 2,	July 27,
	2014	2013
Revenue:
UAS	$41,186	$35,211
EES	10,680	8,906
Total	51,866	44,117
Cost of sales:
UAS	31,015	24,599
EES	6,797	6,973
Total	37,812	31,572
Gross margin:
UAS	10,171	10,612
EES	3,883	1,933
Total	14,054	12,545
Selling, general and administrative	13,403	12,459
Research and development	7,124	7,190
Loss from operations	(6,473)	(7,104)
Other income (expense):
Interest income	212	205
Other income (expense), net	591	(3,394)
Loss before income taxes	$(5,670)	$(10,293)

Revenue. Revenue for the three months ended August 2, 2014 was $51.9 million, as compared to $44.1 million for the three months ended July 27, 2013, representing an increase of $7.8 million, or 18%. The increase in revenue was due to an increase in product deliveries of $15.6 million, offset by lower service revenue of $7.9 million. UAS revenue increased $6.0 million, or 17%, to $41.2 million for the three months ended August 2, 2014, primarily due to higher product deliveries of $13.5 million, offset by decreases in customer-funded R&D work of $6.0 million and logistics service revenue of $1.5 million. The increase in product deliveries was primarily due to higher product deliveries of Switchblade systems and Raven gimbals.  The decrease in customer-funded R&D was primarily due to a decrease in developmental programs related to our small UAS systems and no revenue related to the Global Observer program termination cost reimbursement. The decrease in logistics service revenue was primarily due to reduced logistics services for our small UAS systems.  EES revenue increased $1.8 million, or 20%, to $10.7 million for the three months ended August 2, 2014, primarily due to increased product deliveries of our industrial fast charge systems partially offset by lower product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended August 2, 2014 was $37.8 million, as compared to $31.6 million for the three months ended July 27, 2013, representing an increase of $6.2 million, or 20%. As a percentage of revenue, cost of sales increased from 72% to 73%. The increase in cost of sales was primarily due to higher product costs of $10.2 million due to higher product deliveries, offset by lower cost of services of $4.0 million primarily due to lower customer-funded R&D work as products transitioned into low-rate production and a reduction of logistic services. UAS cost of sales increased $6.4 million, or 26%, to $31.0 million for the three months ended August 2, 2014, primarily due to an increase in sales volume. As a percentage of revenue, cost of sales for UAS increased from 70% to 75%.  EES cost of sales decreased $0.2 million, or 3%, to $6.8 million for the three months ended August 2, 2014. As a percentage of revenue, cost of sales for EES decreased from 78% to 64% primarily due to a favorable product mix.

Gross Margin. Gross margin for the three months ended August 2, 2014 was $14.1 million, as compared to $12.5 million for the three months ended July 27, 2013, representing an increase of $1.6 million, or 12%. The increase in gross margin was due to higher product margins of $5.4 million, offset by lower service revenue margins of $3.9 million. As a percentage of revenue, gross margin decreased from 28% to 27%. UAS gross margin decreased $0.4 million, or 4%, to $10.2 million for the three months ended August 2, 2014.  The decrease is primarily due to a termination settlement for our Global Observer Joint Capability Technology Demonstration contract that occurred during the three months ended July 27, 2013 that was not in the three months ended August 2, 2014 and lower margins on service-related contracts.  As a percentage of revenue, gross margin for UAS decreased from 30% to 25%. EES gross margin increased $2.0 million, or 101%, to $3.9 million for the three months ended August 2, 2014 primarily due to higher sales volume and favorable product mix.  As a percentage of revenue, EES gross margin increased from 22% to 36% primarily due to a favorable product mix.

Selling, General and Administrative.  SG&A expense for the three months ended August 2, 2014 was $13.4 million, or 26% of revenue, compared to SG&A expense of $12.5 million, or 28% of revenue, for the three months ended July 27, 2013. SG&A expense increased by $0.9 million for the three months ended August 2, 2014, primarily due to higher proposal and business development costs.

Research and Development. R&D expense for the three months ended August 2, 2014 was $7.1 million, or 14% of revenue, compared to R&D expense of $7.2 million, or 16% of revenue, for the three months ended July 27, 2013.

Interest Income. Interest income for the three months ended August 2, 2014 was $0.2 million, reflecting no change from the three months ended July 27, 2013.

Other Income.  Other income for the three months ended August 2, 2014 was $0.6 million, as compared to other expense of $3.4 million for the three months ended July 27, 2013. The increase in other income is primarily due to an increase in fair value of the embedded conversion feature of our convertible bond investment of $3.8 million.

Income Tax Benefit. Our effective income tax benefit rate was 36.3% for the three months ended August 2, 2014, as compared to an effective income benefit tax rate of 30.0% for the three months ended July 27, 2013. The increase in the effective tax benefit rate was primarily due to the expiration and subsequent exclusion of federal R&D tax credits in the rate calculation for the three months ended August 2, 2014.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of August 2, 2014 and April 30, 2014, our funded backlog was approximately $82.0 million and $65.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $22.5 million and $22.9 million as of August 2, 2014 and April 30, 2014, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the three months ended August 2, 2014 and July 27, 2013 (in thousands):

	Three Months Ended
	August 2, 2014	July 27, 2013
	(Unaudited)
Net cash provided by (used in) operating activities	$14,368	$(13,176)
Net cash provided by investing activities	$5,723	$2,160
Net cash provided by financing activities	$992	$23

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the three months ended August 2, 2014 increased by $27.6 million to $14.4 million, compared to net cash used in operating activities of $13.2 million for the three months ended July 27, 2013. This increase in net cash provided by operating activities was primarily due to a lower net loss of $3.6 million and lower working capital needs of $28.4 million, partially offset by an increase in fair value of the embedded conversion feature of our convertible bond investment of $3.8 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $3.5 million to $5.7 million for the three months ended August 2, 2014, compared to net cash provided by investing activities of $2.2 million for the three months ended July 27, 2013. The increase in net cash provided by investing activities was primarily due to lower acquisitions of property and equipment of $4.4 million offset by a decrease in net purchases of investments of $0.9 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $1.0 million for the three months ended August 2, 2014, compared to net cash provided by financing activities of $23,000 for the three months ended July 27, 2013.  The increase was due to higher cash received from exercises of stock options of $0.7 million and higher excess tax benefits of $0.3 million.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2014.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended August 2, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits from time to time in the ordinary course of business.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2014.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

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

Date: September 3, 2014		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)