Form 10-Q
period 2014-11-01
AeroVironment Inc
filed 2014-11-26
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2014

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

As of November 14, 2014, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,321,876.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of November 1, 2014 (Unaudited) and April 30, 2014	3
	Consolidated Statements of Operations for the three and six months ended November 1, 2014 (Unaudited) and October 26, 2013 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended November 1, 2014 (Unaudited) and October 26, 2013 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended November 1, 2014 (Unaudited) and October 26, 2013 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	November 1, 2014	April 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$126,339	$126,969
Short-term investments	81,120	70,639
Accounts receivable, net of allowance for doubtful accounts of $635 at November 1, 2014 and $791 at April 30, 2014	31,096	31,739
Unbilled receivables and retentions	7,103	10,929
Inventories, net	51,804	50,699
Income tax receivable	4,876	6,584
Deferred income taxes	4,996	5,038
Prepaid expenses and other current assets	4,233	4,260
Total current assets	311,567	306,857
Long-term investments	49,718	50,505
Property and equipment, net	16,889	19,997
Deferred income taxes	7,118	6,721
Other assets	837	874
Total assets	$386,129	$384,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$18,988	$13,906
Wages and related accruals	9,889	14,083
Customer advances	4,655	2,984
Other current liabilities	9,709	6,762
Total current liabilities	43,241	37,735
Deferred rent	1,231	1,239
Liability for uncertain tax positions	3,513	3,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 23,324,276 at November 1, 2014 and 23,176,576 at April 30, 2014	2	2
Additional paid-in capital	146,431	143,648
Accumulated other comprehensive loss	(859)	(263)
Retained earnings	192,570	199,080
Total stockholders’ equity	338,144	342,467
Total liabilities and stockholders’ equity	$386,129	$384,954

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2014	2013	2014	2013

Revenue:
Product sales	$42,874	$51,537	$85,685	$78,711
Contract services	9,790	13,330	18,845	30,273
	52,664	64,867	104,530	108,984
Cost of sales:
Product sales	27,779	32,143	58,576	52,698
Contract services	7,014	8,846	14,029	19,863
	34,793	40,989	72,605	72,561
Gross margin:
Product sales	15,095	19,394	27,109	26,013
Contract services	2,776	4,484	4,816	10,410
	17,871	23,878	31,925	36,423
Selling, general and administrative	13,470	13,084	26,873	25,543
Research and development	8,531	6,861	15,655	14,051
(Loss) income from operations	(4,130)	3,933	(10,603)	(3,171)
Other income (expense):
Interest income	193	195	405	400
Other (expense) income	(583)	(2,307)	8	(5,701)
(Loss) income before income taxes	(4,520)	1,821	(10,190)	(8,472)
(Benefit) provision for income taxes	(1,619)	166	(3,680)	(2,917)
Net (loss) income	$(2,901)	$1,655	$(6,510)	$(5,555)
(Loss) earnings per share data:
Basic	$(0.13)	$0.07	$(0.29)	$(0.25)
Diluted	$(0.13)	$0.07	$(0.29)	$(0.25)
Weighted average shares outstanding:
Basic	22,878,410	22,273,629	22,840,465	22,256,292
Diluted	22,878,410	22,697,590	22,840,465	22,256,292

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2014	2013	2014	2013

Net (loss) income	$(2,901)	$1,655	$(6,510)	$(5,555)
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(644)	77	(596)	29
Total comprehensive (loss) income	$(3,545)	$1,732	$(7,106)	$(5,526)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	November 1, 2014	October 26, 2013
Operating activities
Net loss	$(6,510)	$(5,555)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	4,303	4,504
Provision for doubtful accounts	(105)	309
Deferred income taxes	42	(233)
Realized gain on sale of equity securities	(347)	—
Stock-based compensation	1,745	1,840
Foreign currency losses	281	—
(Increase) decrease in fair value of conversion feature of convertible bonds	(73)	5,711
Tax benefit from exercise of stock options	11	151
Excess tax benefit from stock-based compensation	(348)	—
Changes in operating assets and liabilities:
Accounts receivable	748	(16,777)
Unbilled receivables and retentions	3,826	4,048
Inventories	(1,105)	1,932
Income tax receivable	1,708	3,657
Other assets	(61)	9
Accounts payable	5,082	(4,370)
Other liabilities	764	(4,899)
Net cash provided by (used in) operating activities	9,961	(9,673)
Investing activities
Acquisitions of property and equipment	(1,070)	(6,047)
Acquisitions of distribution and licensing rights	—	(750)
Net (purchases) redemptions of held-to-maturity investments	(19,586)	6,934
Net sales of available-for-sale investments	9,038	175
Net cash (used in) provided by investing activities	(11,618)	312
Financing activities
Excess tax benefit from exercise of stock options	348	—
Exercise of stock options	679	155
Net cash provided by financing activities	1,027	155
Net decrease in cash and cash equivalents	(630)	(9,206)
Cash and cash equivalents at beginning of period	126,969	75,332
Cash and cash equivalents at end of period	$126,339	$66,126

Supplemental disclosure:
Unrealized loss (gain) on available-for-sale investments recorded in other comprehensive (loss) income, net of deferred taxes of $397 and $(18), respectively	$596	$(29)

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended November 1, 2014, are not necessarily indicative of the results for the full year ending April 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2014, included in the Company’s Annual Report on Form 10-K.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of November 1, 2014 and April 30, 2014, the Company had $4.7 million and $2.1 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on U.S. government cost reimbursable contracts. For the three and six months ended November 1, 2014, the Company recorded $2.6 million of expense in cost of sales for these contract-related reserves.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options, shares of unvested restricted stock and restricted stock units.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Six Months Ended
	November 1, 2014	October 26, 2013	November 1, 2014	October 26, 2013
Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,878,410	22,273,629	22,840,465	22,256,292
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	—	423,961	—	—
Denominator for diluted (loss) earnings per share	22,878,410	22,697,590	22,840,465	22,256,292

Due to the net loss for the three months ended November 1, 2014 and the six months ended November 1, 2014 and October 26, 2013, no shares reserved for issuance upon exercise of stock options, restricted stock units or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. During the three months ended October 26, 2013, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended October 26, 2013 was approximately 29,000.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	November 1, 2014	April 30, 2014
Short-term investments:
Held-to-maturity securities:
Municipal securities	$62,480	$69,898
U.S. government securities	10,555	—
Certificates of deposit	3,883	741
Total held-to-maturity investments	76,918	70,639
Available-for-sale securities:
Equity securities	4,202	—
Total short-term investments	$81,120	$70,639
Long-term investments:
Held-to-maturity securities:
Municipal securities	$40,173	$29,759
U.S. government securities	6,040	—
Certificates of deposit	744	3,889
Total held-to-maturity investments	46,957	33,648
Available-for-sale securities:
Auction rate securities	2,761	5,683
Convertible bond	—	5,865
Equity securities	—	5,309
Total available-for-sale investments	2,761	16,857
Total long-term investments	$49,718	$50,505

Held-To-Maturity Securities

As of November 1, 2014 and April 30, 2014, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of November 1, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$102,653	$37	$(30)	$102,660
U.S. government securities	16,595	12	—	16,607
Certificates of deposit	4,627	—	—	4,627
Total held-to-maturity investments	$123,875	$49	$(30)	$123,894

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$99,657	$65	$(9)	$99,713
Certificates of deposit	4,630	—	—	4,630
Total held-to-maturity investments	$104,287	$65	$(9)	$104,343

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at November 1, 2014, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$76,918	$76,942
Due after one year through three years	46,957	46,952
Total	$123,875	$123,894

Available-For-Sale Securities

Auction Rate Securities

As of November 1, 2014 and April 30, 2014, the entire balance of available-for-sale, auction rate securities, consisted of two and three investment grade auction rate municipal bonds, respectively, with maturities ranging from 5 to 20 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on November 1, 2014, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of November 1, 2014. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of November 1, 2014, the Company did not consider these investments to be other-than-temporarily impaired.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of November 1, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,200	$—	$(439)	$2,761
Total available-for-sale investments	$3,200	$—	$(439)	$2,761

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,575	$—	$(892)	$5,683
Total available-for-sale investments	$6,575	$—	$(892)	$5,683

The amortized cost and fair value of the auction rate securities by contractual maturity at November 1, 2014, were as follows (in thousands):

	Cost	Fair Value

Due after five through 10 years	$1,200	$1,142
Due after 10 years	2,000	1,619
Total	$3,200	$2,761

Convertible Bonds

As of November 1, 2014 the Company does not have any convertible bonds outstanding.  On August 11, 2014, the Company exercised its conversion right on its remaining convertible bond and the bond was converted into 1,062,699 CybAero common shares at the conversion price of 9.41 Swedish Kronor (“SEK”). The bond was in the amount of 10 million SEK.  The maturity date of the bond was November 30, 2017.

Equity Securities

As of November 1, and April 30, 2014, the entire balance of available-for-sale equity securities consisted of CybAero common shares. The shares are classified as available-for-sale. During the three and six months ended November 1, 2014, the Company realized gains of $0.2 million and $4.1 million, respectively, on the sale of CybAero shares.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the equity securities as of November 1, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities	$5,257	$—	$(1,055)	$4,202
Total available-for-sale investments	$5,257	$—	$(1,055)	$4,202

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at November 1, 2014, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,761	$2,761
Equity securities	4,202	—	—	4,202
Total	$4,202	$—	$2,761	$6,963

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2014	$7,297
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	(1,161)
Purchases, issuances and settlements, net	(3,375)
Balance at November 1, 2014	$2,761
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at November 1, 2014	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of November 1, 2014, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.08% to 0.09%, estimated redemption periods of 5 to 20 years and discount rates of 4.9% to 19.2%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

4. Inventories, net

Inventories consist of the following (in thousands):

	November 1, 2014	April 30, 2014
Raw materials	$14,973	$15,102
Work in process	5,604	7,542
Finished goods	34,296	31,289
Inventories, gross	54,873	53,933
Reserve for inventory obsolescence	(3,069)	(3,234)
Inventories, net	$51,804	$50,699

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended November 1, 2014 and October 26, 2013 (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2014	2013	2014	2013

Beginning balance	$1,273	$1,691	$1,280	$1,515
Warranty expense	1,027	332	1,409	818
Warranty claims settled	(341)	(383)	(730)	(693)
Ending balance	$1,959	$1,640	$1,959	$1,640

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2014	$(263)	$(263)
Unrealized loss	(993)	(993)
Income taxes	397	397
Balance as of November 1, 2014	$(859)	$(859)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $5.6 million and $9.9 million for the three and six months ended November 1, 2014, respectively. Revenue from customer-funded R&D was approximately $6.6 million and $16.9 million for the three and six months ended October 26, 2013, respectively.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

8. Restructuring Charges

During the three and six months ended October 26, 2013, the Company recorded restructuring charges consisting primarily of severance charges of $0.7 million and $1.8 million, respectively.  During the three months ended October 26, 2013, $0.7 million in restructuring charges were recorded in cost of sales, all of which were related to the Unmanned Aircraft Systems (“UAS”) segment.  During the six months ended October 26, 2013, $1.7 million in restructuring charges were recorded in cost of sales, of which $1.4 million was related to UAS and $0.3 million was related to the Efficient Energy Systems (“EES”) business segment. During the six months ended October 26, 2013, $0.1 million in restructuring charges were recorded in selling, general and administrative costs.  The Company does not report SG&A costs by segment as the CODM only reviews the revenue and gross margin results for each of these segments when making resource allocation decisions.

The purpose of the organizational realignment and workforce reduction on May 29, 2013, within the Company’s UAS and EES business segments, was to enhance the Company’s focus on new product introductions and the adoption of new solutions designed to support the Company’s long-term growth plans. The workforce reduction was necessitated by continuing delays in U.S. government procurements from the Company’s UAS business segment and delays in the growth of plug-in electric vehicle adoption and associated recharging solution sales in the Company’s EES business segment.

The purpose of the organizational realignment and workforce reduction on September 26, 2013, within the Company’s UAS business segment, was to address shifts in the UAS segment’s business mix and align the skills within the UAS business segment more closely with market requirements to support ongoing programs and emerging growth opportunities.

9. Income Taxes

For the three and six months ended November 1, 2014, the Company recorded a benefit for income taxes of $1.6 million and $3.7 million, respectively, yielding an effective tax benefit rate of 35.8% and 36.1%, respectively. For the three and six months ended October 26, 2013, the Company recorded a provision (benefit) for income taxes of $0.2 million and $(2.9) million, respectively, yielding an effective tax rate of 9.1% and 34.4%, respectively. The variance from statutory tax rates for the three months ended October 26, 2013 was primarily due to federal research and development tax credits.

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

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2014	2013	2014	2013
Revenue:
UAS	$43,045	$56,079	$84,231	$91,290
EES	9,619	8,788	20,299	17,694
Total	52,664	64,867	104,530	108,984
Cost of sales:
UAS	27,575	35,280	58,590	59,879
EES	7,218	5,709	14,015	12,682
Total	34,793	40,989	72,605	72,561
Gross margin:
UAS	15,470	20,799	25,641	31,411
EES	2,401	3,079	6,284	5,012
Total	17,871	23,878	31,925	36,423
Selling, general and administrative	13,470	13,084	26,873	25,543
Research and development	8,531	6,861	15,655	14,051
(Loss) income from operations	(4,130)	3,933	(10,603)	(3,171)
Other income (expense):
Interest income	193	195	405	400
Other (expense) income	(583)	(2,307)	8	(5,701)
(Loss) income before income taxes	$(4,520)	$1,821	$(10,190)	$(8,472)

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended November 1, 2014 and October 26, 2013, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended November 1, 2014 and October 26, 2013, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	November 1,	October 26,
	2014	2013

Gross favorable adjustments	$710	$382
Gross unfavorable adjustments	(796)	(572)
Net unfavorable adjustments	$(86)	$(190)

For the three months ended November 1, 2014, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on 50 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.8 million were primarily related to higher than expected costs on 164 contracts, which individually were not material.

For the three months ended October 26, 2013, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on seven contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.6 million were primarily related to higher than expected costs on 43 contracts, which individually were not material.

For the six months ended November 1, 2014 and October 26, 2013, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Six Months Ended
	November 1,	October 26,
	2014	2013

Gross favorable adjustments	$991	$587
Gross unfavorable adjustments	(1,156)	(1,113)
Net unfavorable adjustments	$(165)	$(526)

For the six months ended November 1, 2014, favorable cumulative catch-up adjustments of $1.0 million were primarily due to final cost adjustments on 24 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.2 million were primarily related to higher than expected costs on 159 contracts, which individually were not material.

For the six months ended October 26, 2013, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on 27 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 32 contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended November 1, 2014 Compared to Three Months Ended October 26, 2013

	Three Months Ended
	November 1,	October 26,
	2014	2013
Revenue:
UAS	$43,045	$56,079
EES	9,619	8,788
Total	52,664	64,867
Cost of sales:
UAS	27,575	35,280
EES	7,218	5,709
Total	34,793	40,989
Gross margin:
UAS	15,470	20,799
EES	2,401	3,079
Total	17,871	23,878
Selling, general and administrative	13,470	13,084
Research and development	8,531	6,861
(Loss) income from operations	(4,130)	3,933
Other income (expense):
Interest income	193	195
Other expense	(583)	(2,307)
(Loss) income before income taxes	$(4,520)	$1,821

Revenue. Revenue for the three months ended November 1, 2014 was $52.7 million, as compared to $64.9 million for the three months ended October 26, 2013, representing a decrease of $12.2 million, or 19%. The decrease in revenue was due to a decrease in product deliveries of $8.7 million and lower service revenue of $3.6 million. UAS revenue decreased $13.0 million, or 23%, to $43.0 million for the three months ended November 1, 2014, primarily due to lower product deliveries of $10 million, a decrease in service revenue of $2.1 million, and lower customer-funded R&D work of $1.0 million. The decrease in product deliveries was primarily due to lower small UAS product deliveries.  The decrease in service revenue was primarily due to reduced repair activities for our small UAS.  The decrease in customer-funded R&D was primarily due to a decrease in Switchblade-related customer funded R&D work.  EES revenue increased $0.8 million, or 9%, to $9.6 million for the three months ended November 1, 2014, primarily due to increased product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended November 1, 2014 was $34.8 million, as compared to $41.0 million for the three months ended October 26, 2013, representing a decrease of $6.2 million, or 15%. Cost of sales was impacted by a government contract accounting reserve of $2.6 million recorded in the quarter for prior year incurred cost audit findings.  As a percentage of revenue, cost of sales increased from 63% to 66%. The decrease in cost of sales was primarily due to lower product costs of $4.4 million due to lower product deliveries and lower cost of services of $1.8 million primarily due to a reduction in repair activities and lower customer-funded R&D work. UAS cost of sales decreased $7.7 million, or 22%, to $27.6 million for the three months ended November 1, 2014, primarily due to a decrease in sales volume. As a percentage of revenue, cost of sales for UAS increased from 63% to 64%.  EES cost of sales increased $1.5 million, or 26%, to $7.2 million for the three months ended November 1, 2014. As a percentage of revenue, cost of sales for EES increased from 65% to 75%, primarily due to unfavorable product mix.

Gross Margin. Gross margin for the three months ended November 1, 2014 was $17.9 million, as compared to $23.9 million for the three months ended October 26, 2013, representing a decrease of $6.0 million, or 25%. The decrease in gross margin was due to lower product margins of $4.3 million and lower service margins of $1.7 million. As a percentage of revenue, gross margin decreased from 37% to 34%. UAS gross margin decreased $5.3 million, or 26%, to $15.5 million for the three months ended November 1, 2014.  The decrease was primarily due to lower sales volume.  As a percentage of revenue, gross margin for UAS decreased from 37% to 36%. EES gross margin decreased $0.7 million, or 22%, to $2.4 million for the three months ended November 1, 2014, primarily due to an unfavorable product mix.  As a percentage of revenue, EES gross margin decreased from 35% to 25%, primarily due to an unfavorable product mix.

Selling, General and Administrative.  SG&A expense for the three months ended November 1, 2014 was $13.5 million, or 26% of revenue, compared to SG&A expense of $13.1 million, or 20% of revenue, for the three months ended October 26, 2013.

Research and Development. R&D expense for the three months ended November 1, 2014 was $8.5 million, or 16% of revenue, compared to R&D expense of $6.9 million, or 11% of revenue, for the three months ended October 26, 2013.  R&D expense increased by $1.6 million for the three months ended November 1, 2014, primarily due to increased development activities in various strategic initiatives.

Interest Income. Interest income for the three months ended November 1, 2014 was $0.2 million, reflecting no change from the three months ended October 26, 2013.

Other Expense.  Other expense for the three months ended November 1, 2014 was $0.6 million compared to other expense of $2.3 million for the three months ended October 26, 2013. The decrease in other expense reflects the change in fair value of the embedded conversion feature of our convertible bond investment.

Income Taxes. Our effective income tax benefit rate was 35.8% for the three months ended November 1, 2014, as compared to an effective income tax expense rate of 9.1% for the three months ended October 26, 2013. The change in the rate is due to lower taxable income and lower federal R&D tax credits.

Six Months Ended November 1, 2014 Compared to Six Months Ended October 26, 2013

	Six Months Ended
	November 1,	October 26,
	2014	2013
Revenue:
UAS	$84,231	$91,290
EES	20,299	17,694
Total	104,530	108,984
Cost of sales:
UAS	58,590	59,879
EES	14,015	12,682
Total	72,605	72,561
Gross margin:
UAS	25,641	31,411
EES	6,284	5,012
Total	31,925	36,423
Selling, general and administrative	26,873	25,543
Research and development	15,655	14,051
Loss from operations	(10,603)	(3,171)
Other income (expense):
Interest income	405	400
Other income (expense)	8	(5,701)
Loss before income taxes	$(10,190)	$(8,472)

Revenue. Revenue for the six months ended November 1, 2014 was $104.5 million, as compared to $109.0 million for the six months ended October 26, 2013, representing a decrease of $4.5 million, or 4%. The decrease in revenue was due to lower service revenue of $11.5 million, offset by higher product deliveries of $7.0 million. UAS revenue decreased $7.1 million, or 8%, to $84.2 million for the six months ended November 1, 2014, primarily due to decreases in customer-funded R&D work of $7.0 million and service revenue of $3.6 million, offset by higher product deliveries of $3.5 million. The decrease in customer-funded R&D was primarily due to a decrease in development programs related to our small UAS and no revenue related to the Global Observer program termination cost reimbursement. The decrease in service revenue was primarily due to reduced repair activities for our small UAS.  The increase in product deliveries was primarily due to higher product deliveries of Switchblade systems.  EES revenue increased $2.6 million, or 15%, to $20.3 million for the six months ended November 1, 2014, primarily due to increased product deliveries of our industrial fast charge systems partially offset by lower product deliveries of our passenger electric vehicle charging systems as the California Energy Commission program came to an end earlier this year.

Cost of Sales. Cost of sales for the six months ended November 1, 2014 and October 26, 2013 remained at $72.6 million.  Cost of sales was impacted by a government contract accounting reserve of $2.6 million recorded in the quarter for prior year incurred cost audit findings.  As a percentage of revenue, cost of sales increased from 67% to 69%. Services cost of sales was lower by $5.8 million primarily due to lower customer-funded R&D work as Switchblade transitioned into low-rate production and a reduction in repair activities, offset by higher product costs of $5.8 million due to higher product deliveries. UAS cost of sales decreased $1.3 million, or 2%, to $58.6 million for the six months ended November 1, 2014, primarily due to a decrease in sales volume. As a percentage of revenue, cost of sales for UAS increased from 66% to 70%.  EES cost of sales increased $1.3 million, or 11%, to $14.0 million for the six months ended November 1, 2014. As a percentage of revenue, cost of sales for EES decreased from 72% to 69% primarily due to a favorable product mix.

Gross Margin. Gross margin for the six months ended November 1, 2014 was $31.9 million, as compared to $36.4 million for the six months ended October 26, 2013, representing a decrease of $4.5 million, or 12%. The decrease in gross margin was due to lower service margins of $5.6 million, offset by higher product margins of $1.1 million. As a percentage of revenue, gross margin decreased from 33% to 31%. UAS gross margin decreased $5.8 million, or 18%, to $25.6 million for the six months ended November 1, 2014.  The decrease was primarily due to a termination settlement for our Global Observer Joint Capability Technology Demonstration contract that occurred during the six months ended October 26, 2013 that was not in the six months ended November 1, 2014, and lower margins on service-related contracts.  As a percentage of revenue, gross margin for UAS decreased from 34% to 30%. EES gross margin increased $1.3 million, or 25%, to $6.3 million for the six months ended November 1, 2014, primarily due to higher sales volume and favorable product mix.  As a percentage of revenue, EES gross margin increased from 28% to 31%, primarily due to a favorable product mix.

Selling, General and Administrative.  SG&A expense for the six months ended November 1, 2014 was $26.9 million, or 26% of revenue, compared to SG&A expense of $25.5 million, or 23% of revenue, for the six months ended October 26, 2013. SG&A expense increased by $1.3 million for the six months ended November 1, 2014, primarily due to higher proposal and business development activity.

Research and Development. R&D expense for the six months ended November 1, 2014 was $15.7 million, or 15% of revenue, compared to R&D expense of $14.1 million, or 13% of revenue, for the six months ended October 26, 2013.  R&D expense increased by $1.6 million for the six months ended November 1, 2014, primarily due to increased development activities with the Switchblade program and other small UAS initiatives.

Interest Income. Interest income for the six months ended November 1, 2014 was $0.4 million, reflecting no change from the six months ended October 26, 2013.

Other Income.  Other income for the six months ended November 1, 2014 was $8,000, as compared to other expense of $5.7 million for the six months ended October 26, 2013.   During the six months ended October 26, 2013, the increase in other expense was related to the conversion feature of two convertible bonds that decreased in value. During the six months ended November 1, 2014, there was only one bond outstanding, which was converted into equity securities on August 11, 2014.

Income Tax Benefit. Our effective income tax benefit rate was 36.1% for the six months ended November 1, 2014, as compared to an effective income benefit tax rate of 34.4% for the six months ended October 26, 2013.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of November 1, 2014 and April 30, 2014, our funded backlog was approximately $125.2 million and $65.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $32.4 million and $22.9 million as of November 1, 2014 and April 30, 2014, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the six months ended November 1, 2014 and October 26, 2013 (in thousands):

	Six Months Ended
	November 1, 2014	October 26, 2013
	(Unaudited)
Net cash provided by (used in) operating activities	$9,961	$(9,673)
Net cash (used in) provided by investing activities	$(11,618)	$312
Net cash provided by financing activities	$1,027	$155

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the six months ended November 1, 2014, increased by $19.6 million to $10.0 million, compared to net cash used in operating activities of $9.7 million for the six months ended October 26, 2013. The increase in net cash provided by operating activities was primarily due to lower working capital needs of $27.4 million, partially offset by an increase in fair value of the embedded conversion feature of our convertible bond investment of $5.8 million and a higher net loss of $1.0 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $11.9 million to $11.6 million for the six months ended November 1, 2014, compared to net cash provided by investing activities of $0.3 million for the six months ended October 26, 2013. The increase in net cash used in investing activities was primarily due to an increase in net purchases of investments of $17.7 million offset by lower acquisitions of property and equipment of $5.0 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $1.0 million for the six months ended November 1, 2014, compared to net cash provided by financing activities of $0.2 million for the six months ended October 26, 2013.  The increase was due to an increase in cash received from exercises of stock options of $0.5 million and higher excess tax benefits of $0.3 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended November 1, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, from time to time, party to a variety of legal proceedings arising in the ordinary course of business, including lawsuits, investigations and other governmental proceedings, audits and reviews. While the results of legal proceedings cannot be predicted with certainty, management believes that the final outcome of these proceedings will not have a material adverse effect on our financial condition taken as a whole.

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

Date: November 25, 2014		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Jikun Kim
Jikun Kim
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)