Form 10-Q
period 2015-01-31
AeroVironment Inc
filed 2015-03-04
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2015

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

As of February 20, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,330,876.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of January 31, 2015 (Unaudited) and April 30, 2014	3
	Consolidated Statements of Operations for the three and nine months ended January 31, 2015 (Unaudited) and January 25, 2014 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 31, 2015 (Unaudited) and January 25, 2014 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended January 31, 2015 (Unaudited) and January 25, 2014 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
Signatures		24
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 31, 2015	April 30, 2014
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$125,977	$126,969
Short-term investments	77,581	70,639
Accounts receivable, net of allowance for doubtful accounts of $622 at January 31, 2015 and $791 at April 30, 2014	37,834	31,739
Unbilled receivables and retentions	8,345	10,929
Inventories, net	48,799	50,699
Income tax receivable	1,940	6,584
Deferred income taxes	5,217	5,038
Prepaid expenses and other current assets	4,203	4,260
Total current assets	309,896	306,857
Long-term investments	54,575	50,505
Property and equipment, net	16,143	19,997
Deferred income taxes	4,638	6,721
Other assets	1,219	874
Total assets	$386,471	$384,954
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,215	$13,906
Wages and related accruals	12,968	14,083
Customer advances	4,213	2,984
Other current liabilities	10,264	6,762
Total current liabilities	43,660	37,735
Deferred rent	1,336	1,239
Liability for uncertain tax positions	645	3,513
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 23,330,876 at January 31, 2015 and 23,176,576 at April 30, 2014	2	2
Additional paid-in capital	147,374	143,648
Accumulated other comprehensive loss	(1,441)	(263)
Retained earnings	194,895	199,080
Total stockholders’ equity	340,830	342,467
Total liabilities and stockholders’ equity	$386,471	$384,954

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2015	2014	2015	2014

Revenue:
Product sales	$56,308	$57,041	$141,993	$135,752
Contract services	12,089	12,180	30,934	42,453
	68,397	69,221	172,927	178,205
Cost of sales:
Product sales	32,901	33,193	91,477	85,891
Contract services	8,503	8,976	22,532	28,839
	41,404	42,169	114,009	114,730
Gross margin:
Product sales	23,407	23,848	50,516	49,861
Contract services	3,586	3,204	8,402	13,614
	26,993	27,052	58,918	63,475
Selling, general and administrative	13,268	13,168	40,141	38,711
Research and development	8,577	5,241	24,232	19,292
Income (loss) from operations	5,148	8,643	(5,455)	5,472
Other income (expense):
Interest income	224	197	629	597
Other (expense) income	(284)	4,675	(276)	(1,026)
Income (loss) before income taxes	5,088	13,515	(5,102)	5,043
Provision (benefit) for income taxes	2,763	2,299	(917)	(618)
Net income (loss)	$2,325	$11,216	$(4,185)	$5,661
Earnings (loss) per share data:
Basic	$0.10	$0.50	$(0.18)	$0.25
Diluted	$0.10	$0.49	$(0.18)	$0.25
Weighted average shares outstanding:
Basic	22,890,502	22,321,368	22,856,962	22,278,225
Diluted	23,109,354	22,883,583	22,856,962	22,722,795

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2015	2014	2015	2014

Net income (loss)	$2,325	$11,216	$(4,185)	$5,661
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of tax	(582)	58	(1,178)	87
Total comprehensive income (loss)	$1,743	$11,274	$(5,363)	$5,748

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 31, 2015	January 25, 2014
Operating activities
Net (loss) income	$(4,185)	$5,661
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	6,368	6,799
Provision for doubtful accounts	(101)	269
Deferred income taxes	(202)	(333)
Gain on sale of equity securities	(182)	—
Stock-based compensation	2,714	2,687
Foreign currency losses	361	—
(Increase) decrease in fair value of conversion feature of convertible bonds	(73)	1,032
Tax benefit from exercise of stock options	13	304
Excess tax benefit from stock-based compensation	(343)	—
Changes in operating assets and liabilities:
Accounts receivable	(5,994)	(23,116)
Unbilled receivables and retentions	2,584	2,668
Inventories	1,900	7,120
Income tax receivable	4,644	5,925
Other assets	(76)	662
Accounts payable	2,309	(1,009)
Other liabilities	3,806	(5,197)
Net cash provided by operating activities	13,543	3,472
Investing activities
Acquisitions of property and equipment	(2,326)	(6,751)
Acquisitions of intangible assets	(150)	(750)
Purchases of held-to-maturity investments	(88,737)	(48,247)
Redemptions of held-to-maturity investments	66,158	68,635
Sales of available-for-sale investments	9,498	175
Net cash (used in) provided by investing activities	(15,557)	13,062
Financing activities
Excess tax benefit from exercise of stock options	343	—
Tax withholding payment related to net settlement of equity awards	(36)	—
Exercise of stock options	715	883
Net cash provided by financing activities	1,022	883
Net (decrease) increase in cash and cash equivalents	(992)	17,417
Cash and cash equivalents at beginning of period	126,969	75,332
Cash and cash equivalents at end of period	$125,977	$92,749

Supplemental disclosure:
Unrealized loss (gain) on available-for-sale investments recorded in other comprehensive (loss) income, net of deferred taxes of $785 and $(57), respectively	$1,178	$(87)
Accrued acquisition of intangible assets	$250	$—
Forfeiture of vested stock-based compensation	$23	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 31, 2015, are not necessarily indicative of the results for the full year ending April 30, 2015. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2014, included in the Company’s Annual Report on Form 10-K.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

As of January 31, 2015 and April 30, 2014, the Company had $4.7 million and $2.1 million, respectively, in contract-related reserves for its estimate of potential refunds to customers for potential cost adjustments on U.S. government cost reimbursable contracts. For the three and nine months ended January 31, 2015, the Company recorded $0 and $2.6 million, respectively, of expense in cost of sales for these contract-related reserves.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock. The dilutive effect of potential common shares outstanding is included in diluted earnings per share and excludes any anti-dilutive effects of options, shares of unvested restricted stock and restricted stock units.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 31, 2015	January 25, 2014	January 31, 2015	January 25, 2014
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,890,502	22,321,368	22,856,962	22,278,225
Dilutive effect of employee stock options, unvested restricted stock and restricted stock units	218,852	562,215	—	444,570
Denominator for diluted earnings (loss) per share	23,109,354	22,883,583	22,856,962	22,722,795

During the three months ended January 31, 2015 and January 25, 2014 and nine months ended January 25, 2014, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended January 31, 2015 and January 25, 2014 and nine months ended January 25, 2014 was approximately 11,000, 24,000 and 56,000 respectively. Due to the net loss for the nine months ended January 31, 2015 no shares reserved for issuance upon exercise of stock options, restricted stock units or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	January 31, 2015	April 30, 2014
Short-term investments:
Held-to-maturity securities:
Municipal securities	$58,664	$69,898
U.S. government securities	10,537	—
Corporate bonds	1,322	—
Certificates of deposit	4,626	741
Total held-to-maturity investments	75,149	70,639
Available-for-sale securities:
Equity securities	2,432	—
Total short-term investments	$77,581	$70,639
Long-term investments:
Held-to-maturity securities:
Municipal securities	$41,096	$29,759
U.S. government securities	6,033	—
Corporate bonds	4,585	—
Certificates of deposit	—	3,889
Total held-to-maturity investments	51,714	33,648
Available-for-sale securities:
Auction rate securities	2,861	5,683
Convertible bond	—	5,865
Equity securities	—	5,309
Total available-for-sale investments	2,861	16,857
Total long-term investments	$54,575	$50,505

Held-To-Maturity Securities

As of January 31, 2015 and April 30, 2014, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 31, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$99,760	$41	$(10)	$99,791
U.S. government securities	16,570	17	—	16,587
Corporate bonds	5,907	2	(4)	5,905
Certificates of deposit	4,626	—	—	4,626
Total held-to-maturity investments	$126,863	$60	$(14)	$126,909

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$99,657	$65	$(9)	$99,713
Certificates of deposit	4,630	—	—	4,630
Total held-to-maturity investments	$104,287	$65	$(9)	$104,343

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 31, 2015, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$75,150	$75,177
Due after one year through three years	51,713	51,732
Total	$126,863	$126,909

Available-For-Sale Securities

Auction Rate Securities

As of January 31, 2015 and April 30, 2014, the entire balance of available-for-sale, auction rate securities, consisted of two and three investment grade auction rate municipal bonds, respectively, with maturities ranging from approximately 4 to 19 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 31, 2015, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 31, 2015. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of January 31, 2015, the Company did not consider these investments to be other-than-temporarily impaired.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of January 31, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,200	$—	$(339)	$2,861
Total available-for-sale investments	$3,200	$—	$(339)	$2,861

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale investments as of April 30, 2014, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$6,575	$—	$(892)	$5,683
Total available-for-sale investments	$6,575	$—	$(892)	$5,683

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the auction rate securities by contractual maturity at January 31, 2015, were as follows (in thousands):

	Cost	Fair Value

Due after two through five years	$1,200	$1,152
Due after 10 years	2,000	1,709
Total	$3,200	$2,861

Equity Securities

As of January 31, 2015 and April 30, 2014, the entire balance of available-for-sale equity securities consisted of CybAero common shares. The shares are classified as available-for-sale. During the three and nine months ended January 31, 2015, the Company realized gains of $0.3 million and $4.5 million, respectively, on the sale of CybAero shares.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the equity securities as of January 31, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities	$4,556	$—	$(2,124)	$2,432
Total available-for-sale investments	$4,556	$—	$(2,124)	$2,432

The equity securities have been in an unrealized loss position for less than six months.  The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company’s ability and intent to hold these investments for a reasonable period of time sufficient for a recovery of fair value, the Company does not consider these investments to be other-than-temporarily impaired at January 31, 2015.

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 31, 2015, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,861	$2,861
Equity securities	2,432	—	—	2,432
Total	$2,432	$—	$2,861	$5,293

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2014	$7,297
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	(1,061)
Purchases, issuances and settlements, net	(3,375)
Balance at January 31, 2015	$2,861
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 31, 2015	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of January 31, 2015, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.10% to 0.14%, estimated redemption periods of approximately 4 to 19 years and discount rates of 4.20% to 14.69%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	January 31, 2015	April 30, 2014
Raw materials	$15,817	$15,102
Work in process	5,796	7,542
Finished goods	30,865	31,289
Inventories, gross	52,478	53,933
Reserve for inventory obsolescence	(3,679)	(3,234)
Inventories, net	$48,799	$50,699

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 31, 2015 and January 25, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2015	2014	2015	2014

Beginning balance	$1,959	$1,640	$1,280	$1,514
Warranty expense	579	534	1,988	1,352
Warranty claims settled	(402)	(317)	(1,132)	(1,009)
Ending balance	$2,136	$1,857	$2,136	$1,857

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2014	$(263)	$(263)
Unrealized loss	(1,963)	(1,963)
Income taxes	785	785
Balance as of January 31, 2015	$(1,441)	$(1,441)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $8.0 million and $17.9 million for the three and nine months ended January 31, 2015, respectively. Revenue from customer-funded R&D was approximately $5.0 million and $21.9 million for the three and nine months ended January 25, 2014, respectively.

8. Restructuring Charges

During the three and nine months ended January 25, 2014, the Company recorded restructuring charges consisting primarily of severance charges of $0 and $1.8 million, respectively.  During the nine months ended January 25, 2014, $1.7 million in restructuring charges were recorded in cost of sales, of which $1.4 million was related to UAS and $0.3 million was related to the Efficient Energy Systems (“EES”) business segment. During the nine months ended January 25, 2014, $0.1 million in restructuring charges were recorded in selling, general and administrative costs.  The Company does not report SG&A costs by segment as the CODM only reviews the revenue and gross margin results for each of these segments when making resource allocation decisions.

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

9. Income Taxes

For the three and nine months ended January 31, 2015, the Company recorded a provision (benefit) for income taxes of $2.8 million and $(0.9) million, respectively, yielding an effective tax rate of 54.3% and 18.0%, respectively. For the three and nine months ended January 25, 2014, the Company recorded a provision (benefit) for income taxes of $2.3 million and $(0.6) million, respectively, yielding an effective tax rate of 17.0% and (12.3)%, respectively. The variance from statutory tax rates for the three and nine months ended January 31, 2015, was primarily due to federal legislation reinstating the federal research and development tax credit.  The variance from statutory tax rates for the three and nine months ended January 25, 2014, was primarily due to the federal research and development tax credit.

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

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2015	2014	2015	2014
Revenue:
UAS	$58,026	$57,491	$142,257	$148,781
EES	10,371	11,730	30,670	29,424
Total	68,397	69,221	172,927	178,205
Cost of sales:
UAS	33,259	33,565	91,849	93,444
EES	8,145	8,604	22,160	21,286
Total	41,404	42,169	114,009	114,730
Gross margin:
UAS	24,767	23,926	50,408	55,337
EES	2,226	3,126	8,510	8,138
Total	26,993	27,052	58,918	63,475
Selling, general and administrative	13,268	13,168	40,141	38,711
Research and development	8,577	5,241	24,232	19,292
Income (loss) from operations	5,148	8,643	(5,455)	5,472
Other income (expense):
Interest income	224	197	629	597
Other (expense) income	(284)	4,675	(276)	(1,026)
Income (loss) before income taxes	$5,088	$13,515	$(5,102)	$5,043

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 31, 2015 and January 25, 2014, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended January 31, 2015 and January 25, 2014, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	January 31,	January 25,
	2015	2014

Gross favorable adjustments	$976	$121
Gross unfavorable adjustments	(257)	(1,409)
Net favorable (unfavorable) adjustments	$719	$(1,288)

For the three months ended January 31, 2015, favorable cumulative catch-up adjustments of $1.0 million were primarily due to final cost adjustments on 29 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 235 contracts, which individually were not material.

For the three months ended January 25, 2014, favorable cumulative catch-up adjustments of $0.1 million were primarily due to final cost adjustments on 16 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.4 million were primarily related to higher than expected costs on 201 contracts, which individually were not material.

For the nine months ended January 31, 2015 and January 25, 2014, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Nine Months Ended
	January 31,	January 25,
	2015	2014

Gross favorable adjustments	$992	$253
Gross unfavorable adjustments	(933)	(1,778)
Net favorable (unfavorable) adjustments	$59	$(1,526)

For the nine months ended January 31, 2015, favorable cumulative catch-up adjustments of $1.0 million were primarily due to final cost adjustments on 27 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.9 million were primarily related to higher than expected costs on 171 contracts, which individually were not material.

For the nine months ended January 25, 2014, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on 31 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.8 million were primarily related to higher than expected costs on 157 contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 31, 2015 Compared to Three Months Ended January 25, 2014

	Three Months Ended
	January 31,	January 25,
	2015	2014
Revenue:
UAS	$58,026	$57,491
EES	10,371	11,730
Total	68,397	69,221
Cost of sales:
UAS	33,259	33,565
EES	8,145	8,604
Total	41,404	42,169
Gross margin:
UAS	24,767	23,926
EES	2,226	3,126
Total	26,993	27,052
Selling, general and administrative	13,268	13,168
Research and development	8,577	5,241
Income from operations	5,148	8,643
Other income (expense):
Interest income	224	197
Other (expense) income	(284)	4,675
Income before income taxes	$5,088	$13,515

Revenue. Revenue for the three months ended January 31, 2015 was $68.4 million, as compared to $69.2 million for the three months ended January 25, 2014, representing a decrease of $0.8 million, or 1%. The decrease in revenue was due to a decrease in product deliveries of $0.7 million and a decrease in service revenue of $0.1 million. UAS revenue increased $0.5 million, or 1%, to $58.0 million for the three months ended January 31, 2015, primarily due to an increase in customer-funded R&D work of $2.9 million, offset by a decrease in service revenue of $2.0 million and a decrease in product deliveries of $0.4 million.  The increase in customer-funded R&D was primarily due to an increase in small UAS-related customer funded R&D work.  The decrease in service revenue was primarily due to reduced repair activities related to Switchblade.  The decrease in product deliveries was primarily due to a decrease in deliveries of small UAS. EES revenue decreased $1.4 million, or 12%, to $10.4 million for the three months ended January 31, 2015, primarily due to a deacrease in product deliveries of our electric vehicle test systems and industrial fast charge systems, offset by an increase in deliveries of passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended January 31, 2015 was $41.4 million, as compared to $42.2 million for the three months ended January 25, 2014, representing a decrease of $0.8 million, or 2%. As a percentage of revenue, cost of sales remained at 61%.  The decrease in cost of sales was primarily due to lower product cost of $0.3 million due to a decrease in product deliveries and lower cost of services of $0.5 million primarily due to a decrease in repair activities.  UAS cost of sales decreased $0.3 million, or 1%, to $33.3 million for the three months ended January 31, 2015, primarily due to a decrease in sales volume. As a percentage of revenue, cost of sales for UAS decreased from 58% to 57%.  EES cost of sales decreased $0.5 million, or 5%, to $8.1 million for the three months ended January 31, 2015. As a percentage of revenue, cost of sales for EES increased from 73% to 79%, primarily due to lower absorption of manufacturing and engineering overhead support costs.

Gross Margin. Gross margin for the three months ended January 31, 2015 was $27.0 million, as compared to $27.1 million for the three months ended January 25, 2014, representing a decrease of $0.1 million.  The decrease in gross margin was due to lower product margins of $0.4 million, partially offset by higher services margins of $0.4 million.  As a percentage of revenue, gross margin remained at 39%. UAS gross margin increased $0.8 million, or 4%, to $24.8 million for the three months ended January 31, 2015.  As a percentage of revenue, gross margin for UAS increased from 42% to 43%, primarily due to higher services margin. EES gross margin decreased $0.9 million, or 29%, to $2.2 million for the three months ended January 31, 2015, primarily due to higher manufacturing and engineering overhead support costs, a decrease in sales and unfavorable product mix.  As a percentage of revenue, EES gross margin decreased from 27% to 21%, primarily due to higher manufacturing and engineering overhead support costs, a decrease in sales and unfavorable product mix.

Selling, General and Administrative.  SG&A expense for the three months ended January 31, 2015 was $13.3 million, or 19% of revenue, compared to SG&A expense of $13.2 million, or 19% of revenue, for the three months ended January 25, 2014.

Research and Development. R&D expense for the three months ended January 31, 2015 was $8.6 million, or 13% of revenue, compared to R&D expense of $5.2 million, or 8% of revenue, for the three months ended January 25, 2014.  R&D expense increased by $3.3 million for the three months ended January 31, 2015, primarily due to increased development activities for certain strategic initiatives.

Interest Income. Interest income for the three months ended January 31, 2015 was $0.2 million, reflecting no change from the three months ended January 25, 2014.

Other Expense.  Other expense for the three months ended January 31, 2015 was $0.3 million compared to other income of $4.7 million for the three months ended January 25, 2014. The three months ended January 25, 2014 included a $4.7 million increase in fair value of the embedded conversion feature of our convertible bond investment. During the three months ended January 31, 2015, we did not have any convertible bond investments.

Income Taxes. Our effective income tax expense rate was 54.3% for the three months ended January 31, 2015, as compared to an effective income tax expense rate of 17.0% for the three months ended January 25, 2014. The increase in the tax rate was primarily due to lower taxable income.

Nine Months Ended January 31, 2015 Compared to Nine Months Ended January 25, 2014

	Nine Months Ended
	January 31,	January 25,
	2015	2014
Revenue:
UAS	$142,257	$148,781
EES	30,670	29,424
Total	172,927	178,205
Cost of sales:
UAS	91,849	93,444
EES	22,160	21,286
Total	114,009	114,730
Gross margin:
UAS	50,408	55,337
EES	8,510	8,138
Total	58,918	63,475
Selling, general and administrative	40,141	38,711
Research and development	24,232	19,292
(Loss) income from operations	(5,455)	5,472
Other income (expense):
Interest income	629	597
Other expense	(276)	(1,026)
(Loss) income before income taxes	$(5,102)	$5,043

Revenue. Revenue for the nine months ended January 31, 2015 was $172.9 million, as compared to $178.2 million for the nine months ended January 25, 2014, representing a decrease of $5.3 million, or 3%. The decrease in revenue was due to a decrease in service revenue of $11.5 million, offset by an increase in product deliveries of $6.2 million. UAS revenue decreased $6.5 million, or 4%, to $142.3 million for the nine months ended January 31, 2015, primarily due to a decrease in service revenue of $5.5 million and a decrease in customer-funded R&D work of $4.0 million, offset by an increase in product deliveries of $3.1 million.  The decrease in service revenue was primarily due to reduced repair activities in small UAS.  The decrease in customer-funded R&D was primarily due to a decrease in development programs as Switchblade and Wasp moved from development to production.  The increase in product deliveries was primarily due to an increase in deliveries of small UAS.  EES revenue increased $1.2 million, or 4%, to $30.7 million for the nine months ended January 31, 2015, primarily due to increased product deliveries of our industrial fast charge systems, partially offset by a decrease in product deliveries of our electric vehicle test systems and passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the nine months ended January 31, 2015 was $114.0 million, as compared to $114.7 million for the nine months ended January 25, 2014, representing a decrease of $0.7 million, or 1% .  As a percentage of revenue, cost of sales increased from 64% to 66%. Services cost of sales was lower by $6.3 million primarily due to a decrease in customer-funded R&D work as Switchblade and Wasp transitioned into low-rate production and a reduction in repair activities, offset by higher product costs of $5.6 million due to an increase in product deliveries. UAS cost of sales decreased $1.6 million, or 2%, to $91.8 million for the nine months ended January 31, 2015. As a percentage of revenue, cost of sales for UAS increased from 63% to 65%.  EES cost of sales increased $0.9 million, or 4%, to $22.2 million for the nine months ended January 31, 2015. As a percentage of revenue, cost of sales for EES remained at 72%.

Gross Margin. Gross margin for the nine months ended January 31, 2015 was $58.9 million, as compared to $63.5 million for the nine months ended January 25, 2014, representing a decrease of $4.6 million, or 7%. The decrease in gross margin was due to lower service margins of $5.2 million, offset by higher product margins of $0.7 million. As a percentage of revenue, gross margin decreased from 36% to 34%. UAS gross margin decreased $4.9 million, or 9%, to $50.4 million for the nine months ended January 31, 2015.  The decrease was primarily due to a termination settlement for our Global Observer Joint Capability Technology Demonstration contract that occurred during the nine months ended January 25, 2014 that was not in the nine months ended January 31, 2015 and lower margins on service-related contracts.  As a percentage of revenue, gross margin for UAS decreased from 37% to 35%. EES gross margin increased $0.4 million, or 5%, to $8.5 million for the nine months ended January 31, 2015, primarily due to an increase in sales volume.  As a percentage of revenue, EES gross margin remained at 28%.

Selling, General and Administrative.  SG&A expense for the nine months ended January 31, 2015 was $40.1 million, or 23% of revenue, compared to SG&A expense of $38.7 million, or 22% of revenue, for the nine months ended January 25, 2014. SG&A expense increased by $1.4 million for the nine months ended January 31, 2015, primarily due to higher proposal and business development activity.

Research and Development. R&D expense for the nine months ended January 31, 2015 was $24.2 million, or 14% of revenue, compared to R&D expense of $19.3 million, or 11% of revenue, for the nine months ended January 25, 2014.  R&D expense increased by $4.9 million for the nine months ended January 31, 2015, primarily due to increased development activities for certain strategic initiatives.

Interest Income. Interest income for the nine months ended January 31, 2015 was $0.6 million, reflecting no change from the nine months ended January 25, 2014.

Other Expense.  Other expense for the nine months ended January 31, 2015 was $0.3 million, as compared to other expense of $1.0 million for the nine months ended January 25, 2014.  During the nine months ended January 25, 2014, other expense was primarily related to the conversion feature of two convertible bonds that decreased in value. During the nine months ended January 31, 2015, there was only one bond outstanding, which was converted into equity securities on August 11, 2014.

Income Taxes. Our effective income tax rate was 18.0% for the nine months ended January 31, 2015, as compared to an effective income tax rate of (12.3)% for the nine months ended January 25, 2014.  The variance in the tax rate was primarily due to lower taxable income for the nine months ended January 31, 2015.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 31, 2015 and April 30, 2014, our funded backlog was approximately $89.3 million and $65.9 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $29.4 million and $22.9 million as of January 31, 2015 and April 30, 2014, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 31, 2015 and January 25, 2014 (in thousands):

	Nine Months Ended
	January 31, 2015	January 25, 2014
	(Unaudited)
Net cash provided by operating activities	$13,543	$3,472
Net cash (used in) provided by investing activities	$(15,557)	$13,062
Net cash provided by financing activities	$1,022	$883

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 31, 2015, increased by $10.1 million to $13.5 million, compared to net cash provided by operating activities of $3.5 million for the nine months ended January 25, 2014. The increase in net cash provided by operating activities was primarily due to lower working capital needs of $22.1 million, partially offset by lower income of $9.8 million and a non-cash change in fair value of the embedded conversion feature of our convertible bond investment of $1.1 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $28.6 million to $15.6 million for the nine months ended January 31, 2015, compared to net cash provided by investing activities of $13.1 million for the nine months ended January 25, 2014. The increase in net cash used in investing activities was primarily due to an increase in net purchases of investments of $33.6 million, partially offset by lower acquisitions of property and equipment of $4.4 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $1.0 million for the nine months ended January 31, 2015, compared to net cash provided by financing activities of $0.9 million for the nine months ended January 25, 2014.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 3, 2015		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Teresa Covington
Teresa Covington
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)