Form 10-K
period 2015-04-30
AeroVironment Inc
filed 2015-07-01
CIK 1368622

Use these links to rapidly review the document

Item 8. Financial Statements and Supplementary Data.

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2015
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

         Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No ☒

         The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 31, 2014 was approximately $629.2 million.

         As of June 19, 2015, the issuer had 23,349,051 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant's fiscal year ended April 30, 2015, are incorporated by reference into Part III of this Form 10-K.

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

  •
  our ability to remain a market innovator and to create new market opportunities;

  •
  the potential need for changes in our long-term strategy in response to future developments;

  •
  unexpected changes in significant operating expenses, including components and raw materials;

  •
  changes in the supply, demand and/or prices for our products and services;

  •
  increased competition, including from firms that have substantially greater resources than we have and in the UAS business from lower-cost consumer drone manufacturers who may seek to enhance their systems' capabilities over time;

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

Item 1.    Business.

  Overview

        We design, develop, produce, support and operate a technologically-advanced portfolio of products and services for government agencies, businesses and consumers. We supply unmanned aircraft systems, or UAS, tactical missile systems and related services primarily to organizations within the U.S. Department of Defense, or DoD. We also supply charging systems and services for electric vehicles, or EVs, and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products and services in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

        Our success with current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers in each segment of our business to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 40 years of innovation, include lightweight aerostructures; power electronics; electric propulsion systems; efficient electric power generation, conversion, and storage systems; high-density energy packaging; miniaturization; digital data links or DDL; aircraft sensors; controls integration; and systems integration and engineering optimization, hybrid propulsion, vertical takeoff fixed wing flight and autonomy, each coupled with professional field service capabilities.

        Our UAS business segment focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and tactical missile systems and the delivery of UAS-related services that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers' operations. Our Efficient Energy Systems, or EES, business segment focuses primarily on the design, development, production, marketing, support and operation of innovative efficient electric energy systems that address the growing demand for electric transportation solutions.

  Our Strategy

        As a technology solutions provider, our strategy is to develop innovative, safe and reliable new solutions that provide customers with valuable benefits and enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of entering existing markets and competing against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

        We intend to grow our business by maintaining market leadership in UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems, and by creating new solutions that enable us to create and lead new markets. Key components of this strategy include the following:

                Expand our market leadership to grow existing markets and create new adjacent markets.    Our small UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems enjoy leading positions in their respective markets. We intend to increase the penetration of our small UAS products and services and tactical missile systems within the U.S. military, the military forces of allied nations, other government agencies and non-government organizations, including commercial entities. We believe that the broad adoption of our small UAS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market. We similarly intend to increase the penetration of our electric vehicle charging systems and services, and our power cycling and test systems, into existing and new customer segments globally.

                Deliver innovative new solutions.    Customer-focused innovation is the primary driver of our growth. We plan to continue pursuing internal and customer-funded research and development to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets, and enable us to create new opportunities for growth. We view strategic partners as a means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities.

                Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel.    Our company culture encourages innovation and an entrepreneurial spirit, which helps to attract and retain highly-skilled professionals. We intend to preserve this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. A core component of our culture is our intent to demonstrate trust and integrity in all of our interactions, contributing to a positive work environment and engendering loyalty among our employees and customers. We survey our employees to identify opportunities to increase employee engagement and to create a better workplace.

                Preserve our agility and flexibility.    We respond rapidly to evolving markets, solve complicated customer problems, and deliver new products, services and capabilities quickly, efficiently and affordably relative to available alternatives. We believe our agility and flexibility help us to strengthen our relationships with customers and partners. We intend to maintain our agility and flexibility, which we believe to be important sources of differentiation when we compete against organizations with more extensive resources.

                Effectively manage our growth portfolio for long-term value creation.    Our production and development programs and services provide us with investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of all other investment opportunities to determine its relative timing and potential, and thereby its priority. This process allows us to make informed decisions regarding potential growth capital requirements and ensures that we allocate resources based on relative risks and returns to maximize long-term value creation, which is a key element of our growth strategy.

  Customers

        We sell the majority of our UAS and tactical missile systems and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command and Air Force. Our EES business segment generates revenue from commercial, consumer and, to a lesser extent, government customers.

        During our fiscal year ended April 30, 2015, we generated approximately 47% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 33% of our sales revenue, while purchases by foreign, commercial customers and consumers accounted for the remaining 20% of sales revenue during our fiscal year ended April 30, 2015.

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

        The innovations developed by our company and our founder include, among others: the world's first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world's highest flying airplane in level flight, Helios™, a solar-powered unmanned aircraft system that reached over 96,000 feet in 2001; and, more recently, Global Observer, the world's first liquid hydrogen-fueled unmanned aircraft system; the Nano Hummingbird™, the world's first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight; and TurboCord™, the smallest, most portable UL-listed 240-volt EV charger. The Smithsonian Institution has selected seven vehicles developed by our company or our founder for its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop innovative new solutions.

        A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets constitutes an important element of this process. Throughout the process we revisit our customer requirement assumptions to evaluate continued investment and to help ensure that our products and services deliver high value.

        As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2015, we had 125 U.S. patents issued; 93 U.S. patent applications pending; 6 active Patent Cooperation Treaty applications; and numerous foreign patents and applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

        The U.S. government has licenses to some of our intellectual property that was specifically developed in performance of government contracts, and may use or authorize others to use this intellectual property. In some cases we fund the development of certain intellectual property to maximize its value and limit its use by potential competitors. While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to any particular piece of our intellectual property would have a material adverse effect on our overall business.

    Research, Development and Commercialization Projects

        A core component of our business strategy is the development and commercialization of innovative solutions that we believe can become new products or services that enable us to create large new markets or accelerate the growth of our current products and services. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

        For the fiscal years ended April 30, 2015, 2014 and 2013, our internal research and development spending amounted to 18%, 10% and 15%, of our revenue, respectively, and customer-funded research and development spending amounted to an additional 14%, 11% and 16%, of our revenue, respectively.

  Sales and Marketing

        Our marketing strategy is based on developing leadership positions in new markets that we create through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve successful adoption of our solutions. Once we establish a market position we work to maintain our leadership position while growing our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have U.S. registered trademarks for AeroVironment, EV Solutions, TurboCord, PosiCharge, PosiNet, Global Observer, Raven, Wasp, Qube and Switchblade, and have submitted several other applications for trademark registration.

  International Sales

        We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales accounted for approximately 9%, 14% and 15%, of our revenue for the fiscal years ended April 30, 2015, 2014 and 2013, respectively.

  Competition

        We believe that the principal competitive factors in the markets for our products and services include product performance; safety; features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand and reputation.

  Manufacturing and Operations

        We pursue a lean and efficient production strategy across our business segments, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products, while optimizing our designs for manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We incorporate this input into product designs in an effort to maximize the efficiency and quality of our products. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full-rate production deliveries while achieving high reliability, quality and yields.

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

  Contract Engineering Services

        We actively pursue externally funded projects that help us to strengthen our technological capabilities. Our UAS business segment submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Contract engineering services conducted through our EES business segment represent a strategic source of innovation for us, and a portion of our business involves providing advanced battery module and pack testing solutions to automotive and battery manufacturers in support of their electric vehicle development and production programs. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of contract engineering projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

  Contract Mix

        The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended April 30,
	2015	2014	2013
Fixed-price contracts	85%	85%	75%
Cost-reimbursable contracts	15%	15%	25%

  Employees

        As of April 30, 2015, we had 663 full-time employees, of whom 235 were in research and development and engineering, 58 were in sales and marketing, 213 were in operations and 157 were general and administrative personnel. We believe that we have a good relationship with our employees.

  Backlog

        We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2015 and 2014, our funded backlog was approximately $64.7 million and $65.9 million, respectively. We expect that approximately 95% of our funded backlog will be filled during our fiscal year ending April 30, 2016.

        In addition to our funded backlog, we had unfunded backlog of $19.1 million and $22.9 million as of April 30, 2015 and 2014, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because that contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive all task orders issued against the contract.

        Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire, are renewed, or new contracts are awarded. A majority of our contracts, specifically our IDIQ contracts, do not obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not they are funded, may be terminated at the convenience of the U.S. government.

  Other Information

        AeroVironment, Inc. was originally incorporated in the State of California in July 1971 and reincorporated in Delaware in 2006.

        Our principal executive offices are located at 181 W. Huntington Dr., Suite 202, Monrovia, California 91016. Our telephone number is (626) 357-9983. Our website home page is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

        We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders' meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission, or SEC. You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our web site at http://investor.avinc.com. These reports may also be obtained at the SEC's public reference room at 100 F. Street, N.E., Washington, DC 20549. The SEC also maintains a web site at www.sec.gov that contains our reports, proxy statements and other information regarding us.

  Unmanned Aircraft Systems

        Our UAS business segment addresses the increasing economic and security value of network-centric intelligence, surveillance and reconnaissance, or ISR, communications and remote sensing, with innovative UAS and tactical missile system solutions.

    Industry Background

      Small UAS

        The market for small UAS has grown significantly over the last decade driven largely by the demands associated with the global threat environment and the resulting procurement by military customers, the early adopters for this technology. Small UAS now represent an accepted and enduring capability for the military. The U.S. military's transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman's Global Hawk and General Atomics' Predator, Sky Warrior, Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE, Puma AE and Shrike, serve as integral components of today's military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual "warfighters." Small UAS can provide real-time observation and communication capabilities to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, we are pioneering the application of small UAS technology in new markets such as energy, precision agriculture, natural resource management and public safety. We expect further growth through the introduction of UAS technology and services to these emerging commercial applications.

      Large UAS

        We believe a market opportunity exists for large UAS that can fly for long periods of time to perform continuous remote sensing and communications relay missions in an affordable manner over great distances. The emergence of distributed military threats in geographic areas with limited communications infrastructure has prompted U.S. military forces to deploy solutions to manage the increasing volume of data generated by their operations in those areas. Existing solutions such as communications satellites and manned and unmanned aircraft address some of this emerging demand for bandwidth, but do so at relatively high financial and resource costs. Given the nature of asymmetrical warfare, with embedded military adversaries operating in population centers, rural areas and remote locations, the ability to observe areas of interest on a continuous basis with high resolution sensors remains a critical and largely unmet need. Geosynchronous satellites provide fixed, continuous communications relay capabilities to much of the globe, but they operate nearly 25,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest without gaps in availability while carrying a communications relay or observation payload could help to satisfy this need. Additionally, UAS that can operate for longer durations from smaller naval vessels could enable military forces to project power on a more distributed and flexible basis.

      Tactical Missile Systems

        The development of weapons capable of rapid deployment and precision strike while minimizing the risk to surrounding civilians, property and operators accelerated in recent years due to advances in enabling technologies. Weapons such as laser-guided missiles, "smart" bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a target, their ability to deploy and use a precision weapon system quickly and easily can mean the difference between mission success and failure. Such a rapidly deployable solution could also address emerging requirements for use in other types of situations and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, man-portable delivery system provides warfighters with a valuable and more cost-effective alternative to existing airborne and land-based missile systems.

    Our UAS Solutions

        We supply our UAS products and services to multiple customers inside and outside of the United States. For the fiscal years ended April 30, 2015, 2014 and 2013, our UAS segment products and services accounted for 85%, 83% and 81%, of our revenue, respectively.

      Small UAS Products

        Our small UAS, including Raven, Wasp AE, Puma AE and Shrike, are designed to operate reliably a few hundred feet above the ground in a wide range of environmental conditions, providing a valuable vantage point from which to deliver valuable information. Military forces employ our small UAS to deliver intelligence, surveillance and reconnaissance, or ISR, and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. In commercial applications, we operate our small UAS as part of a turnkey information solution to deliver advanced analysis and prescriptive actions that can reduce costs, enhance safety and increase revenue. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical, infrared or other sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Certain sensors generate a volume of data significantly larger than wireless bandwidth can accommodate, requiring downloading once the air vehicle has landed. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive user interface. All of our small UAS currently in production for military customers operate from our common ground control system.

        All of our small UAS are designed to be portable by a single person, assembled without tools in less than five minutes and launched and operated by one or two people, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by modular battery packs that can be replaced quickly, enabling rapid return to flight. All of our small UAS, other than Switchblade, which we consider a tactical missile system, are designed to be reusable for up to hundreds of flights under normal operating circumstances and can be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

        In military applications, our small UAS enable tactical commanders to observe around the next corner, to the next intersection or past a ridgeline in real-time. This information facilitates faster, safer movement through urban, rural and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive to attack. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet above ground level, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets directly to warfighters.

        In emerging commercial applications, our small UAS enable companies to manage valuable natural resources such as endangered species and delicate habitats, more effectively and safely than previously possible. Our commercial information services, consisting of trained operators, advanced sensors, cloud-based data processing and application-specific analysis, provide our customers with more accurate and timely information regarding their infrastructure, such as pipelines, roads and bridges, and can provide companies with agriculture operations with more accurate and timely information regarding their crops. Better and more timely information can translate into more efficient maintenance activities that prevent downtime, in the case of the energy industry, and more efficient use of scarce resources such as water, for agriculture.

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

        Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand-held ground control system and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small UAS Product	Wingspan (ft.)	Weight (lbs.)	Recovery	Standard Sensors	Range (mi.)(1)	Flight Time (min.)(1)
Puma AE	9.2	14	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	9.0	210
Raven	4.5	4.5	Vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6.0	60 - 90
Wasp AE	3.3	2.8	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3.0	50
Shrike	3.0	5.5	Vertical takeoff and landing	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3.0	40

(1)
Represents point-to-point minimum customer- mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our DDL relay can enable operational modes that can extend range significantly.

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

        Our line of miniature gimbaled sensor payloads provides small UAS operators with enhanced observation and target tracking functionality. Our DDL is integrated into Puma AE, Raven and Wasp AE, Shrike and Qube systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can operate in a given area. Additionally, our DDL enables each air vehicle to operate as an Internet-Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability enables beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

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

        We provide comprehensive training services to support all of our small UAS. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers' wide variety of training needs on both production and development-stage systems.

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

  •
  autonomous systems;

  •
  payload design, development, miniaturization and integration;

  •
  electric, hydrogen and hybrid propulsion systems and high-pressure-ratio turbochargers;

  •
  high altitude long endurance flight operations;

  •
  fluid dynamics;

  •
  miniature, low power wireless digital communications;

  •
  vertical takeoff and landing fixed-wing flight unmanned aircraft systems; and

  •
  system integration and optimization.

Four of our UAS and tactical missile systems development initiatives are described below:

            Tactical Missile System Variants.    We pioneered a rapidly deployable, high-precision tactical missile system, called Switchblade, for defensive use by ground forces. Switchblade is now employed by the U.S. military to provide force protection to its soldiers overseas. During a multitude of demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants to Switchblade for new customers and applications, including deployment from sea and air vehicles. We believe these new variants have the potential to expand our tactical missile systems opportunities significantly.

            Tern Medium Altitude Long Endurance Unmanned Aircraft System.    The Defense Advanced Research Projects Agency, or DARPA, awarded us one of two phase II contracts to develop a new category of unmanned aircraft system capable of operating over long distances and for long durations from small naval vessels such as destroyers. We assembled a team of industry leading partners to design and develop our proposed solution for the Tern requirement and we anticipate DARPA to down-select for a phase III award decision during the 2015 calendar year. If successful, Tern has the potential to establish a new category of unmanned aircraft system that would enable naval forces to project power more flexibly and more effectively.

            Commercial Unmanned Aircraft Systems-Based Information Services.    In the same way our small UAS provide on-demand situational awareness to military customers, we can employ our small UAS with advanced sensors to scan vast or inaccessible infrastructure, plants or wildlife, then process and analyze the resulting data to produce actionable information for a wide variety of companies in industries that include energy, agriculture and natural resource management. We have deployed this capability with early adopters and continue to gain knowledge and experience that will enable us to further our leading market position as airspace regulations evolve to permit what could be a large market.

            Global Observer.    Global Observer is our high-altitude, long-endurance unmanned aircraft system under development to address the need for affordable, 24-hour, 365-days-a-year persistent communications and ISR. Each Global Observer aircraft is designed to operate at up to 65,000 feet for up to a week before landing. A complete system would include at least two aircraft, one flying over a designated area and the other in preparation for takeoff or in transit to or from the designated area, which would alternate positions approximately every week to maintain an uninterrupted presence. Global Observer is the continuation of years of research with both our own and U.S. government development funding. We developed and tested the system under a three-and-one-half-year joint capabilities technology demonstration program, or JCTD, sponsored by several agencies of the U.S. government. We expect the efficiency and endurance of this unmanned aircraft system, three to four times the longest flight time of existing payload-capable fixed-wing aerial options, to provide for dramatically lower operating and total life cycle costs for missions where long distance persistent communications or surveillance is critical. The Global Observer platform is intended to be the low-cost equivalent of a 12-mile-high, redeployable satellite, providing a potential footprint of coverage of up to 600 miles in diameter and capable of providing a broad array of services, including high-speed broadband data, video and voice relay and ISR. We expect these capabilities to provide the foundation for multiple high-value applications including communications relay and ISR missions for defense and homeland security, storm tracking, telecommunications infrastructure, wildfire detection/tracking and disaster recovery services.

            The first Global Observer aircraft developed in the JCTD successfully completed extensive ground testing and then eight test flights at Edwards Air Force Base in California between August 2010 and March 2011, with the last three flights using its liquid hydrogen-fueled propulsion system. More than 18 hours into its ninth flight, after reaching 30,000 feet altitude, the aircraft experienced a mishap that resulted in it impacting the ground on an uninhabited portion of the base and being damaged beyond repair. Our internal analysis quickly determined the cause of the mishap and we subsequently developed and successfully tested a solution designed to prevent it from happening in the future.

          UAS Sales and Marketing

        We organize our U.S. UAS business development team members by market and customer and we locate team members in close proximity to the customers they support, where possible. Our program managers are organized by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

          UAS Manufacturing and Operations

        Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. We have the manufacturing infrastructure to produce UAS products at high rates, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low-rate production of large UAS. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems, and process control methodologies for high volume, efficient production. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. This ISO 9001:2008 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2008 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board-certified auditing company. These audits evaluate the effectiveness of companies' quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments. Our 105,000 square foot facility housing the Global Observer and Tern programs is equipped with specialized testing and production capabilities to enable low rate production of these unique systems.

          UAS Competition

        The market for military small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that will continue to compete directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L-3 Communications Holdings, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation's Global Hawk, General Atomics, Inc.'s Predator and its derivatives, The Boeing Company's ScanEagle and Textron Inc.'s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand-launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. The market for long endurance UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Qinetiq Group PLC, Aurora Flight Sciences Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation. Some internet technology companies have acquired small firms that focus on this type of capability and represent potential future competitors. Companies pursuing airships as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation.

        The suppliers of UAS mission services include some competitors in the small UAS market as well as companies focused on delivering UAS related services. UAS manufacturers such as The Boeing Company's Insitu Business and Textron Inc.'s AAI Corporation currently provide UAS mission services to military customers while other companies such as ISR Group Inc. and VT Group plc focus on providing UAS related services.

        The market for tactical missile systems is in an early stage of development, but it is evolving rapidly. Potential competitors in this market include Textron Inc. and Lockheed Martin Corporation.

        The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly, generating a great deal of interest as government regulations evolve to accommodate commercial UAS operations in the National Airspace System and in the airspace of other countries. Given the breadth of applications and the diversity of industries that could benefit from UAS technology, a growing number of potential competitors in this market include consumer drone manufacturers who seek to enhance their systems' capabilities over time; other small UAS manufacturers, including large aerospace companies; aerial surveying and mapping service providers; ground-based surveying and mapping service providers; satellite imagery providers and specialty system manufacturers and service providers aiming to address specific market segments. The emerging non-military market is attracting numerous additional competitors given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start-up companies providing low cost solutions.

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

        For example, we are subject to further U.S. government regulation, including by the FAA, which regulates airspace for all air vehicles in the U.S. National Airspace System, by the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the United States, and under the International Traffic in Arms Regulations, which regulates the export of controlled technical data, defense articles and defense services. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in public use of small UAS in the U.S. National Airspace System, a public (government) operator must obtain a Certificate of Authorization, or COA, from the FAA or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy states that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS. In 2012, the U.S. Congress mandated that the FAA develop rules that provide for the integration of small UAS into the U.S. National Airspace System by September 30, 2015.

        The FAA issued the first restricted type certificate for the commercial operation of an unmanned aircraft over American soil to our Puma AE system in 2014. Under a COA, we are operating Puma AE systems in the Prudhoe Bay area of Alaska to support a major oil and gas customer. The Secretary of Transportation has the authority to determine whether an airworthiness certificate is required for a UAS to operate safely in the U.S. National Airspace System. On September 25, 2014 the FAA began issuing case-by-case authorization for certain unmanned aircraft to perform commercial operations prior to the finalization of the rules providing for the integration of small UAS into the U.S. National Airspace System. As of May 11, 2015 the FAA had granted us four exemptions for the use of our Puma AE and Shrike systems for agriculture, aerial survey, and patrol operations and for inspections of fixed infrastructures in controlled environments. On February 15, 2015 the FAA proposed a framework of regulations that would allow routine use of certain small unmanned aircraft systems (UAS) in the U.S. National Airspace System. The FAA proposal offers safety rules for small UAS (under 55 pounds) conducting non-recreational operations. The rule would limit flights to daylight and visual-line-of-sight operations. The rule also addresses height restrictions, operator certification, optional use of a visual observer, aircraft registration and marking, and operational limits. The FAA requested and is reviewing public comments to the notice of proposed rulemaking with the intent of proposing final rules at some point in the future. Until the FAA finalizes the rules respecting UAS in the U.S. National Airspace System, the prior rules remain in effect.

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

          Industry Background

            Electric Vehicle Charging Systems

        Plug-in electric vehicles or PEVs and advanced hybrid electric vehicles or HEVs require on-board battery packs to provide the electricity that powers their operation. These battery packs vary in chemistry, size, weight, shape, and energy storage capacity. As drivers operate electric vehicles, their battery packs discharge electricity similar to the way an internal combustion vehicle's gasoline tank supplies fuel to the engine as it is driven. Upon discharging the battery pack, the driver of an electric vehicle must either replace it with a fully charged pack, if it is removable, or recharge the pack while it remains in the vehicle. Because of the differences in battery sizes and composition, as well as the manner in which each vehicle is operated and the type of electric service available, a variety of charging systems exist to support these vehicles. These charging systems range from relatively slow charging devices that require many hours to completely recharge a battery pack to very fast chargers that can do so in minutes.

              Passenger and Fleet Electric Vehicle Charging Systems

        Numerous factors contribute to a growing interest among consumers, governments and automakers in vehicles that do not rely solely on fossil fuels. These factors include:

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

        In response to these factors most major automotive manufacturers around the world are developing and introducing modern PEVs for everyday consumer and fleet transportation. Vehicles in this class incorporate battery electric drive systems either in a dedicated format in which an onboard battery pack supplies electricity to one or more electric motors, or in an advanced hybrid design, in which an onboard battery pack provides electricity to an electric motor, and a small onboard internal combustion engine recharges the battery as needed. A PEV requires that its battery pack be recharged from an external power source or be replaced with a fully charged battery pack. An advanced HEV does not require recharging from an external power source because an onboard gasoline powered internal combustion engine recharges the battery pack, but using an external power source can minimize gasoline consumption and vehicle carbon emissions.

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

        We believe that broad adoption of passenger electric vehicles requires a mix of these types of charging systems, distributed so as to make them accessible to drivers when and where they need them.

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

              Power Cycling and Test Systems

        Developers and manufacturers of electric and hybrid electric vehicles typically conduct a variety of tests on the electric propulsion and energy storage systems that convert electricity to motion. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and include long-term testing to simulate the rigors of real-world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Customers include commercial, government, military and university research and development labs as well as commercial manufacturing facilities.

          Our EES Solutions

            EES Products

        Our EES business segment produces electric transportation and industrial productivity solutions for commercial, consumer and government customers, develops new potential electric transportation solutions and performs contract engineering services. These solutions consist of: electric vehicle charging systems, services and related solutions for plug-in passenger and fleet vehicles, PosiCharge industrial electric vehicle charging systems for electric material handling vehicles and airport ground support equipment, and power cycling and test systems for developers and manufacturers of EVs as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2015, 2014 and 2013, EES sales accounted for 15%, 17% and 19%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base and the increasing adoption of electric vehicles will support increased penetration into target markets.

              Passenger and Fleet Electric Vehicle Charging Systems

        In response to automakers' introductions of PEVs and broader trends favoring electric transportation, we have developed solutions to support the adoption and use of PEVs by nearly every major automaker and many startups worldwide. Our initial EV charging technology emerged from our development of the GM Impact, the first modern EV. Over two decades we improved the technology, deployed it to industrial markets, and adapted it for the current generation of EVs. We believe that most EV drivers will charge their vehicles overnight at their homes. Those without a charging location at home or who make trips beyond the range of their vehicle's battery pack will require public charging infrastructure. Our strategy is to offer a full solution of charging infrastructure, including TurboCord portable dual voltage level 2 charging cords, overnight home chargers, public chargers, public fast chargers, installation services, data collection systems and communications through multiple wired and wireless data communications options. We offer an integrated solution designed to enable the broad adoption and the practical use of PEVs and HEVs.

        A component of our strategy is to develop relationships across multiple channels that lever our strengths and provide complementary pathways to market. We have announced several such agreements to date with leading auto manufacturers, electric utilities and state and municipal governments.

        We believe these relationships represent a valuable position from which to expand our charging infrastructure footprint. We continue to work with automakers, utilities and government agencies at multiple levels as well as with private industry to explore business models and to promote our solutions.

        In addition to the thousands of level 2 charging systems we have deployed in North America, we have also deployed PEV fast charging systems, which we view as a powerful tool that can help enable the broader adoption of PEVs.

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

        In addition to supplying and installing stand-alone passenger and fleet EV charging systems that do not communicate with a network, we also supply and install charging systems that possess the ability to connect wirelessly with a web-accessible, centralized database for two-way communication and asset management. This capability enables us to provide an integrated, networked solution to support subscriber and utility business models. Our charging systems incorporate meters that provide electricity consumption information for analysis and revenue generation and permit remote management.

        The appearance of our products and services can readily be customized to support our partners' marketing programs. This capability is designed to enable automakers, utilities, government agencies and other businesses to deliver a branded solution to their customers that will enhance their customer relationships.

              PosiCharge Industrial Electric Vehicle Charging System

        Developed from our work on electric and HEVs and advanced battery systems in the 1990s, PosiCharge industrial electric vehicle charging systems quickly and safely recharge industrial electric vehicle batteries while the batteries remain in the vehicle during regularly scheduled breaks and at other times when the vehicle is not in use. By eliminating battery changing, PosiCharge systems improve supply chain productivity by returning time to the vehicle operator to complete more work. Furthermore, because of their advanced efficient energy capabilities, PosiCharge systems can reduce the amount of electricity required to support industrial electric vehicles by several hundred dollars per year per vehicle, as compared to less efficient conventional battery chargers. Many customers who implement our charging systems in their facilities are able to re-purpose the battery changing room floor space for more productive activities and create a safer working environment, as drivers or battery attendants no longer need to exchange large lead-acid batteries continually.

        The proprietary battery charging algorithms built into PosiCharge systems, which are tailored to battery type, brand and size, maximize the rate at which they deliver energy into the battery while minimizing heat generation and its damaging effects on the battery's internal components. We developed these algorithms over years of advanced battery testing and usage. We believe our work to develop these algorithms contributed to the major battery manufacturers offering warranties for the use of their batteries with our charging systems, which provided a critical assurance to customers that our rapid charging systems would not harm their batteries. In combination with a weekly equalization charge that balances all the cells within the battery pack, our "intelligent" charging process enhances the performance of batteries. We believe that competing rapid and conventional charging systems, which lack our current and voltage regulating tailored charge algorithms and monitoring capabilities, may actually contribute to lower battery performance and lifespan, ultimately resulting in higher battery costs and degraded vehicle performance.

        Our PosiCharge offering is focused on providing smart, efficient products to enhance the charging process and help customers maximize the life and performance of their industrial fleets by managing and extending the lives of their batteries, and thereby increasing the productivity of their drivers.

              Power Cycling and Test Systems

        We supply a line of power cycling and test systems to research and development organizations that focus on electric propulsion systems, electric generation systems and electricity storage systems. Customers employ these systems to test batteries, electric motors, electric and hybrid drivetrains and fuel cell systems.

        Our line of DC test systems has the flexibility to perform a variety of electric load tests. With a power range (+/–5kW to +/–800kW) of bi-directional DC equipment, our power cycling and test systems can handle a wide variety of DC supply or load requirements—from lead acid to the latest lithium-ion battery chemistries to fuel cells with integrated power electronics. In addition, these systems can emulate any drive train component, enabling the testing of individual components or partial drive trains accurately and realistically, and allowing hardware-in-the-loop testing. We also offer flexible software control options via the C language Remote Operation System and Windows-based languages such as LabVIEW or CAN.

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

          EES Sales and Marketing

            Passenger and Fleet Electric Vehicle Charging Systems

        As the market for PEVs evolves, we are pursuing numerous potential sales channels for our products and services. We continue to seek to partner with auto manufacturers, utilities, government agencies and others to position ourselves for an increase in demand for charging solutions associated with electric and HEV adoption. We also sell our charging products to consumers, both directly and via major retailers. We have a broad network of licensed electrical contractors whom we train and certify to install and service home and public charging systems. To enable this installation and service network we have developed an e-commerce platform to integrate customers' orders, inventory management, dispatching and provisioning, billing and product and service traceability. This platform, along with our broad network, is designed to support our growth as we pursue numerous electric vehicle charging opportunities.

            Industrial Electric Vehicle Charging Systems

        We primarily sell our PosiCharge industrial electric vehicle charging systems through a dedicated, direct sales force complemented by a network of resellers and industrial battery and lift-truck dealers. The sales team targets large entities with the potential for domestic and international enterprise adoption of our solutions. The sales team also coordinates distribution of PosiCharge systems through battery and lift-truck dealers. These dealers' relationships with, and proximity to, our customers' facilities enable them to sell our solutions and provide post-sale service to our customers. We believe that these dealers are well suited to address the large number of smaller and geographically dispersed customers with industrial vehicle fleets. When evaluating a facility for its ability to benefit from PosiCharge systems, we typically perform a detailed analysis of the customer's operations. This analysis allows us to quantify the benefit projected for a PosiCharge system implementation, helping customers to determine for themselves if the business case is sufficiently compelling.

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

          EES Manufacturing and Operations

        We perform assembly and testing of our power cycling and test systems at a 20,000 square foot, ISO 9001:2008 and ISO14001:2004 certified facility. We designed this facility for flexibility, using a work cell model for final assembly, and have included fixtures optimized for final testing. We utilize contract manufacturing for the production of the majority of our PosiCharge industrial electric vehicle charging systems. We have also implemented a contract manufacturing strategy to support our passenger and fleet electric and HEV charging systems business opportunity.

          EES Competition

        Competitors in the emerging market for passenger and fleet electric and HEV charging systems include focused charging system suppliers such as ChargePoint, Inc. and ClipperCreek, Inc. and large industrial electrical device suppliers such as Bosch Automotive Service Solutions LLC, Delta Electronics, Inc., Eaton Corporation, General Electric Company, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG.

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

        For additional financial information with respect to our UAS and EES segments, please see Note 18 to our consolidated financial statements, which are included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report.

Item 1A.    Risk Factors.

General Business Risks

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

        Historically, a significant portion of our total sales and substantially all of our small UAS sales have been to the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 80% of our revenue for the fiscal year ended April 30, 2015. The DoD, our principal U.S. government customer, accounted for approximately 59% of our revenue for the fiscal year ended April 30, 2015. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

        Over the last decade, operational activity in Afghanistan and Iraq led to adoption and an increase in demand for our small UAS. More recently, the U.S. military has reduced its presence and operational activity in Afghanistan and Iraq, reducing demand for certain of our small UAS products from prior levels. We cannot predict whether the reduction in overseas operational levels will continue, how future procurement priorities related to defense transformation will be impacted or how changes in the threat environment will impact opportunities for our small UAS business in terms of existing, additional or replacement programs. If defense transformation or overseas operations cease or slow down, then our business, financial condition and results of operations could be impacted.

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

If the UAS, tactical missile systems, and EV charging markets do not experience significant growth, if we cannot expand our customer base or if our products do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

        For the fiscal year ended April 30, 2015, our UAS and EES businesses accounted for 85% and 15% of our total revenue, respectively. We cannot accurately predict the future growth rates or sizes of these markets. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for EV charging is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and tactical missile systems. Although we are seeking to expand our UAS customer base to include foreign governments, domestic non-military agencies and commercial customers, we cannot assure you that our efforts will be successful. The expansion of the UAS, tactical missile systems, and EV charging system markets in general, and the market for our products in particular, depends on a number of factors, including the following:

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

  •
  obtaining timely regulatory approvals, including, with respect to our small UAS business, access to airspace and wireless spectrum; and, with respect to our EV charging business, obtaining proper certifications and licenses to offer and perform electrical installation work and continuing compliance with industry standards; and

  •
  marketing efforts and publicity regarding these types of systems.

        Even if UAS, tactical missile systems, and EV charging systems gain wide market acceptance, our products may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would suffer.

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

        Until recently, we have focused on selling our small UAS to the U.S. military, our industrial EV fast charging and test systems to large industrial EV fleet operators primarily in North America, our power cycling and test systems primarily to research and development facilities in North America, and our EV charging systems to domestic commercial customers, distributors and consumers. We have, however, expanded our UAS sales into other government and commercial markets, and our industrial EV charging and power cycling and test systems and EV charging systems sales into international markets. Our efforts to expand our product offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS to non-military customers in the United States.

        The regulation of small UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of small UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA, or fly in restricted airspace. The FAA's COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA's clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS.

        On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. In response to this direction, the FAA and the DOJ established an agreement on May 14, 2012 that, if implemented in a timely and efficient manner, may allow more use of small UAS by U.S. law enforcement agencies. In February 2015, the FAA released for public comment its proposed framework of regulations that would allow routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System. The proposed regulations provide safety rules for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations. While the public comment period has expired for the proposed regulations, we cannot predict what allowances and restrictions the final regulations will contain or when the final regulations will be effective. Additionally, we cannot assure you that these actions will result in the expanded use of our small UAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small UAS beyond our military customers, which could harm our business prospects.

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

        Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $46.5 million, or 18% of our revenue, in our fiscal year ended April 30, 2015 on research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

        Fixed-price contracts (including both government and commercial contracts) represented approximately 85% of our revenue for the fiscal year ended April 30, 2015. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

        The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. We anticipate this risk will grow as our UAS begin to be used in U.S. domestic airspace and urban areas. While our PosiCharge industrial EV charging systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Our passenger and fleet electric and HEV charging systems and power cycling and test systems also have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

        We have limited experience manufacturing our EV charging systems and small UAS in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets would have a material adverse effect on our business, financial condition, results of operations and prospects. Historically, we have produced PosiCharge industrial EV charging systems and power cycling and test systems only in limited production quantities. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

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

        In connection with our manufacturing operations, we maintain a finished goods inventory of EV charging units in various locations, including with third party logistics providers. In addition, we also maintain a variety of parts and components in inventory to allow us to customize our UAS products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain UAS product components and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders.

Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.

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

        In August 2012, the SEC adopted disclosure rules regarding a company's use of conflict minerals in its products with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These new rules and verification requirements will impose additional costs on us and on our suppliers, including costs related to determining the source of conflict minerals used in our products, which will adversely affect our results of operations. We are dependent on information supplied by our first tier suppliers in conducting due diligence into the origins of conflict minerals in our products and in complying with our SEC reporting obligations. To the extent that information we receive from our suppliers is inaccurate or inadequate, we may not be able to conclude that our products are conflict mineral-free. We may face challenges in satisfying our customers who may require that our products be certified as conflict mineral-free, which could place us at a competitive disadvantage and could harm our business. These regulations could also have the effect of limiting the pool of suppliers from which we source items containing conflict minerals, and we may be unable to obtain conflict-free minerals at competitive prices, if at all, which could increase our costs and adversely affect our results of operations.

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

        Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future, and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expenses in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

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

  •
  the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non-compliance; and

  •
  our ability to obtain the necessary export licenses for sales of our products and services to international customers.

        Changes in the volume of products and services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We incur significant operating expenses during the start-up and early stages of large contracts and typically do not receive corresponding payments in that same quarter. We may also incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from government agencies may be delayed due to billing cycles or as a result of failures of governmental budgets to gain congressional and presidential approval in a timely manner.

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

Our success in the emerging market for passenger and fleet electric and HEV charging systems will depend on numerous factors which are out of our control.

        The passenger and fleet electric and HEV charging systems market is expected to grow rapidly, along with innovations in fast charging technologies. However, because the passenger electric and fleet charging systems market is relatively new, there is no guarantee that there will be strong consumer demand for charging systems. Demand for such systems could also be directly impacted by fuel costs; if fuel costs were to significantly decrease, the demand for EVs and charging systems could decline. If there is little consumer demand for our passenger electric and fleet charging systems, our revenue and prospects could be adversely affected, which would harm our business, financial and operating results. The rate of EV adoption is difficult to predict and has been slower than many in the industry have predicted to date.

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

Our electric and HEV charging system business is dependent upon our development of relationships with automakers, auto dealers, utilities and other participants in the electric and HEV and electricity delivery markets.

        We have been selected by several major automakers to support the rollout of new model EVs across the United States with our home charging system. Accordingly, we depend upon those relationships and the success of the home charging rollout to those new model EV owners to expand our charging system footprint in the United States and worldwide. If one or more of our partnerships with those major automakers terminates prematurely, and we cannot establish similar relationships with other entities with direct access to EV owners and drivers, we may not be able to develop a sustainable market for our home charging system, which may delay the commercialization of our charging systems or jeopardize the long-term success of this product line. We believe that the success and growth of our passenger and fleet EV charging system business for the foreseeable future will also depend on our ability to develop similar working relationships with other automakers, as well as auto dealers, utilities, and other participants in the electric and HEV and electricity delivery markets in the United States and internationally. While we have been working with other automakers and utilities to explore business models and to promote our solutions, there is no guarantee that we will be successful in doing so.

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

        As of April 30, 2015, our $2.8 million of long-term investments, recorded at fair value, consisted entirely of auction rate municipal bonds with maturities that range from approximately 4 to 19 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll-over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

        Since fiscal 2008, we have experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 19, 2015, including the securities involved in failed auctions, we held approximately $2.8 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by problems in the global credit markets. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 19 years) to realize our investments' purchase price of $3.2 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

Our investment in common shares issued by CybAero AB may suffer reduced returns or losses which could adversely affect our financial condition and results of operation.

        Our investment portfolio includes common shares issued by CybAero AB, or CybAero, a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. The value of the shares fluctuates with equity markets, the Swedish economy, the value of the Swedish Kronor and the performance of CybAero. In times of economic weakness or a decline in CybAero's performance, the market value and liquidity of the shares may decline, which may in turn adversely affect our financial condition and results of operations.

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

        Negative Impact from Increased Financial Pressures on Key Suppliers:    Our ability to meet customers' demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. Certain of our hardware components and various subsystems are available only from a limited group of suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of a market downturn, then we may have to find new suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow.

        Customers' Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business:    Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if a market downturn results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

Our international business poses potentially greater risks than our domestic business.

        We derived approximately 9% of our revenue from international sales during the fiscal year ended April 30, 2015. We expect to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

  •
  the unavailability of, or difficulties in obtaining any, necessary governmental authorizations for the export of our products to certain foreign jurisdictions;

  •
  regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products or repatriate profits to the United States;

  •
  the complexity and necessity of using foreign representatives and consultants;

  •
  the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

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

        We must comply with U.S. laws regulating the export of our products. In some cases, explicit authorization from the U.S. government is needed to export our products. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that the compliance controls may be ineffective. AeroVironment has voluntarily disclosed export violations to the U.S. Department of State. Non-compliance with applicable export regulations exposes us to fines, penalties and sanctions. If we cannot obtain required government approvals under applicable regulations or if our export compliance program is not effective, we may not be able to sell our products in certain international jurisdictions, which could adversely affect our financial condition and results of operations.

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

Our business is subject to federal, state and international laws regarding data protection and privacy, and a privacy breach could damage our reputation, expose us to litigation risk and adversely affect our business.

        In connection with our business, we collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Compliance with these constantly evolving laws may cause us to incur significant costs or require changes to our business practices, which could reduce our revenue. If we fail to comply with these laws, proceedings may be brought against us by governmental entities or others or penalties may be imposed on us, either of which could have a material adverse effect on our business, results of operations and financial condition. While we rely, in part, on security services and software provided by outside vendors to protect sensitive and confidential customer information, there is no guarantee that the protections that we or our outside vendors have implemented will prevent security breaches. In addition, we have access to certain of our customers' proprietary systems that contain sensitive information and are liable to such customers for damages caused by or employees' and agents' misuse of or access to such systems, including damages resulting from security breaches to such customers' systems caused by us. Any actual, threatened or perceived security breach that could result in misappropriation, loss or other unauthorized disclosure of sensitive or confidential customer information could harm our reputation and relationship with customers, expose us to litigation risk and liability and adversely affect our business.

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

  •
  the Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS operation in the United States;

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

        U.S. government agencies, primarily the DCAA and the DCMA, routinely audit and investigate government contractors. These agencies review a contractor's performance under its contracts, cost structure and compliance with applicable laws, regulations and standards. These agencies also may review the adequacy of, and a contractor's compliance with, its internal control systems and policies, including the contractor's purchasing, quality, accounting, property, estimating, compensation and management information systems.

        Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. Audits for costs incurred on work performed after fiscal year 2005 have not yet been completed. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts. Any costs found to be improperly allocated to a specific cost reimbursement contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, then we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. We could suffer serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

        Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice or DOJ, or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

        If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results would be materially harmed. For example, in February 2010, we were notified by the DOJ that it had initiated a civil investigation into our cost charging practices with respect to government contracts. We resolved these claims with the DOJ in October 2013. Under the settlement agreement, we reimbursed the government for an amount erroneously charged to the government in our FY2006 incurred cost claim submittal.

        Subsequent to the DOJ investigation referenced above and in part based on the same facts involved in the DOJ investigation, the DCMA disallowed a portion of our executive compensation and other costs included in our FY2006 incurred cost claim and sought interest and penalties from us. The parties have resolved most of these claims. However, we are vigorously defending our position on the government's remaining claims for the FY2006 incurred cost claim as well as the claims the government has raised regarding the company's FY2007 and FY2008 incurred cost claims, which we have appealed to the Armed Services Board of Contract Appeals. Based on our current understanding of the facts and the amount in dispute, we believe that the outcome of these disputes will not have a material impact on our business.

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

        We may not be provided the opportunity to bid on contracts that are held by other companies and are scheduled to expire if the government extends the existing contract. If we are unable to win particular contracts that are awarded through a competitive bidding process, then we may not be able to operate for a number of years in the market for goods and services that are provided under those contracts. If we are unable to win new contract awards over any extended period consistently, then our business and prospects will be adversely affected.

We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

        We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we believe we have procedures in place to comply with these regulations and requirements, the regulations and requirements are complex and change frequently. Failure to comply with these regulations and requirements under certain circumstances could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to receive other U.S. government contract awards in the future.

Risks Related to Our Intellectual Property

If we fail to protect, or incur significant costs in defending, our intellectual property and other proprietary rights, our business, financial condition, and results of operations could be materially harmed.

        Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented, and we may be unable or may not seek to obtain patent protection for this technology. In addition, the U.S. government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government and other purposes. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and may be challenged by third parties. The laws of countries other than the United States may be even less protective of intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. If one or more of these employees leave us to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed. From time to time, we have initiated lawsuits to protect our intellectual property and other proprietary rights. Pursuing these claims is time consuming and expensive and could adversely impact our results of operations.

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

        In addition, the equity markets in general, and NASDAQ in particular, have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of companies. Further, the market prices of securities of emerging technology companies have been particularly volatile. These broad market and industry factors may affect the market price of our common stock adversely, regardless of our operating performance. In the past, following periods of volatility in the market price of a company's securities, securities class action litigation often has been instituted against that company. This type of litigation, if instituted against us, could result in substantial costs and a diversion of management's attention and resources.

Our management, whose interests may not be aligned with yours, is able to exert significant influence over all matters requiring stockholder approval.

        As of June 19, 2015, our directors, executive officers and their affiliates collectively beneficially owned 3,583,925 shares, or approximately 15%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Delaware law and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could make it more difficult to acquire us and limit your ability to sell your shares at a premium.

        Our certificate of incorporation and bylaws contain certain provisions that reduce the probability of a change of control or acquisition of our company, even if such a transaction would be beneficial to our stockholders. These provisions include, but are not limited to:

  •
  The ability of our board of directors to issue preferred stock in one or more series of with such rights, obligations and preferences as the board may determine, without further vote or action by our stockholders;

  •
  Advanced notice procedures for stockholders to nominate candidates for election to the board of directors and for stockholders to submit proposals for consideration at a meeting of stockholders;

  •
  The absence of cumulative voting rights for our stockholders;

  •
  The classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

  •
  The limitation that directors may be removed only for cause by the affirmative vote of the holders of 66 2/3% of the total voting power of all of our outstanding securities entitled to vote in the election of directors, voting together as a single class; and

  •
  Restrictions on the ability of our stockholders to call a special meeting of stockholders.

We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits "business combinations" between a publicly-held Delaware corporation and an "interested stockholder," which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation's voting stock for a three-year period following the date that such stockholder became an interested stockholder. This statute, as well as the provisions in our organizational documents, could have the effect of delaying, deterring or preventing certain potential acquisitions or a change in control of us.

Item 1B.    Unresolved Staff Comments.

        None.

Item 2.    Properties.

        All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 13,000 square feet under an agreement expiring in September 2015. We have several other leased facilities in California, Alabama and Virginia that are used for administration, research and development, logistics and manufacturing and have a total of approximately 489,000 square feet. Such leases expire between the end of 2015 and 2021.

Item 3.    Legal Proceedings.

        We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

Item 4.    Mine Safety Disclosure.

        Not applicable.

PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

        The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2014 through April 30, 2015. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2015		2014
	High	Low	High	Low
First Quarter	$36.50	$30.20	$23.97	$19.24
Second Quarter	$33.85	$27.20	$26.50	$20.78
Third Quarter	$30.87	$24.73	$31.50	$26.14
Fourth Quarter	$28.92	$25.00	$41.67	$27.34

        On June 19, 2015, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $27.23 per share. As of June 19, 2015, there were 62 holders of record of our common stock.

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

        The following table shows the value of $100 invested on April 30, 2010 in AeroVironment, Inc., the Russell 2000 Index and the SPADES Index.

	Performance Graph Table ($)
	April 30, 2010	April 30, 2011	April 30, 2012	April 30, 2013	April 30, 2014	April 30, 2015
AeroVironment Stock	100	109	93	74	129	98
Russell 2000 Index	100	121	114	132	157	170
SPADES Index	100	108	105	123	171	189

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

	Year Ended April 30,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$259,398	$251,703	$240,152	$325,008	$292,503
Net income	$2,895	$13,718	$10,426	$30,451	$25,909
Earnings per common share:
Basic	$0.13	$0.61	$0.47	$1.40	$1.20
Diluted	$0.13	$0.60	$0.47	$1.36	$1.17
Weighted average common shares outstanding (basic):	22,869	22,354	22,070	21,783	21,591
Weighted average common shares outstanding (diluted):	23,146	22,719	22,390	22,315	22,081
Balance Sheet Data
Total assets	$397,467	$384,954	$361,604	$369,151	$331,747
Long-term obligations	$1,820	$4,752	$4,231	$6,854	$6,175

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

        The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers in each segment of our business and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 40 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation, conversion, and storage systems, high-density energy packaging, miniaturization, DDL, aircraft payloads, controls integration, systems integration and engineering optimization coupled with professional field service capabilities.

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

Revenue

        We generate our revenue primarily from the sale, support and operation of our small UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems solutions. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities, in conjunction with customer-funded R&D, as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government, and most of our electric vehicle charging systems and power cycling and test systems revenue from sales and service to commercial customers.

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

Other Income and Expenses

        Other income and expenses includes interest income, interest expense, changes in fair value of certain financial investments, gains/losses on sale of available-for-sale equity securities and losses from equity method investments.

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

        We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract's revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2015, 2014 and 2013, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

        For the years ended April 30, 2015, 2014 and 2013, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
Gross favorable adjustments	$885	$699	$1,874
Gross unfavorable adjustments	(1,017)	(337)	(106)

Net adjustments	$(132)	$362	$1,768

        For the year ended April 30, 2015, favorable cumulative catch-up adjustments of $0.9 million were primarily due to final cost adjustments on 28 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.0 million were primarily related to higher than expected costs on 170 contracts, which individually were not material.

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

  Long-Term Incentive Awards

        We grant long-term incentive awards and we establish a target payout at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon our achievement of such targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, we have the discretion to settle the restricted stock units in cash or stock.

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

        We have various foreign subsidiaries to conduct or support our business outside the United States. We do not provide for U.S. income taxes on undistributed earnings for our foreign subsidiaries as management expects the foreign earnings will be indefinitely reinvested in such foreign jurisdictions.

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

	Fiscal Year Ended April 30,
	2015		2014		2013
Revenue	$259,398	100%	$251,703	100%	$240,152	100%
Cost of sales	155,130	60%	158,090	63%	147,616	61%

Gross margin	104,268	40%	93,613	37%	92,536	39%
Selling, general and administrative	55,763	21%	55,679	22%	51,520	21%
Research and development	46,491	18%	25,515	10%	37,214	15%

Income from operations	2,014	1%	12,419	5%	3,802	2%
Interest income	882	0%	855	0%	726	0%
Other (expense) income	(1,003)	0%	1,622	1%	6,245	3%

Income before income taxes	1,893	1%	14,896	6%	10,773	4%
Income tax (benefit) expense	(1,002)	0%	1,178	0%	347	0%

Net income	$2,895	1%	$13,718	5%	$10,426	4%

        The following table sets forth our revenue, costs of sales and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2015	2014	2013
	(In thousands)
Revenue:
UAS	$220,950	$208,810	$194,276
EES	38,448	42,893	45,876

Total	$259,398	$251,703	$240,152

Cost of sales:
UAS	$128,233	$127,992	$115,194
EES	26,897	30,098	32,422

Total	$155,130	$158,090	$147,616

Gross margin:
UAS	$92,717	$80,818	$79,082
EES	11,551	12,795	13,454

Total	$104,268	$93,613	$92,536

Fiscal Year Ended April 30, 2015 Compared to Fiscal Year Ended April 30, 2014

        Revenue.    Revenue for the fiscal year ended April 30, 2015 was $259.4 million, as compared to $251.7 million for the fiscal year ended April 30, 2014, representing an increase of $7.7 million, or 3%. The increase in revenue was due to an increase in product deliveries of $10.0 million offset by a decrease in service revenue of $2.3 million. UAS revenue increased $12.1 million, or 6%, to $221.0 million for the fiscal year ended April 30, 2015, primarily due to increased product deliveries of $12.2 million and an increase in customer-funded R&D of $8.6 million, offset by a decrease in service revenue of $8.6 million. The increase in product deliveries was primarily due to increased product deliveries of Wasp systems. The increase in customer-funded R&D was primarily due to phase two of the Tern program and a Switchblade derivative program. The decrease in service revenue was primarily due to decreased repair activities in small UAS and Switchblade services. EES revenue decreased $4.4 million, or 10%, to $38.4 million for the fiscal year ended April 30, 2015, primarily due to decreased product deliveries of our industrial fast charge systems and passenger electric vehicle charging systems.

        Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2015 was $155.1 million, as compared to $158.1 million for the fiscal year ended April 30, 2014, representing a decrease of $3.0 million, or 2%. As a percentage of revenue, cost of sales decreased from 63% to 60%. The decrease in cost of sales was a result of a decrease in product cost of sales of $0.3 million and service costs of sales of $2.7 million. UAS cost of sales increased $0.2 million to $128.2 million for the fiscal year ended April 30, 2015. As a percentage of revenue, cost of sales for UAS decreased from 61% to 58%, primarily due to a favorable product mix. EES cost of sales decreased $3.2 million, or 11%, to $26.9 million for the fiscal year ended April 30, 2015 due to a decrease in sales volume. As a percentage of revenue, cost of sales for EES remained at 70%.

        Gross Margin.    Gross margin for the fiscal year ended April 30, 2015 was $104.3 million, as compared to $93.6 million for the fiscal year ended April 30, 2014, representing an increase of $10.7 million, or 11%. The increase in gross margin was due to an increase in product margin of $10.4 million and service margin of $0.3 million. The increase in product margin was primarily due to an increase in product deliveries. As a percentage of revenue, gross margin increased from 37% to

40%. UAS gross margin increased $11.9 million, or 15%, to $92.7 million for the fiscal year ended April 30, 2015, primarily due to a favorable product mix. As a percentage of revenue, gross margin for UAS increased from 39% to 42%. EES gross margin decreased $1.2 million, or 10%, to $11.6 million for the fiscal year ended April 30, 2015, primarily due to a decrease in sales volume. As a percentage of revenue, EES gross margin remained at 30%.

        Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2015 was $55.8 million, or 21% of revenue, compared to SG&A expense of $55.7 million, or 22% of revenue, for the fiscal year ended April 30, 2014.

        Research and Development.    R&D expense for the fiscal year ended April 30, 2015 was $46.5 million, or 18% of revenue, compared to R&D expense of $25.5 million, or 10% of revenue, for the fiscal year ended April 30, 2014. R&D expense increased primarily due to increased development activities for certain strategic initiatives.

        Interest Income.    Interest income for the fiscal years ended April 30, 2015 and 2014 was $0.9 million.

        Other Expense.    Other expense for the fiscal year ended April 30, 2015 was $1.0 million, as compared to other income of $1.6 million for the fiscal year ended April 30, 2014. The decrease is primarily due to a reduction in the fair value of the conversion feature of our investment in convertible bonds and related sales of equity securities.

        Income Taxes.    Our effective income tax rate was (52.9)% for the fiscal year ended April 30, 2015, as compared to an effective income tax rate of 7.9% for the fiscal year ended April 30, 2014. The variance in the effective income tax rate was primarily due to lower pre-tax income and federal R&D tax credits.

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

        Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, and marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense and electric vehicle industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

Cash Flows

        The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2015	2014	2013
	(In thousands)
Net cash provided by operating activities	$39,413	$34,005	$29,244
Net cash (used in) provided by investing activities	$(23,820)	$10,438	$(18,344)
Net cash provided by financing activities	$848	$7,194	$212

        Cash Provided by Operating Activities.    Net cash provided by operating activities for the fiscal year ended April 30, 2015 increased by $5.4 million to $39.4 million, compared to net cash provided by operating activities of $34.0 million for the fiscal year ended April 30, 2014. This increase in net cash provided by operating activities was primarily due to higher working capital generated of $16.1 million, a higher loss on disposal of fixed assets of $3.7 million and a change in fair value of the CybAero notes of $1.7 million, partially offset by lower net income of $10.8 million, lower impairment of long-lived assets of $2.9 million, lower tax benefits of $2.3 million and lower depreciation expense of $0.8 million.

        Net cash provided by operating activities for the fiscal year ended April 30, 2014 increased by $4.8 million to $34.0 million, compared to net cash provided by operating activities of $29.2 million for the fiscal year ended April 30, 2013. This increase in net cash provided by operating activities was primarily due to the change in fair value of the CybAero notes of $4.4 million, impairment of Tier-II related assets of $3.3 million, higher net income of $3.3 million and higher working capital generated of $2.9 million, partially offset by higher deferred income taxes of $7.0 million and lower depreciation expense of $1.8 million.

        Cash (Used in) Provided by Investing Activities.    Net cash used in investing activities increased by $34.3 million to $23.8 million for the fiscal year ended April 30, 2015, compared to net cash provided by investing activities of $10.4 million for the fiscal year ended April 30, 2014. The increase in net cash used in investing activities was primarily due to higher net purchases of held-to-maturity investments of $46.2 million, partially offset by higher sales of available-for-sale investments of $9.7 million and lower capital expenditures of $1.9 million. During the fiscal years ended April 30, 2015, 2014 and 2013, we used cash to purchase property and equipment totaling $5.3 million, $7.1 million and $11.8 million, respectively.

        Net cash provided by investing activities increased by $28.7 million to $10.4 million for the fiscal year ended April 30, 2014, compared to net cash used in investing activities of $18.3 million for the fiscal year ended April 30, 2013. The increase in net cash provided by investing activities was primarily due to lower net purchases of U.S. government securities and municipal bonds of $21.1 million and lower capital expenditures of $4.7 million. During the fiscal years ended April 30, 2014, 2013 and 2012, we used cash to purchase property and equipment totaling $7.1 million, $11.8 million and $15.0 million, respectively.

        Cash Provided by Financing Activities.    Net cash provided by financing activities decreased by $6.3 million to $0.8 million for the fiscal year ended April 30, 2015, compared to net cash provided by financing activities of $7.2 million for the fiscal year ended April 30, 2014. The decrease was primarily due to lower exercises of stock options of $6.0 million.

        Net cash provided by financing activities increased by $7.0 million to $7.2 million for the fiscal year ended April 30, 2014, compared to net cash provided by financing activities of $0.2 million for the fiscal year ended April 30, 2013. The increase was primarily due to higher exercises of stock options of $6.4 million and higher excess tax benefits from stock-based compensation of $0.6 million.

Contractual Obligations

        The following table describes our commitments to settle contractual obligations as of April 30, 2015:

	Payments Due By Period
	Total	Less Than 1 Year	1 to 3 Years	3 to 5 Years	More Than 5 Years
	(In thousands)
Operating lease obligations	$12,172	$3,720	$4,045	$3,109	$1,298
Purchase obligations(1)	28,324	28,324	—	—	—

Total	$40,496	$32,044	$4,045	$3,109	$1,298

(1)
Consists of all cancelable and non-cancelable purchase orders as of April 30, 2015.

Off-Balance Sheet Arrangements

        As of April 30, 2015, we had no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

Inflation

        Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

        In July 2013, the Financial Accounting Standards Board or FASB, issued Accounting Standards Update or ASU, No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance did not have a material impact on our consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. We are evaluating the potential impact of this adoption on our consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on our consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is part of the FASB's initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply the ASU prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on our consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the analysis that reporting entities must perform to determine if certain types of legal entities should be consolidated. Specifically, the ASU focuses on 1) the variable interest entity, or VIE, evaluation of limited partnerships and similar legal entities, 2) eliminating the presumption that general partners should consolidate a limited partnership, 3) the consolidation analysis of reporting entities that are involved with VIEs, and 4) scope exceptions from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the ASU is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The ASU may be applied using a modified retrospective approach by recording a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. We are evaluating the potential impact of this adoption on our consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU adds explicit guidance into U.S. GAAP regarding a customer's accounting for fees paid in a cloud computing arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendments either (1) prospectively to all arrangements entered into or materially modified after the effective date or (2) retrospectively. We are evaluating the potential impact of this adoption on our consolidated financial statements.

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

        We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2015 and 2014, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

        As discussed in Note 20 to the consolidated financial statements, the April 30, 2014 and 2013 consolidated statements of cash flows have been restated to correct for an error in the classification of the amortization of the premium on held to maturity investments from investing activities to operating activities.

        We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AeroVironment, Inc. and subsidiaries' internal controls over financial reporting as of April 30, 2015, based upon criteria established in Internal Control—Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 30, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 30, 2015

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$143,410	$126,969
Short-term investments	85,381	70,639
Accounts receivable, net of allowance for doubtful accounts of $606 at April 30, 2015 and $791 at April 30, 2014	33,607	31,739
Unbilled receivables and retentions	17,356	10,929
Inventories, net	39,414	50,699
Income tax receivable	—	6,584
Deferred income taxes	5,265	5,038
Prepaid expenses and other current assets	4,599	4,260

Total current assets	329,032	306,857
Long-term investments	46,769	50,505
Property and equipment, net	13,499	19,997
Deferred income taxes	7,426	6,721
Other assets	741	874

Total assets	$397,467	$384,954

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$19,243	$13,906
Wages and related accruals	13,395	14,083
Income taxes payable	692	—
Customer advances	4,235	2,984
Other current liabilities	9,170	6,762

Total current liabilities	46,735	37,735
Deferred rent	1,381	1,239
Liability for uncertain tax positions	439	3,513
Commitments and contingencies
Stockholders' equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,314,640 shares at April 30, 2015 and 23,176,576 at April 30, 2014	2	2
Additional paid-in capital	148,293	143,648
Accumulated other comprehensive loss	(1,358)	(263)
Retained earnings	201,975	199,080

Total stockholders' equity	348,912	342,467

Total liabilities and stockholders' equity	$397,467	$384,954

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2015	2014	2013
Revenue:
Product sales	$205,027	$194,996	$139,813
Contract services	54,371	56,707	100,339

	259,398	251,703	240,152
Cost of sales:
Product sales	118,834	119,137	85,643
Contract services	36,296	38,953	61,973

	155,130	158,090	147,616

Gross margin	104,268	93,613	92,536
Selling, general and administrative	55,763	55,679	51,520
Research and development	46,491	25,515	37,214

Income from operations	2,014	12,419	3,802
Other income (expense):
Interest income	882	855	726
Other (expense) income	(1,003)	1,622	6,245

Income before income taxes	1,893	14,896	10,773
(Benefit) provision for income taxes	(1,002)	1,178	347

Net income	$2,895	$13,718	$10,426

Earnings per share data:
Basic	$0.13	$0.61	$0.47
Diluted	$0.13	$0.60	$0.47
Weighted average shares outstanding:
Basic	22,868,733	22,354,444	22,069,842
Diluted	23,145,997	22,719,218	22,390,420

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2015	2014	2013
Net income	$2,895	$13,718	$10,426
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net tax	(1,095)	442	(11)

Total comprehensive income	$1,800	$14,160	$10,415

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands except share data)

	Common Stock				Accumulated Other Comprehensive Loss
			Additional Paid-In Capital	Retained Earnings
	Shares	Amount				Total
Balance at April 30, 2012	22,243,903	$2	$124,954	$174,936	$(694)	$299,198
Net income	—	—	—	10,426	—	10,426
Unrealized loss on investments	—	—	—	—	(11)	(11)
Stock options exercised	208,338	—	289	—	—	289
Restricted stock awards	163,886	—	—	—	—	—
Restricted stock awards forfeited	(12,767)	—	—	—	—	—
Restricted stock units vested	14,926	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(3,971)	—	(77)	—	—	(77)
Reclassification from share-based liability compensation to equity	—	—	401	—	—	401
Tax benefit from stock-based compensation	—	—	1,490	—	—	1,490
Stock-based compensation	—	—	3,470	—	—	3,470

Balance at April 30, 2013	22,614,315	2	130,527	185,362	(705)	315,186
Net income	—	—	—	13,718	—	13,718
Unrealized gain on investments	—	—	—	—	442	442
Stock options exercised	460,231	—	6,709	—	—	6,709
Restricted stock awards	128,500	—	—	—	—	—
Restricted stock awards forfeited	(35,869)	—	—	—	—	—
Restricted stock units vested	14,251	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(4,852)	—	(163)	—	—	(163)
Tax benefit from stock-based compensation	—	—	2,953	—	—	2,953
Stock-based compensation	—	—	3,622	—	—	3,622

Balance at April 30, 2014	23,176,576	2	143,648	199,080	(263)	342,467

Net income	—	—	—	2,895	—	2,895
Unrealized loss on investments	—	—	—	—	(1,095)	(1,095)
Stock options exercised	35,018	—	722	—	—	722
Restricted stock awards	160,180	—	—	—	—	—
Restricted stock awards forfeited	(56,004)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,130)	—	(36)	—	—	(36)
Tax benefit from stock-based compensation	—	—	191	—	—	191
Stock-based compensation	—	—	3,768	—	—	3,768

Balance at April 30, 2015	23,314,640	$2	$148,293	$201,975	$(1,358)	$348,912

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended April 30,
	2015	2014	2013
		(Restated)	(Restated)
Operating activities
Net income	$2,895	$13,718	$10,426
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,366	9,155	10,937
Loss from equity method investments	240	30	—
Impairment of long-lived assets	438	3,317	—
Provision for doubtful accounts	(106)	(6)	462
Losses on foreign currency transactions	580	21	—
Loss (gain) on sale of equity securities	209	(4)	—
Deferred income taxes	(3,382)	(3,110)	3,851
Change in fair value of conversion feature of convertible bonds	(73)	(1,773)	(6,173)
Stock-based compensation	3,768	3,622	3,470
Tax benefit from exercise of stock options	52	2,305	1,606
Excess tax benefit from stock-based compensation	(162)	(648)	—
Loss on disposition of property and equipment	3,661	—	18
Amortization of held-to-maturity investments	4,532	5,037	5,237
Changes in operating assets and liabilities:
Accounts receivable	(1,762)	(11,963)	36,185
Unbilled receivables and retentions	(6,427)	375	15,730
Inventories	11,285	11,862	(19,022)
Income tax receivable	6,584	5,193	(11,777)
Prepaid expenses and other assets	(339)	157	(317)
Accounts payable	5,337	(2,238)	(4,069)
Other liabilities	3,717	(1,045)	(17,320)

Net cash provided by operating activities	39,413	34,005	29,244
Investing activities
Acquisition of property and equipment	(5,279)	(7,143)	(11,834)
Equity method investment	(395)	(105)	—
Redemptions of held-to-maturity investments	69,387	75,022	84,071
Purchases of held-to-maturity investments	(97,464)	(56,946)	(87,294)
Acquisition of intangible assets	(150)	(750)	(850)
Purchases of available-for-sale investments	—	—	(3,037)
Sales of available-for-sale investments	10,081	360	600

Net cash (used in) provided by investing activities	(23,820)	10,438	(18,344)
Financing activities
Excess tax benefit from stock-based compensation	162	648	—
Tax withholding payment related to net settlement of equity awards	(36)	(163)	(77)
Exercise of stock options	722	6,709	289

Net cash provided by financing activities	848	7,194	212

Net increase in cash and cash equivalents	16,441	51,637	11,112
Cash and cash equivalents at beginning of year	126,969	75,332	64,220

Cash and cash equivalents at end of year	$143,410	$126,969	$75,332

Supplemental disclosures of cash flow information
Cash paid during the year for:
Income taxes	$700	$2,556	$15,262
Non-cash activities
Unrealized change in fair value on long-term investments recorded in accumulated other comprehensive loss, net of deferred taxes	$1,095	$442	$11
Reclassification from share-based liability compensation to equity	$—	$—	$401
Forfeiture of vested stock-based compensation	$23	$—	$—
Accrued acquisition of intangible assets	$250	$—	$—

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.     Organization and Significant Accounting Policies

Organization

        AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production, support and operation of unmanned aircraft systems ("UAS") and efficient energy systems ("EES") for various industries and governmental agencies.

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

  Restatement of Previously Issued Consolidated Financial Statements

        The Company identified a presentation error in its classification of $5.0 million and $5.2 million of amortization/accretion of premiums/discounts related to held-to-maturity investments within the consolidated statement of cash flows for the years ended April 30, 2014 and 2013, respectively. The Company has corrected the error by reclassifying the amount between the investing and operating sections in its prior year financial statements. See Note 20 for further details.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

        Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes for available-for-sale investments. The convertible bond in which the Company had invested, which was classified as available-for-sale, contained an embedded conversion feature which was bifurcated from the bond. The change in the fair value of the embedded conversion feature was recorded in other income in the income statement.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be other-than-temporary, an impairment charge is recorded in earnings and a new cost basis in the investment is established.

  Fair Values of Financial Instruments

        Fair values of cash and cash equivalents, accounts receivable, unbilled receivables, retentions and accounts payable approximate cost due to the short period of time to maturity.

  Concentration of Credit Risk

        Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities and accounts receivable. The Company currently invests the majority of its cash in municipal bonds and U.S. government securities. The Company's revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 80%, 75% and 70% of the Company's revenue came from agencies of the U.S. government for the years ended April 30, 2015, 2014 and 2013, respectively. These agencies accounted for 29% and 11% of the accounts receivable balances at April 30, 2015 and 2014, respectively. One such agency, the U.S. Army, accounted for 47%, 45% and 43% of the Company's consolidated revenue for the years ended April 30, 2015, 2014 and 2013, respectively. The U.S. Army accounted for approximately 55%, 54% and 53% of UAS reportable segment sales for the years ended April 30, 2015, 2014 and 2013, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

        Retentions represent amounts withheld by customers until contract completion. At April 30, 2015 and 2014, the retention balances were $1,344,000 and $1,074,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company's best estimate of probable losses inherent in the accounts receivable balance; such losses have historically been within management's expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

  Self-Insurance Liability

        The Company is self-insured for employee medical claims, subject to individual and aggregate stop-loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2015 and 2014, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,293,000 and $1,281,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

  Long-Term Incentive Awards

        For long-term incentive awards, a target payout is established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company's achievement of such targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

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

        Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $36,998,000, $28,393,000 and $37,317,000 for the years ended April 30, 2015, 2014 and 2013, respectively. The related cost of sales for customer-funded research and development totaled approximately $ 24,776,000, $18,644,000 and $26,496,000 for the years ended April 30, 2015, 2014 and 2013, respectively.

  Lease Accounting

        The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,381,000 and $1,239,000 as of April 30, 2015 and 2014, respectively.

  Advertising Costs

        Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $416,000, $225,000 and $238,000 for the years ended April 30, 2015, 2014 and 2013, respectively.

  Earnings Per Share

        Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

        The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2015	2014	2013
Numerator for basic earnings per share:
Net income	$2,895,000	$13,718,000	$10,426,000
Denominator for basic earnings per share:
Weighted average common shares	22,868,733	22,354,444	22,069,842
Dilutive effect of employee stock options, restricted stock and restricted stock units	277,264	364,774	320,578

Denominator for diluted earnings per share	23,145,997	22,719,218	22,390,420

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        During the years ended April 30, 2015, 2014 and 2013, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 43,000, 51,000 and 191,000 for the years ended April 30, 2015, 2014 and 2013, respectively.

Recently Issued Accounting Standards

        In July 2013, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). This ASU addresses when unrecognized tax benefits should be presented as reductions to deferred tax assets for net operating loss carryforwards in the financial statements. This ASU is effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2013. Early adoption and retrospective application is permitted. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In April 2014, the FASB issued ASU No. 2014-08, Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity. This ASU changes the threshold for a disposal to qualify as a discontinued operation. To be considered a discontinued operation a disposal now must represent a strategic shift that has or will have a major effect on an entity's operations and financial results. This ASU also requires new disclosures for individually material disposal transactions that do not meet the definition of a discontinued operation. This update will be applied prospectively and is effective for annual periods, and interim periods within those years, beginning after December 15, 2014. Early adoption is permitted provided the disposal was not previously disclosed. The adoption of this guidance did not have a material impact on the Company's consolidated financial statements.

        In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU is effective for annual periods beginning after December 15, 2017 and shall be applied either retrospectively to each period presented or as a cumulative-effect adjustment as of the date of adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

        In June 2014, the FASB issued ASU No. 2014-12, Compensation—Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period (a consensus of the FASB Emerging Issues Task Force). This ASU clarifies that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. A reporting entity should apply existing guidance in Topic 718 as it relates to awards with performance conditions that affect vesting to account for such awards. As such, the performance target should not be reflected in estimating the grant-date fair value of the award. Compensation cost should be recognized in the period in which it becomes probable that the performance target will be achieved and should represent the compensation cost attributable to the period(s) for which the requisite service has already been rendered. This ASU is effective for annual periods, and interim periods within those years, beginning after December 15, 2015. Early adoption is

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

permitted. This ASU may be applied either (a) prospectively to all awards granted or modified after the effective date or (b) retrospectively to all awards with performance targets that are outstanding as of the beginning of the earliest annual period presented in the financial statements and to all new or modified awards thereafter. The adoption of this guidance is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2015, the FASB issued ASU No. 2015-01, Income Statement—Extraordinary and Unusual Items (Subtopic 225-20): Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items. This ASU is part of the FASB's initiative to reduce complexity in accounting standards. This ASU eliminates from U.S. GAAP the concept of extraordinary items, which were previously required to be segregated from the results of ordinary operations and shown separately in the income statement, net of tax, after income from continuing operations. Entities were also required to disclose applicable income taxes for the extraordinary item and either present or disclose earnings-per-share data applicable to the extraordinary item. Items which are considered both unusual and infrequent will now be presented separately within income from continuing operations in the income statement or disclosed in notes to the financial statements. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Companies may apply the ASU prospectively, or may also apply the amendments retrospectively to all prior periods presented in the financial statements. Early adoption is permitted provided that the guidance is applied from the beginning of the fiscal year of adoption. The adoption of this guidance will not have a material impact on the Company's consolidated financial statements.

        In February 2015, the FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. This ASU changes the analysis that reporting entities must perform to determine if certain types of legal entities should be consolidated. Specifically, the ASU focuses on 1) the variable interest entity, or VIE, evaluation of limited partnerships and similar legal entities, 2) eliminating the presumption that general partners should consolidate a limited partnership, 3) the consolidation analysis of reporting entities that are involved with VIEs, and 4) scope exceptions from consolidation guidance for reporting entities with interests in legal entities that are required to comply with or operate in accordance with requirements that are similar to those in Rule 2a-7 of the Investment Company Act of 1940 for registered money market funds. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted, including adoption in an interim period. If the ASU is adopted in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. The ASU may be applied using a modified retrospective approach by recording a cumulative-effect adjustment as of the beginning of the fiscal year of adoption. A reporting entity also may apply the amendments retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

        In April 2015, the FASB issued ASU No. 2015-05, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Customer's Accounting for Fees Paid in a Cloud Computing Arrangement. This ASU adds explicit guidance into U.S. GAAP regarding a customer's accounting for fees paid in a cloud computing arrangement. The ASU provides guidance to customers about whether a cloud computing arrangement includes a software license. If a cloud computing arrangement includes a software license, then the customer should account for the software license element of the arrangement consistent with the acquisition of other software licenses. If a cloud computing arrangement does not include a software license, the customer should account for the arrangement as a service contract. This update is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2015. Early adoption is permitted. A reporting entity should apply the amendments either (1) prospectively to all

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangements entered into or materially modified after the effective date or (2) retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2.     Investments

        Investments consist of the following:

	April 30,
	2015	2014
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$67,173	$69,898
U.S. government securities	11,536	—
Corporate bonds	1,314	—
Certificates of deposit	3,885	741

Total held-to-maturity investments	83,908	70,639

Available-for-sale securities:
Equity securities	1,473	—

Total available-for-sale investments	1,473	—

Total short-term investments	$85,381	$70,639

Long-term investments:
Held-to-maturity securities:
Municipal securities	$30,418	$29,759
U.S. government securities	5,009	—
Corporate bonds	8,501	—
Certificates of deposit	—	3,889

Total held-to-maturity investments	43,928	33,648
Available-for-sale securities:
Auction rate securities	2,841	5,683
Convertible bonds	—	5,865
Equity securities	—	5,309

Total available-for-sale investments	2,841	16,857

Total long-term investments	$46,769	$50,505

  Held-To-Maturity Securities

        As of April 30, 2015 and 2014, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. government securities, corporate bonds and certificates of deposit. Interest earned from these investments is recorded in interest income.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, are as follows (in thousands):

	2015				2014
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$97,591	$8	$(35)	$97,564	$99,657	$65	$(9)	$99,713
U.S. government securities	16,545	12	—	16,557	—	—	—	—
Corporate bonds	9,815	—	(13)	9,802	—	—	—	—
Certificates of deposit	3,885	—	—	3,885	4,630	—	—	4,630

Total held-to-maturity investments	$127,836	$20	$(48)	$127,808	$104,287	$65	$(9)	$104,343

        The amortized cost and fair value of the Company's held-to-maturity securities by contractual maturity at April 30, 2015, are as follows:

	Cost	Fair Value
Due within one year	$83,908	$83,895
Due after one year through five years	43,928	43,913

Total	$127,836	$127,808

  Available-For-Sale Securities

    Auction Rate Securities

        As of April 30, 2015 and 2014, the entire balance of available-for-sale auction rate securities consisted of two and three investment grade auction rate municipal bonds, respectively, with maturities ranging from 4 to 19 years. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

        During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2015 until a future auction of these securities is successful or a buyer is found outside of the auction process.

        As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2015 and 2014. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

        Based on the Company's ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2015, it did not consider these investments to be other-than-temporarily impaired.

        The amortized cost, gross unrealized losses, and estimated fair value of the available-for-sale auction rate securities are as follows (in thousands):

	April 30,
	2015	2014
Auction rate securities
Amortized cost	$3,200	$6,575
Gross unrealized losses	(359)	(892)

Fair value	$2,841	$5,683

        The amortized cost and fair value of the Company's auction rate securities by contractual maturity at April 30, 2015 are as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$1,200	$1,147
Due after 10 years	2,000	1,694

Total	$3,200	$2,841

    Convertible Bonds

        As of April 30, 2015 the Company did not have any convertible bond investments. As of April 30, 2014, the entire balance of available-for-sale convertible bonds consisted of one convertible bond. The convertible bond was issued by CybAero AB ("CybAero"), a publicly traded company in Sweden that develops and manufactures unmanned aerial vehicles. The bond had a principal amount of 10 million Swedish Kronor ("SEK"), was convertible into one million CybAero shares at the conversion price of 10 SEK per share, had a maturity date of November 30, 2017, and had an interest rate of 5% per annum.

        The convertible bond contained an embedded conversion feature which was bifurcated from the bond. The changes in the fair value of the embedded conversion feature are recorded in other income in the income statement. Unrealized gains and losses of the bond are excluded from earnings and reported as a separate component of stockholders' equity, net of deferred income taxes.

        On May 14, 2013, CybAero effected a reverse stock split whereby every 10 shares of CybAero were converted into 1 share. All amounts discussed as of April 30, 2014 reflect this reverse stock split.

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

        On August 11, 2014, the Company exercised its conversion right and converted the remaining convertible bond into CybAero common shares. The convertible bond was in the amount of 10 million SEK and was converted into 1,062,699 common shares of CybAero at the conversion price of 9.41 SEK. The shares are classified as available-for-sale.

        The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale convertible bonds are as follows (in thousands):

	April 30,
	2015	2014
Convertible bonds
Amortized cost	$—	$1,519
Gross unrealized gains	—	4,346
Gross unrealized losses	—	—

Fair value	$—	$5,865

    Equity Securities

        As of April 30, 2015 and 2014, the entire balance of available-for-sale equity securities consisted of 618,042 and 1,025,799 CybAero common shares, respectively. The shares are classified as available-for-sale. During the years ended April 30, 2015 and 2014, the Company realized gains on the sale of CybAero shares of $4,784,000 and $132,000, respectively.

        The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the available-for-sale equity securities are as follows (in thousands):

	April 30,
	2015	2014
Equity Securities
Amortized cost	$3,357	$5,033
Gross unrealized gains	—	276
Gross unrealized losses	(1,884)	—

Fair value	$1,473	$5,309

        As of April 30, 2015, the equity securities have been in an unrealized loss position for less than 12 months. The Company evaluated the near-term prospects of the issuer in relation to the severity and duration of the impairment. Based on that evaluation and the Company's ability and intent to hold those investments for a reasonable period of time sufficient for a forecasted recovery of fair value, the Company does not consider those investments to be other-than-temporarily impaired at April 30, 2015.

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

  •
  Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

        The Company's financial assets measured at fair value on a recurring basis at April 30, 2015, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,841	$2,841
Equity securities	1,473	—	—	1,473

Total	$1,473	$—	$2,841	$4,314

        The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2014	$7,297
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	438
Purchases, issuances and settlements, net	(4,894)

Balance at April 30, 2015	$2,841

The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2015	$—

        The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. As of April 30, 2015, the inputs used in the Company's discounted cash flow analysis included current coupon rates of 0.1%, estimated redemption periods of 4 to 19 years and discount rates of 4.6% to 15.4%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4.     Inventories, net

        Inventories consist of the following:

	April 30,
	2015	2014
	(In thousands)
Raw materials	$13,325	$15,102
Work in process	5,140	7,542
Finished goods	25,537	31,289

Inventories, gross	44,002	53,933
Reserve for inventory excess and obsolescence	(4,588)	(3,234)

Inventories, net	$39,414	$50,699

        Inventory consigned to others as of April 30, 2015 and 2014 was $6,840,000 and $7,856,000, respectively.

5.     Intangibles

        Intangibles are included in other assets, long-term, on the balance sheet. The components of intangibles are as follows:

	April 30,
	2015	2014
	(In thousands)
Licenses	$818	$856
Less accumulated amortization	(438)	(189)

Intangibles, net	$380	$667

        The weighted average amortization period at April 30, 2015 and 2014 was five years and three years, respectively. Amortization expense for the years ended April 30, 2015, 2014 and 2013 was $249,000, $154,000 and $35,000, respectively.

        During the year ended April 30, 2015, the Company recorded an impairment charge of $438,000 recorded in SG&A expenses related to an exclusive distribution agreement as the Company determined that it would not be selling any products through the exclusive distribution agreement.

        During the year ended April 30, 2014, the Company recorded an impairment charge of $72,000 recorded in SG&A expenses related to a license for certain technology as the Company determined that it would not be selling any products containing the licensed technology.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        At April 30, 2014, the Company recorded an impairment charge of $672,000 recorded in SG&A expenses related to an exclusive distribution license. See Note 6, Property and Equipment, net for further details.

        Estimated amortization expense for the next five years is as follows:

Year ending April 30
(In thousands)
2016	$80
2017	80
2018	80
2019	80
2020	60

$380

6.     Property and Equipment, net

        Property and equipment consist of the following:

	April 30,
	2015	2014
	(In thousands)
Leasehold improvements	$9,117	$8,611
Machinery and equipment	45,525	42,025
Furniture and fixtures	1,877	1,840
Computer equipment and software	26,223	24,377
Construction in process	1,634	6,344

Property and equipment, gross	84,376	83,197
Less accumulated depreciation and amortization	(70,877)	(63,200)

Property and equipment, net	$13,499	$19,997

        At April 30, 2014, an analysis of the Company's long-lived assets related to Tier II helicopter demonstration assets and an exclusive license agreement to sell Tier II helicopters indicated impairment. At April 30, 2014 the Company determined that the carrying value of the Tier II helicopter demonstration assets and license agreement would not be recovered over the estimated useful life of the primary assets due to the delay of market adoption resulting in lower than anticipated sales. Accordingly, the Company completed an impairment test for this asset group, which resulted in an impairment charge of $3,317,000 that was recorded in SG&A costs of which $2,645,000 was related to the Tier II helicopter demonstration assets and $672,000 was related to the exclusive distribution license. To determine the amount of the impairment charge, the Company was required to make estimates of the fair value of the assets in this group, and these estimates were based on the use of the income approach to determine the fair value of the equipment. At April 30, 2014, the Company considered these assets "held and used."

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.     Investments in Companies Accounted for Using the Equity Method

        In March of 2014, the Company purchased 49% of the outstanding common stock of Altoy Savunma Sanayi ve Havacilik Anonim Sirketi ("Altoy"), a Turkish corporation founded in February 2014. Altoy aims to develop and manufacture high altitude long endurance, unmanned aerial platform technologies in Turkey and market and sell such technologies to the world market. Altoy is considered to be in the start-up phase with no current operations. During the years ended April 30, 2015 and 2014, the Company recorded 49% of the net loss of Altoy, or $240,000 and $30,000, respectively, in "Other (expense) income" in the consolidated statement of income. At April 30, 2015 and 2014, the carrying value of the investment in Altoy was $230,000 and $75,000, respectively and was recorded in "Other assets, long-term."

8.     Warranty Reserves

        Warranty reserve activity is summarized as follows:

	April 30,
	2015	2014
	(In thousands)
Beginning balance	$1,280	$1,515
Warranty expense	2,919	1,436
Warranty costs settled	(1,546)	(1,671)

Ending balance	$2,653	$1,280

9.     Employee Savings Plan

        The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $2,818,000, $2,757,000 and $3,137,000 in contributions to the plan for the years ended April 30, 2015, 2014 and 2013, respectively.

10.   Restructuring Charges

        On May 29, 2013 and September 26, 2013, the Company implemented two separate and unrelated organizational realignments and workforce reductions in its UAS and EES business segments.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

11.   Stock-Based Compensation

        For the years ended April 30, 2015, 2014 and 2013, the Company recorded stock-based compensation expense of approximately $3,768,000, $3,622,000 and $3,470,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The fair value of stock options granted was estimated at the grant date using the Black-Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2015, 2014 and 2013:

	Year Ended April 30,
	2015	2014	2013
Expected term (in years)	6.00	6.08	6.00
Expected volatility	44.65%	45.61%	45.94%
Risk-free interest rate	1.92%	1.64%	0.92%
Expected dividend	—	—	—
Weighted average fair value at grant date	$14.05	$10.61	$8.44

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

        Information related to the stock option plans at April 30, 2015, 2014 and 2013, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at April 30, 2012	692,210	$25.01	324,986	$2.80	239,310	$0.49

Options granted	203,000	19.07	—	—	—	—
Options exercised	(3,000)	20.75	(147,597)	1.39	(57,741)	0.38
Options canceled	—	—	—	—	—	—

Outstanding at April 30, 2013	892,210	23.67	177,389	3.98	181,569	0.52

Options granted	125,000	23.39	—	—	—	—
Options exercised	(261,900)	24.45	(121,841)	2.25	(76,490)	0.42
Options canceled	(42,200)	26.05	(7,037)	11.79	—	—

Outstanding at April 30, 2014	713,110	23.20	48,511	7.18	105,079	0.59

Options granted	85,599	31.27	—	—	—	—
Options exercised	(30,000)	23.81	(3,518)	2.13	(1,500)	0.59
Options canceled	(111,592)	24.75	—	—	—	—

Outstanding at April 30, 2015	657,117	23.96	44,993	7.57	103,579	0.59

Options exercisable at April 30, 2015	363,210	$23.15	44,993	$7.57	103,579	$0.59

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The total intrinsic value of all options exercised during the years ended April 30, 2015, 2014 and 2013 was approximately $455,000, $9,220,000, and $4,329,000, respectively. The intrinsic value of all options outstanding at April 30, 2015 and 2014 was $5,349,000 and $12,314,000, respectively. The intrinsic value of all exercisable options at April 30, 2015 and 2014 was $4,560,000 and $7,998,000, respectively.

        A summary of the status of the Company's non-vested stock options as of April 30, 2015 and the year then ended is as follows:

Non-vested Options	Options	Weighted Average Grant Date Fair Value
Non-vested at April 30, 2014	411,200	$8.75
Granted	85,599	14.05
Expired	—	—
Canceled	(104,592)	8.51
Vested	(98,300)	8.58

Non-vested at April 30, 2015	293,907	$10.43

        As of April 30, 2015, there was approximately $10,331,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately five-year period or a weighted average period of approximately three years.

        The weighted average fair value of options issued for the years ended April 30, 2015, 2014 and 2013 was $14.05, $10.61 and $8.44, respectively. The total fair value of shares vesting during the years ended April 30, 2015, 2014 and 2013 was $2,389,000, $2,168,000 and $2,477,000, respectively.

        Proceeds from all option exercises under all stock option plans for the years ended April 30, 2015, 2014 and 2013 were approximately $722,000, $6,709,000 and $289,000, respectively. The tax benefit realized from stock-based compensation during the years ended April 30, 2015, 2014 and 2013 was approximately $191,000, $2,953,000, and $1,490,000, respectively.

        The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2015:

	Options Outstanding
		Weighted Average Remaining Contractual Life In Years		Options Exercisable
Range of Exercise Prices	As of April 30, 2015		Weighted Average Exercise Price	As of April 30, 2015	Weighted Average Exercise Price
$ 0.59	103,579	4.35	$0.59	103,579	$0.59
2.13	19,658	0.47	2.13	19,658	2.13
11.79	25,335	1.40	11.79	25,335	11.79
18.07-24.65	413,710	4.92	20.89	277,610	21.43
25.77-32.19	243,407	7.35	29.17	85,600	28.75

$ 0.59-32.19	805,689	5.36	$20.04	511,782	$17.22

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The remaining weighted average contractual life of exercisable options at April 30, 2015 was 3.93 years.

        Information related to the Company's restricted stock awards at April 30, 2015 and for the year then ended is as follows:

	Restated 2006 Plan
	Shares	Weighted Average Grant Date Fair Value
Unvested stock at April 30, 2014	392,913	$23.02
Stock granted	160,180	31.15
Stock vested	(100,063)	23.88
Stock canceled	(56,004)	22.01

Unvested stock at April 30, 2015	397,026	$26.20

12.   Long-Term Incentive Awards

        During the year ended April 30, 2015, the Company granted a performance award under the Restated 2006 Plan to key employees. The performance period for the award is the year ending April 30, 2017. A target payout was established at the award date. The actual payout at the end of the performance period will be calculated based upon the Company's achievement of revenue and gross margin for the year ending April 30, 2017. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

        During each of the years ended April 30, 2014 and 2013, the Company granted a three-year performance award under the Restated 2006 Plan to key employees. The performance period for each three-year award is the three-year period ending April 30, 2016 and 2015, respectively. A target payout was established at the beginning of the performance period. The actual payout at the end of the performance period will be calculated based upon the Company's achievement of revenue and operating profit growth. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock.

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

        During the years ended April 30, 2015, 2014 and 2013, the Company recorded compensation expense for the long-term incentive awards of $0, $160,000 and $194,000, respectively. At April 30, 2015 and 2014, the Company had an accrued liability of $0 for outstanding awards. The maximum compensation expense that may be recorded for outstanding awards is $8,689,000.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

13.   Income Taxes

        The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
Domestic	$2,138	$14,996	$10,790
Foreign	(245)	(100)	(17)

Total	$1,893	$14,896	$10,773

        The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

        A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2015	2014	2013
U.S. federal statutory income tax rate	35.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(84.4)	(17.0)	1.6
R&D and other tax credits	(172.3)	(21.5)	(29.6)
Valuation allowance	96.7	8.7	—
Uncertain tax position adjustment	(1.9)	4.4	(6.7)
Return to provision adjustments	78.3	(0.1)	0.7
Permanent items	(5.2)	(1.3)	2.4
Other	0.9	(0.3)	(0.2)

Effective income tax rate	(52.9)%	7.9%	3.2%

        The components of the provision for income taxes are as follows (in thousands):

	Year ended April 30,
	2015	2014	2013
Current:
Federal	$573	$4,307	$(3,818)
State	(1,292)	(1,879)	(1,527)

	(719)	2,428	(5,345)
Deferred:
Federal	(1,972)	(1,694)	5,178
State	1,689	444	514

	(283)	(1,250)	5,692
Total income tax expense	$(1,002)	$1,178	$347

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        Significant components of the Company's deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2015	2014
Deferred income tax assets:
Accrued expenses	$8,442	$6,459
Allowances, reserves, and other	1,543	2,547
Fixed asset basis	—	196
Capital loss and credit carry-forwards	5,692	6,293
Intangibles basis	464	276

Total deferred income tax assets	16,141	15,771

Deferred income tax liabilities:
Unrealized gain on securities	(237)	(2,714)
Fixed asset basis	(86)	—

Total deferred income tax liabilities	(323)	(2,714)

Valuation allowance	(3,127)	(1,298)

Net deferred tax assets	$12,691	$11,759

        At April 30, 2015 and 2014 the Company recorded a valuation allowance of $3,127,000 and $1,298,000, respectively, against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against foreign net operating losses that are not more likely than not to be utilized. The valuation allowance increased by $1,829,000 and $1,298,000 for April 30, 2015 and April 30, 2014, respectively.

        At April 30, 2015 the Company had state credit carryforwards of $13,573,000 that do not expire and federal tax credit carryforwards of $2,654,000 that expire in 2034. As of April 30, 2015, the Company had federal and state credits of $143,000 and $30,000, respectively, for which the tax benefit, when recognized, will be recorded in equity.

        At April 30, 2015, the Company had multiple state net operating loss carryforwards and foreign losses of approximately $314,000 and $132,000, respectively. The state net operating loss carryforwards begin to expire in 2023 and the foreign losses carryforward indefinitely.

        At April 30, 2015 and 2014, the Company had approximately $8,190,000 and $6,334,000, respectively, of unrecognized tax benefits all of which would impact the Company's effective tax rate if recognized. The Company estimates that $10,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

        In July 2013, the FASB issued ASU No. 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (a consensus of the Emerging Issues Task Force). As a result of the adoption of this guidance the Company reclassified $2,484,000 at April 30, 2015 from the liability for uncertain tax positions to reduce deferred income tax assets on the balance sheet.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The following table summarizes the activity related to our gross unrecognized tax benefits for the years ended April 30, 2015 and 2014 (in thousands):

	April 30,
	2015	2014
Balance as of May 1	$6,334	$5,083
Increases related to prior year tax positions	747	775
Decreases related to prior year tax positions	(12)	—
Increases related to current year tax positions	1,158	1,050
Decreases related to lapsing of statute of limitations	(37)	(574)

Balance as of April 30	$8,190	$6,334

        The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2015 and 2014, the Company had accrued approximately $43,000 and $233,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2010 to 2014 remain open to examination by the IRS for federal income taxes. The tax years 2008 to 2014 remain open for major state taxing jurisdictions.

14.   Accumulated Other Comprehensive Loss

        The components of accumulated other comprehensive loss are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance as of April 30, 2014	$(263)	$(263)
Unrealized loss	(1,743)	(1,743)
Income taxes	648	648

Balance as of April 30, 2015	$(1,358)	$(1,358)

15.   Changes in Accounting Estimates

        During the years ended April 30, 2015, 2014 and 2013, the Company revised its estimates at completion of various fixed-price contracts which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. The changes in estimates resulted in cumulative catch-up adjustments to income from continuing operations for the years ended April 30, 2015 and 2014 were not material. The changes in estimates resulted in cumulative catch-up adjustments of $1,768,000 to increase income from continuing operations for the year ended April 30, 2013. The changes in estimates resulted in cumulative catch-up adjustments to increase net income for the year ended April 30, 2013 in the amount of $1,081,000. The impact on basic earnings per share for the year ended April 30, 2013, was an increase of $0.05 per share. The impact on diluted earnings per share for the year ended April 30, 2013, was an increase of $0.05 per share.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

16.   Related Party Transactions

        Pursuant to a consulting agreement, the Company paid a board member approximately $96,000, $96,000 and $172,000 during the years ended April 30, 2015, 2014 and 2013, respectively, for consulting services independent of his board service.

17.   Commitments and Contingencies

  Commitments

        The Company's operations are conducted in leased facilities. Following is a summary of non-cancelable operating lease commitments:

Year ending April 30
(In thousands)
2016	$3,720
2017	2,367
2018	1,678
2019	1,581
2020	1,528
Thereafter	1,298

$12,172

        Rental expense under operating leases was approximately $4,350,000, $4,981,000 and $4,349,000 for the years ended April 30, 2015, 2014 and 2013, respectively.

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

        At April 30, 2015 and 2014, the Company had outstanding letters of credit totaling $1,755,000 and $294,000, respectively.

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

        The Company's revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured.

        The Defense Contract Management Agency, or DCMA, has disallowed a portion of the Company's executive compensation and other costs included in the Company's fiscal 2006 incurred cost claim and sought interest and penalties. The Company and DCMA have resolved most of these claims. However, the Company is vigorously defending its position on the government's remaining claims for the fiscal 2006 incurred cost claim as well as the claims the government has raised regarding the Company's fiscal 2007 and fiscal 2008 incurred cost claims, which the Company has appealed to the Armed Services Board of Contract Appeals. Based on the Company's current understanding of the facts and the amount in dispute, The Company believes that the outcome of these disputes will not have a material impact on the Company's business. At April 30, 2015 and 2014, the Company had reserves for incurred cost claim audits for various fiscal years.

18.   Segment Data

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

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

        The segment results are as follows (in thousands):

	Year Ended April 30,
	2015	2014	2013
Revenue:
UAS	$220,950	$208,810	$194,276
EES	38,448	42,893	45,876

Total	259,398	251,703	240,152
Cost of sales:
UAS	128,233	127,992	115,194
EES	26,897	30,098	32,422

Total	155,130	158,090	147,616

Gross margin:
UAS	92,717	80,818	79,082
EES	11,551	12,795	13,454

Total	104,268	93,613	92,536

Selling, general and administrative	55,763	55,679	51,520
Research and development	46,491	25,515	37,214

Income from operations	2,014	12,419	3,802
Interest income	882	855	726
Other (expense) income	(1,003)	1,622	6,245

Income before income taxes	$1,893	$14,896	$10,773

  Geographic Information

        Sales to non-U.S. customers accounted for 9%, 14% and 15% of revenue for each of the fiscal years ended April 30, 2015, 2014 and 2013, respectively.

19.  Quarterly Results of Operations (Unaudited)

        The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2015. In the Company's opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company's fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	August 2, 2014	November 1, 2014	January 31, 2015	April 30, 2015
	(In thousands except per share data)
Year ended April 30, 2015
Revenue	$51,866	$52,664	$68,397	$86,471
Gross margin	$14,054	$17,871 (1)	$26,993	$45,350
Net (loss) income	$(3,609)	$(2,901)	$2,325	$7,080
Net (loss) income per share—basic(6)	$(0.16)	$(0.13)	$0.10	$0.31
Net (loss) income per share—diluted(6)	$(0.16)	$(0.13)	$0.10	$0.31

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended
	July 27, 2013	October 26, 2013		January 25, 2014	April 30, 2014
	(In thousands except per share data)
Year ended April 30, 2014
Revenue	$44,117 (2)	$64,867		$69,221	$73,498
Gross margin	$12,545 (3)	$23,878	(4)	$27,052	$30,138
Net (loss) income	$(7,210)	$1,655		$11,216	$8,057	(5)
Net (loss) income per share—basic(6)	$(0.32)	$0.07		$0.50	$0.36
Net (loss) income per share—diluted(6)	$(0.32)	$0.07		$0.49	$0.35

(1)
Includes $2.6 million for a government contract accounting reserve for prior year incurred cost audit findings.

(2)
Includes $2.3 million of revenue for the termination settlement for the Global Observer Joint Capability Technology Demonstration contract.

(3)
Includes $1.0 million in severance costs related to the organizational realignment and workforce reduction on May 29, 2013, within the Company's UAS and EES business segments—see Note 10 for additional information.

(4)
Includes $0.7 million in severance costs related to the organizational realignment and workforce reduction on September 26, 2013, within the Company's UAS business segment—see Note 10 for additional information.

(5)
Includes $3.3 million in pre-tax impairment charges related to Tier II assets—see Note 6 for additional information.

(6)
Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share do not equal the total earnings per share computed for the year due to rounding.

20.   Restatement of Previously Issued Consolidated Financial Statements

        The Company identified a presentation error in its classification of $5.0 million and $5.2 million of amortization/accretion of premiums/discounts related to held-to-maturity investments within the consolidated statement of cash flows for the years ended April 30, 2014 and 2013, respectively. These amounts were previously included in the investing section of the statement of cash flows within the redemptions of held-to-maturity investments rather than being properly presented as a reconciling item to net income within the operating section of the statement of cash flows. For the years ended April 30, 2014 and 2013, the Company was presenting the change in held-to-maturity investments as net redemptions which is not in accordance with GAAP. To conform to the appropriate GAAP presentation for the change in held-to-maturity investments the Company is presenting the gross purchases, gross redemptions and amortization/accretion of premiums/discounts.

        The Company has corrected the error by reclassifying the amortization of held-to-maturity investments between the investing and operating sections as well as presenting the gross purchases and

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gross redemptions in the investing section in its prior year financial statements. Below are the as reported and restated amounts (in thousands).

	Year Ended April 30,		Year Ended April 30,
	2014	2014	2013	2013
	(As Reported)	(Restated)	(As Reported)	(Restated)
Operating activities
Amortization of held-to-maturity investments	$—	$5,037	$—	$5,237

Net cash provided by operating activities	28,863	34,005	24,007	29,244
Investing activities
Net redemptions of held-to-maturity investments	23,113	—	2,014	—
Purchases of held-to-maturity securities	—	(56,946)	—	(87,294)
Redemptions of held-to-maturity securities	—	75,022	—	84,071

Net cash provided by (used) in investing activities	$15,580	$10,438	$(13,107)	$(18,344)

        The Company is also correcting the presentation error for each quarter during the years ended April 30, 2015 and 2014. Below are the as reported and restated amounts (in thousands).

	Three Months Ended		Six Months Ended		Nine Months Ended
	August 2, 2014	August 2, 2014	November 1, 2014	November 1, 2014	January 31, 2015	January 31, 2015
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
	Unaudited		Unaudited		Unaudited
Operating activities
Amortization of held-to-maturity investments	$—	$1,152	$—	$2,211	$—	$3,388

Net cash provided by operating activities	14,368	15,520	9,961	12,172	13,543	16,931
Investing activities
Net purchases of held-to-maturity investments	(2,924)	—	(19,586)	—	—	—
Purchases of held-to-maturity securities	—	(28,771)	—	(68,524)	(88,737)	(88,074)
Redemptions of held-to-maturity securities	—	24,695	—	46,727	66,158	62,107

Net cash provided by (used) in investing activities	$5,723	$4,571	$(11,618)	$(13,829)	$(15,557)	$(18,945)

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Three Months Ended		Six Months Ended		Nine Months Ended
	July 27, 2013	July 27, 2013	October 26, 2013	October 26, 2013	January 25, 2014	January 25, 2014
	(As Reported)	(Restated)	(As Reported)	(Restated)	(As Reported)	(Restated)
	Unaudited		Unaudited		Unaudited
Operating activities
Amortization of held-to-maturity investments	$—	$1,277	$—	$2,605	$—	$3,881

Net cash (used in) provided by operating activities	(13,176)	(11,899)	(9,673)	(7,068)	3,472	7,353
Investing activities
Net redemptions of held-to-maturity investments	6,442	—	6,934	—	20,388	—
Purchases of held-to-maturity securities	—	(26,040)	—	(37,401)	—	(47,610)
Redemptions of held-to-maturity securities	—	31,205	—	41,730	—	64,117

Net cash provided by (used) in investing activities	$2,160	$883	$312	$(2,293)	$13,062	$9,181

SUPPLEMENTARY DATA
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at End of Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2013	$921	$15	$—	$—	$936
2014	$936	$(6)	$—	$(139)	$791
2015	$791	$106	$—	$(291)	$606
Warranty reserve for the year ended April 30:
2013	$2,872	$2,169	$—	$(3,526)	$1,515
2014	$1,515	$1,436	$—	$(1,671)	$1,280
2015	$1,280	$2,919	$—	$(1,546)	$2,653
Reserve for inventory excess and obsolescence for the year ended April 30:
2013	$2,754	$1,461	$—	$(344)	$3,871
2014	$3,871	$2,187	$—	$(2,824)	$3,234
2015	$3,234	$2,035	$—	(681)	$4,588
Reserve for self-insured medical claims for the year ended April 30:
2013	$1,448	$8,065	$—	$(7,970)	$1,543
2014	$1,543	$8,908	$—	$(9,170)	$1,281
2015	$1,281	$8,953	$—	$(8,941)	$1,293

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

        Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2015, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway

Commission (2013 framework) (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2015 based on the specified criteria.

        The effectiveness of our internal control over financial reporting as of April 30, 2015 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

        During the fourth quarter of our fiscal year ended April 30, 2015, we enhanced our internal controls over the financial statement close process. Specifically, we added more precision around the preparation of our consolidated statements of cash flows, including a more detailed review of non-cash items. As a result of implementing these enhanced controls we identified an error in our consolidated statements of cash flows for the first three quarters of our fiscal year ended April 30, 2015 and for the fiscal years ended April 30, 2014 and 2013, which we determined to be the result of a previously undetected material weakness in our internal controls over financial reporting that was not previously communicated.

        The error was in the presentation of amortization/accretion of premiums/discounts related to held-to-maturity investments within the investing activities section rather than the operating activities section of our consolidated statements of cash flows. We have corrected this error by restating those prior financial statements to adjust the amortization of held-to-maturity investments to the operating activities sections from the investing activities section of our consolidated statement of cash flows as well as by separately presenting gross purchases and gross redemptions in the investing activities section in those prior financial statements.

        The error did not impact our consolidated statements of income or our consolidated balance sheets, mask a change in earnings or any other trends, hide a failure to meet any analysts' expectation or estimates, or have any impact on management compensation. Moreover, the enhancement to our internal controls over the financial statement close process which identified this error also remediated the underlying material weakness and such material weakness no longer existed as of April 30, 2015.

        There were no other changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    Other Information.

        On June 19, 2014, the Board of Directors of the Company approved the Third Amended and Restated Bylaws of AeroVironment, Inc., effective as of the same date. The Third Amended and Restated Bylaws: (i) amended Article III to add a new section regarding board leadership which specifies the selection process for and roles of the Chairman of the Board and the Lead Independent Director; (ii) amended Article IV, Section 1 to add the office of Chief Executive Officer to the Company's list of officers; (iii) amended Article IV, Section 4 to limit the Board's responsibility to establish the salaries of only the Company's executive officers, as defined under the Exchange Act, rather than all officers and agents of the Company; and (iv) amended Article II, Section 6 to conform to the Company's Certificate of Incorporation to provide that special meetings of the Company's stockholders can be called by the Chief Executive Officer, rather than the President, by the Chairman of the Board and at the written request of a majority of the members of the Board of Directors.

        The foregoing description of the Third Amended and Restated Bylaws is not complete and is qualified in its entirety by the full text of the Third Amended and Restated Bylaws, which are attached as Exhibit 3.3 to this Annual Report on Form 10-K and are incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

        We have audited AeroVironment Inc. and subsidiaries' internal control over financial reporting as of April 30, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AeroVironment Inc. and subsidiaries management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

        In our opinion, AeroVironment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2015, based on the COSO criteria.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2015 of AeroVironment, Inc. and subsidiaries and our report dated June 30, 2015 expressed an unqualified opinion thereon.

                      /s/ Ernst & Young LLP

Los Angeles, California
June 30, 2015

PART III

Item 10.    Directors, Executive Officers, and Corporate Governance.

        Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

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

        The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.    Executive Compensation.

        The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.    Certain Relationships and Related Transactions, and Director Independence.

        The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.    Principal Accounting Fees and Services.

        The information required by Item 14 will be included in the Proxy Statement for our 2015 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

 PART IV

Item 15.    Exhibits, Financial Statement Schedules.

(a)
The following are filed as part of this Annual Report:

  1.    Financial Statements

        The following consolidated financial statements are included in Item 8:

  •
  Report of Independent Registered Public Accounting Firm

  •
  Consolidated Balance Sheets at April 30, 2015 and 2014

  •
  Consolidated Statements of Income for the Years ended April 30, 2015, 2014 and 2013

  •
  Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2015, 2014 and 2013

  •
  Consolidated Statements of Stockholders' Equity for the Years ended April 30, 2015, 2014 and 2013

  •
  Consolidated Statements of Cash Flows for the Years ended April 30, 2015, 2014 and 2013

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

  3.    Exhibits

        See Item 15(b) of this report below.

(b)
Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3	Third Amended and Restated Bylaws of AeroVironment, Inc.
4.1(2)	Form of AeroVironment, Inc.'s Common Stock Certificate
10.1#(2)	Form of Director and Executive Officer Indemnification Agreement
10.2#(2)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(2)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(2)	AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.5#(2)	Form of Directors' Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors' Nonqualified Stock Option Plan
10.6#(2)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(2)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement
10.8#(2)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2012

Exhibit Number	Exhibit
10.10#(2)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(2)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(4)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.14(5)	Standard Industrial/Commercial Single-Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto
10.15(6)	Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto
10.16(6)	Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto
10.17(7)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.18(7)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.19(7)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.20†(8)	Award Contract, dated August 15, 2005, between AeroVironment, Inc. and U.S. Army Aviation & Missile Command
10.21†(2)	Award Contract, dated September 21, 2004, between AeroVironment, Inc. and Natick Contracting Division
10.22†(9)	Award Contract, dated September 24, 2007, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.23†(10)	Award Contract, dated December 22, 2006, between AeroVironment, Inc. and the United States Air Force/Air Force Research Laboratory, Aeronautical Systems Center, as amended
10.24#(11)	Standard Consulting Agreement, dated November 1, 2008, between AeroVironment, Inc. and Charles R. Holland
10.25(12)	Amendment No. 2 to Standard Consulting Agreement, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.26#(12)	Task Order #FY-10-001, dated December 17, 2009, between AeroVironment, Inc. and Charles R. Holland
10.27#(13)	Amendment No. 3 to Standard Consulting Agreement, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.28#(13)	Task Order FY13-001, dated February 21, 2013, between AeroVironment, Inc. and Charles R. Holland
10.29#(13)	Relocation agreement, effective February 21, 2013, between AeroVironment, Inc. and Wahid Nawabi
10.30#(2)	Retiree Medical Plan

Exhibit Number	Exhibit
10.31†(14)	Award Contract, dated June 30, 2008, between AeroVironment, Inc. and United States Special Operations Command, as amended
10.32†(15)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
10.33†(16)	Contract modification P00015 dated September 5, 2013 under the base contract with the US Army Contracting Command—Redstone Arsenal (Missile) dated August 30, 2012
10.34(17)	Letter agreement dated April 29, 2014, between AeroVironment, Inc. and Thomas E. Herring
10.35(18)	Consulting Agreement, dated February 5, 2015, between Jikun Kim and AeroVironment, Inc.
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)
Incorporated by reference herein to the exhibits to the Company's Registration Statement on Form S-1 (File No. 333-137658).

(3)
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

(13)
Incorporated by reference herein to the exhibits on the Company's Annual Report on Form 10-K filed June 26, 2013 (File No. 001-33261).

(14)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 10, 2008 (File No. 001-33261).

(15)
Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed on June 21, 2011 (File No. 001-33261).

(16)
Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed November 27, 2013 (File No. 001-33261).

(17)
Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed July 9, 2014 (File No. 001-33261).

(18)
Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed February 5, 2015 (File No. 001-33261).

†
Confidential treatment has been granted for portions of this exhibit.

#
Indicates management contract or compensatory plan.

(c)
Not applicable.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.
Date: June 30, 2015		/s/ TIMOTHY E. CONVER

	By:	Timothy E. Conver
	Its:	Chairman, Chief Executive Officer and President (Principal Executive Officer)

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Timothy E. Conver and Teresa Covington, each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ TIMOTHY E. CONVER Timothy E. Conver	Chairman, President and Chief Executive Officer and Director (Principal Executive Officer)	June 30, 2015
/s/ TERESA COVINGTON Teresa Covington	Chief Financial Officer (Principal Financial and Accounting Officer)	June 30, 2015
/s/ EDWARD R. MULLER Edward R. Muller	Director	June 30, 2015
/s/ ARNOLD L. FISHMAN Arnold L. Fishman	Director	June 30, 2015
/s/ STEPHEN F. PAGE Stephen F. Page	Director	June 30, 2015

Name	Title	Date

/s/ CHARLES R. HOLLAND Charles R. Holland	Director	June 30, 2015
/s/ CHARLES T. BURBAGE Charles T. Burbage	Director	June 30, 2015