Form 10-Q
period 2015-08-01
AeroVironment Inc
filed 2015-09-02
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2015

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-33261

AEROVIRONMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Innovators Way
Simi Valley, California	93065
(Address of principal executive offices)	(Zip Code)

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

As of August 21, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,539,173.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	August 1, 2015	April 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$146,450	$143,410
Short-term investments	71,018	85,381
Accounts receivable, net of allowance for doubtful accounts of $306 at August 1, 2015 and $606 at April 30, 2015	28,205	33,607
Unbilled receivables and retentions	13,998	17,356
Inventories, net	43,921	39,414
Income tax receivable	5,569	—
Deferred income taxes	5,062	5,265
Prepaid expenses and other current assets	3,958	4,599
Total current assets	318,181	329,032
Long-term investments	44,727	46,769
Property and equipment, net	13,023	13,499
Deferred income taxes	6,671	7,426
Other assets	672	741
Total assets	$383,274	$397,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,944	$19,243
Wages and related accruals	10,438	13,395
Income taxes payable	—	692
Customer advances	4,259	4,235
Other current liabilities	8,757	9,170
Total current liabilities	36,398	46,735
Deferred rent	1,330	1,381
Liability for uncertain tax positions	439	439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 23,530,660 at August 1, 2015 and 23,314,640 at April 30, 2015	2	2
Additional paid-in capital	150,337	148,293
Accumulated other comprehensive loss	(226)	(1,358)
Retained earnings	194,994	201,975
Total stockholders’ equity	345,107	348,912
Total liabilities and stockholders’ equity	$383,274	$397,467

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 1,	August 2,
	2015	2014

Revenue:
Product sales	$26,639	$42,811
Contract services	20,411	9,055
	47,050	51,866
Cost of sales:
Product sales	16,765	30,797
Contract services	14,262	7,015
	31,027	37,812
Gross margin:
Product sales	9,874	12,014
Contract services	6,149	2,040
	16,023	14,054
Selling, general and administrative	15,256	13,403
Research and development	9,831	7,124
Loss from operations	(9,064)	(6,473)
Other income (expense):
Interest income	224	212
Other (expense) income	(2,389)	591
Loss before income taxes	(11,229)	(5,670)
Benefit for income taxes	(4,248)	(2,061)
Net loss	$(6,981)	$(3,609)
Loss per share data:
Basic	$(0.30)	$(0.16)
Diluted	$(0.30)	$(0.16)
Weighted average shares outstanding:
Basic	22,947,487	22,804,127
Diluted	22,947,487	22,804,127

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	August 1,	August 2,
	2015	2014

Net loss	$(6,981)	$(3,609)
Other comprehensive (loss) income:
Unrealized gain on investments, net of $1 and $32 of taxes	2	48
Total comprehensive loss	$(6,979)	$(3,561)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	August 1, 2015	August 2, 2014
Operating activities
Net loss	$(6,981)	$(3,609)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	1,402	2,192
Impairment of available-for-sale securities	2,186	—
Provision for doubtful accounts	(147)	(141)
Loss from equity method investments	65	50
Deferred income taxes	203	291
Loss (gain) on sale of equity securities	145	(473)
Stock-based compensation	1,039	846
Foreign currency losses	58	183
Change in fair value of conversion feature of convertible bonds	—	(393)
Tax benefit from exercise of stock options	196	11
Excess tax benefit from stock-based compensation	(95)	(313)
Amortization of held-to-maturity investments	1,149	1,152
Changes in operating assets and liabilities:
Accounts receivable	5,549	8,667
Unbilled receivables and retentions	3,358	3,271
Inventories	(4,507)	4,258
Income tax receivable	(5,569)	3,124
Other assets	710	940
Accounts payable	(6,299)	(781)
Other liabilities	(3,766)	(3,545)
Net cash (used in) provided by operating activities	(11,304)	15,730
Investing activities
Acquisitions of property and equipment	(906)	(29)
Equity method investment	(85)	(210)
Purchases of held-to-maturity investments	(22,970)	(28,771)
Redemptions of held-to-maturity investments	37,507	24,695
Sales of available-for-sale investments	217	8,676
Net cash provided by investing activities	13,763	4,361
Financing activities
Excess tax benefit from exercise of stock options	95	313
Tax withholding payment related to net settlement of equity awards	(29)	—
Exercise of stock options	515	679
Net cash provided by financing activities	581	992
Net increase in cash and cash equivalents	3,040	21,083
Cash and cash equivalents at beginning of period	143,410	126,969
Cash and cash equivalents at end of period	$146,450	$148,052

Supplemental disclosure:
Unrealized change in fair value of investments recorded in accumulated other comprehensive loss, net of deferred taxes	$2	$48
Reclassification from share-based liability compensation to equity	$228	$—

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, support and operation of unmanned aircraft systems (“UAS”) and efficient energy systems (“EES”) for various industries and governmental agencies.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 1, 2015, are not necessarily indicative of the results for the full year ending April 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2015, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenue utilized in the revenue recognition process, that affect the reported amounts in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s consolidated financial statements include the assets, liabilities and operating results of wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

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

The Defense Contract Management Agency, or DCMA, has disallowed a portion of the Company’s executive compensation and other costs included in the Company’s fiscal year 2006 incurred cost claim and sought interest and penalties. The Company and DCMA have resolved most of these claims. However, the Company is vigorously defending its position on the government’s remaining claims for the fiscal 2006 incurred cost claim as well as claims that the government has raised regarding the Company’s fiscal year 2007 and fiscal year 2008 incurred cost claims, both of which the Company has appealed to the Armed Services Board of Contract Appeals. Based on the Company’s current understanding of the facts and the amount in dispute, the Company believes that the outcome of these disputes will not have a material impact on the Company’s business. As of August 1, 2015 and April 30, 2015, the Company had reserves for incurred cost claim audits for various fiscal years.

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
	August 1, 2015	August 2, 2014
Denominator for basic loss per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,947,487	22,804,127
Dilutive effect of employee stock options and unvested restricted stock	—	—
Denominator for diluted loss per share	22,947,487	22,804,127

Due to the net loss for the three months ended August 1, 2015 and August 2, 2014, no shares reserved for issuance upon exercise of stock options, restricted stock units or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  Entities within scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	August 1, 2015	April 30, 2015
Short-term investments:
Held-to-maturity securities:
Municipal securities	$55,716	$67,173
U.S. government securities	6,013	11,536
Corporate bonds	5,245	1,314
Certificates of deposit	3,193	3,885
Total held-to-maturity investments	70,167	83,908
Available-for-sale securities:
Equity securities	851	1,473
Total available-for-sale investments	851	1,473
Total short-term investments	$71,018	$85,381
Long-term investments:
Held-to-maturity securities:
Municipal securities	$22,094	$30,418
U.S. government securities	3,508	5,009
Corporate bonds	16,381	8,501
Total held-to-maturity investments	41,983	43,928
Available-for-sale securities:
Auction rate securities	2,744	2,841
Total available-for-sale investments	2,744	2,841
Total long-term investments	$44,727	$46,769

Held-To-Maturity Securities

As of August 1, 2015 and April 30, 2015, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, corporate bonds and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of August 1, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$77,810	$10	$(21)	$77,799
U.S. government securities	9,521	9	—	9,530
Corporate bonds	21,626	8	(54)	21,580
Certificates of deposit	3,193	—	—	3,193
Total held-to-maturity investments	$112,150	$27	$(75)	$112,102

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2015, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$97,591	$8	$(35)	$97,564
U.S. government securities	16,545	12	—	16,557
Corporate bonds	9,815	—	(13)	9,802
Certificates of deposit	3,885	—	—	3,885
Total held-to-maturity investments	$127,836	$20	$(48)	$127,808

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at August 1, 2015, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$70,167	$70,155
Due after one year through three years	41,983	41,947
Total	$112,150	$112,102

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

Available-For-Sale Securities

Auction Rate Securities

As of August 1, 2015 and April 30, 2015, the entire balance of available-for-sale, auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of  approximately 4 and 19 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on August 1, 2015, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of August 1, 2015. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of August 1, 2015, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of August 1, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,100	$—	$(356)	$2,744
Total available-for-sale investments	$3,100	$—	$(356)	$2,744

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,200	$—	$(359)	$2,841
Total available-for-sale investments	$3,200	$—	$(359)	$2,841

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the auction rate securities by contractual maturity at August 1, 2015, were as follows (in thousands):

	Cost	Fair Value

Due one through five years	$1,100	$1,052
Due after 10 years	2,000	1,692
Total	$3,100	$2,744

Equity Securities

As of August 1, 2015 and April 30, 2015, the entire balance of available-for-sale equity securities consisted of 559,173 and 618,042 CybAero AB (“CybAero”) common shares, respectively. The shares are classified as available-for-sale.  These shares were initially acquired on August 11, 2014, when the Company converted a convertible bond into CybAero common shares. The convertible bond was in the amount of 10 million SEK and was converted into 1,062,699 common shares of CybAero at the conversion price of 9.41 SEK. When the Company converted the bond on August 11, 2014, the fair value per share was 37.5 SEK which became the new cost basis going forward, with all subsequent changes in fair value being recorded to other comprehensive income. During the three months ended August 1, 2015 and August 2, 2014, the Company realized gains on the sale of CybAero shares of $52,000 and $3,904,000, respectively, based on the difference in the original conversion price of 9.41 SEK and the sales price at the time of sale.

At August 1, 2015, the Company reviewed these shares for impairment based on criteria that included the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, uncertainty as to the recovery period due to sustained losses of the investee and the Company’s intent to hold its investment until recovery. In the three months ended August 1, 2015, the Company determined it was in its best interests to liquidate the remaining shares held. As a result, the Company recorded an other-than-temporary-impairment loss of $2,186,000 related to the Company’s investment in the CybAero shares which was recorded to Other expense in the consolidated statement of operations. As a result of recording the impairment charge, the investment’s fair value became its new cost basis. In the three months ended August 2, 2014 there was no impairment charge recorded and the investment’s unrealized loss was recoded as a component of other comprehensive income.

The cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the equity securities as of August 1, 2015, were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities	$851	$—	$—	$851
Total available-for-sale investments	$851	$—	$—	$851

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the equity securities as of April 30, 2015, were as follows (in thousands):

		Gross	Gross
		Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Equity securities	$3,357	$—	$(1,884)	$1,473
Total available-for-sale investments	$3,357	$—	$(1,884)	$1,473

Subsequent to August 1, 2015, the Company sold its remaining shares  in CybAero in a private sale at the price of 12.00 SEK per share, resulting in proceeds of approximately $777,000 and a loss of approximately $74,000, which will be recorded in the unaudited consolidated financial statements for the three and six months ending October 31, 2015.

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at August 1, 2015, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,744	$2,744
Equity securities	851	—	—	851
Total	$851	$—	$2,744	$3,595

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2015	$2,841
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	3
Purchases, issuances and settlements, net	(100)
Balance at August 1, 2015	$2,744
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at August 1, 2015	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of August 1, 2015, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.12% and 0.16%, estimated redemption periods of 4 and 19 years and discount rates of 4.60% and 15.60%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	August 1, 2015	April 30, 2015
Raw materials	$14,353	$13,325
Work in process	6,550	5,140
Finished goods	26,435	25,537
Inventories, gross	47,338	44,002
Reserve for inventory obsolescence	(3,417)	(4,588)
Inventories, net	$43,921	$39,414

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three months ended August 1, 2015 and August 2, 2014 (in thousands):

	Three Months Ended
	August 1,	August 2,
	2015	2014

Beginning balance	$2,653	$1,280
Warranty expense	707	382
Changes in estimates related to pre-existing warranties	(424)	—
Warranty claims settled	(907)	(389)
Ending balance	$2,029	$1,273

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, net of $834 of taxes, as of April 30, 2015	$(1,358)	$(1,358)
Reclassifications out of accumulated other comprehensive loss, net of $754 of taxes	1,130	1,130
Unrealized gain (losses), net of $1 of taxes	2	2
Balance, net of $79 of taxes, as of August 1, 2015	$(226)	$(226)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $16.5 million and $4.3 million for the three months ended August 1, 2015 and August 2, 2014, respectively.

8. Income Taxes

For the three months ended August 1, 2015 and August 2, 2014, the Company recorded a benefit for income taxes of $4.2 million and $2.1 million, respectively, yielding an effective tax rate of 37.8% and 36.3%, respectively.

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

	Three Months Ended
	August 1,	August 2,
	2015	2014
Revenue:
UAS	$40,167	$41,186
EES	6,883	10,680
Total	47,050	51,866
Cost of sales:
UAS	26,466	31,015
EES	4,561	6,797
Total	31,027	37,812
Gross margin:
UAS	13,701	10,171
EES	2,322	3,883
Total	16,023	14,054
Selling, general and administrative	15,256	13,403
Research and development	9,831	7,124
Loss from operations	(9,064)	(6,473)
Other income (expense):
Interest income	224	212
Other (expense) income	(2,389)	591
Loss before income taxes	$(11,229)	$(5,670)

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2015.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended August 1, 2015 and August 2, 2014, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended August 1, 2015 and August 2, 2014, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	August 1,	August 2,
	2015	2014

Gross favorable adjustments	$591	$677
Gross unfavorable adjustments	(1,062)	(773)
Net unfavorable adjustments	$(471)	$(96)

For the three months ended August 1, 2015, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on 43 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 187 contracts, which individually were not material.

For the three months ended August 2, 2014, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on 16 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.8 million were primarily related to higher than expected costs on 37 contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2016 fiscal year ends on April 30, 2016 and our fiscal quarters end on August 1, 2015, October 31, 2015 and January 30, 2016.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended August 1, 2015 Compared to Three Months Ended August 2, 2014

	Three Months Ended
	August 1,	August 2,
	2015	2014
Revenue:
UAS	$40,167	$41,186
EES	6,883	10,680
Total	47,050	51,866
Cost of sales:
UAS	26,466	31,015
EES	4,561	6,797
Total	31,027	37,812
Gross margin:
UAS	13,701	10,171
EES	2,322	3,883
Total	16,023	14,054
Selling, general and administrative	15,256	13,403
Research and development	9,831	7,124
Loss from operations	(9,064)	(6,473)
Other income (expense):
Interest income	224	212
Other (expense) income	(2,389)	591
Loss before income taxes	$(11,229)	$(5,670)

Revenue. Revenue for the three months ended August 1, 2015 was $47.1 million, as compared to $51.9 million for the three months ended August 2, 2014, representing a decrease of $4.8 million, or 9%. The decrease in revenue was due to a decrease in product deliveries of $16.2 million, offset by an increase in service revenue of $11.4 million. UAS revenue decreased $1.0 million, or 2%, to $40.2 million for the three months ended August 1, 2015, primarily due to a decrease in product deliveries of $12.8 million and a decrease in logistics service revenue of $0.5 million, offset by an increase in customer-funded R&D work of $12.2 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of tactical missle systems.  The decrease in logistics service revenue was primarily due to a decrease in logistics services for our small UAS systems. The increase in customer-funded R&D was primarily due to an increase in development programs related to tactical missle systems and large UAS. EES revenue decreased $3.8 million, or 36%, to $6.9 million for the three months ended August 1, 2015, primarily due to a decrease in product deliveries of our industrial fast charge systems and in product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended August 1, 2015 was $31.0 million, as compared to $37.8 million for the three months ended August 2, 2014, representing a decrease of $6.8 million, or 18%. As a percentage of revenue, cost of sales decreased from 73% to 66%. The decrease in cost of sales was primarily due to a decrease in product costs of $14.0 million due to a decrease in product deliveries offset by an increase in cost of services of $7.2 million primarily due to an increase in services revenue. UAS cost of sales decreased $4.6 million, or 15%, to $26.5 million for the three months ended August 1, 2015, primarily due to a decrease in sales volume. As a percentage of revenue, cost of sales for UAS decreased from 75% to 66% due to favorable product mix.  EES cost of sales decreased $2.2 million, or 33%, to $4.6 million for the three months ended August 1, 2015. As a percentage of revenue, cost of sales for EES increased from 64% to 66% primarily due to an unfavorable product mix.

Gross Margin. Gross margin for the three months ended August 1, 2015 was $16.0 million, as compared to $14.1 million for the three months ended August 2, 2014, representing an increase of $2.0 million, or 14%. The increase in gross margin was due to an increase in service revenue margins of $4.1 million, offset by a decrease in product margins of $2.1 million. As a percentage of revenue, gross margin increased from 27% to 34%. UAS gross margin increased $3.5 million, or 35%, to $13.7 million for the three months ended August 1, 2015.  The increase was primarily due to an increase in margins on product sales and service-related contracts.  As a percentage of revenue, gross margin for UAS increased from 25% to 34%. EES gross margin decreased $1.6 million, or 40%, to $2.3 million for the three months ended August 1, 2015 primarily due to a decrease in sales volume and an unfavorable product mix.  As a percentage of revenue, EES gross margin decreased from 36% to 34% primarily due to an unfavorable product mix.

Selling, General and Administrative.  SG&A expense for the three months ended August 1, 2015 was $15.3 million, or 32% of revenue, compared to SG&A expense of $13.4 million, or 26% of revenue, for the three months ended August 2, 2014. SG&A expensed increase by $1.9 million primarily due to higher professional service costs and bid and proposal costs.

Research and Development. R&D expense for the three months ended August 1, 2015 was $9.8 million, or 21% of revenue, compared to R&D expense of $7.1 million, or 14% of revenue, for the three months ended August 2, 2014.  R&D expense increased by $2.7 million for the three months ended August 1, 2015, primarily due to increased development activities for certain strategic initiatives.

Interest Income. Interest income for the three months ended August 1, 2015 was $0.2 million, reflecting no change from the three months ended August 2, 2014.

Other Expense.  Other expense for the three months ended August 1, 2015 was $2.4 million compared to other income of $0.6 million for the three months ended August 2, 2014. The decrease was primarily due to the recording of an other-than-temporary impairment loss of $2.2 million related to available-for-sale equity securities in the three months ended August 1, 2015. No impairment loss was recorded in the three months ended  August 2, 2014.

Income Taxes. Our effective income tax rate was 37.8% for the three months ended August 1, 2015, as compared to an effective income tax rate of 36.3% for the three months ended August 2, 2014.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of August 1, 2015 and April 30, 2015, our funded backlog was approximately $89.0 million and $64.7 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $18.5 million and $19.1 million as of August 1, 2015 and April 30, 2015, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing R&D costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure and debt service requirements, if any, during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain additional financing. We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products, enhancing existing products and marketing to stimulate acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense, commercial and electric vehicle industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short-term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

Our working capital requirements vary by contract type. On cost-plus-fee programs, we typically bill our incurred costs and fees monthly as work progresses, and therefore working capital investment is minimal. On fixed-price contracts, we typically are paid as we deliver products, and working capital is needed to fund labor and other expenses incurred during the lead time from contract award until contract deliveries begin.

Cash Flows

The following table provides our cash flow data for the three months ended August 1, 2015 and August 2, 2014 (in thousands):

	Three Months Ended
	August 1, 2015	August 2, 2014
	(Unaudited)
Net cash (used in) provided by operating activities	$(11,304)	$15,730
Net cash provided by investing activities	$13,763	$4,361
Net cash provided by financing activities	$581	$992

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the three months ended August 1, 2015, increased by $27.0 million to $11.3 million, compared to net cash provided by operating activities of $15.7 million for the three months ended August 2, 2014. The increase in net cash used in operating activities was primarily due to an increase in working capital needs of $26.5 million, and an increased net loss of $3.4 million, partially offset by an other-than-temporary impairment loss of $2.2 million on available-for-sale equity securities

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $9.4 million to $13.8 million for the three months ended August 1, 2015, compared to net cash provided by investing activities of $4.3 million for the three months ended August 2, 2014. The increase in net cash provided by investing activities was primarily due to an increase in net redemptions and sales of investments of $10.2 million, partially offset by increased acquisitions of property and equipment of $0.9 million.

Cash Provided by Financing Activities. Net cash provided by financing activities was $0.6 million for the three months ended August 1, 2015, compared to net cash provided by financing activities of $1.0 million for the three months ended August 2, 2014.  The drecrease was primarily due to a decrease in excess tax benefits of $0.2 million and decreased proceeds from stock option exercises of $0.2 million.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2015.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended August 1, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently a party to any material legal proceedings. We are, however, subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2015.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

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

Date: September 1, 2015		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Raymond D. Cook
Raymond D. Cook
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)