Form 10-Q
period 2015-10-31
AeroVironment Inc
filed 2015-12-09
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2015

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

As of November 27, 2015, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,334,628.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of October 31, 2015 (Unaudited) and April 30, 2015	3
	Consolidated Statements of Operations for the three and six months ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended October 31, 2015 (Unaudited) and November 1, 2014 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	22
Item 1A.	Risk Factors	22
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 4.	Mine Safety Disclosures	22
Item 5.	Other Information	22
Item 6.	Exhibits	23
Signatures		23
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 31, 2015	April 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$128,032	$143,410
Short-term investments	77,967	85,381
Accounts receivable, net of allowance for doubtful accounts of $212 at October 31, 2015 and $606 at April 30, 2015	42,746	33,607
Unbilled receivables and retentions	11,798	17,356
Inventories, net	48,336	39,414
Income tax receivable	2,836	—
Deferred income taxes	5,050	5,265
Prepaid expenses and other current assets	4,555	4,599
Total current assets	321,320	329,032
Long-term investments	37,715	46,769
Property and equipment, net	13,579	13,499
Deferred income taxes	6,725	7,426
Other assets	690	741
Total assets	$380,029	$397,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$11,590	$19,243
Wages and related accruals	10,503	13,395
Income taxes payable	—	692
Customer advances	3,835	4,235
Other current liabilities	5,669	9,170
Total current liabilities	31,597	46,735
Deferred rent	1,266	1,381
Liability for uncertain tax positions	439	439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 23,318,688 at October 31, 2015 and 23,314,640 at April 30, 2015	2	2
Additional paid-in capital	151,269	148,293
Accumulated other comprehensive loss	(201)	(1,358)
Retained earnings	195,657	201,975
Total stockholders’ equity	346,727	348,912
Total liabilities and stockholders’ equity	$380,029	$397,467

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Revenue:
Product sales	$49,492	$42,874	$76,131	$85,685
Contract services	15,239	9,790	35,650	18,845
	64,731	52,664	111,781	104,530
Cost of sales:
Product sales	24,802	27,779	41,567	58,576
Contract services	8,396	7,014	22,658	14,029
	33,198	34,793	64,225	72,605
Gross margin:
Product sales	24,690	15,095	34,564	27,109
Contract services	6,843	2,776	12,992	4,816
	31,533	17,871	47,556	31,925
Selling, general and administrative	14,733	13,470	29,989	26,873
Research and development	9,897	8,531	19,728	15,655
Income (loss) from operations	6,903	(4,130)	(2,161)	(10,603)
Other income (expense):
Interest income	268	193	492	405
Other (expense) income	(192)	(583)	(2,581)	8
Income (loss) before income taxes	6,979	(4,520)	(4,250)	(10,190)
Provision (benefit) for income taxes	2,560	(1,619)	(1,688)	(3,680)
Net Income (loss)	$4,419	$(2,901)	$(2,562)	$(6,510)
Earnings (loss) per share data:
Basic	$0.19	$(0.13)	$(0.11)	$(0.29)
Diluted	$0.19	$(0.13)	$(0.11)	$(0.29)
Weighted average shares outstanding:
Basic	22,985,956	22,878,410	22,966,513	22,840,465
Diluted	23,148,456	22,878,410	22,966,513	22,840,465

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Net income (loss)	$4,419	$(2,901)	$(2,562)	$(6,510)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax expense of $17 and $(429) for the three months ended October 31, 2015 and November 1, 2014, respectively; and net of tax expense of $18 and $(397) for the sixth months ended October 31, 2015 and November 1, 2014, respectively	25	(644)	27	(596)
Total comprehensive income (loss)	$4,444	$(3,545)	$(2,535)	$(7,106)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 31, 2015	November 1, 2014
Operating activities
Net loss	$(2,562)	$(6,510)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	2,765	4,303
Impairment of available-for-sale securities	2,186	—
Loss from equity method investments	122	98
Provision for doubtful accounts	(231)	(105)
Deferred income taxes	215	42
Loss (gain) on sale of equity securities	219	(347)
Stock-based compensation	2,082	1,745
Foreign currency losses	63	281
Increase in fair value of conversion feature of convertible bonds	—	(73)
Tax benefit from exercise of stock options	196	11
Excess tax benefit from stock-based compensation	—	(348)
Amortization of held-to-maturity investments	2,146	2,211
Changes in operating assets and liabilities:
Accounts receivable	(8,908)	748
Unbilled receivables and retentions	5,558	3,826
Inventories	(8,922)	(1,105)
Income tax receivable	(2,887)	1,708
Other assets	119	27
Accounts payable	(7,653)	5,082
Other liabilities	(7,417)	764
Net cash (used in) provided by operating activities	(22,909)	12,358
Investing activities
Acquisitions of property and equipment	(2,804)	(1,070)
Equity method investments	(186)	(186)
Purchases of held-to-maturity investments	(43,072)	(68,524)
Redemptions of held-to-maturity investments	55,847	46,727
Sales of available-for-sale investments	987	9,038
Net cash provided by (used in) investing activities	10,772	(14,015)
Financing activities
Purchase and retirement of common stock	(3,756)	—
Tax withholding payment related to net settlement of equity awards	(29)	—
Excess tax benefit from exercise of stock options	—	348
Exercise of stock options	544	679
Net cash (used in) provided by financing activities	(3,241)	1,027
Net decrease in cash and cash equivalents	(15,378)	(630)
Cash and cash equivalents at beginning of period	143,410	126,969
Cash and cash equivalents at end of period	$128,032	$126,339

Supplemental disclosure:
Unrealized change in fair value of investments recorded in other comprehensive income (loss), net of deferred taxes of $18 and $(397), respectively	$27	$596
Reclassification from share-based liability compensation to equity	$228	—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 31, 2015, are not necessarily indicative of the results for the full year ending April 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2015, included in the Company’s Annual Report on Form 10-K.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Defense Contract Management Agency, or (“DCMA”), has disallowed a portion of the Company’s executive compensation and other costs included in the Company’s fiscal year 2006 incurred cost claim and sought interest and penalties. The Company and DCMA have resolved most of these claims. However, the Company is vigorously defending its position on the government’s remaining claims for the fiscal 2006 incurred cost claim which the Company has appealed to the Armed Services Board of Contract Appeals. Based on the Company’s current understanding of the facts and the amount in dispute, the Company believes that the outcome of these disputes will not have a material impact on the Company’s business. Claims related to other fiscal years were settled during the three and six months ended October 31, 2015, as described in Note 9. As of October 31, 2015 and April 30, 2015, the Company had reserves for incurred cost claim audits for various fiscal years.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Six Months Ended
	October 31, 2015	November 1, 2014	October 31, 2015	November 1, 2014
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,985,956	22,878,410	22,966,513	22,840,465
Dilutive effect of employee stock options and unvested restricted stock	162,500	—	—	—
Denominator for diluted earnings (loss) per share	23,148,456	22,878,410	22,966,513	22,840,465

During the three months ended October 31, 2015, approximately 21,000 shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the three months ended November 1, 2014 and six months ended October 31, 2015 and November 1, 2014, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-17, Income Taxes (Topic 740) - Balance Sheet Classification of Deferred Taxes.  This update simplifies the presentation of deferred income taxes, by requiring that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. This update is effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The Company is evaluating the potential impact of adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 640)-Deferral of the Effective Date. This update approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The Company is currently evaluating when to adopt the new standard and the potential impact of adoption on its consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

2. Investments

Investments consist of the following (in thousands):

	October 31, 2015	April 30, 2015
Short-term investments:
Held-to-maturity securities:
Municipal securities	$57,308	$67,173
U.S. government securities	6,014	11,536
Corporate bonds	13,902	1,314
Certificates of deposit	743	3,885
Total held-to-maturity investments	77,967	83,908
Available-for-sale securities:
Equity securities	—	1,473
Total available-for-sale investments	—	1,473
Total short-term investments	$77,967	$85,381
Long-term investments:
Held-to-maturity securities:
Municipal securities	$11,938	$30,418
U.S. government securities	—	5,009
Corporate bonds	23,012	8,501
Total held-to-maturity investments	34,950	43,928
Available-for-sale securities:
Auction rate securities	2,765	2,841
Total available-for-sale investments	2,765	2,841
Total long-term investments	$37,715	$46,769

Held-To-Maturity Securities

As of October 31, 2015 and April 30, 2015, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, corporate bonds and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 31, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$69,246	$34	$(3)	$69,277
U.S. government securities	6,014	5	—	6,019
Corporate bonds	36,914	5	(56)	36,863
Certificates of deposit	743	—	—	743
Total held-to-maturity investments	$112,917	$44	$(59)	$112,902

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2015, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$97,591	$8	$(35)	$97,564
U.S. government securities	16,545	12	—	16,557
Corporate bonds	9,815	—	(13)	9,802
Certificates of deposit	3,885	—	—	3,885
Total held-to-maturity investments	$127,836	$20	$(48)	$127,808

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at October 31, 2015, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$77,967	$77,976
Due after one year through three years	34,950	34,926
Total	$112,917	$112,902

Available-For-Sale Securities

Auction Rate Securities

As of October 31, 2015 and April 30, 2015, the entire balance of available-for-sale, auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 4 and 19 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 31, 2015, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 31, 2015. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of October 31, 2015, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of October 31, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,100	$—	$(335)	$2,765
Total available-for-sale investments	$3,100	$—	$(335)	$2,765

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,200	$—	$(359)	$2,841
Total available-for-sale investments	$3,200	$—	$(359)	$2,841

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost and fair value of the auction rate securities by contractual maturity at October 31, 2015, were as follows (in thousands):

	Cost	Fair Value
Due one through five years	$1,100	$1,055
Due after 10 years	2,000	1,710
Total	$3,100	$2,765

Equity Securities

At April 30, 2015, the entire balance of available-for-sale equity securities consisted of 618,042 CybAero AB (“CybAero”) common shares. The shares were classified as available-for-sale.  These shares were initially acquired on August 11, 2014, when the Company converted a convertible bond into CybAero common shares. The convertible bond was in the amount of 10 million SEK and was converted into 1,062,699 common shares of CybAero at the conversion price of 9.41 SEK per share. When the Company converted the bond on August 11, 2014, the fair value per share was 37.50 SEK which became the new cost basis going forward, with all subsequent changes in fair value being recorded to other comprehensive income.

At August 1, 2015, the Company reviewed these shares for impairment based on criteria that included the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, uncertainty as to the recovery period due to sustained losses of the investee and the Company’s intent to hold its investment until recovery. In the three months ended August 1, 2015, the Company determined it was in its best interests to liquidate the remaining shares held. As a result, during the three months ended August 1, 2015, the Company recorded an other-than-temporary-impairment loss of $2,186,000 related to the Company’s investment in the CybAero shares which was recorded to Other expense in the consolidated statement of operations. As a result of recording the impairment charge, the investment’s fair value became its new cost basis. During the three months ended October 31, 2015, and the three and six months ended August 2, 2014 there was no impairment charge recorded.

In August 2015, the Company sold its remaining shares in CybAero in a private sale at the price of 12.00 SEK per share, resulting in proceeds of approximately $777,000.  During the three and six months ended October 31, 2015, the Company realized gains on the sale of CybAero shares of $155,000 and $207,000, respectively, based on the difference between the original conversion price of 9.41 SEK per share and the sales price at the time of sale, inclusive of the final sale of all shares.  During the three and six months ended November 1, 2014, the Company realized gains on the sale of CybAero shares of $244,000 and $4,147,000, respectively. At October 31, 2015, the Company did not hold any CybAero stock.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The Company’s financial assets measured at fair value on a recurring basis at October 31, 2015, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,765	$2,765
Total	$—	$—	$2,765	$2,765

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2015	$2,841
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	24
Purchases, issuances and settlements, net	(100)
Balance at October 31, 2015	$2,765
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at October 31, 2015	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of October 31, 2015, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.16% and 0.13%, estimated redemption periods of 4 and 19 years and discount rates of 4.30% and 14.60%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	October 31, 2015	April 30, 2015
Raw materials	$14,978	$13,325
Work in process	8,257	5,140
Finished goods	28,937	25,537
Inventories, gross	52,172	44,002
Reserve for inventory obsolescence	(3,836)	(4,588)
Inventories, net	$48,336	$39,414

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and six months ended October 31, 2015 and November 1, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014

Beginning balance	$2,029	$1,273	$2,653	$1,280
Warranty expense	1,001	1,027	1,708	1,409
Changes in estimates related to pre-existing warranties	—	—	(424)	—
Warranty claims settled	(692)	(341)	(1,599)	(730)
Ending balance	$2,338	$1,959	$2,338	$1,959

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

6. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, net of $834 of taxes, as of April 30, 2015	$(1,358)	$(1,358)
Reclassifications out of accumulated other comprehensive loss, net of $754 of taxes	1,130	1,130
Unrealized gains, net of $18 of taxes	27	27
Balance, net of $134 of taxes, as of October 31, 2015	$(201)	$(201)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $10,234,000 and $26,761,000 for the three and six months ended October 31, 2015, respectively.  Revenue from customer-funded R&D was approximately $5,599,000 and $9,913,000 for the three and six months ended November 1, 2014, respectively.

8. Income Taxes

For the three and six months ended October 31, 2015, the Company recorded a provision (benefit) for income taxes of $2,560,000 and $(1,688,000), respectively, yielding an effective tax rate of 36.7% and 39.7%, respectively.  For the three and six months ended November 1, 2014, the Company recorded a benefit for income taxes of $1,619,000 and $3,680,000, respectively, yielding an effective tax rate of 35.8% and 36.1%, respectively.

9. Government Contract Reserves

During the three and six months ended October 31, 2015, the Company entered into settlement agreements with DCMA related to the Company’s incurred cost claims for fiscal years 2007 through 2009.  As a result of the settlement agreements, the Company paid $50,000 and reversed the remaining reserve amount of $3,499,000 related to those fiscal years as a credit to cost of sales, allocated as $3,111,000 to the UAS segment and $388,000 to the EES segment.

10. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. During the three and six months ended October 31, 2015, the Company repurchased and retired 183,261 shares of the Company’s common stock for a total of $3,756,000. All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

11. Segment Data

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

	Three Months Ended		Six Months Ended
	October 31,	November 1,	October 31,	November 1,
	2015	2014	2015	2014
Revenue:
UAS	$56,589	$43,045	$96,756	$84,231
EES	8,142	9,619	15,025	20,299
Total	64,731	52,664	111,781	104,530
Cost of sales:
UAS	28,314	27,575	54,780	58,590
EES	4,884	7,218	9,445	14,015
Total	33,198	34,793	64,225	72,605
Gross margin:
UAS	28,275	15,470	41,976	25,641
EES	3,258	2,401	5,580	6,284
Total	31,533	17,871	47,556	31,925
Selling, general and administrative	14,733	13,470	29,989	26,873
Research and development	9,897	8,531	19,728	15,655
Income (loss) from operations	6,903	(4,130)	(2,161)	(10,603)
Other income (expense):
Interest income	268	193	492	405
Other (expense) income	(192)	(583)	(2,581)	8
Income (loss) before income taxes	$6,979	$(4,520)	$(4,250)	$(10,190)

12. Subsequent Events

On December 4, 2015, the Compensation Committee of the Board of Directors approved entering into a Severance Protection Agreement (the “Agreement”) with each of the Company’s named executive officers which provides for the payment of certain benefits to each officer in connection with a change in control event and/or the termination of the officer’s employment in a non-change in control event. The term of each Agreement will commence on the date the Agreement is executed and continue until December 31, 2018.  If a change of control (as defined in the Agreement) occurs during the term of the Agreement, the term will be extended to the date that is 18 months after the date of the occurrence of such change in control.

Upon termination of the officer’s employment by the Company without cause or by the officer for good reason generally within three months before a change in control event or within 18 months afterwards, each officer will be entitled to receive a one-time cash payment as defined under each officer’s Agreement. Each officer will also be entitled to the continuation of certain employee welfare plan benefits (medical, dental and life insurance) for a period of 12 months. In addition, the vesting and exercisability of any outstanding stock options and restricted stock awards will be accelerated.

Upon termination by the Company for any reason other than cause in a context that does not involve a change in control, each officer will be entitled to a one-time cash payment as defined by each officer’s Agreement, and the continuation of certain employee welfare plan benefits (as described earlier) for a period of 12 months. The terms of this severance benefit are identical for each officer except the Chief Executive Officer, who is entitled to receive these benefits in the event he terminates his employment for good cause as defined in the Agreement.

To receive the severance benefits described above, the officer must execute a full release of any and all claims against the Company and comply with certain obligations specified in the Agreement.

In addition to the severance benefits for officers described above, the Compensation Committee of the Board of Directors also approved an Employee Change in Control Equity Acceleration program that would accelerate the vesting and exercisability of stock options and restricted stock awards held by any Company employee on a double trigger basis similar to the treatment of equity awards of the officers. Under the program, if an employee’s employment is terminated by the Company or a successor for a reason other than cause within 18 months after a change in control, the vesting and exercisability of all equity awards held by the employee would accelerate and the awards would become fully vested and exercisable.

On December 5, 2015, the Board of Directors approved entering into a letter agreement with each non-employee director that provides for the acceleration of vesting and exercisability of all Company stock options and restricted stock awards held by the director upon the completion of a change in control.

The Company determined that the actions taken by the Board of Directors and its Committee had no impact on the Company’s consolidated financial statements as of, and for the three and six months ended October 31, 2015.

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October 31, 2015 and November 1, 2014, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended October 31, 2015 and November 1, 2014, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	October 31,	November 1,
	2015	2014

Gross favorable adjustments	$499	$710
Gross unfavorable adjustments	(125)	(796)
Net favorable (unfavorable) adjustments	$374	$(86)

For the three months ended October 31, 2015, favorable cumulative catch-up adjustments of $0.5 million were primarily due to final cost adjustments on 154 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.1 million were primarily related to higher than expected costs on 96 contracts, which individually were not material.

For the three months ended November 1, 2014, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on 50 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.8 million were primarily related to higher than expected costs on 164 contracts, which individually were not material.

For the six months ended October 31, 2015 and November 1, 2014, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Six Months Ended
	October 31,	November 1,
	2015	2014

Gross favorable adjustments	$437	$991
Gross unfavorable adjustments	(207)	(1,156)
Net favorable (unfavorable) adjustments	$230	$(165)

For the six months ended October 31, 2015, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on 136 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 88 contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 31, 2015 Compared to Three Months Ended November 1, 2014

	Three Months Ended
	October 31,	November 1,
	2015	2014
Revenue:
UAS	$56,589	$43,045
EES	8,142	9,619
Total	64,731	52,664
Cost of sales:
UAS	28,314	27,575
EES	4,884	7,218
Total	33,198	34,793
Gross margin:
UAS	28,275	15,470
EES	3,258	2,401
Total	31,533	17,871
Selling, general and administrative	14,733	13,470
Research and development	9,897	8,531
Income (loss) from operations	6,903	(4,130)
Other income (expense):
Interest income	268	193
Other (expense) income	(192)	(583)
Income (loss) before income taxes	$6,979	$(4,520)

Revenue. Revenue for the three months ended October 31, 2015 was $64.7 million, as compared to $52.7 million for the three months ended November 1, 2014, representing an increase of $12.1 million, or 23%. The increase in revenue was due to an increase in product deliveries of $6.6 million and an increase in service revenue of $5.4 million. UAS revenue increased $13.5 million, or 31%, to $56.6 million for the three months ended October 31, 2015, primarily due to an increase in product deliveries of $8.0 million, an increase in service revenue of $0.9 million, and an increase in customer-funded R&D work of $4.6 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS.  The increase in service revenue was primarily due to an increase in services for small UAS. The increase in customer-funded R&D was primarily due to an increase in development programs related to tactical missile systems and large UAS. EES revenue decreased $1.5 million, or 15%, to $8.1 million for the three months ended October 31, 2015, primarily due to a decrease in product deliveries of our industrial fast charge systems and in product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended October 31, 2015 was $33.2 million, as compared to $34.8 million for the three months ended November 1, 2014, representing a decrease of $1.6 million, or 5%. Cost of sales was impacted by a government contract accounting reserve reduction of $3.5 million recorded in the quarter for the settlement of prior year incurred cost audits .  As a percentage of revenue, cost of sales decreased from 66% to 51%. The decrease in cost of sales was primarily due to a decrease in product costs of $3.0 million offset by an increase in cost of services of $1.4 million primarily due to an increase in services revenue. UAS cost of sales increased $0.7 million, or 3%, to $28.3 million for the three months ended October 31, 2015, primarily due to an increase in sales volume. As a percentage of revenue, cost of sales for UAS decreased from 64% to 50% due to favorable product mix, higher sales volume and the government contract reserve reduction.  EES cost of sales decreased $2.3 million, or 32%, to $4.9 million for the three months ended October 31, 2015. As a percentage of revenue, cost of sales for EES decreased from 75% to 60% primarily due to a favorable product mix and the government contract reserve reduction.

Gross Margin. Gross margin for the three months ended October 31, 2015 was $31.5 million, as compared to $17.9 million for the three months ended November 1, 2014, representing an increase of $13.7 million, or 76%. The increase in gross margin was due to an increase in product margins of $9.6 million and service revenue margins of $4.1 million, both of which were impacted by the government contract reserve reduction. As a percentage of revenue, gross margin increased from 34% to 49%. UAS gross margin increased $12.8 million, or 83%, to $28.3 million for the three months ended October 31, 2015.  The increase was primarily due to an increase in margins on product sales and service-related contracts, and the government contract reserve reduction.  As a percentage of revenue, gross margin for UAS increased from 36% to 50%. EES gross margin increased $0.9 million, or 36%, to $3.3 million for the three months ended October 31, 2015 primarily due to a favorable product mix.  As a percentage of revenue, EES gross margin increased from 25% to 40% primarily due to a favorable product mix, and the government contract reserve reduction.

Selling, General and Administrative.  SG&A expense for the three months ended October 31, 2015 was $14.7 million, or 23% of revenue, compared to SG&A expense of $13.5 million, or 26% of revenue, for the three months ended November 1, 2014. SG&A expense increased by $1.3 million primarily due to higher professional service costs and bid and proposal costs.

Research and Development. R&D expense for the three months ended October 31, 2015 was $9.9 million, or 15% of revenue, compared to R&D expense of $8.5 million, or 16% of revenue, for the three months ended November 1, 2014.  R&D expense increased by $1.4 million for the three months ended October 31, 2015, primarily due to increased development activities for certain strategic initiatives.

Interest Income. Interest income for the three months ended October 31, 2015 was $0.3 million compared to interest income of $0.2 million for the three months ended November 1, 2014.

Other Expense.  Other expense for the three months ended October 31, 2015 was $0.2 million compared to other expense of $0.6 million for the three months ended November 1, 2014. The decrease was due to the prior year change in fair value of the embedded conversion feature of our convertible bond investment, not present in the current year.

Income Taxes. Our effective income tax rate was 36.7% for the three months ended October 31, 2015, as compared to an effective income tax rate of 35.8% for the three months ended November 1, 2014.

Six Months Ended October 31, 2015 Compared to Six Months Ended November 1, 2014

	Six Months Ended
	October 31,	November 1,
	2015	2014
Revenue:
UAS	$96,756	$84,231
EES	15,025	20,299
Total	111,781	104,530
Cost of sales:
UAS	54,780	58,590
EES	9,445	14,015
Total	64,225	72,605
Gross margin:
UAS	41,976	25,641
EES	5,580	6,284
Total	47,556	31,925
Selling, general and administrative	29,989	26,873
Research and development	19,728	15,655
Loss from operations	(2,161)	(10,603)
Other (expense) income:
Interest income	492	405
Other (expense) income	(2,581)	8
Loss before income taxes	$(4,250)	$(10,190)

Revenue. Revenue for the six months ended October 31, 2015 was $111.8 million, as compared to $104.5 million for the six months ended November 1, 2014, representing an increase of $7.3 million, or 7%. The increase in revenue was due to an increase in service revenue of $16.8 million and a decrease in product deliveries of $9.6 million. UAS revenue increased $12.5 million, or 15%, to $96.8 million for the six months ended October 31, 2015, primarily due to an increase in customer-funded R&D work of $16.8 million, and an increase in service revenue of $0.5 million, offset by a decrease in product deliveries of $4.8 million. The increase in customer-funded R&D work was primarily due to an increase in development programs related to tactical missile systems and large UAS.  The increase in service revenue was primarily due to an increase in services for small UAS. The decrease in product deliveries was primarily due to a decrease in deliveries of our tactical missile systems. EES revenue decreased $5.3 million, or 26%, to $15.0 million for the six months ended October 31, 2015, primarily due to a decrease in product deliveries of our industrial fast charge systems and in product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the six months ended October 31, 2015 was $64.2 million, as compared to $72.6 million for the six months ended November 1, 2014, representing a decrease of $8.4 million, or 12%. Cost of sales was impacted by a government contract accounting reserve reduction of $3.5 million recorded in the quarter for the settlement of prior year incurred cost audits .  As a percentage of revenue, cost of sales decreased from 69% to 57%. The decrease in cost of sales was primarily due to a decrease in product costs of $17.0 million due to a decrease in product deliveries offset by an increase in cost of services of $8.6 million primarily due to an increase in services revenue. UAS cost of sales decreased $3.8 million, or 7%, to $54.8 million for the six months ended October 31, 2015, primarily due to favorable product mix. As a percentage of revenue, cost of sales for UAS decreased from 70% to 57% due to favorable product mix and the government contract reserve reduction.  EES cost of sales decreased $4.6 million, or 33%, to $9.4 million for the six months ended October 31, 2015. As a percentage of revenue, cost of sales for EES decreased from 69% to 63% primarily due to a favorable product mix and the government contract reserve reduction.

Gross Margin. Gross margin for the six months ended October 31, 2015 was $47.6 million, as compared to $31.9 million for the six months ended November 1, 2014, representing an increase of $15.6 million, or 49%. The increase in gross margin was due to an increase in product margins of $7.5 million and service revenue margins of $8.2 million, both of which were impacted by the government contract reserve reduction. As a percentage of revenue, gross margin increased from 31% to 43%. UAS gross margin increased $16.3 million, or 64%, to $42.0 million for the six months ended October 31, 2015.  The increase was primarily due to an increase in margins on product sales and service-related contracts, and the government contract reserve reduction.  As a percentage of revenue, gross margin for UAS increased from 30% to 43%. EES gross margin decreased $0.7 million, or 11%, to $5.6 million for the six months ended October 31, 2015 primarily due to lower sales volume.  As a percentage of revenue, EES gross margin increased from 31% to 37% primarily due to a favorable product mix and the government contract reserve reduction.

Selling, General and Administrative.  SG&A expense for the six months ended October 31, 2015 was $30.0 million, or 27% of revenue, compared to SG&A expense of $26.9 million, or 26% of revenue, for the six months ended November 1, 2014. SG&A expense increased by $3.1 million primarily due to higher professional service costs and bid and proposal costs.

Research and Development. R&D expense for the six months ended October 31, 2015 was $19.7 million, or 18% of revenue, compared to R&D expense of $15.7 million, or 15% of revenue, for the six months ended November 1, 2014.  R&D expense increased by $4.1 million for the six months ended October 31, 2015, primarily due to increased development activities for certain strategic initiatives.

Interest Income. Interest income for the six months ended October 31, 2015 was $0.5 million compared to interest income of $0.4 million for the six months ended November 1, 2014.

Other Expense.  Other expense for the six months ended October 31, 2015 was $2.6 million compared to other income of $8,000 for the six months ended November 1, 2014. The decrease was primarily due to the recording of an other-than-temporary impairment loss of $2.2 million related to available-for-sale equity securities in the six months ended October 31, 2015. No impairment loss was recorded in the six months ended November 1, 2014.

Income Taxes. Our effective income tax rate was 39.7% for the six months ended October 31, 2015, as compared to an effective income tax rate of 36.1% for the six months ended November 1, 2014.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 31, 2015 and April 30, 2015, our funded backlog was approximately $97.2 million and $64.7 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $16.7 million and $19.1 million as of October 31, 2015 and April 30, 2015, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing R&D costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital and capital expenditure requirementsduring the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain financing. We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 31, 2015 and November 1, 2014 (in thousands):

	Six Months Ended
	October 31, 2015	November 1, 2014
	(Unaudited)
Net cash (used in) provided by operating activities	$(22,909)	$12,358
Net cash provided by (used in) investing activities	$10,772	$(14,015)
Net cash (used in) provided by financing activities	$(3,241)	$1,027

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the six months ended October 31, 2015, increased by $35.3 million to $22.9 million, compared to net cash provided by operating activities of $12.4 million for the six months ended November 1, 2014. The increase in net cash used in operating activities was primarily due to an increase in working capital needs of $41.2 million and lower depreciation and amortization expense of $1.5 million, partially offset by a decreased net loss of $3.9 million and an other-than-temporary impairment loss of $2.2 million on available-for-sale equity securities.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $24.8 million to $10.8 million for the six months ended October 31, 2015, compared to net cash used in investing activities of $14.0 million for the six months ended November 1, 2014. The increase in net cash provided by investing activities was primarily due to an increase in net redemptions and sales of investments of $26.5 million, partially offset by increased acquisitions of property and equipment of $1.7 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $4.3 million to $3.2 million for the six months ended October 31, 2015, compared to net cash provided by financing activities of $1.0 million for the six months ended November 1, 2014. The increase in cash used in financing activities was primarily due to the purchase and retirement of common stock of $3.8 million.

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

Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended October 31, 2015:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Maximum Dollar Value of Shares Available for Purchase Under Share Repurchase Program (1) (in millions)
Sep. 23 – Sep. 26, 2015	—	$—	—	$25.0
Sep. 27 – Oct. 31, 2015	183,261	$20.47	183,261	$21.2
Total	183,261		183,261	$21.2

(1)

On September 24, 2015, the Company announced that on September 23, 2015 its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $25 million of its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time by the Company’s Board of Directors.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

Effective September 24, 2015, the Company executed a lease agreement with Monrovia Technology Campus LLC for office space located at 800 Royal Oaks Drive, Monrovia, California.  The initial term of the lease begins on January 15, 2016 and ends on June 30, 2024.  The Company will begin making monthly rental payments under the lease on July 1, 2016.  The base monthly rent during the lease term will be as follows for the periods below:

July 1, 2016 to June 30, 2017	$83,564
July 1, 2017 to June 30, 2018	$86,071
July 1, 2018 to June 30, 2019	$88,653
July 1, 2019 to June 30, 2020	$91,313
July 1, 2020 to June 30, 2021	$94,052
July 1, 2021 to June 30, 2022	$96,874
July 1, 2022 to June 30, 2023	$99,780
July 1, 2023 to June 30, 2024	$102,773

The Company has two options to renew the lease agreement for additional thirty-six month periods upon the expiration of the then current term.

The Company has a one-time right to cancel the lease after the fourth year of the initial term upon payment of a termination fee equal to the unamortized portion of the brokerage commissions and unamortized portion of the tenant improvement and relocation allowance under the lease.

The foregoing description of the lease agreement does not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the lease agreement which is filed as Exhibit 10.1 to this Quarterly Report and incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
10.1

Standard Multi-Tenant Office Lease — Gross, dated September 24, 2015, between AeroVironment, Inc. and Monrovia Technology Campus LLC for property at 800 Royal Oaks Dr. Monrovia, California, including addendums thereto

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

Date: December 8, 2015		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman, Chief Executive Officer and President
(Principal Executive Officer)

/s/ Raymond D. Cook
Raymond D. Cook
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)