Form 10-Q
period 2016-01-30
AeroVironment Inc
filed 2016-03-09
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 30, 2016

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

As of February 26, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,357,076.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements:
	Consolidated Balance Sheets as of January 30, 2016 (Unaudited) and April 30, 2015	3
	Consolidated Statements of Operations for the three and nine months ended January 30, 2016 (Unaudited) and January 31, 2015 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 30, 2016 (Unaudited) and January 31, 2015 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended January 30, 2016 (Unaudited) and January 31, 2015 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22
Item 4.	Controls and Procedures	22

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	24
Item 1A.	Risk Factors	24
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	24
Item 3.	Defaults Upon Senior Securities	24
Item 4.	Mine Safety Disclosures	24
Item 5.	Other Information	24
Item 6.	Exhibits	24
Signatures		26
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 30, 2016	April 30, 2015
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,706	$143,410
Short-term investments	97,692	85,381
Accounts receivable, net of allowance for doubtful accounts of $191 at January 30, 2016 and $606 at April 30, 2015	38,991	33,607
Unbilled receivables and retentions	10,440	17,356
Inventories, net	46,434	39,414
Income tax receivable	3,901	—
Deferred income taxes	5,247	5,265
Prepaid expenses and other current assets	4,219	4,599
Total current assets	329,630	329,032
Long-term investments	38,175	46,769
Property and equipment, net	14,313	13,499
Deferred income taxes	6,720	7,426
Other assets	653	741
Total assets	$389,491	$397,467
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,786	$19,243
Wages and related accruals	13,463	13,395
Income taxes payable	—	692
Customer advances	3,213	4,235
Other current liabilities	6,408	9,170
Total current liabilities	32,870	46,735
Capital lease obligations – net of current portion	388	—
Deferred rent	1,223	1,381
Liability for uncertain tax positions	439	439
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares — 10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares — 100,000,000
Issued and outstanding shares — 23,358,981 at January 30, 2016 and 23,314,640 at April 30, 2015	2	2
Additional paid-in capital	152,942	148,293
Accumulated other comprehensive loss	(194)	(1,358)
Retained earnings	201,821	201,975
Total stockholders’ equity	354,571	348,912
Total liabilities and stockholders’ equity	$389,491	$397,467

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2016	2015	2016	2015

Revenue:
Product sales	$53,305	$56,308	$129,436	$141,993
Contract services	14,255	12,089	49,905	30,934
	67,560	68,397	179,341	172,927
Cost of sales:
Product sales	31,910	32,901	73,477	91,477
Contract services	9,025	8,503	31,683	22,532
	40,935	41,404	105,160	114,009
Gross margin:
Product sales	21,395	23,407	55,959	50,516
Contract services	5,230	3,586	18,222	8,402
	26,625	26,993	74,181	58,918
Selling, general and administrative	13,313	13,268	43,302	40,141
Research and development	8,247	8,577	27,975	24,232
Income (loss) from operations	5,065	5,148	2,904	(5,455)
Other (expense) income:
Interest income, net	181	224	673	629
Other (expense), net	(215)	(284)	(2,796)	(276)
Income (loss) before income taxes	5,031	5,088	781	(5,102)
(Benefit) provision for income taxes	(1,133)	2,763	(2,821)	(917)
Net Income (loss)	$6,164	$2,325	$3,602	$(4,185)
Earnings (loss) per share data:
Basic	$0.27	$0.10	$0.16	$(0.18)
Diluted	$0.27	$0.10	$0.16	$(0.18)
Weighted average shares outstanding:
Basic	22,890,484	22,890,502	22,941,354	22,856,962
Diluted	23,083,816	23,109,354	23,139,981	22,856,962

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2016	2015	2016	2015

Net income (loss)	$6,164	$2,325	$3,602	$(4,185)
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of tax expense of $5 and $(388) for the three months ended January 30, 2016 and January 31, 2015, respectively; and net of tax expense of $23 and $(785) for the nine months ended January 30, 2016 and January 31, 2015, respectively	7	(582)	34	(1,178)
Total comprehensive income (loss)	$6,171	$1,743	$3,636	$(5,363)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 30, 2016	January 31, 2015
Operating activities
Net income (loss)	$3,602	$(4,185)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	4,547	6,368
Impairment of available-for-sale securities	2,186	—
Loss from equity method investments	248	152
Provision for doubtful accounts	(252)	(101)
Deferred income taxes	18	(202)
Loss (gain) on sale of equity securities	219	(182)
Stock-based compensation	3,170	2,714
Foreign currency losses	63	361
Increase in fair value of conversion feature of convertible bonds	—	(73)
Tax benefit from exercise of stock options	302	13
Excess tax benefit from stock-based compensation	—	(343)
Gain on sale of property and equipment	(32)	—
Amortization of held-to-maturity investments	3,086	3,388
Changes in operating assets and liabilities:
Accounts receivable	(5,052)	(5,994)
Unbilled receivables and retentions	6,916	2,584
Inventories	(7,020)	1,900
Income tax receivable	(3,952)	4,644
Other assets	455	57
Accounts payable	(9,457)	2,309
Other liabilities	(4,746)	3,806
Net cash (used in) provided by operating activities	(5,699)	17,216
Investing activities
Acquisitions of property and equipment	(4,259)	(2,326)
Equity method investments	(295)	(285)
Purchases of held-to-maturity investments	(75,740)	(88,074)
Redemptions of held-to-maturity investments	67,402	62,107
Acquisitions of intangible assets	—	(150)
Sales of available-for-sale investments	987	9,498
Net cash used in investing activities	(11,905)	(19,230)
Financing activities
Purchase and retirement of common stock	(3,756)	—
Principal payments on capital lease obligations	(341)	—
Tax withholding payment related to net settlement of equity awards	(29)	(36)
Excess tax benefit from exercise of stock options	—	343
Exercise of stock options	1,026	715
Net cash (used in) provided by financing activities	(3,100)	1,022
Net decrease in cash and cash equivalents	(20,704)	(992)
Cash and cash equivalents at beginning of period	143,410	126,969
Cash and cash equivalents at end of period	$122,706	$125,977

Supplemental disclosure:
Unrealized change in fair value of investments recorded in other comprehensive income (loss), net of deferred taxes of $23 and $785, respectively	$34	$1,178
Accrued acquisition of intangible assets	$—	$250
Forfeiture of vested stock-based compensation	$—	$23
Acquisitions of property and equipment financed with capital lease obligations (Note 1)	$694	$—
Reclassification from share-based liability compensation to equity	$228	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 30, 2016, are not necessarily indicative of the results for the full year ending April 30, 2016. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2015, included in the Company’s Annual Report on Form 10-K.

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

Out-of-Period Adjustments

During the three months ended January 30, 2016, the Company identified the following errors: 1) other current liabilities and the related cost of sales, selling, general and administrative and research and development expenses were understated due to state use taxes owed for certain internally consumed tangible assets not identified on a timely basis; and 2) property and equipment, net, were understated, capital lease obligations were understated, operating cash flows were understated, and investing cash flows were overstated due to certain IT equipment and perpetual software license capital lease agreements being incorrectly classified as operating leases. The Company assessed the materiality of these errors considering the relevant quantitative and qualitative factors and concluded that the errors were not material to the consolidated financial statements taken as a whole. As such, during the three months ended January 30, 2016, the Company recorded the following out-of-period adjustments to correct the errors: 1) increased  “other current liabilities” $747,000, increased “research and development” expense $503,000, increased “selling, general and administrative” expense $155,000, and increased cost of sales $89,000; and 2) increased “property and equipment, net”, $584,000, increased “Capital lease obligations — net of current portion” $319,000, and increased capital lease obligations — current portion $324,000 which is included in “Other current liabilities”.  In addition, $220,000 of cash outflows were reclassified from operating activities to “Principal payments on capital lease agreements” within financing activities. The consolidated statements of operations and consolidated statements of comprehensive income (loss) for the three and nine months ended January 30, 2016, the consolidated balance sheet as of January 30, 2016 and the consolidated statement of cash flows for the nine months ended January 30, 2016 reflect the above adjustments.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

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

The Defense Contract Management Agency, or (“DCMA”), has disallowed a portion of the Company’s executive compensation and other costs included in the Company’s fiscal year 2006 incurred cost claim and sought interest and penalties. The Company and DCMA have resolved most of these claims. However, the Company is vigorously defending its position on the government’s remaining claims for the fiscal 2006 incurred cost claim, which the Company has appealed to the Armed Services Board of Contract Appeals. Based on the Company’s current understanding of the facts and the amount in dispute, the Company believes that the outcome of these disputes will not have a material impact on the Company’s business. Claims related to other fiscal years were settled during the nine months ended January 30, 2016, as described in Note 9. As of January 30, 2016 and April 30, 2015, the Company had reserves for incurred cost claim audits for various fiscal years.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 30, 2016	January 31, 2015	January 30, 2016	January 31, 2015
Denominator for basic earnings (loss) per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,890,484	22,890,502	22,941,354	22,856,962
Dilutive effect of employee stock options and unvested restricted stock	193,332	218,852	198,627	—
Denominator for diluted earnings (loss) per share	23,083,816	23,109,354	23,139,981	22,856,962

During the three months ended January 30, 2016 and January 31, 2015 and the nine months ended January 30, 2016, certain shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of shares reserved for issuance upon exercise of stock options, shares of unvested restricted stock and restricted stock units that met this anti-dilutive criterion for the three months ended January 30, 2016 and January 31, 2015 and the nine months ended January 30, 2016 was approximately 9,000, 11,000 and 40,000, respectively.  Due to the net loss for the nine months ended January 31, 2015, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. The Company is currently evaluating when to adopt the new standard and the potential impact of adoption on its consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	January 30, 2016	April 30, 2015
Short-term investments:
Held-to-maturity securities:
Municipal securities	$57,716	$67,173
U.S. government securities	10,991	11,536
Corporate bonds	28,985	1,314
Certificates of deposit	—	3,885
Total held-to-maturity investments	97,692	83,908
Available-for-sale securities:
Equity securities	—	1,473
Total available-for-sale investments	—	1,473
Total short-term investments	$97,692	$85,381
Long-term investments:
Held-to-maturity securities:
Municipal securities	$—	$30,418
U.S. government securities	11,210	5,009
Corporate bonds	24,187	8,501
Total held-to-maturity investments	35,397	43,928
Available-for-sale securities:
Auction rate securities	2,778	2,841
Total available-for-sale investments	2,778	2,841
Total long-term investments	$38,175	$46,769

Held-To-Maturity Securities

As of January 30, 2016 and April 30, 2015, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury and agency securities, and corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 30, 2016, were as follows (in thousands):

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Municipal securities	$57,716	$9	$(12)	$57,713
U.S. government securities	22,201	2	(3)	22,200
Corporate bonds	53,172	21	(75)	53,118
Total held-to-maturity investments	$133,089	$32	$(90)	$133,031

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2015, were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Municipal securities	$97,591	$8	$(35)	$97,564
U.S. government securities	16,545	12	—	16,557
Corporate bonds	9,815	—	(13)	9,802
Certificates of deposit	3,885	—	—	3,885
Total held-to-maturity investments	$127,836	$20	$(48)	$127,808

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 30, 2016, were as follows (in thousands):

	Cost	Fair Value

Due within one year	$97,692	$97,647
Due after one year through three years	35,397	35,384
Total	$133,089	$133,031

Available-For-Sale Securities

Auction Rate Securities

As of January 30, 2016 and April 30, 2015, the entire balance of available-for-sale, auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 3 and 18 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 30, 2016, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 30, 2016. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of January 30, 2016, the Company did not consider these investments to be other-than-temporarily impaired.

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of January 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,100	$—	$(322)	$2,778
Total available-for-sale investments	$3,100	$—	$(322)	$2,778

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2015, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,200	$—	$(359)	$2,841
Total available-for-sale investments	$3,200	$—	$(359)	$2,841

The amortized cost and fair value of the auction rate securities by contractual maturity at January 30, 2016, were as follows (in thousands):

	Cost	Fair Value
Due one through five years	$1,100	$1,054
Due after 10 years	2,000	1,724
Total	$3,100	$2,778

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

At August 1, 2015, the Company reviewed these shares for impairment based on criteria that included the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, uncertainty as to the recovery period due to sustained losses of the investee and the Company’s intent to hold its investment until recovery. In the three months ended August 1, 2015, the Company determined it was in its best interests to liquidate the remaining shares held. As a result, during the three months ended August 1, 2015, the Company recorded an other-than-temporary-impairment loss of $2,186,000 related to the Company’s investment in the CybAero shares which was recorded to Other expense in the consolidated statement of operations. As a result of recording the impairment charge, the investment’s fair value became its new cost basis. During the three months ended January 30, 2016, and the three and nine months ended January 31, 2015 there was no impairment charge recorded.

In August 2015, the Company sold its remaining shares in CybAero in a private sale at the price of 12.00 SEK per share, resulting in proceeds of approximately $777,000.  During the nine months ended January 30, 2016, the Company realized gains on the sale of CybAero shares of $207,000, based on the difference between the original conversion price of 9.41 SEK per share and the sales price at the time of sale, inclusive of the final sale of all shares.  During the three and nine months ended January 31, 2015, the Company realized gains on the sale of CybAero shares of approximately $300,000 and $4,500,000, respectively. At January 30, 2016, the Company did not hold any CybAero stock.

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

•                Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 30, 2016, were as follows (in thousands):

	Fair Value Measurement Using
Description	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Total
Auction rate securities	$—	$—	$2,778	$2,778
Total	$—	$—	$2,778	$2,778

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Description	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
Balance at May 1, 2015	$2,841
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive loss	37
Purchases, issuances and settlements, net	(100)
Balance at January 30, 2016	$2,778
The amount of total gains or (losses) for the period included in earnings (or change in net assets) attributable to the change in unrealized gains or losses relating to assets still held at January 30, 2016	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of January 30, 2016, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.47% and 0.39%, estimated redemption periods of 3 and 18 years and discount rates of 4.90% and 14.40%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	January 30, 2016	April 30, 2015
Raw materials	$13,831	$13,325
Work in process	7,278	5,140
Finished goods	29,015	25,537
Inventories, gross	50,124	44,002
Reserve for inventory obsolescence	(3,690)	(4,588)
Inventories, net	$46,434	$39,414

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales.  Warranty reserve activity is summarized as follows for the three and nine months ended January 30, 2016 and January 31, 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2016	2015	2016	2015

Beginning balance	$2,338	$1,959	$2,653	$1,280
Warranty expense	1,032	579	2,740	1,988
Changes in estimates related to pre-existing warranties	—	—	(424)	—
Warranty claims settled	(508)	(402)	(2,107)	(1,132)
Ending balance	$2,862	$2,136	$2,862	$2,136

6. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale Securities	Accumulated Other Comprehensive Loss
Balance, net of $834 of taxes, as of April 30, 2015	$(1,358)	$(1,358)
Reclassifications out of accumulated other comprehensive loss, net of $754 of taxes	1,130	1,130
Unrealized gains, net of $23 of taxes	34	34
Balance, net of $129 of taxes, as of January 30, 2016	$(194)	$(194)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $8,877,000 and $35,638,000 for the three and nine months ended January 30, 2016, respectively.  Revenue from customer-funded R&D was approximately $7,989,000 and $17,902,000 for the three and nine months ended January 31, 2015, respectively.

8. Income Taxes

For the three and nine months ended January 30, 2016, the Company recorded a (benefit) for income taxes of $(1,133,000) and $(2,821,000), respectively, yielding an effective tax benefit rate of (22.5)% and (361.2)%, respectively.  For the three and nine months ended January 31, 2015, the Company recorded a provision (benefit) for income taxes of $2,763,000 and $(917,000), respectively, yielding an effective tax rate of 54.3% and (18.0)%, respectively.  The variance from statutory rates for the three and nine months ended January 30, 2016, was primarily due to federal legislation reinstating the federal research and development tax credit during the current quarter.

9. Government Contract Reserves

During the nine months ended January 30, 2016, the Company entered into settlement agreements with DCMA related to the Company’s incurred cost claims for fiscal years 2007 through 2009.  As a result of the settlement agreements, the Company paid $50,000 and reversed the remaining reserve amount of $3,499,000 related to those fiscal years as a credit to cost of sales, allocated as $3,111,000 to the UAS segment and $388,000 to the EES segment during the three months ended October 31, 2015.  No settlements or changes to reserve estimates occurred during the three months ended January 30, 2016.

10. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. During the nine months ended January 30, 2016, the Company

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

repurchased and retired 183,261 shares of the Company’s common stock for a total of $3,756,000.  No shares were repurchased under the program during the three months ended January 30, 2016.  All shares repurchased were executed in the open market and no shares were repurchased from related parties. Repurchased shares were retired and assumed the status of authorized and unissued shares.

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

	Three Months Ended		Nine Months Ended
	January 30,	January 31,	January 30,	January 31,
	2016	2015	2016	2015
Revenue:
UAS	$61,086	$58,026	$157,842	$142,257
EES	6,474	10,371	21,499	30,670
Total	67,560	68,397	179,341	172,927
Cost of sales:
UAS	36,488	33,259	91,268	91,849
EES	4,447	8,145	13,892	22,160
Total	40,935	41,404	105,160	114,009
Gross margin:
UAS	24,598	24,767	66,574	50,408
EES	2,027	2,226	7,607	8,510
Total	26,625	26,993	74,181	58,918
Selling, general and administrative	13,313	13,268	43,302	40,141
Research and development	8,247	8,577	27,975	24,232
Income (loss) from operations	5,065	5,148	2,904	(5,455)
Other (expense) income:
Interest income, net	181	224	673	629
Other (expense), net	(215)	(284)	(2,796)	(276)
Income (loss) before income taxes	$5,031	$5,088	$781	$(5,102)

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 30, 2016 and January 31, 2015, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended January 30, 2016 and January 31, 2015, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	January 30,	January 31,
	2016	2015

Gross favorable adjustments	$458	$976
Gross unfavorable adjustments	(203)	(257)
Net favorable adjustments	$255	$719

For the three months ended January 30, 2016, favorable cumulative catch-up adjustments of $0.5 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 15 contracts, which individually were not material.

For the three months ended January 31, 2015, favorable cumulative catch-up adjustments of $1.0 million were primarily due to final cost adjustments on 29 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 235 contracts, which individually were not material.

For the nine months ended January 30, 2016 and January 31, 2015, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Nine Months Ended
	January 30,	January 31,
	2016	2015

Gross favorable adjustments	$473	$992
Gross unfavorable adjustments	(245)	(933)
Net favorable adjustments	$228	$59

For the nine months ended January 30, 2016, favorable cumulative catch-up adjustments of $0.5 million were primarily due to final cost adjustments on 16 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 15 contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 30, 2016 Compared to Three Months Ended January 31, 2015

	Three Months Ended
	January 30,	January 31,
	2016	2015
Revenue:
UAS	$61,086	$58,026
EES	6,474	10,371
Total	67,560	68,397
Cost of sales:
UAS	36,488	33,259
EES	4,447	8,145
Total	40,935	41,404
Gross margin:
UAS	24,598	24,767
EES	2,027	2,226
Total	26,625	26,993
Selling, general and administrative	13,313	13,268
Research and development	8,247	8,577
Income from operations	5,065	5,148
Other (expense) income:
Interest income, net	181	224
Other (expense), net	(215)	(284)
Income before income taxes	$5,031	$5,088

Revenue. Revenue for the three months ended January 30, 2016 was $67.6 million, as compared to $68.4 million for the three months ended January 31, 2015, representing a decrease of $0.8 million, or 1%. The decrease in revenue was due to a decrease in product deliveries of $3.0 million, partially offset by an increase in service revenue of $2.2 million. UAS revenue increased $3.1 million, or 5%, to $61.1 million for the three months ended January 30, 2016, primarily due to an increase in service revenue of $1.3 million, an increase in customer-funded R&D work of $0.9 million, and an increase in product deliveries of $0.9 million. The increase in service revenue was primarily due to an increase in services for small UAS. The increase in customer-funded R&D was primarily due to an increase in development programs related to tactical missile systems. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS. EES revenue decreased $3.9 million, or 38%, to $6.5 million for the three months ended January 30, 2016, primarily due to a decrease in product deliveries of our industrial fast charge systems and in product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended January 30, 2016 was $40.9 million, as compared to $41.4 million for the three months ended January 31, 2015, representing a decrease of $0.5 million, or 1%. As a percentage of revenue, cost of sales was consistent at 61% during the three months ended January 30, 2016 and January 31, 2015. The decrease in cost of sales was primarily due to a decrease in product costs of $1.0 million, primarily due to the decrease in product deliveries, partially offset by an increase in cost of services of $0.5 million primarily due to the increase in services revenue. UAS cost of sales increased $3.2 million, or 10%, to $36.5 million for the three months ended January 30, 2016, primarily due to the increase in sales volume. As a percentage of revenue, cost of sales for UAS increased from 57% to 60%, primarily due to product mix.  EES cost of sales decreased $3.7 million, or 45%, to $4.4 million for the three months ended January 30, 2016, primarily due to the decreased sales volume. As a percentage of revenue, cost of sales for EES decreased from 79% to 69% primarily due to product mix.

Gross Margin. Gross margin for the three months ended January 30, 2016 was $26.6 million, as compared to $27.0 million for the three months ended January 31, 2015, representing a decrease of $0.4 million, or 1%. The decrease in gross margin was due to a decrease in product margins of $2.0 million, largely offset by an increase in service revenue margins of $1.6 million. As a percentage of revenue, gross margin was consistent at 39% during the three months ended January 30, 2016 and January 31, 2015. UAS gross margin decreased to $24.6 million for the three months ended January 30, 2016 from $24.8 million. As a percentage of revenue, gross margin for UAS decreased from 43% to 40%, primarily due to product mix. EES gross margin decreased $0.2 million, or 9%, to $2.0 million for the three months ended January 30, 2016 primarily due to the decreased sales volume.  As a percentage of revenue, EES gross margin increased from 21% to 31%, primarily due to product mix.

Selling, General and Administrative.  SG&A expense for the three months ended January 30, 2016 was $13.3 million, or 20% of revenue, compared to SG&A expense of $13.3 million, or 19% of revenue, for the three months ended January 31, 2015.

Research and Development. R&D expense for the three months ended January 30, 2016 was $8.2 million, or 12% of revenue, compared to R&D expense of $8.6 million, or 13% of revenue, for the three months ended January 31, 2015.  R&D expense decreased by $0.3 million for the three months ended January 30, 2016, primarily due to decreased development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended January 30, 2016 was $0.2 million compared to interest income, net of $0.2 million for the three months ended January 31, 2015.

Other Expense, net.  Other expense, net for the three months ended January 30, 2016 was $0.2 million compared to other expense, net of $0.3 million for the three months ended January 31, 2015.

(Benefit) Provision for Income Taxes. Our effective income tax benefit rate was (22.5)% for the three months ended January 30, 2016, as compared to an effective income tax rate of 54.3% for the three months ended January 31, 2015. The tax benefit for the three months ended January 30, 2016, was primarily due to federal legislation reinstating the federal research and development tax credit during the three months ended January 30, 2016.

Nine Months Ended January 30, 2016 Compared to Nine Months Ended January 31, 2015

	Nine Months Ended
	January 30,	January 31,
	2016	2015
Revenue:
UAS	$157,842	$142,257
EES	21,499	30,670
Total	179,341	172,927
Cost of sales:
UAS	91,268	91,849
EES	13,892	22,160
Total	105,160	114,009
Gross margin:
UAS	66,574	50,408
EES	7,607	8,510
Total	74,181	58,918
Selling, general and administrative	43,302	40,141
Research and development	27,975	24,232
Income (loss) from operations	2,904	(5,455)
Other (expense) income:
Interest income, net	673	629
Other (expense), net	(2,796)	(276)
Income (loss) before income taxes	$781	$(5,102)

Revenue. Revenue for the nine months ended January 30, 2016 was $179.3 million, as compared to $172.9 million for the nine months ended January 31, 2015, representing an increase of $6.4 million, or 4%. The increase in revenue was due to an increase in service revenue of $19.0 million, partially offset by a decrease in product deliveries of $12.6 million. UAS revenue increased $15.6 million, or 11%, to $157.8 million for the nine months ended January 30, 2016, primarily due to an increase in customer-funded R&D work of $17.7 million, and an increase in service revenue of $1.8 million, partially offset by a decrease in product deliveries of $4.0 million. The increase in customer-funded R&D work was primarily due to an increase in development programs related to tactical missile systems and large UAS. The increase in service revenue was primarily due to an increase in services for small UAS. The decrease in product deliveries was primarily due to a decrease in deliveries of our tactical missile systems. EES revenue decreased $9.2 million, or 30%, to $21.5 million for the nine months ended January 30, 2016, primarily due to a decrease in product deliveries of our industrial fast charge systems and in product deliveries of our passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the nine months ended January 30, 2016 was $105.2 million, as compared to $114.0 million for the nine months ended January 31, 2015, representing a decrease of $8.8 million, or 8%. Cost of sales was impacted by a government contract accounting reserve reduction of $3.5 million recorded in the nine months ended January 30, 2016 for the settlement of prior year incurred cost audits.  As a percentage of revenue, cost of sales decreased from 66% to 59%. The decrease in cost of sales was primarily due to a decrease in product costs of $18.0 million due to a decrease in product deliveries, partially offset by an increase in cost of services of $9.2 million, primarily due to an increase in services revenue. UAS cost of sales decreased $0.6 million, or 1%, to $91.3 million for the nine months ended January 30, 2016, primarily due to product mix. As a percentage of revenue, cost of sales for UAS decreased from 65% to 58% due to product mix and the government contract reserve reduction. EES cost of sales decreased $8.3 million, or 37%, to $13.9 million for the nine months ended January 30, 2016 primarily due to the decrease in sales volume. As a percentage of revenue, cost of sales for EES decreased from 72% to 65%, primarily due to product mix and the government contract reserve reduction.

Gross Margin. Gross margin for the nine months ended January 30, 2016 was $74.2 million, as compared to $58.9 million for the nine months ended January 31, 2015, representing an increase of $15.3 million, or 26%. The increase in gross margin was due to an increase in service revenue margins of $9.8 million and product margins of $5.4 million, both of which were impacted by the government contract reserve reduction. As a percentage of revenue, gross margin increased from 34% to 41%. UAS gross margin increased $16.2 million, or 32%, to $66.6 million for the nine months ended January 30, 2016.  The increase was primarily due to an increase in margins on product sales and service-related contracts, and the government contract reserve reduction.  As a percentage of revenue, gross margin for UAS increased from 35% to 42%. EES gross margin decreased $0.9 million, or 11%, to $7.6 million for the nine months ended January 30, 2016 primarily due to lower sales volume.  As a percentage of revenue, EES gross margin increased from 28% to 35%, primarily due to product mix and the government contract reserve reduction.

Selling, General and Administrative.  SG&A expense for the nine months ended January 30, 2016 was $43.3 million, or 24% of revenue, compared to SG&A expense of $40.1 million, or 23% of revenue, for the nine months ended January 31, 2015. SG&A expense increased by $3.2 million primarily due to higher bid and proposal costs, as well as other increases which were not individually significant.

Research and Development. R&D expense for the nine months ended January 30, 2016 was $28.0 million, or 16% of revenue, compared to R&D expense of $24.2 million, or 14% of revenue, for the nine months ended January 31, 2015.  R&D expense increased by $3.7 million for the nine months ended January 30, 2016, primarily due to increased development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the nine months ended January 30, 2016 was $0.7 million compared to interest income, net of $0.6 million for the nine months ended January 31, 2015.

Other Expense, net.  Other expense, net for the nine months ended January 30, 2016 was $2.8 million compared to other expense, net of $0.3 million for the nine months ended January 31, 2015. The increase was primarily due to the recording of an other-than-temporary impairment loss of $2.2 million related to available-for-sale equity securities in the nine months ended January 30, 2016. No impairment loss was recorded in the nine months ended January 31, 2015.

(Benefit) Provision for Income Taxes. Our effective income tax benefit rate was (361.2)% for the nine months ended January 30, 2016, as compared to an effective income tax benefit rate of (18.0)% for the nine months ended January 31, 2015.  The tax benefit for the nine months ended January 30, 2016, was primarily due to federal legislation reinstating the federal research and development tax credit during the three months ended January 30, 2016.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 30, 2016 and April 30, 2015, our funded backlog was approximately $79.7 million and $64.7 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $16.7 million and $19.1 million as of January 30, 2016 and April 30, 2015, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing R&D costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we do not currently anticipate significant investment in property, plant and equipment, and we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain financing. We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products, enhancing existing products and marketing to stimulate acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense, commercial and electric vehicle industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 30, 2016 and January 31, 2015 (in thousands):

	Nine Months Ended
	January 30, 2016	January 31, 2015
	(Unaudited)
Net cash (used in) provided by operating activities	$(5,699)	$17,216
Net cash (used in) investing activities	$(11,905)	$(19,230)
Net cash (used in) provided by financing activities	$(3,100)	$1,022

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the nine months ended January 30, 2016, increased by $22.9 million to $5.7 million, compared to net cash provided by operating activities of $17.2 million for the nine months ended January 31, 2015. The increase in net cash used in operating activities was primarily due to an increase in working capital needs of $32.2 million and lower depreciation and amortization expense of $1.8 million, partially offset by increased net income of $7.8 million and an other-than-temporary impairment loss of $2.2 million on available-for-sale equity securities.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $7.3 million to $11.9 million for the nine months ended January 30, 2016, compared to net cash used in investing activities of $19.2 million for the nine months ended January 31, 2015. The decrease in net cash used in investing activities was primarily due to an increase in net redemptions and sales of investments of $9.1 million, partially offset by increased acquisitions of property and equipment of $1.9 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $4.1 million to $3.1 million for the nine months ended January 30, 2016, compared to net cash provided by financing activities of $1.0 million for the nine months ended January 31, 2015. The increase in cash used in financing activities was primarily due to the purchase and retirement of common stock of $3.8 million during the nine months ended January 30, 2016.

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

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weakness in internal control over financial reporting described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of interim or annual financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

We identified a material weakness in internal control over financial reporting during the quarter ended January 30, 2016 with respect to our state use tax process.  Specifically, our controls were not properly designed to appropriately identify, calculate, and assess our obligation of state use tax for certain procured and internally consumed tangible property on a timely basis.

We are committed to remediating the material weakness and are in the process of taking steps to enhance our internal control environment.  Our remediation plan includes, but is not limited to: updating our internal controls surrounding state use tax; training our procurement, accounts payable and accounting teams with a focus on the proper identification and recording of state use tax obligations on a timely basis; and implementing new controls related to expanding our review of the state use tax process.

We believe these actions will remediate the material weakness in internal control over financial reporting described above. We will test the ongoing operating effectiveness of the new controls during the fourth fiscal quarter of 2016 as well as in future periods. The material weakness cannot be considered remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.  We expect that the remediation of this material weakness may be completed as early as April 30, 2016.

Changes in Internal Control over Financial Reporting

Except as described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended January 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

The following table provides information about repurchases by us of shares of our common stock during the quarter ended  January 30, 2016:

Period	Total Number of Shares	Average Price Paid per Share	Total Number of Shares Purchased as Part of Share Repurchase Program (1)	Maximum Dollar Value of Shares Available for Purchase Under Share Repurchase Program (1) (in millions)
Nov. 1, 2015 – Nov. 28, 2015	—	$—	—	$21.2
Nov. 29, 2015 – Dec. 26, 2015	—	$—	—	$21.2
Dec. 27, 2015 – Jan. 30, 2016	—	$—	—	$21.2
Total	—		—	$21.2

(1)         On September 24, 2015, the Company announced that on September 23, 2015 its Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which the Company may repurchase up to $25 million of its common stock from time to time, in amounts and at prices the Company deems appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate the Company to acquire any particular amount of common stock and may be suspended at any time by the Company’s Board of Directors. No shares were repurchased in the fiscal quarter ended January 30, 2016.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description

10.1	Severance Protection Agreement dated as of December 10, 2015, by and between AeroVironment, Inc. and Timothy E. Conver.
10.2	Form of Severance Protection Agreement dated as of December 10, 2015, by and between AeroVironment, Inc. and each non-CEO executive officer.
10.3	Form of Director Letter Agreement by and between AeroVironment, Inc. and each non-employee director.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Label Linkbase Document.
101.PRE	XBRL Taxonomy Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 8, 2016		AEROVIRONMENT, INC.

	By:	/s/ Timothy E. Conver
Timothy E. Conver
Chairman and Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond D. Cook
Raymond D. Cook
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)