Form 10-Q
period 2016-07-30
AeroVironment Inc
filed 2016-08-31
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of August 23, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,387,513.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 30,	April 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$122,313	$124,287
Short-term investments	101,802	103,404
Accounts receivable, net of allowance for doubtful accounts of $433 at July 30, 2016 and $262 at April 30, 2016	32,635	56,045
Unbilled receivables and retentions	14,493	18,899
Inventories, net	44,105	37,486
Income tax receivable	4,250	—
Prepaid expenses and other current assets	4,167	4,150
Total current assets	323,765	344,271
Long-term investments	33,097	33,859
Property and equipment, net	16,910	16,762
Deferred income taxes	15,104	15,016
Other assets	658	750
Total assets	$389,534	$410,658
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$10,529	$17,712
Wages and related accruals	9,934	13,973
Income taxes payable	—	943
Customer advances	2,416	2,544
Other current liabilities	12,708	11,173
Total current liabilities	35,587	46,345
Deferred rent	1,864	1,714
Capital lease obligations - net of current portion	357	449
Other non-current liabilities	184	184
Liability for uncertain tax positions	62	441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,395,030 shares at July 30, 2016 and 23,359,925 at April 30, 2016	2	2
Additional paid-in capital	155,853	154,274
Accumulated other comprehensive loss	(183)	(201)
Retained earnings	195,808	207,450
Total stockholders’ equity	351,480	361,525
Total liabilities and stockholders’ equity	$389,534	$410,658

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 30,	August 1,
	2016	2015
Revenue:
Product sales	$15,737	$26,639
Contract services	20,481	20,411
	36,218	47,050
Cost of sales:
Product sales	15,222	16,765
Contract services	14,313	14,262
	29,535	31,027
Gross margin:
Product sales	515	9,874
Contract services	6,168	6,149
	6,683	16,023
Selling, general and administrative	13,663	15,256
Research and development	8,600	9,831
Loss from operations	(15,580)	(9,064)
Other income (expense):
Interest income, net	375	224
Other expense, net	(300)	(2,389)
Loss before income taxes	(15,505)	(11,229)
Benefit for income taxes	(3,863)	(4,248)
Net loss	$(11,642)	$(6,981)
Loss per share data:
Basic	$(0.51)	$(0.30)
Diluted	$(0.51)	$(0.30)
Weighted average shares outstanding:
Basic	22,956,607	22,947,487
Diluted	22,956,607	22,947,487

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	July 30,	August 1,
	2016	2015
Net loss	$(11,642)	$(6,981)
Other comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $12 and $1, respectively	18	2
Total comprehensive loss	$(11,624)	$(6,979)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 30,	August 1,
	2016	2015
Operating activities
Net loss	$(11,642)	$(6,981)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	1,653	1,402
Loss from equity method investments	72	65
Impairment of available-for-sale securities	—	2,186
Provision for doubtful accounts	171	(147)
Losses on foreign currency transactions	226	58
Loss on sale of equity securities	—	145
Deferred income taxes	—	203
Stock-based compensation	992	1,039
Tax benefit from exercise of stock options	22	196
Excess tax benefit from stock-based compensation	—	(95)
Gain on disposition of property and equipment	(7)	—
Amortization of held-to-maturity investments	661	1,149
Changes in operating assets and liabilities:
Accounts receivable	23,019	5,549
Unbilled receivables and retentions	4,406	3,358
Inventories	(6,619)	(4,507)
Income tax receivable	(4,250)	(5,569)
Prepaid expenses and other assets	(17)	710
Accounts payable	(6,336)	(6,299)
Other liabilities	(3,594)	(3,766)
Net cash used in operating activities	(1,243)	(11,304)
Investing activities
Acquisition of property and equipment	(2,634)	(906)
Equity method investment	—	(85)
Redemptions of held-to-maturity investments	28,820	37,507
Purchases of held-to-maturity investments	(27,487)	(22,970)
Proceeds from the sale of property and equipment	7	—
Sales and redemptions of available-for-sale investments	400	217
Net cash (used in) provided by investing activities	(894)	13,763
Financing activities
Excess tax benefit from stock-based compensation	—	95
Principal payments of capital lease obligations	(95)	—
Tax withholding payment related to net settlement of equity awards	—	(29)
Exercise of stock options	258	515
Net cash provided by financing activities	163	581
Net (decrease) increase in cash and cash equivalents	(1,974)	3,040
Cash and cash equivalents at beginning of period	124,287	143,410
Cash and cash equivalents at end of period	$122,313	$146,450
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$1,786	$1,519
Non-cash activities
Unrealized change in fair value of long-term investments recorded in accumulated other comprehensive loss, net of deferred tax expense of $12 and $1, respectively	$18	$2
Reclassification from share-based liability compensation to equity	$307	$228
Acquisitions of property and equipment included in accounts payable	$321	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 30, 2016, are not necessarily indicative of the results for the full year ending April 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2016, included in the Company’s Annual Report on Form 10-K.

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

In July 2016, the Company dissolved Charger Bicycles, LLC the results of which were not material to the consolidated financial statements.

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  The ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. The Company adopted this pronouncement beginning May 1, 2016 and applied this pronouncement retrospectively. In connection with adopting the pronouncement beginning May 1, 2016, the Company reclassified $5,432,000 from current deferred income tax assets in the consolidated balance sheet as of April 30, 2016 to non-current deferred income tax liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, are to be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under the ASU, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits are also classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and are to be applied prospectively or retrospectively to all periods presented. The Company adopted the pronouncement beginning May 1, 2016. In connection with adopting the pronouncement beginning May 1, 2016, the Company recorded a cumulative increase of $265,000 in retained earnings with a corresponding increase in deferred tax assets in the consolidated balance sheet as of April 30, 2016 related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock awards during the three months ended July 30, 2016 have been recognized in the current period’s income statement. The Company also excluded the excess tax benefits from the calculation of diluted earnings per share for the three months ended July 30, 2016. The Company applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting pronouncements during the three month ended July 30, 2016 impacting the classification of deferred income taxes in the consolidated balance sheets.

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

As a result of the settlement agreements and the Armed Services Board of Contract Appeals ruling, the Company reversed reserves of $3,607,000 related to those fiscal years as a credit to cost of sales, allocated as $3,203,000 to the UAS segment and $404,000 to the EES segment during the fiscal year ended April 30, 2016. At July 30, 2016 and April 30, 2016, the Company did not have any remaining reserves for incurred cost claim audits.

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
	July 30, 2016	August 1, 2015

Denominator for basic loss per share:
Weighted average common shares outstanding, excluding unvested restricted stock	22,956,607	22,947,487
Dilutive effect of employee stock options and unvested restricted stock	—	—
Denominator for diluted loss per share	22,956,607	22,947,487

Due to the net loss for the three months ended July 30, 2016 and August 1, 2015, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been antidilutive given the Company’s net loss were 302,332 and 221,589 for the three months ended July 30, 2016 and August 1, 2015, respectfully.

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

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less a normal profit margin.  Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

2. Investments

Investments consist of the following (in thousands):

	July 30,	April 30,
	2016	2016

Short-term investments:
Held-to-maturity securities:
Municipal securities	$35,121	$42,179
U.S. government securities	23,176	21,184
Corporate bonds	43,505	40,041
Total held-to-maturity investments	$101,802	$103,404

Total short-term investments	$101,802	$103,404
Long-term investments:
Held-to-maturity securities:
Municipal securities	$3,738	$—
U.S. government securities	4,006	7,518
Corporate bonds	22,943	23,561
Total held-to-maturity investments	30,687	31,079
Available-for-sale securities:
Auction rate securities	2,410	2,780
Total available-for-sale investments	2,410	2,780
Total long-term investments	$33,097	$33,859

Held-To-Maturity Securities

As of July 30, 2016 and April 30, 2016, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury and agency securities, and corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 30, 2016, were as follows (in thousands):

	July 30, 2016
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$38,859	$24	$—	$38,883
U.S. government securities	27,182	27	—	27,209
Corporate bonds	66,448	66	(12)	66,502
Total held-to-maturity investments	$132,489	$117	$(12)	$132,594

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$42,179	$5	$(7)	$42,177
U.S. government securities	28,702	23	—	28,725
Corporate bonds	63,602	54	(32)	63,624
Total held-to-maturity investments	$134,483	$82	$(39)	$134,526

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at July 30, 2016, were as follows (in thousands):

	Cost	Fair Value
Due within one year	$101,802	$101,855
Due after one year through five years	30,687	30,739
Total	$132,489	$132,594

Available-For-Sale Securities

Auction Rate Securities

As of July 30, 2016 and April 30, 2016, the entire balance of available-for-sale, auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 3 and 18 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on July 30, 2016, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of July 30, 2016. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate its business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of July 30, 2016, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of July 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,700	$—	$(290)	$2,410
Total available-for-sale investments	$2,700	$—	$(290)	$2,410

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,100	$—	$(320)	$2,780
Total available-for-sale investments	$3,100	$—	$(320)	$2,780

The amortized cost and fair value of the auction rate securities by contractual maturity at July 30, 2016, were as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$700	$675
Due after 10 years	2,000	1,735
Total	$2,700	$2,410

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

At August 1, 2015, the Company reviewed these shares for impairment based on criteria that included the extent to which the investment’s carrying value exceeds its related market value, the duration of the market decline, uncertainty as to the recovery period due to sustained losses of the investee and the Company’s intent to hold its investment until recovery. In the three months ended August 1, 2015, the Company determined it was in its best interests to liquidate the remaining shares held. As a result, during the three months ended August 1, 2015, the Company recorded an other‑than‑temporary-impairment loss of $2,186,000 related to the Company’s investment in the CybAero shares which was recorded to Other expense in the consolidated statement of operations. As a result of recording the impairment charge, the investment’s fair value became its new cost basis.

In August 2015, the Company sold its remaining shares in CybAero in a private sale at the price of 12.00 SEK per share, resulting in proceeds of approximately $777,000 resulting in realized gains of $207,000, based on the difference between the original conversion price of 9.41 SEK per share and the sales price at the time of sale, inclusive of the final sale of all shares. At April 30, 2016, the Company did not hold any CybAero shares.

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at July 30, 2016, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,410	$2,410
Total	$—	$—	$2,410	$2,410

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2016	$2,780
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	30
Purchases, issuances and settlements, net	(400)
Balance at July 30, 2016	$2,410
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at July 30, 2016	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of July 30, 2016, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 0.72% and 0.70%, estimated redemption periods of 3 and 18 years and discount rates of 4.60% and 14.30%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	July 30,	April 30,
	2016	2016

Raw materials	$12,684	$11,609
Work in process	7,038	4,259
Finished goods	28,406	26,073
Inventories, gross	48,128	41,941
Reserve for inventory excess and obsolescence	(4,023)	(4,455)
Inventories, net	$44,105	$37,486

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 30, 2016 and August 1, 2015 (in thousands):

	Three Months Ended
	July 30,	August 1,
	2016	2015
Beginning balance	$4,134	$2,653
Warranty expense	192	707
Changes in estimates related to pre-existing warranties	1,407	(424)
Warranty costs settled	(510)	(907)
Ending balance	$5,223	$2,029

During the three months ended July 30, 2016, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $1,407,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At July 30, 2016, the total warranty reserve related to the estimated costs to repair the impacted UAS was $1,959,000. No costs related to this warranty have been incurred as of July 30, 2016.

6. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Accumulated Other
	Securities	Comprehensive Loss
Balance, net of $134 of taxes, as of April 30, 2016	$(201)	$(201)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—
Unrealized gains, net of $12 of taxes	18	18
Balance, net of $122 of taxes, as of July 30, 2016	$(183)	$(183)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $14,737,000 and $16,527,000 for the three months ended July 30, 2016 and August 1, 2015, respectively.

8. Income Taxes

For the three months ended July 30, 2016, the Company recorded a benefit for income taxes of $3,863,000, yielding an effective tax benefit rate of 24.9%.  For the three months ended August 1, 2015, the Company recorded a benefit for income taxes of $4,248,000, yielding an effective tax rate of 37.8%.  The variance from statutory rates for the three months ended July 30, 2016, was primarily due to federal legislation reinstating the federal research and development tax credit during the third quarter of fiscal 2016 and the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits.

9. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended July 30, 2016. As of July 30, 2016 and April 30, 2016, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Three Months Ended
	July 30,	August 1,
	2016	2015
Revenue:
UAS	$30,497	$40,167
EES	5,721	6,883
Total	36,218	47,050
Cost of sales:
UAS	25,083	26,466
EES	4,452	4,561
Total	29,535	31,027
Gross margin:
UAS	5,414	13,701
EES	1,269	2,322
Total	6,683	16,023
Selling, general and administrative	13,663	15,256
Research and development	8,600	9,831
Loss from operations	(15,580)	(9,064)
Other income (expense):
Interest income, net	375	224
Other expense, net	(300)	(2,389)
Loss before income taxes	$(15,505)	$(11,229)

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended, or the Exchange Act.

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, warranty liabilities, self-insured liabilities, accounting for stock-based awards, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in the Form 10-K for the fiscal year ended April 30, 2016.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended July 30, 2016 and August 1, 2015, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended July 30, 2016 and August 1, 2015, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	July 30,	August 1,
	2016	2015

Gross favorable adjustments	$427	$591
Gross unfavorable adjustments	(334)	(1,062)
Net favorable (unfavorable) adjustments	$93	$(471)

For the three months ended July 30, 2016, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on 10 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 13 contracts, which individually were not material.

For the three months ended August 1, 2015, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on 43 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 187 contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2017 fiscal year ends on April 30, 2017 and our fiscal quarters end on July 30, 2016, October 29, 2016 and January 28, 2017.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. The accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended July 30, 2016 Compared to Three Months Ended August 1, 2015

	Three Months Ended
	July 30,	August 1,
	2016	2015
Revenue:
UAS	$30,497	$40,167
EES	5,721	6,883
Total	36,218	47,050
Cost of sales:
UAS	25,083	26,466
EES	4,452	4,561
Total	29,535	31,027
Gross margin:
UAS	5,414	13,701
EES	1,269	2,322
Total	6,683	16,023
Selling, general and administrative	13,663	15,256
Research and development	8,600	9,831
Loss from operations	(15,580)	(9,064)
Other income (expense):
Interest income, net	375	224
Other expense, net	(300)	(2,389)
Loss before income taxes	$(15,505)	$(11,229)

Revenue. Revenue for the three months ended July 30, 2016 was $36.2 million, as compared to $47.1 million for the three months ended August 1, 2015, representing a decrease of $10.8 million, or 23%. The decrease in revenue was due to a decrease in product deliveries of $10.9 million, partially offset by an increase in service revenue of $0.1 million.

UAS revenue decreased $9.7 million, or 24%, to $30.5 million for the three months ended July 30, 2016, primarily due to a decrease in product deliveries of $9.8 million and a decrease in customer-funded R&D work of $1.8 million, partially offset by an increase in service revenue of $1.9 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS. The decrease in customer-funded R&D was primarily due to tactical missile system variant programs. The increase in service revenue was primarily due to tactical missile systems and an increase in sustainment activities in small UAS. EES revenue decreased $1.2 million, or 17%, to $5.7 million for the three months ended July 30, 2016, primarily due to a decrease in product deliveries of our power processing products and our industrial fast charge systems.

Cost of Sales. Cost of sales for the three months ended July 30, 2016 was $29.5 million, as compared to $31.0 million for the three months ended August 1, 2015, representing a decrease of $1.5 million, or 5%. As a percentage of revenue, cost of sales increased from 66% to 82%. The decrease in cost of sales was primarily due to a decrease in product costs of $1.5 million, primarily due to the decrease in product deliveries, partially offset by an increase in warranty related costs of $1.7 million related to certain small UAS delivered in prior periods and an increase in engineering and technical analyses costs related to existing products of $1.5 million. UAS cost of sales decreased $1.4 million, or 5%, to $25.1 million for the three months ended July 30, 2016, primarily due to the decrease in product deliveries, partially offset by an increase in in warranty related costs of $1.7 million related to certain small UAS delivered in prior periods and an increase in engineering and technical analyses costs. As a percentage of revenue, cost of sales for UAS increased from 66% to 82%, primarily due to the increase in small UAS warranty related costs, the increase in engineering and technical analyses costs related to existing products, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost, and an unfavorable product mix. EES cost of sales decreased $0.1 million, or 2%, to $4.5 million for the three months ended July 30, 2016, primarily due to the decreased sales volume. As a percentage of revenue, cost of sales for EES increased from 66% to 78% primarily due to the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and an unfavorable product mix.

Gross Margin. Gross margin for the three months ended July 30, 2016 was $6.7 million, as compared to $16.0 million for the three months ended August 1, 2015, representing a decrease of $9.3 million, or 58%. The decrease in gross margin was primarily due to a decrease in product margins of $9.4 million. As a percentage of revenue, gross margin decreased from 34% to 18%, primarily due to an increase in warranty related costs of $1.7 million related to certain small UAS delivered in prior periods, an increase in engineering and technical analyses costs related to existing products of $1.5 million, a decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and an unfavorable product mix. UAS gross margin decreased to $5.4 million for the three months ended July 30, 2016 from $13.7 million. As a percentage of revenue, gross margin for UAS decreased from 34% to 18%, primarily due to the increase in small UAS warranty related costs, the increase in engineering and technical analyses costs related to existing products, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost, and an unfavorable product mix. EES gross margin decreased $1.1 million, or 45%, to $1.3 million for the three months ended July 30, 2016 primarily due to the decreased sales volume. As a percentage of revenue, EES gross margin decreased from 34% to 22%, primarily due to the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and an unfavorable product mix.

Selling, General and Administrative.  SG&A expense for the three months ended July 30, 2016 was $13.7 million, or 38% of revenue, compared to SG&A expense of $15.3 million, or 32% of revenue, for the three months ended August 1, 2015. SG&A expense decreased by $1.6 million, or 10%, for the three months ended July 30, 2016, primarily due to a decrease in bid and proposal costs, a decrease in bonus expenses as well as other decreases which were not individually significant.

Research and Development. R&D expense for the three months ended July 30, 2016 was $8.6 million, or 24% of revenue, compared to R&D expense of $9.8 million, or 21% of revenue, for the three months ended August 1, 2015.  R&D expense decreased by $1.2 million, or 13%, for the three months ended July 30, 2016, primarily due to a decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended July 30, 2016 was $0.4 million compared to interest income, net of $0.2 million for the three months ended August 31, 2015.

Other Expense, net.  Other expense, net for the three months ended July 30, 2016 was $0.3 million compared to other expense, net of $2.4 million for the three months ended August 1, 2015. The decrease was primarily due to the recording of an other-than-temporary impairment loss on our CybAero equity securities during the three months ended August 1, 2015. The CybAero equity securities were sold during the second quarter of fiscal 2016.

Benefit for Income Taxes. Our effective income tax benefit rate was 24.9% for the three months ended July 30, 2016, as compared to an effective income tax benefit rate of 37.8% for the three months ended August 1, 2015. The variance from statutory rates for the three months ended July 30, 2016, was primarily due to federal legislation permanently reinstating the federal research and development tax credit during the three months ended January 30, 2016 and the reversal of a reserve for uncertain tax positions due to the settlement of prior fiscal year audits.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of July 30, 2016 and April 30, 2016, our funded backlog was approximately $74.7 million and $65.8 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $16.0 million and $16.7 million as of July 30, 2016 and April 30, 2016, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Liquidity and Capital Resources

We currently have no material cash commitments, except for normal recurring trade payables, accrued expenses and ongoing R&D costs, all of which we anticipate funding through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. In addition, we believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital and capital expenditure requirements during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or obtain financing. We anticipate that existing sources of liquidity and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

Cash Flows

The following table provides our cash flow data for the three months ended July 30, 2016 and August 1, 2015 (in thousands):

	Three Months Ended
	July 30,	August 1,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(1,243)	$(11,304)
Net cash (used in) provided by investing activities	$(894)	$13,763
Net cash provided by financing activities	$163	$581

Cash Used in Operating Activities. Net cash used in operating activities for the three months ended July 30, 2016, decreased by $10.1 million to $1.2 million, compared to net cash used in operating activities of $11.3 million for the three months ended August 1, 2015. The decrease in net cash used in operating activities was primarily due to a decrease in the use of cash as a result of changes in operating assets and liabilities of $17.1 million largely resulting from decreases in accounts receivable due to the year over year timing of revenue, partially offset by an increase in net loss of $4.7 million and a decrease in non-cash charges primarily due to the other than temporary impairment charge on the CybAero available-for-sale equity securities of $2.2 million during the three months ended August 1, 2015.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $14.7 million to $0.9 million for the three months ended July 30, 2016, compared to net cash provided by investing activities of $13.8 million for the three months ended August 1, 2015. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions and purchases of investments of $13.2 million and an increase in cash paid for acquisitions of property and equipment of $1.6 million.

Cash Provided by Financing Activities. Net cash provided by financing activities decreased by $0.4 million to $0.2 million for the three months ended July 30, 2016, compared to net cash provided by financing activities of $0.6 million for the three months ended August 1, 2015. The decrease in cash provided by financing activities was primarily due a decrease in cash proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

During the first quarter, there were no material changes in our off-balance sheet arrangements or contractual obligations and commercial commitments from those disclosed in the Form 10-K for the fiscal year ended April 30, 2016.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this quarterly report for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended July 30, 2016.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended July 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the fiscal quarter ended July 30, 2016. As of July 30, 2016, approximately $21.2 million remained authorized for future repurchases under this program.

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

Date: August 30, 2016		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond D. Cook
Raymond D. Cook
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)