Form 10-Q
period 2016-10-29
AeroVironment Inc
filed 2016-12-07
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2016

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

As of November 29, 2016, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,388,110.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.
	Consolidated Balance Sheets as of October 29, 2016 (Unaudited) and April 30, 2016	3
	Consolidated Statements of Operations for the three and six months ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended October 29, 2016 (Unaudited) and October 31, 2015 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures		29
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 29,	April 30,
	2016	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$88,876	$124,287
Short-term investments	118,208	103,404
Accounts receivable, net of allowance for doubtful accounts of $380 at October 29, 2016 and $262 at April 30, 2016	26,102	56,045
Unbilled receivables and retentions	16,870	18,899
Inventories, net	55,168	37,486
Income tax receivable	3,957	—
Prepaid expenses and other current assets	4,706	4,150
Total current assets	313,887	344,271
Long-term investments	42,559	33,859
Property and equipment, net	17,445	16,762
Deferred income taxes	15,409	15,016
Other assets	598	750
Total assets	$389,898	$410,658
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,662	$17,712
Wages and related accruals	10,021	13,973
Income taxes payable	—	943
Customer advances	3,720	2,544
Other current liabilities	6,997	11,173
Total current liabilities	39,400	46,345
Deferred rent	1,820	1,714
Capital lease obligations - net of current portion	276	449
Other non-current liabilities	193	184
Liability for uncertain tax positions	62	441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,371,943 shares at October 29, 2016 and 23,359,925 at April 30, 2016	2	2
Additional paid-in capital	156,667	154,274
Accumulated other comprehensive loss	(158)	(201)
Retained earnings	191,636	207,450
Total stockholders’ equity	348,147	361,525
Total liabilities and stockholders’ equity	$389,898	$410,658

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Revenue:
Product sales	$29,350	$49,492	$45,087	$76,131
Contract services	20,766	15,239	41,247	35,650
	50,116	64,731	86,334	111,781
Cost of sales:
Product sales	19,197	24,802	34,419	41,567
Contract services	13,502	8,396	27,815	22,658
	32,699	33,198	62,234	64,225
Gross margin:
Product sales	10,153	24,690	10,668	34,564
Contract services	7,264	6,843	13,432	12,992
	17,417	31,533	24,100	47,556
Selling, general and administrative	13,387	14,733	27,050	29,989
Research and development	8,517	9,897	17,117	19,728
(Loss) income from operations	(4,487)	6,903	(20,067)	(2,161)
Other income (expense):
Interest income, net	397	268	772	492
Other expense, net	(130)	(192)	(430)	(2,581)
(Loss) income before income taxes	(4,220)	6,979	(19,725)	(4,250)
(Benefit) provision for income taxes	(48)	2,560	(3,911)	(1,688)
Net (loss) income	$(4,172)	$4,419	$(15,814)	$(2,562)
(Loss) earnings per share data:
Basic	$(0.18)	$0.19	$(0.69)	$(0.11)
Diluted	$(0.18)	$0.19	$(0.69)	$(0.11)
Weighted average shares outstanding:
Basic	23,049,056	22,985,956	23,002,832	22,966,513
Diluted	23,049,056	23,148,456	23,002,832	22,966,513

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Net (loss) income	$(4,172)	$4,419	$(15,814)	$(2,562)
Other comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $17 and $17 for the three months ended October 29, 2016 and October 31, 2015, respectively; and net of deferred tax expense of $29 and $18 for the six months ended October 29, 2016 and October 31, 2015, respectively	25	25	43	27
Total comprehensive (loss) income	$(4,147)	$4,444	$(15,771)	$(2,535)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 29,	October 31,
	2016	2015
Operating activities
Net loss	$(15,814)	$(2,562)
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	3,401	2,765
Loss from equity method investments	111	122
Impairment of available-for-sale securities	—	2,186
Provision for doubtful accounts	119	(231)
Losses on foreign currency transactions	269	63
Loss on sale of equity securities	—	219
Deferred income taxes	(329)	215
Stock-based compensation	1,813	2,082
Tax benefit from exercise of stock options	22	196
Gain on disposition of property and equipment	(7)	—
Amortization of held-to-maturity investments	1,259	2,146
Changes in operating assets and liabilities:
Accounts receivable	29,562	(8,908)
Unbilled receivables and retentions	2,029	5,558
Inventories	(17,682)	(8,922)
Income tax receivable	(3,957)	(2,887)
Prepaid expenses and other assets	(555)	119
Accounts payable	1,413	(7,653)
Other liabilities	(7,933)	(7,417)
Net cash used in operating activities	(6,279)	(22,909)
Investing activities
Acquisition of property and equipment	(4,514)	(2,804)
Equity method investment	—	(186)
Redemptions of held-to-maturity investments	53,961	55,847
Purchases of held-to-maturity investments	(79,052)	(43,072)
Proceeds from the sale of property and equipment	7	—
Sales and redemptions of available-for-sale investments	400	987
Net cash (used in) provided by investing activities	(29,198)	10,772
Financing activities
Purchase and retirement of common stock	—	(3,756)
Principal payments of capital lease obligations	(192)	—
Tax withholding payment related to net settlement of equity awards	—	(29)
Exercise of stock options	258	544
Net cash provided by (used in) financing activities	66	(3,241)
Net decrease in cash and cash equivalents	(35,411)	(15,378)
Cash and cash equivalents at beginning of period	124,287	143,410
Cash and cash equivalents at end of period	$88,876	$128,032
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$1,786	$1,519
Non-cash activities
Unrealized change in fair value of long-term investments recorded in accumulated other comprehensive loss, net of deferred tax expense of $29 and $18, respectively	$43	$27
Reclassification from share-based liability compensation to equity	$307	$228
Acquisitions of property and equipment included in accounts payable	$704	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 29, 2016, are not necessarily indicative of the results for the full year ending April 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2016, included in the Company’s Annual Report on Form 10-K.

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

In July 2016, the Company dissolved Charger Bicycles, LLC, the results of which were not material to the consolidated financial statements.  During the three months ended October 29, 2016, the Company dissolved Skytower, LLC and Regenerative Fuel Cell Systems, LLC, the results of which were not material to the consolidated financial statements.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting pronouncements during the six months ended October 29, 2016 impacting the classification of deferred income taxes in the consolidated balance sheets.

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

The Defense Contract Management Agency, or DCMA, disallowed a portion of the Company’s executive compensation and/or other costs included in the Company’s fiscal 2006, 2007 and 2008 incurred cost claims and sought interest for all three years and penalties for Fiscal 2006, based on the disallowed costs.  The Company appealed these cost disallowances to the Armed Services Board of Contract Appeals. For Fiscal 2006, as a result of partial settlements and a decision of the Armed Services Board of Contract Appeals in March 2016, the government’s remaining claims were dismissed with prejudice.  All of the government’s claims related to the Company’s 2007 and 2008 incurred cost claims were settled as of October 2015 by payment to the government of $50,000 and the government’s claims related to the Company’s 2009 and 2010 incurred cost claims were settled as of October 2015 and April 2016, respectively, without the payment of any consideration.

As a result of the settlement agreements and the Armed Services Board of Contract Appeals ruling, the Company reversed reserves of $3,607,000 related to those fiscal years as a credit to cost of sales, allocated as $3,203,000 to the UAS segment and $404,000 to the EES segment during the fiscal year ended April 30, 2016. At October 29, 2016 and April 30, 2016, the Company did not have any remaining reserves for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Six Months Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015

Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	23,049,056	22,985,956	23,002,832	22,966,513
Dilutive effect of employee stock options and unvested restricted stock	—	162,500	—	—
Denominator for diluted (loss) earnings per share	23,049,056	23,148,456	23,002,832	22,966,513

Due to the net loss for the three and six months ended October 29, 2016 and the six months ended October 31, 2015, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been antidilutive were 199,428  and 256,366 for the three and six months ended October 29, 2016, respectively, and 208,102 for the six months ended October 31, 2015. During the three months ended October 31, 2015, approximately 21,000 shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive.

Recently Issued Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows - Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The guidance is effective for fiscal years beginning after December 15, 2017 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

2. Investments

Investments consist of the following (in thousands):

	October 29,	April 30,
	2016	2016

Short-term investments:
Held-to-maturity securities:
Municipal securities	$49,695	$42,179
U.S. government securities	23,664	21,184
Corporate bonds	40,349	40,041
Certificates of deposit	4,500	—
Total held-to-maturity investments	$118,208	$103,404

Total short-term investments	$118,208	$103,404
Long-term investments:
Held-to-maturity securities:
Municipal securities	$9,836	$—
U.S. government securities	4,018	7,518
Corporate bonds	26,253	23,561
Total held-to-maturity investments	40,107	31,079
Available-for-sale securities:
Auction rate securities	2,452	2,780
Total available-for-sale investments	2,452	2,780
Total long-term investments	$42,559	$33,859

Held-To-Maturity Securities

As of October 29, 2016 and April 30, 2016, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury and agency securities, certificates of deposit and corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 29, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$59,531	$7	$(28)	$59,510
U.S. government securities	27,682	18	(1)	27,699
Corporate bonds	66,602	23	(70)	66,555
Certificates of deposit	4,500	—	(1)	4,499
Total held-to-maturity investments	$158,315	$48	$(100)	$158,263

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$42,179	$5	$(7)	$42,177
U.S. government securities	28,702	23	—	28,725
Corporate bonds	63,602	54	(32)	63,624
Certificates of deposit	—	—	—	—
Total held-to-maturity investments	$134,483	$82	$(39)	$134,526

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at October 29, 2016, were as follows (in thousands):

	Cost	Fair Value
Due within one year	$118,208	$118,224
Due after one year through five years	40,107	40,039
Total	$158,315	$158,263

Available-For-Sale Securities

Auction Rate Securities

As of October 29, 2016 and April 30, 2016, the entire balance of available-for-sale, auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 3 and 18 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October 29, 2016, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October 29, 2016. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate its business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of October 29, 2016, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of October 29, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,700	$—	$(248)	$2,452
Total available-for-sale investments	$2,700	$—	$(248)	$2,452

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,100	$—	$(320)	$2,780
Total available-for-sale investments	$3,100	$—	$(320)	$2,780

The amortized cost and fair value of the auction rate securities by contractual maturity at October 29, 2016, were as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$700	$679
Due after 10 years	2,000	1,773
Total	$2,700	$2,452

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at October 29, 2016, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,452	$2,452
Total	$—	$—	$2,452	$2,452

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2016	$2,780
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	72
Purchases, issuances and settlements, net	(400)
Balance at October 29, 2016	$2,452
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at October 29, 2016	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.  As of October 29, 2016, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 1.49% and 1.37%, estimated redemption periods of 3 and 18 years and discount rates of 5.28% and 13.47%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	October 29,	April 30,
	2016	2016

Raw materials	$12,136	$11,609
Work in process	15,993	4,259
Finished goods	30,961	26,073
Inventories, gross	59,090	41,941
Reserve for inventory excess and obsolescence	(3,922)	(4,455)
Inventories, net	$55,168	$37,486

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October 29, 2016 and October 31, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Beginning balance	$5,223	$2,029	$4,134	$2,653
Warranty expense	144	1,001	336	1,708
Changes in estimates related to pre-existing warranties	(179)	—	1,228	(424)
Warranty costs settled	(1,500)	(692)	(2,010)	(1,599)
Ending balance	$3,688	$2,338	$3,688	$2,338

During the six months ended October 29, 2016, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $1,407,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At October 29, 2016, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $865,000. As of October 29, 2016 a total of $1,114,000 of costs related to this warranty have been incurred.

6. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Accumulated Other
	Securities	Comprehensive Loss
Balance, net of $134 of taxes, as of April 30, 2016	$(201)	$(201)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—
Unrealized gains, net of $29 of taxes	43	43
Balance, net of $90 of taxes, as of October 29, 2016	$(158)	$(158)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $14,541,000 and $29,278,000 for the three and six months ended October 29, 2016, respectively. Revenue from customer-funded R&D was approximately $10,234,000 and $26,761,000 for the three and six months ended October 31, 2015, respectively.

8. Income Taxes

For the three and six months ended October 29, 2016, the Company recorded a (benefit) for income taxes of $(48,000) and $(3,911,000), respectively, yielding an effective tax rate of 1.1% and 19.8%, respectively. For the three and six months ended October 31, 2015, the Company recorded a provision (benefit) for income taxes of $2,560,000 and $(1,688,000), respectively, yielding an effective tax rate of 36.7% and 39.7%, respectively.  The variance from statutory rates for the three and six months ended October 29, 2016, was primarily due to federal legislation reinstating the federal research and development tax credit during the third quarter of fiscal 2016 and the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits recorded during the first quarter of fiscal 2017.

9. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the six months ended October 29, 2016. As of October 29, 2016 and April 30, 2016, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Three Months Ended		Six Months Ended
	October 29,	October 31,	October 29,	October 31,
	2016	2015	2016	2015
Revenue:
UAS	$40,829	$56,589	$71,326	$96,756
EES	9,287	8,142	15,008	15,025
Total	50,116	64,731	86,334	111,781
Cost of sales:
UAS	25,936	28,314	51,019	54,780
EES	6,763	4,884	11,215	9,445
Total	32,699	33,198	62,234	64,225
Gross margin:
UAS	14,893	28,275	20,307	41,976
EES	2,524	3,258	3,793	5,580
Total	17,417	31,533	24,100	47,556
Selling, general and administrative	13,387	14,733	27,050	29,989
Research and development	8,517	9,897	17,117	19,728
(Loss) income from operations	(4,487)	6,903	(20,067)	(2,161)
Other income (expense):
Interest income, net	397	268	772	492
Other expense, net	(130)	(192)	(430)	(2,581)
(Loss) income before income taxes	$(4,220)	$6,979	$(19,725)	$(4,250)

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended, (“the Exchange Act”).

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October 29, 2016 and October 31, 2015, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended October 29, 2016 and October 31, 2015, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	October 29,	October 31,
	2016	2015

Gross favorable adjustments	$2,211	$499
Gross unfavorable adjustments	(32)	(125)
Net favorable adjustments	$2,179	$374

For the three months ended October 29, 2016, favorable cumulative catch-up adjustments of $2.2 million were primarily due to final cost adjustments on 53 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments were not material.

For the three months ended October 31, 2015, favorable cumulative catch-up adjustments of $0.5 million were primarily due to final cost adjustments on 154 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.1 million were primarily related to higher than expected costs on 96 contracts, which individually were not material.

For the six months ended October 29, 2016 and October 31, 2015, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Six Months Ended
	October 29,	October 31,
	2016	2015

Gross favorable adjustments	$2,257	$437
Gross unfavorable adjustments	(209)	(207)
Net favorable adjustments	$2,048	$230

For the six months ended October 29, 2016, favorable cumulative catch-up adjustments of $2.3 million were primarily due to final cost adjustments on 49 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 9 contracts, which individually were not material.

For the six months ended October 31, 2015, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on 136 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 88 contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday.  Our 2017 fiscal year ends on April 30, 2017 and our fiscal quarters end on July 30, 2016, October 29, 2016 and January 28, 2017, respectively.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. Our accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October 29, 2016 Compared to Three Months Ended October 31, 2015

	Three Months Ended
	October 29,	October 31,
	2016	2015
Revenue:
UAS	$40,829	$56,589
EES	9,287	8,142
Total	50,116	64,731
Cost of sales:
UAS	25,936	28,314
EES	6,763	4,884
Total	32,699	33,198
Gross margin:
UAS	14,893	28,275
EES	2,524	3,258
Total	17,417	31,533
Selling, general and administrative	13,387	14,733
Research and development	8,517	9,897
(Loss) income from operations	(4,487)	6,903
Other income (expense):
Interest income, net	397	268
Other expense, net	(130)	(192)
(Loss) income before income taxes	$(4,220)	$6,979

Revenue. Revenue for the three months ended October 29, 2016 was $50.1 million, as compared to $64.7 million for the three months ended October 31, 2015, representing a decrease of $14.6 million, or 23%. The decrease in revenue was due to a decrease in product deliveries of $20.1 million, partially offset by an increase in service revenue of $5.5 million. UAS revenue decreased $15.8 million, or 28%, to $40.8 million for the three months ended October 29, 2016, primarily due to a decrease in product deliveries of $21.5 million, partially offset by an increase in customer-funded R&D work of $4.3 million and an increase in service revenue of $1.4 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of tactical missile systems. The increase in customer-funded R&D was primarily due to an increase in tactical missile system variant programs. The increase in service revenue was primarily due to an increase in tactical missile systems and an increase in sustainment activities in small UAS. EES revenue increased $1.1 million, or 14%, to $9.3 million for the three months ended October 29, 2016, primarily due to an increase in product deliveries of passenger and fleet electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended October 29, 2016 was $32.7 million, as compared to $33.2 million for the three months ended October 31, 2015, representing a decrease of $0.5 million, or 2%. As a percentage of revenue, cost of sales increased from 51% to 65%. The decrease in cost of sales was primarily due to a decrease in product costs of $5.6 million, partially offset by an increase in cost of services of $5.1 million, both of which were impacted by the reserve reversal of $3.5 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. The decrease in product costs was primarily due to the decrease in product deliveries, partially offset by the prior year reserve reversal for the settlement of prior year government incurred cost audits, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and an increase in engineering and technical analyses costs (“sustaining engineering activities”) in support of our existing products of $1.3 million. The increase in cost of services was primarily due to the increase in service revenue.  UAS cost of sales decreased $2.4 million, or 8%, to $25.9 million for the three months ended October 29, 2016, primarily due to a  decrease in product deliveries, partially offset by the prior year reserve reversal of $3.1 million for the settlement of prior year government incurred cost audits, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and an increase in sustaining engineering activities in support of our existing products. As a percentage of revenue, cost of sales for UAS increased from 50% to 64%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and the increase in sustaining engineering activities in support of our existing products.  EES cost of sales increased $1.9 million, or 38%, to $6.8 million for the three months ended October 29, 2016, primarily due to the increased sales volume, partially offset by the prior year reserve reversal of $0.4 million for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products.  As a percentage of revenue, cost of sales for EES increased from 60% to 73% primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products.

Gross Margin. Gross margin for the three months ended October 29, 2016 was $17.4 million, as compared to $31.5 million for the three months ended October 31, 2015, representing a decrease of $14.1 million, or 45%. The decrease in gross margin was primarily due to a decrease in product margins of $14.5 million, partially offset by an increase in service margins of $0.4 million, both of which were impacted by the reserve reversal of $3.5 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. As a percentage of revenue, gross margin decreased from 49% to 35%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and an increase in sustaining engineering activities in support of our existing products of $1.3 million. UAS gross margin decreased to $14.9 million for the three months ended October 29, 2016 from $28.3 million. As a percentage of revenue, gross margin for UAS decreased from 50% to 36%, primarily due to the prior year reserve reversal of $3.1 million for the settlement of prior year government incurred cost audits, the decrease in product sales volume, which resulted in an increase in the per unit fixed manufacturing and engineering overhead support cost and the increase in sustaining engineering activities in support of our existing products. EES gross margin decreased $0.7 million, or 23%, to $2.5 million for the three months ended October 29, 2016 primarily due to the prior year reserve reversal of $0.4 million for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products, partially offset by the increased sales volume. As a percentage of revenue, EES gross margin decreased from 40% to 27%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products.

Selling, General and Administrative.  SG&A expense for the three months ended October 29, 2016 was $13.4 million, or 27% of revenue, compared to SG&A expense of $14.7 million, or 23% of revenue, for the three months ended October 31, 2015. SG&A expense decreased by $1.3 million, or 9%, for the three months ended October 29, 2016, primarily due to a decrease in bid and proposal costs.

Research and Development. R&D expense for the three months ended October 29, 2016 was $8.5 million, or 17% of revenue, compared to R&D expense of $9.9 million, or 15% of revenue, for the three months ended October 31, 2015.  R&D expense decreased by $1.4 million, or 14%, for the three months ended October 29, 2016, primarily due to a decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended October 29, 2016 was $0.4 million compared to interest income, net of $0.3 million for the three months ended October 31, 2015.

Other Expense, net.  Other expense, net for the three months ended October 29, 2016 was $0.1 million compared to other expense, net of $0.2 million for the three months ended October 31, 2015.

(Benefit) Provision for Income Taxes. Our effective income tax rate was 1.1% for the three months ended October 29, 2016, as compared to 36.7% for the three months ended October 31, 2015. The variance from statutory rates for the three months ended October 29, 2016, was primarily due to federal legislation permanently reinstating the federal research and development tax credit during the three months ended January 30, 2016 and the reversal of a reserve for uncertain tax positions due to the settlement of prior fiscal year audits.

Six Months Ended October 29, 2016 Compared to Six Months Ended October 31, 2015

	Six Months Ended
	October 29,	October 31,
	2016	2015
Revenue:
UAS	$71,326	$96,756
EES	15,008	15,025
Total	86,334	111,781
Cost of sales:
UAS	51,019	54,780
EES	11,215	9,445
Total	62,234	64,225
Gross margin:
UAS	20,307	41,976
EES	3,793	5,580
Total	24,100	47,556
Selling, general and administrative	27,050	29,989
Research and development	17,117	19,728
Loss from operations	(20,067)	(2,161)
Other income (expense):
Interest income, net	772	492
Other (expense), net	(430)	(2,581)
Loss before income taxes	$(19,725)	$(4,250)

Revenue. Revenue for the six months ended October 29, 2016 was $86.3 million, as compared to $111.8 million for the six months ended October 31, 2015, representing a decrease of $25.4 million, or 23%. The decrease in revenue was due to a decrease in product deliveries of $31.0 million, partially offset by an increase in service revenue of $5.6 million. UAS revenue decreased $25.4 million, or 26%, to $71.3 million for the six months ended October 29, 2016, primarily due to a decrease in product deliveries of $31.3 million, partially offset by an increase in service revenue of $3.4 million and an increase in customer-funded R&D work of $2.5 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of tactical missile systems. The increase in service revenue was primarily due to an increase in tactical missile systems and an increase in sustainment activities in small UAS. The increase in customer-funded R&D was primarily due to an increase in tactical missile system variant programs. EES revenue was $15.0 million for the six months ended October 29, 2016 and October 31, 2015.

Cost of Sales. Cost of sales for the six months ended October 29, 2016 was $62.2 million, as compared to $64.2 million for the six months ended October 31, 2015, representing a decrease of $2.0 million, or 3%. As a percentage of revenue, cost of sales increased from 57% to 72%. The decrease in cost of sales was primarily due to a decrease in product costs of $7.1 million, partially offset by an increase in service costs of $5.2 million, both of which were impacted by the reserve reversal of $3.5 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. The decrease in product costs was primarily due to the decrease in product deliveries, partially offset by the prior year reserve reversal for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products of $2.7 million and an increase in warranty related costs of $1.7 million related to certain small UAS delivered in prior periods. The increase in cost of services was primarily due to the increase in service revenue. UAS cost of sales decreased $3.8 million, or 7%, to $51.0 million for the six months ended October 29, 2016 primarily due to the decrease in product deliveries, partially offset by the prior year reserve reversal of $3.1 million for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products and an increase in warranty related costs of $1.7 million related to certain small UAS delivered in prior periods. As a percentage of revenue, cost of sales for UAS increased from 57% to 72%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products and the increase in small UAS warranty related costs. EES cost of sales increased $1.8 million, or 19%, to $11.2 million for the six months ended October 29, 2016, primarily due to the prior year reserve reversal of $0.4 million for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products. As a percentage of revenue, cost of sales for EES increased from 63% to 75% primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products.

Gross Margin. Gross margin for the six months ended October 29, 2016 was $24.1 million, as compared to $47.6 million for the six months ended October 31, 2015, representing a decrease of $23.5 million, or 49%. The decrease in gross margin was primarily due to a decrease in product margins of $23.9 million, partially offset by an increase in service margins of $0.4 million, both of which were impacted by the reserve reversal of $3.5 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. As a percentage of revenue, gross margin decreased from 43% to 28%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products of $2.7 million and an increase in warranty related costs of $1.7 million related to certain small UAS delivered in prior periods. UAS gross margin decreased to $20.3 million for the six months ended October 29, 2016 from $42.0 million. As a percentage of revenue, gross margin for UAS decreased from 43% to 28%, primarily due to the prior year reserve reversal of $3.1 million for the settlement of prior year government incurred cost audits,  an increase in sustaining engineering activities in support of our existing products and the increase in small UAS warranty related costs. EES gross margin decreased $1.8 million, or 32%, to $3.8 million for the six months ended October 29, 2016 primarily due to the prior year reserve reversal of $0.4 million for the settlement of prior year government incurred cost audits and an increase in sustaining engineering activities in support of our existing products. As a percentage of revenue, EES gross margin decreased from 37% to 25%  primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits and the increase in sustaining engineering activities in support of our existing products.

Selling, General and Administrative.  SG&A expense for the six months ended October 29, 2016 was $27.1 million, or 31% of revenue, compared to SG&A expense of $30.0 million, or 27% of revenue, for the six months ended October 31, 2015. SG&A expense decreased by $2.9 million, or 10%, for the six months ended October 29, 2016, primarily due to a decrease in bid and proposal costs and a decrease in professional services.

Research and Development. R&D expense for the six months ended October 29, 2016 was $17.1 million, or 20% of revenue, compared to R&D expense of $19.7 million, or 18% of revenue, for the six months ended October 31, 2015.  R&D expense decreased by $2.6 million, or 13%, for the six months ended October 29, 2016, primarily due to a decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the six months ended October 29, 2016 was $0.8 million compared to interest income, net of $0.5 million for the six months ended October 31, 2015.

Other Expense, net.  Other expense, net for the six months ended October 29, 2016 was $0.4 million compared to other expense, net of $2.6 million for the six months ended October 31, 2015. The decrease was primarily due to the recording of an other-than-temporary impairment loss of $2.2 million on our CybAero equity securities during the six months ended October 31, 2015. The CybAero equity securities were sold during the second quarter of fiscal 2016.

Benefit for Income Taxes. Our effective income tax benefit rate was 19.8% for the six months ended October 29, 2016, as compared to an effective income tax benefit rate of 39.7% for the six months ended October 31, 2015. The variance from statutory rates for the six months ended October 29, 2016, was primarily due to federal legislation permanently reinstating the federal research and development tax credit during the three months ended January 30, 2016 and the reversal of a reserve for uncertain tax positions due to the settlement of prior fiscal year audits.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October 29, 2016 and April 30, 2016, our funded backlog was approximately $119.6 million and $65.8 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $24.2 million and $16.7 million as of October 29, 2016 and April 30, 2016, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 29, 2016 and October 31, 2015 (in thousands):

	Six Months Ended
	October 29,	October 31,
	2016	2015
	(Unaudited)
Net cash used in operating activities	$(6,279)	$(22,909)
Net cash (used in) provided by investing activities	$(29,198)	$10,772
Net cash provided by (used in) financing activities	$66	$(3,241)

Cash Used in Operating Activities. Net cash used in operating activities for the six months ended October 29, 2016, decreased by $16.6 million to $6.3 million, compared to net cash used in operating activities of $22.9 million for the six months ended October 31, 2015. The decrease in net cash used in operating activities was primarily due to a decrease in the use of cash as a result of changes in operating assets and liabilities of $33.0 million, largely resulting from decreases in accounts receivable due to the year over year timing of revenue, partially offset by an increase in net loss of $13.3 million and a decrease in non-cash charges primarily due to the other than temporary impairment charge on the CybAero available-for-sale equity securities of $2.2 million during the six months ended October 31, 2015.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $40.0 million to $29.2 million for the six months ended October 29, 2016, compared to net cash provided by investing activities of $10.8 million for the six months ended October 31, 2015. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions and purchases of investments of $38.5 million and an increase in cash paid for acquisitions of property and equipment of $1.7 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $3.3 million to $0.1 million for the six months ended October 29, 2016, compared to net cash used in financing activities of $3.2 million for the six months ended October 31, 2015. The decrease in cash provided by financing activities was primarily due a decrease in the purchase and retirement of common stock of $3.8 million, partially offset by a decrease in cash proceeds from the exercise of stock options.

Contractual Obligations

During the six months ended October 29, 2016, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Off-Balance Sheet Arrangements

As of October 29, 2016, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended October 29, 2016.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,  as of October 29, 2016, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2016, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 29, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the six months ended October 29, 2016. As of October 29, 2016, approximately $21.2 million remained authorized for future repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1†	Contract modification P00074 dated September 27, 2016 under the base contract with the US Army Contracting Command — Redstone Arsenal (Missile) dated August 30, 2012.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

        †   Confidential treatment has been requested for portions of this exhibit.

        #The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: December 6, 2016		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Raymond D. Cook
Raymond D. Cook
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)