Form 10-Q
period 2017-01-28
AeroVironment Inc
filed 2017-03-08
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 28, 2017

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

As of February  28, 2017, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,455,347.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

Item 1.
	Consolidated Balance Sheets as of January 28, 2017 (Unaudited) and April 30, 2016	3
	Consolidated Statements of Operations for the three and nine months ended January 28, 2017 (Unaudited) and January 30, 2016 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 28, 2017 (Unaudited) and January 30, 2016 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended January 28, 2017 (Unaudited) and January 30, 2016 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25
Item 4.	Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	27
Item 3.	Defaults Upon Senior Securities	27
Item 4.	Mine Safety Disclosures	27
Item 5.	Other Information	27
Item 6.	Exhibits	27
Signatures		29
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 28,	April 30,
	2017	2016
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$73,278	$124,287
Short-term investments	121,095	103,404
Accounts receivable, net of allowance for doubtful accounts of $375 at January 28, 2017 and $262 at April 30, 2016	23,121	56,045
Unbilled receivables and retentions	14,820	18,899
Inventories, net	68,806	37,486
Income tax receivable	2,487	—
Prepaid expenses and other current assets	5,341	4,150
Total current assets	308,948	344,271
Long-term investments	43,749	33,859
Property and equipment, net	18,410	16,762
Deferred income taxes	15,779	15,016
Other assets	570	750
Total assets	$387,456	$410,658
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,792	$17,712
Wages and related accruals	10,967	13,973
Income taxes payable	—	943
Customer advances	5,456	2,544
Other current liabilities	7,753	11,173
Total current liabilities	37,968	46,345
Deferred rent	1,769	1,714
Capital lease obligations - net of current portion	218	449
Other non-current liabilities	193	184
Liability for uncertain tax positions	62	441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 28, 2017 and April 30, 2016	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,456,561 shares at January 28, 2017 and 23,359,925 at April 30, 2016	2	2
Additional paid-in capital	157,960	154,274
Accumulated other comprehensive loss	(169)	(201)
Retained earnings	189,453	207,450
Total stockholders’ equity	347,246	361,525
Total liabilities and stockholders’ equity	$387,456	$410,658

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 28,	January 30,	January 28,	January 30,
	2017	2016	2017	2016
Revenue:
Product sales	$36,746	$53,305	$81,833	$129,436
Contract services	16,417	14,255	57,664	49,905
	53,163	67,560	139,497	179,341
Cost of sales:
Product sales	23,641	31,910	58,060	73,477
Contract services	10,171	9,025	37,986	31,683
	33,812	40,935	96,046	105,160
Gross margin:
Product sales	13,105	21,395	23,773	55,959
Contract services	6,246	5,230	19,678	18,222
	19,351	26,625	43,451	74,181
Selling, general and administrative	12,788	13,313	39,838	43,302
Research and development	7,988	8,247	25,105	27,975
(Loss) income from operations	(1,425)	5,065	(21,492)	2,904
Other income (expense):
Interest income, net	390	181	1,162	673
Other expense, net	(46)	(215)	(476)	(2,796)
(Loss) income before income taxes	(1,081)	5,031	(20,806)	781
Provision (benefit) for income taxes	1,102	(1,133)	(2,809)	(2,821)
Net (loss) income	$(2,183)	$6,164	$(17,997)	$3,602
(Loss) earnings per share data:
Basic	$(0.09)	$0.27	$(0.78)	$0.16
Diluted	$(0.09)	$0.27	$(0.78)	$0.16
Weighted average shares outstanding:
Basic	23,082,974	22,890,484	23,029,546	22,941,354
Diluted	23,082,974	23,083,816	23,029,546	23,139,981

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 28,	January 30,	January 28,	January 30,
	2017	2016	2017	2016
Net (loss) income	$(2,183)	$6,164	$(17,997)	$3,602
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of deferred tax (benefit) expense of $(23) and $5 for the three months ended January 28, 2017 and January 30, 2016, respectively; and net of deferred tax expense of $6 and $23 for the nine months ended January 28, 2017 and January 30, 2016, respectively	(11)	7	32	34
Total comprehensive (loss) income	$(2,194)	$6,171	$(17,965)	$3,636

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 28,	January 30,
	2017	2016
Operating activities
Net (loss) income	$(17,997)	$3,602
Adjustments to reconcile net loss to cash used in operating activities:
Depreciation and amortization	5,188	4,547
Loss from equity method investments	119	248
Impairment of available-for-sale securities	—	2,186
Provision for doubtful accounts	115	(252)
Losses on foreign currency transactions	272	63
Loss on sale of equity securities	—	219
Deferred income taxes	(698)	18
Stock-based compensation	2,736	3,170
Tax benefit from exercise of stock options	22	302
Loss (gain) on disposition of property and equipment	37	(32)
Amortization of held-to-maturity investments	1,827	3,086
Changes in operating assets and liabilities:
Accounts receivable	32,553	(5,052)
Unbilled receivables and retentions	4,079	6,916
Inventories	(31,320)	(7,020)
Income tax receivable	(2,487)	(3,952)
Prepaid expenses and other assets	(1,190)	455
Accounts payable	(3,170)	(9,457)
Other liabilities	(4,510)	(4,746)
Net cash used in operating activities	(14,424)	(5,699)
Investing activities
Acquisition of property and equipment	(7,586)	(4,259)
Equity method investment	—	(295)
Redemptions of held-to-maturity investments	93,208	67,402
Purchases of held-to-maturity investments	(122,978)	(75,740)
Proceeds from the sale of property and equipment	7	—
Sales and redemptions of available-for-sale investments	400	987
Net cash used in investing activities	(36,949)	(11,905)
Financing activities
Purchase and retirement of common stock	—	(3,756)
Principal payments of capital lease obligations	(291)	(341)
Tax withholding payment related to net settlement of equity awards	—	(29)
Exercise of stock options	655	1,026
Net cash provided by (used in) financing activities	364	(3,100)
Net decrease in cash and cash equivalents	(51,009)	(20,704)
Cash and cash equivalents at beginning of period	124,287	143,410
Cash and cash equivalents at end of period	$73,278	$122,706
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$1,786	$1,539
Non-cash activities
Unrealized change in fair value of long-term investments recorded in accumulated other comprehensive loss, net of deferred tax expense of $6 and $23, respectively	$32	$34
Reclassification from share-based liability compensation to equity	$307	$228
Acquisitions of property and equipment financed with capital lease obligations	$—	$694
Acquisitions of property and equipment included in accounts payable	$408	$—

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 28, 2017, are not necessarily indicative of the results for the full year ending April 30, 2017. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2016, included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation related to the adoption of new accounting pronouncements during the nine months ended January 28, 2017 impacting the classification of deferred income taxes in the consolidated balance sheets.

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

As a result of the settlement agreements and the Armed Services Board of Contract Appeals ruling, the Company reversed reserves of $3,607,000 related to those fiscal years as a credit to cost of sales, allocated as $3,203,000 to the UAS segment and $404,000 to the EES segment during the fiscal year ended April 30, 2016. At January 28, 2017 and April 30, 2016, the Company did not have any remaining reserves for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 28, 2017	January 30, 2016	January 28, 2017	January 30, 2016

Denominator for basic (loss) earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	23,082,974	22,890,484	23,029,546	22,941,354
Dilutive effect of employee stock options and unvested restricted stock	—	193,332	—	198,627
Denominator for diluted (loss) earnings per share	23,082,974	23,083,816	23,029,546	23,139,981

Due to the net loss for the three and nine months ended January 28, 2017, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been antidilutive were 222,071 and 246,903 for the three and nine months ended January 28, 2017, respectively. During the three and nine months ended January 30, 2016, shares reserved for issuance upon exercise of stock options and shares of unvested restricted stock not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive were approximately 9,000 and 40,000, respectively.

Recently Issued Accounting Standards

In January 2017, the FASB issued ASU 2017-01, Business Combinations – Clarifying the definition of a business (Topic 805). This ASU clarifies the definition of a business with the objective of providing a more robust framework to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance will be effective for fiscal years beginning after December 15, 2017, including interim periods within that fiscal year, with early adoption permitted. The amendments are to be applied prospectively to business combinations that occur after the effective date.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 640)-Deferral of the Effective Date. This update approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement. The core principle of ASU 2014-09 is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.  In adopting the guidance, companies are permitted to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. The Company is continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as government contract accounting. As part of its assessment, the Company is reviewing representative samples of customer contracts to determine the impact on revenue recognition under the new guidance. At this time, the Company anticipates adopting the guidance under the retrospective transition method.

2. Investments

Investments consist of the following (in thousands):

	January 28,	April 30,
	2017	2016

Short-term investments:
Held-to-maturity securities:
Municipal securities	$40,211	$42,179
U.S. government securities	19,720	21,184
Corporate bonds	56,664	40,041
Certificates of deposit	4,500	—
Total held-to-maturity and short-term investments	$121,095	$103,404
Long-term investments:
Held-to-maturity securities:
Municipal securities	$15,446	$—
U.S. government securities	15,549	7,518
Corporate bonds	10,336	23,561
Total held-to-maturity investments	41,331	31,079
Available-for-sale securities:
Auction rate securities	2,418	2,780
Total available-for-sale investments	2,418	2,780
Total long-term investments	$43,749	$33,859

Held-To-Maturity Securities

As of January 28, 2017 and April 30, 2016, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury and agency securities, certificates of deposit and corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 28, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$55,657	$25	$(43)	$55,639
U.S. government securities	35,269	5	(13)	35,261
Corporate bonds	67,000	2	(113)	66,889
Certificates of deposit	4,500	3	—	4,503
Total held-to-maturity investments	$162,426	$35	$(169)	$162,292

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$42,179	$5	$(7)	$42,177
U.S. government securities	28,702	23	—	28,725
Corporate bonds	63,602	54	(32)	63,624
Certificates of deposit	—	—	—	—
Total held-to-maturity investments	$134,483	$82	$(39)	$134,526

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 28, 2017, were as follows (in thousands):

	Cost	Fair Value
Due within one year	$121,095	$121,031
Due after one year through five years	41,331	41,261
Total	$162,426	$162,292

Available-For-Sale Securities

Auction Rate Securities

As of January 28, 2017 and April 30, 2016, the entire balance of available-for-sale, auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 2 and 17 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 28, 2017, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 28, 2017. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate its business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity and as of January 28, 2017, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of January 28, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,700	$—	$(282)	$2,418
Total available-for-sale investments	$2,700	$—	$(282)	$2,418

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2016, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$3,100	$—	$(320)	$2,780
Total available-for-sale investments	$3,100	$—	$(320)	$2,780

The amortized cost and fair value of the auction rate securities by contractual maturity at January 28, 2017, were as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$700	$677
Due after 10 years	2,000	1,741
Total	$2,700	$2,418

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 28, 2017, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,418	$2,418
Total	$—	$—	$2,418	$2,418

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2016	$2,780
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	38
Purchases, issuances and settlements, net	(400)
Balance at January 28, 2017	$2,418
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at January 28, 2017	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.  As of January 28, 2017, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 1.31% and 1.19%, estimated redemption periods of 2 and 17 years and discount rates of 5.33% and 14.79%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	January 28,	April 30,
	2017	2016

Raw materials	$17,925	$11,609
Work in process	25,061	4,259
Finished goods	30,539	26,073
Inventories, gross	73,525	41,941
Reserve for inventory excess and obsolescence	(4,719)	(4,455)
Inventories, net	$68,806	$37,486

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January  28, 2017 and January  30, 2016, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 30,	January 28,	January 30,
	2017	2016	2017	2016
Beginning balance	$3,688	$2,338	$4,134	$2,653
Warranty expense	245	1,032	581	2,740
Changes in estimates related to pre-existing warranties	200	—	1,428	(424)
Warranty costs settled	(679)	(508)	(2,689)	(2,107)
Ending balance	$3,454	$2,862	$3,454	$2,862

During the three and nine months ended January  28, 2017, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $328,000 and $1,735,000, respectively, related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At January  28, 2017, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $950,000. As of January  28, 2017 a total of $1,329,000 of costs related to this warranty have been incurred.

6. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Accumulated Other
	Securities	Comprehensive Loss
Balance, net of $134 of taxes, as of April 30, 2016	$(201)	$(201)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—
Unrealized gains, net of $6 of taxes	32	32
Balance, net of $128 of taxes, as of January 28, 2017	$(169)	$(169)

7. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $9,089,000 and $38,367,000 for the three and nine months ended January  28, 2017,  respectively. Revenue from customer-funded R&D was approximately $8,877,000 and $35,638,000 for the three and nine months ended January 30, 2016, respectively.

8. Income Taxes

For the three and nine months ended January  28, 2017, the Company recorded a provision (benefit) for income taxes of $1,102,000 and $(2,809,000), respectively, yielding an effective tax rate of (101.9)% and 13.5%, respectively. For the three and nine months ended January  30, 2016, the Company recorded a (benefit) for income taxes of $(1,133,000) and $(2,821,000), respectively, yielding an effective tax benefit rate of (22.5)% and (361.2)%, respectively.  The variance from statutory rates for the three and nine months ended January  28, 2017, was primarily due to federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during the third quarter of fiscal 2016 and the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits recorded during the first quarter of fiscal 2017. The provision for income taxes for the three months ended January 28, 2017 was also impacted by a change in estimate, which decreased the estimated fiscal 2017 effective income tax rate. The variance from statutory rates for the three and nine months ended

January 30, 2016, was primarily due to federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during the third quarter of fiscal 2016.

9. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the nine months ended January  28, 2017. As of January  28, 2017 and April 30, 2016, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Three Months Ended		Nine Months Ended
	January 28,	January 30,	January 28,	January 30,
	2017	2016	2017	2016
Revenue:
UAS	$41,894	$61,086	$113,220	$157,842
EES	11,269	6,474	26,277	21,499
Total	53,163	67,560	139,497	179,341
Cost of sales:
UAS	25,530	36,488	76,549	91,268
EES	8,282	4,447	19,497	13,892
Total	33,812	40,935	96,046	105,160
Gross margin:
UAS	16,364	24,598	36,671	66,574
EES	2,987	2,027	6,780	7,607
Total	19,351	26,625	43,451	74,181
Selling, general and administrative	12,788	13,313	39,838	43,302
Research and development	7,988	8,247	25,105	27,975
(Loss) income from operations	(1,425)	5,065	(21,492)	2,904
Other income (expense):
Interest income, net	390	181	1,162	673
Other expense, net	(46)	(215)	(476)	(2,796)
(Loss) income before income taxes	$(1,081)	$5,031	$(20,806)	$781

11. Subsequent Events

On February 1, 2017, the Company acquired an additional 36% interest in our Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), increasing the Company’s total ownership interest to 85%, for total cash consideration of $625,000. As a result of the Company obtaining a controlling interest in Altoy, Altoy will be consolidated into the consolidated financial statements of the Company. At January 28, 2017 and April 30, 2016, the financial results of Altoy were recorded in the Company’s consolidated financial statements as an equity method investment.

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January  28, 2017 and January 30, 2016, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended January 28, 2017 and January 30, 2016, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	January 28,	January 30,
	2017	2016

Gross favorable adjustments	$258	$458
Gross unfavorable adjustments	(227)	(203)
Net favorable adjustments	$31	$255

For the three months ended January  28, 2017, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on six contracts, which individually were not material.

For the three months ended January 30, 2016, favorable cumulative catch-up adjustments of $0.5 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 15 contracts, which individually were not material.

For the nine months ended January  28, 2017 and January  30, 2016, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Nine Months Ended
	January 28,	January 30,
	2017	2016

Gross favorable adjustments	$2,352	$473
Gross unfavorable adjustments	(271)	(245)
Net favorable adjustments	$2,081	$228

For the nine months ended January  28, 2017, favorable cumulative catch-up adjustments of $2.4 million were primarily due to final cost adjustments on 50 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 11  contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January  28, 2017 Compared to Three Months Ended January 30, 2016

	Three Months Ended
	January 28,	January 30,
	2017	2016
Revenue:
UAS	$41,894	$61,086
EES	11,269	6,474
Total	53,163	67,560
Cost of sales:
UAS	25,530	36,488
EES	8,282	4,447
Total	33,812	40,935
Gross margin:
UAS	16,364	24,598
EES	2,987	2,027
Total	19,351	26,625
Selling, general and administrative	12,788	13,313
Research and development	7,988	8,247
(Loss) income from operations	(1,425)	5,065
Other income (expense):
Interest income, net	390	181
Other expense, net	(46)	(215)
(Loss) income before income taxes	$(1,081)	$5,031

Revenue. Revenue for the three months ended January 28, 2017 was $53.2 million, as compared to $67.6 million for the three months ended January 30, 2016, representing a decrease of $14.4 million, or 21%. The decrease in revenue was due to a decrease in product deliveries of $16.6 million, partially offset by an increase in service revenue of $2.2 million. UAS revenue decreased $19.2 million, or 31%, to $41.9 million for the three months ended January  28, 2017, due to a decrease in product deliveries of $21.5 million, partially offset by an increase in service revenue of $2.1 million and an increase in customer-funded R&D work of $0.2 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of tactical missile systems. The decrease in UAS product deliveries was also a result of year over year timing differences in shipments, primarily driven by the timing of contract funding by our customers.  The increase in service revenue was primarily due to an increase in services associated with tactical missile systems and an increase in sustainment activities in support of small UAS. EES revenue increased $4.8 million, or 74%, to $11.3 million for the three months ended January 28, 2017, primarily due to an increase in product deliveries of power cycling and test systems and industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended January  28, 2017 was $33.8 million, as compared to $40.9 million for the three months ended January  30, 2016, representing a decrease of $7.1 million, or 17%. As a percentage of revenue, cost of sales increased from 61% to 64%. The decrease in cost of sales was primarily due to a decrease in product costs of $8.3 million, partially offset by an increase in cost of services of $1.1 million. The decrease in product costs was primarily due to the decrease in product deliveries, partially offset by an increase in engineering and technical analyses costs (“sustaining engineering activities”) in support of our existing products. The increase in cost of services was primarily due to the increase in service revenue. UAS cost of sales decreased $11.0 million, or 30%, to $25.5 million for the three months ended January  28, 2017, primarily due to a  decrease in product deliveries, partially offset by an increase in sustaining engineering activities in support of our existing products. As a percentage of revenue, cost of sales for UAS increased from 60% to 61%, primarily due to the increase in sustaining engineering activities in support of our existing products.  EES cost of sales increased $3.8 million, or 86%, to $8.3 million for the three months ended January  28, 2017, primarily due to the increased sales volume and the increase in sustaining engineering activities in support of our existing products. As a percentage of revenue, cost of sales for EES increased from 69% to 73% primarily due to the increase in sustaining engineering activities in support of our existing products.

Gross Margin. Gross margin for the three months ended January  28, 2017 was $19.4 million, as compared to $26.6 million for the three months ended January  30, 2016, representing a decrease of $7.3 million, or 27%. The decrease in gross margin was primarily due to a decrease in product margins of $8.3 million, partially offset by an increase in service margins of $1.0 million. As a percentage of revenue, gross margin decreased from 39% to 36%, primarily due to an increase in sustaining engineering activities in support of our existing products.  UAS gross margin decreased to $16.4 million for the three months ended January  28, 2017 from $24.6 million. As a percentage of revenue, gross margin for UAS decreased from 40% to 39%, primarily due to the increase in sustaining engineering activities in support of our existing products. EES gross margin increased $1.0 million, or 47%, to $3.0 million for the three months ended January  28, 2017, primarily due to the increased sales volume, partially offset by the increase in sustaining engineering activities in support of our existing products. As a percentage of revenue, EES gross margin decreased from 31% to 27%, primarily due to the increase in sustaining engineering activities in support of our existing products.

Selling, General and Administrative.  SG&A expense for the three months ended January  28, 2017 was $12.8 million, or 24% of revenue, compared to SG&A expense of $13.3 million, or 20% of revenue, for the three months ended January 30, 2016. SG&A expense decreased by $0.5 million, or 4%, for the three months ended January  28, 2017 primarily due to a decrease in bonus expense.

Research and Development. R&D expense for the three months ended January  28, 2017 was $8.0 million, or 15% of revenue, compared to R&D expense of $8.2 million, or 12% of revenue, for the three months ended January  30, 2016.  R&D expense decreased by $0.3 million, or 3%, for the three months ended January  28, 2017.

Interest Income, net. Interest income, net for the three months ended January  28, 2017 was $0.4 million compared to interest income, net of $0.2 million for the three months ended January  30, 2016.

Other Expense, net.  Other expense, net for the three months ended January  28, 2017 was $46,000 compared to other expense, net of $0.2 million for the three months ended January  30, 2016.

(Benefit) Provision for Income Taxes. Our effective income tax rate was 101.9% for the three months ended January 28, 2017, as compared to (22.5)% for the three months ended January  30, 2016.  The effective income tax rate for the three months ended January 28, 2017 was impacted by a  change in estimate which decreased our estimated fiscal 2017 effective income tax rate,  federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during the three months ended January 30, 2016 and the reversal of a reserve for uncertain tax positions due to the settlement of prior fiscal year audits.

Nine Months Ended January 28, 2017  Compared to Nine Months Ended January  30, 2016

	Nine Months Ended
	January 28,	January 30,
	2017	2016
Revenue:
UAS	$113,220	$157,842
EES	26,277	21,499
Total	139,497	179,341
Cost of sales:
UAS	76,549	91,268
EES	19,497	13,892
Total	96,046	105,160
Gross margin:
UAS	36,671	66,574
EES	6,780	7,607

Total	43,451	74,181
Selling, general and administrative	39,838	43,302
Research and development	25,105	27,975
(Loss) income from operations	(21,492)	2,904
Other income (expense):
Interest income, net	1,162	673
Other (expense), net	(476)	(2,796)
(Loss) income before income taxes	$(20,806)	$781

Revenue. Revenue for the nine months ended January  28, 2017 was $139.5 million, as compared to $179.3 million for the nine months ended January  30, 2016, representing a decrease of $39.8 million, or 22%. The decrease in revenue was due to a decrease in product deliveries of $47.6 million, partially offset by an increase in service revenue of $7.8 million. UAS revenue decreased $44.6 million, or 28%, to $113.2 million for the nine months ended January  28, 2017, primarily due to a decrease in product deliveries of $52.8 million, partially offset by an increase in service revenue of $5.4 million and an increase in customer-funded R&D work of $2.7 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of tactical missile systems. The decrease in UAS product deliveries was also a result of year over year timing differences in shipments, primarily driven by the timing of contract funding by our customers. The increase in service revenue was primarily due to an increase in services associated with tactical missile systems and an increase in sustainment activities in support of small UAS. The increase in customer-funded R&D was primarily associated with tactical missile system variant programs. EES revenue increased $4.8 million, or 22%, to $26.3 million for the nine months ended January 28, 2017, primarily due to an increase in product deliveries of power cycling and test systems, passenger and fleet electric vehicle charging systems and industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the nine months ended January  28, 2017 was $96.0 million, as compared to $105.2 million for the nine months ended January  30, 2016, representing a decrease of $9.1 million, or 9%. As a percentage of revenue, cost of sales increased from 59% to 69%. The decrease in cost of sales was primarily due to a decrease in product costs of $15.4 million, partially offset by an increase in service costs of $6.3 million, both of which were impacted by the reserve reversal of $3.5 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. The decrease in product costs was primarily due to the decrease in product deliveries, partially offset by the prior year reserve reversal for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products and an increase in warranty related costs of $2.0 million related to certain small UAS delivered in prior periods.  The increase in cost of services was primarily due to the increase in service revenue. UAS cost of sales decreased $14.7 million, or 16%, to $76.5 million for the nine months ended January  28, 2017, primarily due to the decrease in product deliveries, partially offset by the prior year reserve reversal of $3.1 million for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products and an increase in warranty related costs of $2.0 million related to certain small UAS delivered in prior periods. As a percentage of revenue, cost of sales for UAS increased from 58% to 68%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits, an increase in sustaining engineering activities in support of our existing products combined with the decreased sales volume and the increase in small UAS warranty related costs. EES cost of sales increased $5.6 million, or 40%, to $19.5 million for the nine months ended January  28, 2017, primarily due to the increase in product deliveries, the increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal of $0.4 million for the settlement of prior year government incurred cost audits. As a percentage of revenue, cost of sales for EES increased from 65% to 74% primarily due to the increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal for the settlement of prior year government incurred cost audits.

Gross Margin. Gross margin for the nine months ended January  28, 2017 was $43.5 million, as compared to $74.2 million for the nine months ended January  30, 2016, representing a decrease of $30.7 million, or 41%. The decrease in gross margin was primarily due to a decrease in product margins of $32.2 million, partially offset by an increase in service margins of $1.5 million, both of which were impacted by the reserve reversal of $3.5 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. As a percentage of revenue, gross margin decreased from 41% to 31%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits,  an increase in sustaining engineering activities in support of our existing products and an increase in warranty related costs of $2.0 million related to certain small UAS delivered in prior periods. UAS gross margin decreased to $36.7 million for the nine months ended January  28, 2017 from $66.6 million. As a percentage of revenue, gross margin for UAS decreased from 42% to 32%, primarily due to the prior year reserve reversal of $3.1 million for the settlement of prior year government incurred cost audits,  an increase in sustaining engineering activities in support of our existing products combined with the decreased sales volume and the increase in small UAS warranty related costs. EES gross margin decreased $0.8 million, or 11%, to $6.8 million for the nine months ended January  28, 2017 primarily due to an increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal of $0.4 million for the settlement of prior year government incurred cost audits, partially offset by the increased sales volume. As a percentage of revenue, EES gross margin decreased from 35% to 26%  primarily due to the increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal for the settlement of prior year government incurred cost audits.

Selling, General and Administrative.  SG&A expense for the nine months ended January  28, 2017 was $39.8 million, or 29% of revenue, compared to SG&A expense of $43.3 million, or 24% of revenue, for the nine months ended January 30, 2016. SG&A expense decreased by $3.5 million, or 8%, for the nine months ended January  28, 2017 primarily due to a decrease in bid and proposal costs, a decrease in professional services and a decrease in bonus expense.

Research and Development. R&D expense for the nine months ended January  28, 2017 was $25.1 million, or 18% of revenue, compared to R&D expense of $28.0 million, or 16% of revenue, for the nine months ended January  30, 2016.  R&D expense decreased by $2.9 million, or 10%, for the nine months ended January  28, 2017 primarily due to a decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the nine months ended January  28, 2017 was $1.2 million compared to interest income, net of $0.7 million for the nine months ended January  30, 2016.

Other Expense, net.  Other expense, net for the nine months ended January 28, 2017 was $0.5 million compared to other expense, net of $2.8 million for the nine months ended January  30, 2016. The decrease was primarily due to the recording of an other-than-temporary impairment loss of $2.2 million on our CybAero equity securities during the nine months ended January  30, 2016. The CybAero equity securities were sold during the second quarter of fiscal 2016.

Benefit for Income Taxes. Our effective income tax benefit rate was 13.5% for the nine months ended January  28, 2017, as compared to an effective income tax benefit rate of 361.2% for the nine months ended January  30, 2016. The variance from statutory rates for the nine months ended January 28, 2017, was primarily due to federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during the three months ended January 30, 2016 and the reversal of a reserve for uncertain tax positions due to the settlement of prior fiscal year audits.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January  28, 2017 and April 30, 2016, our funded backlog was approximately $128.2 million and $65.8 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $24.2 million and $16.7 million as of January  28, 2017 and April 30, 2016, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January  28, 2017 and January 30, 2016 (in thousands):

	Nine Months Ended
	January 28,	January 30,
	2017	2016
	(Unaudited)
Net cash used in operating activities	$(14,424)	$(5,699)
Net cash used in investing activities	$(36,949)	$(11,905)
Net cash provided by (used in) financing activities	$364	$(3,100)

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended January  28, 2017 increased by $8.7 million to $14.4 million, compared to net cash used in operating activities of $5.7 million for the nine months ended January  30, 2016. The increase in net cash used in operating activities was primarily due to an increase in net loss of $21.6 million and a decrease in non-cash charges primarily due to the other than temporary impairment charge on the CybAero available-for-sale equity securities of $2.2 million during the nine months ended January 30, 2016, partially offset by a decrease in the use of cash as a result of changes in operating assets and liabilities of $16.8 million, largely resulting from decreases in accounts receivable due to the year over year timing of revenue, partially offset by increases in inventory to support expected product deliveries.

Cash Used in Investing Activities. Net cash used in investing activities increased by $25.0 million to $36.9 million for the nine months ended January  28, 2017, compared to net cash used in investing activities of $11.9 million for the nine months ended January  30, 2016. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions and purchases of investments of $22.0 million and an increase in cash paid for acquisitions of property and equipment of $3.3 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $3.5 million to $0.4 million for the nine months ended January  28, 2017, compared to net cash used in financing activities of $3.1 million for the nine months ended January 30, 2016. The increase in cash provided by financing activities was primarily due a decrease in the purchase and retirement of common stock of $3.8 million.

Contractual Obligations

During the nine months ended January  28, 2017, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2016.

Off-Balance Sheet Arrangements

As of January  28, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended January  28, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,  as of January  28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January  28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January  28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the nine months ended January  28, 2017. As of January  28, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

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

Date: March 7, 2017		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)