Form 10-K
period 2017-04-30
AeroVironment Inc
filed 2017-06-28
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                 Accelerated filer ☒Smaller reporting company ☐

Non-accelerated filer   ☐      (Do not check if a smaller reporting company) Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐  No ☒

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 29, 2016 was approximately $504.9 million.

As of June 20, 2017, the issuer had 23,729,911 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2017, are incorporated by reference into Part III of this Form 10‑K.

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

•	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting requirements;

•	the impact of potential security and cyber threats;

•	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems and electric vehicles;

•	changes in the regulatory environment; and

•	general economic and business conditions in the United States and elsewhere in the world.

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

Item 1.  Business.

Overview

We design, develop, produce, support and operate a technologically‑advanced portfolio of products and services for government agencies, businesses and consumers. We supply unmanned aircraft systems (“UAS”) and related services to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments, and tactical missile systems and related services primarily to organizations within the U.S. Government. We also supply charging systems and services for electric vehicles, or EVs, and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products and services in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

Our success with current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers in each segment of our business to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include lightweight aerostructures; power electronics; electric propulsion systems; efficient electric power generation, conversion, and storage systems; high‑density energy packaging; miniaturization; digital data links (“DDL”); aircraft sensors; controls integration; systems integration; engineering optimization; electric propulsion; vertical takeoff fixed wing flight and autonomy, each coupled with professional field service capabilities.

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

Our Strategy

As a technology solutions provider, our strategy is to develop innovative, safe and reliable new solutions that provide customers with valuable benefits and enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of entering existing markets and competing directly against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

We intend to grow our business by preserving a leadership position in the UAS, tactical missile system, electric vehicle charging system and power cycling and test system markets, and by creating new solutions that enable us to create and establish leadership positions in new markets. Key components of this strategy include the following:

Expand our market leadership to grow existing markets and create new adjacent markets.  Our small UAS, tactical missile systems, electric vehicle charging systems and power cycling and test systems enjoy leading positions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations, other government agencies and non‑government organizations, including commercial entities, and to increase the penetration of our tactical missile systems within the U.S. military and allied nations. We believe that the broad adoption of our small UAS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market. We similarly intend to increase the penetration of our electric vehicle charging systems and services, and our power cycling and test systems, into existing and new customer segments globally.

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

Effectively manage our growth portfolio for long‑term value creation.  Our production and development programs and services position us for investment opportunities that we believe will deliver long‑term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of other investment opportunities to determine its relative timing and potential, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports how we allocate resources based on relative risks and returns to maximize long‑term value creation, which is a key element of our growth strategy.

Customers

We sell the majority of our UAS and tactical missile systems and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy. Our EES business segment generates revenue from commercial, consumer and, to a lesser extent, government customers.

During our fiscal year ended April 30, 2017, we generated approximately 18% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 37% of our sales revenue, while purchases by foreign, commercial and consumer customers accounted for the remaining 45% of sales revenue during our fiscal year ended April 30, 2017.

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

A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets constitutes an important element of this process. Through the process we revisit our customer requirement assumptions to evaluate continued investment and to help ensure that our products and services deliver high value.

As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2017, we had 168 U.S. patents issued; 113 U.S. patent applications pending; 17 active Patent Cooperation Treaty applications; and numerous foreign patents and applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

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

For the fiscal years ended April 30, 2017, 2016 and 2015, our internal research and development spending amounted to 12%, 16% and 18%, of our revenue, respectively, and customer‑funded research and development spending amounted to an additional 16%, 20% and 14%, of our revenue, respectively.

Sales and Marketing

Our marketing strategy is based on developing leadership positions in new markets that we create through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve the successful adoption of our solutions. Once we establish a market position we work to maintain our leadership position while growing our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have U.S. registered trademarks for AeroVironment, AV, Switchblade, Raven, Wasp, Snipe, EV Solutions, TurboCord, PosiCharge, BMID, and Battery RX, and have several other pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales accounted for approximately 36%, 28% and 9%, of our revenue for the fiscal years ended April 30, 2017, 2016 and 2015, respectively.

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

Customer Funded Research and Development

We actively pursue externally funded projects that help us to strengthen our technological capabilities. Our UAS business segment submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high‑value research and development initiatives, we attempt to limit the volume of customer funded research and development projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

Seasonality

Historically, and more pronounced in recent years, our revenues in the second half of our fiscal year have exceeded our revenues in the first half of our fiscal year. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our family of systems to customer specification, customer acceptance and other regulatory requirements. We expect this trend to continue in our fiscal year 2018.

Raw Materials and Suppliers

Historically, we have not experienced significant delays in the supply or availability of our key raw materials or components provided by our suppliers, nor have we experienced a significant price increase for raw materials or components.  We do not anticipate any such delays or significant price increases in our fiscal year 2018.

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2017	2016	2015
Fixed-price contracts	79%	78%	85%
Cost-reimbursable contracts	21%	22%	15%

Employees

As of April 30, 2017, we had 661 full‑time employees, of whom 218 were in research and development and engineering, 58 were in sales and marketing, 242 were in operations and 143 were general and administrative personnel. We believe that we have a good relationship with our employees.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2017 and 2016, our funded backlog was approximately $78.0 million and $65.8 million, respectively. We expect that approximately 97% of our funded backlog will be filled during our fiscal year ending April 30, 2018.

In addition to our funded backlog, we had unfunded backlog of $24.6 million and $16.7 million as of April 30, 2017 and 2016, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one‑year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ‑type contract for small UAS because that contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive all task orders issued against the contract.

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

Unmanned Aircraft Systems

Our UAS business segment addresses the increasing economic and security value of network‑centric intelligence, surveillance and reconnaissance, or ISR, communications, remote sensing and effects delivery with innovative UAS and tactical missile system solutions.

Industry Background

Small UAS

The market for small UAS has grown significantly since the early 2000s driven largely by the demands associated with the global threat environment and the resulting procurement by military customers, the early adopters for this technology. Small UAS now represent an accepted and enduring capability for the military. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator,  Sky Warrior,  Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE, Puma AE and Snipe, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.” Small UAS can provide real‑time observation and communication capabilities to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, we are furthering the application of small UAS technology in new markets such as energy, precision agriculture, transportation, infrastructure and public safety. We expect further growth through the introduction of UAS technology and services to these emerging commercial applications.

Tactical Missile Systems

The development of weapons capable of rapid deployment and precision strike while minimizing the risk to surrounding civilians, property and operators accelerated in recent years due to advances in enabling technologies. Weapons such as laser‑guided missiles, “smart” bombs and GPS‑guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a target, their ability to employ a precision weapon system quickly and easily can mean the difference between mission success and failure. A rapidly deployable solution could address emerging requirements beyond ground engagements for use in other types of situations and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, man‑portable delivery system provides warfighters with a valuable and more cost‑effective alternative to existing airborne and land‑based missile systems.

Large UAS

We believe a market opportunity exists for large UAS that can fly for long periods of time to provide continuous remote sensing and communications in an affordable manner over great distances. Existing solutions such as communications satellites and manned and unmanned aircraft address some of the emerging demand for this capability, but do so at relatively high financial and resource costs. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but they operate more than 20,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest without gaps in availability while carrying a communications or observation payload could help to satisfy this need.

Our UAS Solutions

We supply our UAS products and services to multiple customers inside and outside of the United States. For the fiscal years ended April 30, 2017, 2016 and 2015, our UAS segment products and services accounted for 86%, 89% and 85%, of our revenue, respectively.

Small UAS Products

Our small UAS, including Raven, Wasp AE, Puma AE and Snipe, are designed to operate reliably a few hundred feet above the ground in a wide range of environmental conditions, providing a vantage point from which to deliver valuable information. Military forces employ our small UAS to deliver intelligence, surveillance and reconnaissance (“ISR”), and communications, including real‑time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. In commercial applications, we operate our small UAS as part of a turnkey information solution to deliver advanced analysis and prescriptive actions that can reduce costs, enhance safety and increase revenue. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro‑optical, infrared or other sensors directly to a hand‑held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Certain sensors generate a volume of data significantly larger than wireless bandwidth can accommodate, requiring the transfer of data once the air vehicle has landed. Our ground control systems allow the operator to control the aircraft by programming it for GPS‑based autonomous navigation using operator‑designated way‑points, or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user‑friendly, intuitive user interface. All of our fixed wing small UAS currently in production for military customers operate from our common ground control system.

We designed our small UAS to be transportable by a single person, assembled without tools in less than five minutes and launched and operated by one or two people, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by modular battery packs that can be replaced quickly, enabling rapid return to flight. We designed all of our small UAS to be reusable for hundreds of flights under normal operating circumstances and to be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

In military applications, our small UAS provide forward aerial observation capabilities that enable tactical commanders to observe around the next corner, to the next intersection or past a ridgeline in real‑time. This information facilitates faster, safer movement through urban, rural and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive to attack. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet above ground level, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets directly to warfighters.

In emerging commercial applications, our small UAS enable enterprises to manage valuable assets such as crops, powerlines and railroad infrastructure, more effectively and safely than previously possible. Our Quantix data collection drone and our commercial information services, consisting of trained operators, advanced sensors, cloud‑based data processing and application‑specific analysis, are designed to provide our customers with more accurate and timely information regarding their infrastructure, such as pipelines, roads and bridges, and can provide companies with agriculture operations with more accurate and timely information regarding their crops. Better and more timely information can translate into more efficient maintenance activities that prevent downtime, in the case of the energy industry, and more efficient use of scarce resources such as water, for agriculture.

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

Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand‑held ground control system and an array of spare parts and accessories. Our current small UAS portfolio consists of the following aircraft:

Small
UAS	Wingspan	Weight		Standard	Range	Flight Time
Product	(ft.)	(lbs.)	Recovery	Sensors	(mi.)(1)	(min.)(1)
Puma AE	9.2	14	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	9.0			210
Raven	4.5	4.5	Vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6.0	60	-	90
Wasp AE	3.3	2.8	Vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3.0			50
Snipe	0.8	0.3	Vertical takeoff and landing	Mechanical tilt, electro-optical and infrared	0.6			15

(1)

Represents point‑to‑point minimum customer‑mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our DDL relay can enable operational modes that can extend range significantly.

The ground control system serves as the primary interface between the operator and the aircraft, and allows the operator to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real‑time, streaming video and metadata. Our common ground control system interfaces with each of our air vehicles, except Snipe, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers’ hands.

The Snipe nano quadrotor is an unmanned aircraft system tailored to the needs of frontline troops who need immediate situational awareness. Snipe incorporates an advanced touch screen interface to control the system and view the information produced by the air vehicle’s onboard sensors. Highly portable and easy to assemble, operate and stow, snipe is designed to provide rapid airborne information within one kilometer of its launch point in situations where time is short and risk is high.

Our line of miniature gimbaled sensor payloads provides small UAS operators with enhanced observation and target tracking functionality. Our DDL is integrated into Puma AE, Raven and Wasp AE and Snipe systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can operate in a given area. Additionally, our DDL enables each air vehicle to operate as an Internet‑Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability enables beyond line‑of‑sight operation of our small UAS, further enhancing their value proposition to our customers.

Tactical Missile Systems Products

Our tactical missile systems consist of tube-launched aircraft that deploy with the push of a button, fly at higher speeds than our small UAS, and perform either effects delivery or reconnaissance missions.  Switchblade, the first of our tactical missile systems products, can be transported in its launch tube, within a backpack, and deployed within minutes to defend against lethal threats such as snipers and mortar teams.  With a high level of precision, including a custom warhead, wave-off, loiter and re-engagement capabilities, Switchblade can neutralize a target rapidly and accurately without causing collateral damage. Furthermore, because it streams live electro-optical and thermal video to its operator, Switchblade can be called off in the final moments prior to a strike should the situation require, minimizing damage to non-combatants.  Blackwing, a variant of Switchblade, launches from a submerged submarine and carries extra batteries instead of a warhead, providing longer flight time for reconnaissance operations.

UAS Logistics Services

In support of our small UAS we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for the company and provide us with continuous feedback to understand the utility of our systems, anticipate our customers’ needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services in a manner that seeks to minimize supply chain delays, and we support our customers with spare parts, replacement aircraft and support whenever and wherever they need them. One of our facilities also serves as the primary depot for repairs and spare parts.

We provide comprehensive training services to support all of our small UAS. Our highly‑skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and abroad to support our customers’ training needs on both production and development‑stage systems.

UAS Customer Funded Research and Development

We provide engineering services in support of customer‑funded research and development projects, delivering new value‑added technology solutions to our customers. These types of projects typically involve developing new system solutions and technology or new capabilities for existing solutions that we introduce as retrofits or upgrades. We recognize customer‑funded research and development projects as revenue.

UAS Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key UAS technological capabilities:

•	lightweight, low speed aerostructures and aerodynamic design;

•	miniaturized avionics and micro/nano unmanned aircraft systems;

•	image stabilization and target tracking;

•	autonomous systems;

•	payload design, development, miniaturization and integration;

•	electric propulsion systems;

•	high altitude long endurance flight operations;

•	fluid dynamics;

•	miniature, low power wireless digital communications;

•	vertical takeoff and landing fixed‑wing flight unmanned aircraft systems; and

•	system integration and optimization.

Two of our UAS and tactical missile systems development initiatives are described below:

Tactical Missile System Variants.  We pioneered our first rapidly deployable, high‑precision tactical missile system, called Switchblade, for use by ground forces. Switchblade is now employed by the U.S. military to provide force protection to its troops overseas in combat operations. During a multitude of demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants to Switchblade for new customers and applications, including deployment from sea and air vehicles. Blackwing, a submarine-launched reconnaissance system, represents one of the variants. Other variants have transitioned into production and sale to U.S. customers. We believe these new variants have the potential to expand our tactical missile systems opportunities significantly.

Commercial Unmanned Aircraft Systems‑Based Information Solutions.  In the same way our small UAS provide situational awareness to military customers, we can employ our small UAS with advanced sensors to scan vast or inaccessible infrastructure, plants or wildlife, then process and analyze the resulting data to produce actionable information for a wide variety of companies in industries that include energy, agriculture and natural resource management. Our Quantix data collection drone is designed for highly automated scanning of more than 400 acres in its 45 minute flight time.  Equipped with fixed electro-optical and multi-spectral sensors, Quantix takes off, flies its designated mission, then lands itself at its launch point.  Its data can be viewed immediately after landing by transferring a memory card from the Quantix to its commercial tablet controller pre-loaded with custom software.  Further automated analysis can be performed by uploading the data to the AeroVironment Decision Support System, or AV DSS, a cloud-based platform for processing, analyzing and storing collected data. We have developed this capability based on extensive work with early adopters for anticipated adoption in what could be a large market.

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

UAS Manufacturing and Operations

Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. We have the manufacturing infrastructure to produce UAS products at high rates, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low‑rate production of large UAS. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization, or ISO, certification, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform small UAS and tactical missile systems manufacturing at the 85,000 square foot manufacturing facility we established in 2005. This ISO 9001:2008 certified manufacturing facility is designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2008 refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board‑certified auditing company. These audits evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

UAS Competition

The market for military small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L‑3  Technologies, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and its derivatives, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front‑line ground forces and are not hand‑launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers could emerge as their capabilities increase and their prices remain low relative to existing military solutions, which could result in some level of military consideration even if such drones do not meet traditional military performance specifications.

The market for long endurance UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Aurora Flight Sciences Corporation, Lockheed Martin Corporation and Northrop Grumman Corporation. Some internet technology companies have acquired small firms that focus on this type of capability and represent potential future competitors. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation.

The market for tactical missile systems is in an early stage of development, but it is evolving rapidly. Competitors in this market include Textron Inc., Raytheon Company and Lockheed Martin Corporation.

The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly, generating a great deal of interest as government regulations evolve to accommodate commercial UAS operations in the National Airspace System and in the airspace systems of other countries. Given the breadth of applications and the diversity of industries that could benefit from UAS technology, a growing number of potential competitors in this market include consumer drone manufacturers who seek to enhance their systems’ capabilities over time; other small UAS manufacturers, including large aerospace companies; aerial surveying and mapping service providers; ground‑based surveying and mapping service providers; satellite imagery providers; and specialty system manufacturers, software as a service and service providers aiming to address specific market segments. The emerging non‑military market is attracting numerous additional competitors and significant venture capital funding given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start‑up companies providing low cost solutions.

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

The FAA issued the first restricted type certificate for the commercial operation of an unmanned aircraft over American soil to our Puma AE system in 2014. Under a COA, we operated Puma AE systems in the Prudhoe Bay area of Alaska to support a major oil and gas customer. The Secretary of Transportation has the authority to determine whether an airworthiness certificate is required for a UAS to operate safely in the U.S. National Airspace System. On September 25, 2014 the FAA began issuing case‑by‑case authorization for certain unmanned aircraft to perform commercial operations prior to the finalization of the rules providing for the integration of small UAS into the U.S. National Airspace System. As of May 11, 2015 the FAA had granted us four exemptions for the use of our small UAS, including Puma AE systems, for agriculture, aerial survey, and patrol operations and for inspections of fixed infrastructures in controlled environments. On June 21, 2016 the FAA released its final rules that allow routine use of certain small UAS in the U.S. National Airspace System. The FAA rules, which went into effect in August 2016, provide safety rules for small UAS (under 55 pounds) conducting non‑recreational operations. The rules limit flights to visual‑line‑of‑sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS.

Furthermore, our non‑U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

UAS Government Contracting Process

We sell the significant majority of our small UAS and tactical missile system products and services as the prime contractor under contracts with the U.S. government. Certain important aspects of our government contracts are described below.

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

The U.S. military funds its contracts for our full‑rate production UAS either through operational needs statements or as programs of record. Operational needs statements represent allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven system deliveries, for example, was provided through operational needs statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five‑year government budget cycle, meaning that funding is allocated for purchases under these contracts during the five‑year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Despite being included in the five-year budget cycle, funding for these programs is subject to annual approval.

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

Generally, government contracts are subject to oversight audits by government representatives. Compensation, if any, in the event of a termination for default is limited to payment for work completed at the time of termination. In the event of a termination for convenience, the contractor may receive the contract price for completed work, as well as its costs of performance of terminated work including an allowance for profit and reasonable termination settlement costs.

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

Cost Reimbursable.  Cost reimbursable contracts include cost‑plus‑fixed fee contracts, cost‑plus‑award fee contracts and cost‑plus‑incentive fee contracts, each of which are described below. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations, or if the costs exceed the contract funding.

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

Passenger Electric Vehicle Charging Systems

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

In response to these factors most major automotive manufacturers around the world are developing and introducing modern PEVs for everyday transportation. Vehicles in this class incorporate battery electric drive systems either in a dedicated format in which an onboard battery pack supplies electricity to one or more electric motors, or in an advanced hybrid design, in which an onboard battery pack provides electricity to an electric motor, and a small onboard internal combustion engine recharges the battery as needed. A PEV requires that its battery pack be recharged from an external power source or be replaced with a fully charged battery pack. An advanced HEV does not require recharging from an external power source because an onboard gasoline powered internal combustion engine recharges the battery pack, but using an external power source can minimize gasoline consumption and vehicle carbon emissions.

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

Level	Infrastructure Requirement	Recharge Time
Level 1	Power cord with safety features that plugs into a dedicated 120‑volt AC outlet	Capable of slow recharge that could require up to 24 hours or more for certain battery packs
Level 2, known as Electric Vehicle Supply Equipment	A hard‑wired or portable device that requires a dedicated 240‑volt AC circuit	Capable of fully recharging most battery packs in two to six hours
Level 3, DC or fast/quick charge	Typically requires installation onto a three‑phase, 480‑volt AC circuit	Capable of nearly fully recharging battery packs designed to accept such a charge in 30 minutes

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

Industrial electric vehicles rely on large onboard lead-acid batteries that can consume up to 17 cubic feet and weigh up to 3,500 pounds. In multi‑shift fleet operations, traditional slow charging systems require users to exchange vehicle batteries throughout the day because these batteries discharge their energy through vehicle usage and there is insufficient vehicle downtime to recharge them during a shift. As a result, drivers must leave their work areas when the battery reaches a low state of charge and drive to a dedicated battery changing room, which often occupies valuable floor space and is frequently located far from a driver’s work area. The driver, or in some cases a dedicated battery attendant, must then remove the battery from the vehicle, place it on a storage rack, connect it to a conventional battery charger, identify a fully‑charged battery, move it into the vehicle’s battery compartment and reconnect the battery to the motor before the driver may return to the work area. These battery changes take place every day in facilities around the world, resulting in reduced material movement and increased operating costs. Furthermore, depending on the type of battery, conventional battery chargers can require up to eight hours to recharge the battery, which then must cool for up to an additional eight hours before it is ready to be used again. Consequently, depending on vehicle usage and the number of shifts in an operation, a fleet may require more than one battery per vehicle, which necessitates additional storage space, chargers and maintenance time. Moreover, the high levels of heat generated by conventional battery chargers during their normal use can cause excessive evaporation of the water contained in the battery and damage to the battery’s components. Over time, this evaporation of fluid and subsequent damage to components result in battery degradation and adversely affect the battery’s life. Lithium battery chemistry is emerging as a potentially transformative motive power solution for industrial EVs that offers benefits in charging time, size, weight and capacity. We believe that industrial battery charging solutions that can also support lithium ion battery packs will be well positioned for this emerging trend.

Power Cycling and Test Systems

Developers and manufacturers of electric and hybrid electric vehicles typically conduct a variety of tests on the electric propulsion and energy storage systems that convert electricity to motion. These tests include simulating the consumption, conversion and storage of electricity through a range of operating scenarios, and long‑term testing to simulate the rigors of real‑world driving. Developers of battery packs, electric motors and fuel cells also test their devices to validate design hypotheses and identify potential operating issues. Customers include commercial, government, military and university research and development labs as well as commercial manufacturing facilities.

Our EES Solutions

EES Products

Our EES business segment produces electric transportation and industrial productivity solutions for commercial, consumer and government customers, develops new potential electric transportation solutions and performs engineering services. These solutions consist of: (i) electric vehicle charging systems, services and related solutions for plug‑in passenger vehicles; (ii) PosiCharge industrial electric vehicle charging systems for electric material handling vehicles and airport ground support equipment; and (iii) power cycling and test systems for developers and manufacturers of EVs as well as battery packs, electric motors and fuel cells. For the fiscal years ended April 30, 2017, 2016 and 2015, EES sales accounted for 14%, 11% and 15%, respectively, of our revenue. We believe that the markets for our electric vehicle charging systems and power cycling and test systems continue to develop and that continued diversification of our customer base and the increasing adoption of electric vehicles will support increased penetration into target markets.

Passenger Electric Vehicle Charging Systems

In response to automakers’ introductions of PEVs and broader trends favoring electric transportation, we have developed solutions to support the adoption and use of PEVs by nearly every major automaker and many startups worldwide. Our initial EV charging technology emerged from our development of the GM Impact, the first modern EV. Over two decades we improved the technology, deployed it to industrial markets, and adapted it for the current generation of EVs. We believe that most EV drivers will charge their vehicles overnight at their homes. Those without a charging location at home or who make trips beyond the range of their vehicle’s battery pack will require public or workplace charging infrastructure. Our strategy is to offer a charging infrastructure solution, including TurboCord portable dual voltage level 2 charging cords, overnight home chargers, public chargers, installation services, data collection systems and communications through multiple wired and wireless data communications options. We offer an integrated solution designed to enable the broad adoption and the practical use of PEVs and HEVs.

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

Passenger Electric Vehicle Charging Services

We have established broad geographic coverage in North America to provide installation and repair services for our growing footprint of passenger electric vehicle charging systems. We identify, qualify, select, train, certify and monitor the performance of these contractors and equip them with proprietary tools, expertise and web‑based information systems to facilitate the successful installation and support of our charging systems as this market opportunity grows. Our 24‑hour customer service center provides support to answer customer inquiries and promote a high level of customer satisfaction.

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

Power Cycling and Test Systems

We supply a line of power cycling and test systems to research and development organizations that focus on electric propulsion systems, electric generation systems and electricity storage systems. Customers employ these systems to test batteries, electric motors, electric and hybrid drive trains and fuel cell systems.

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

EES Technology

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

EES Sales and Marketing

Passenger Electric Vehicle Charging Systems

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

EES Manufacturing and Operations

We perform assembly and testing of our power cycling and test systems at our 85,000 square foot, ISO 9001:2008 and ISO14001:2004 certified facility. We designed the portion of this facility where we perform such assembly and testing operations for flexibility, using a work cell model for final assembly and have included fixtures optimized for final testing. We utilize contract manufacturing for the production of the majority of our PosiCharge industrial electric vehicle charging systems. We have also implemented a contract manufacturing strategy to support our passenger electric and HEV charging systems business opportunity.

EES Competition

Competitors in the emerging market for passenger electric and HEV charging systems include focused charging system suppliers such as ChargePoint, Inc. and ClipperCreek, Inc. and large industrial electrical device suppliers such as Bosch Automotive Service Solutions LLC, Delta Electronics, Inc., Eaton Corporation, Leviton Manufacturing Co., Inc., Schneider Electric SA, The ABB Group and Siemens AG.

The primary direct competitors to PosiCharge systems are other fast charge suppliers, including Aker Wade Power Technologies LLC, Minit‑Charger, PowerDesigners, LLC, and EnerSys. Some of the major industrial motive battery suppliers have aligned themselves with fast charge suppliers. In addition, our PosiCharge systems compete against the traditional method of battery changing. Competitors in this area include suppliers of battery changing equipment and infrastructure, designers of battery changing rooms, battery manufacturers and dealers who may experience reduced sales volume because PosiCharge systems reduce or eliminate the need for extra batteries.

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

For additional financial information with respect to our UAS and EES segments, please see Note 20 to our consolidated financial statements, which are included in Item 8, “Financial Statements and Supplementary Data” of this Annual Report.

Item 1A.  Risk Factors.

General Business Risks

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

Historically, we have derived a significant portion of our total sales and substantially all of our small UAS sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 55% of our revenue for the fiscal year ended April 30, 2017. The DoD, our principal U.S. government customer, accounted for approximately 37% of our revenue for the fiscal year ended April 30, 2017. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Additionally, the U.S. military funds our contracts primarily through operational needs statements, and to a lesser extent, through programs of record, which provides us with less visibility and certainty on future funding allocations for our contracts. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

Over the last decade, operational activity in Afghanistan and Iraq led to adoption and an increase in demand for our small UAS. More recently, the U.S. military has reduced its presence and operational activity in Afghanistan and Iraq, reducing demand for certain of our small UAS products from prior levels. We cannot predict whether the reduction in overseas operational levels will continue, how future procurement priorities related to defense transformation will be impacted or how changes in the threat environment will impact opportunities for our small UAS business in terms of existing, additional or replacement programs. If defense transformation or overseas operations cease or slow down, then our business, financial condition and results of operations could be impacted negatively.

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L‑3  Technologies, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and related products, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front‑line ground forces, and are not hand launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS.

The primary direct competitors to our PosiCharge industrial EV charging system business are other fast charge suppliers, including Aker Wade Power Technologies LLC, PowerDesigners, LLC and Minit‑Charger as well as industrial battery manufacturers that distribute fast charging systems from these suppliers. The primary direct competitors to our power cycling and test system business are other test system suppliers, including Bitrode Corporation and Digatron Firing Circuits. Our primary competitors in the emerging market for passenger EV charging systems include charging system suppliers such as ChargePoint, Inc. and ClipperCreek, Inc. and large industrial electrical device suppliers such as Bosch Automotive Service Solutions LLC, Delta Electronics, Inc., Eaton Corporation,  Leviton Manufacturing Co., Inc., Schneider Electric SA, the ABB Group and Siemens AG. Our EV charging system installation and support services business faces competition from local licensed electricians as well as larger electrical service providers.

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

We cannot accurately predict the future growth rates or sizes of the markets for our products. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for commercial UAS is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and tactical missile systems. Although we have expanded our UAS customer base to include foreign governments, and domestic non‑military agencies, we cannot assure you that our continued efforts to further increase our sales to these customers will be successful. The expansion of the UAS, tactical missile systems, and commercial UAS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

•	customer satisfaction with these types of systems as solutions;

•	the cost, performance and reliability of our products and products offered by our competitors;

•	customer perceptions regarding the effectiveness and value of these types of systems;

•	limitations on our ability to market our UAS and tactical missile systems products and services outside the United States due to U.S. government regulations;

•	obtaining timely regulatory approvals, including, with respect to our small UAS business, access to airspace and wireless spectrum; and

•	marketing efforts and publicity regarding these types of systems.

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

We derived approximately 36% of our revenue from international sales during the fiscal year ended April 30, 2017 compared to 28% for the fiscal year ended April 30, 2016. We expect to continue to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

•	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products to certain foreign jurisdictions;

•	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products or repatriate profits to the United States;

•	the complexity and necessity of using foreign representatives and consultants;

•	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

•	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

•	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

•	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

•	potential preferences by prospective customers to purchase from local (non‑U.S.) sources;

•	general economic and political conditions in the markets in which we operate;

•	laws or regulations relating to non‑U.S. military contracts that favor purchases from non‑U.S. manufacturers over U.S. manufacturers;

•	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

•

different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property and contracts in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. While we have adopted policies and procedures to facilitate compliance with laws and regulations applicable to our international sales, our failure, or the failure by our employees or others working on our behalf, to comply with such laws and regulations may result in administrative, civil or criminal liabilities, including suspension or debarment from government contracts or suspension of our export privileges.  Moreover, our sales, including sales to customers outside the United States, substantially all are denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $33.0 million, or 12% of our revenue, in our fiscal year ended April 30, 2017 on research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act. The rules, which became effective in August 2016, provided safety regulations for small UAS conducting non‑recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. We cannot assure you that these new rules will result in the expanded use of our small UAS by law enforcement or other non‑military government agencies or commercial entities and we may not be able to expand our sales of small UAS beyond our military customers, which could harm our business prospects.

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

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. We anticipate this risk will grow as our UAS begin to be used in U.S. domestic airspace and urban areas. While our PosiCharge industrial EV charging systems include certain safety mechanisms, these systems can deliver up to 600 amps of current in their application, and the failure, malfunction or misuse of these systems could result in injury or death. Our passenger electric and HEV charging systems and power cycling and test systems also have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

Fixed‑price contracts (including both government and commercial contracts) represented approximately 79% of our revenue for the fiscal year ended April 30, 2017. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed‑price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost‑plus‑fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

We have limited experience manufacturing our EV charging systems, small UAS and tactical missile systems in high volume. We do not know whether or when we will be able to develop efficient, low‑cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Historically, we have produced PosiCharge industrial EV charging systems and power cycling and test systems only in limited production quantities. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

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

The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, causing production delays and resulting in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies,  however our insurance coverage may be inadequate to cover all claims and losses related to such incidents.  We may experience such incidents in the future, which could result in production delays or otherwise have a material adverse effect on our business and financial condition.

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

As a manufacturer of commercial UAS and electrical vehicle charging products and provider of electrical installation services to consumers, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.

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

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we maintain insurance coverage for product liability claims, our insurance may be inadequate to cover any such claims.  Any successful claim could significantly harm our business, financial condition and results of operations.

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

•	the mix of products that we sell in the period;

•	seasonal fluctuations in customer demand for some of our products or services;

•	unanticipated costs incurred in the introduction of new products;

•	fluctuations in the adoption of our products in new markets;

•	our ability to win additional contracts from existing customers or other contracts from new customers;

•	cancellations, delays or contract amendments by our U.S. governmental agency and foreign government customers;

•	changes in policy or budgetary measures that adversely affect our U.S. governmental agency and foreign government customers;

•	the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non‑compliance; and

•	our ability to obtain the necessary export licenses for sales of our products and services to international customers.

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

Our success in the emerging market for passenger electric and HEV charging systems will depend on numerous factors which are out of our control.

The passenger electric and HEV charging systems market is expected to grow rapidly, along with innovations in fast charging technologies. However, because the passenger electric charging systems market is relatively new, there is no guarantee that there will be strong consumer demand for charging systems. Demand for such systems could also be directly impacted by fuel costs; if fuel costs were to significantly decrease, the demand for EVs and charging systems could decline. Additionally, the elimination or expiration of government and economic incentives to support the adoption of EVs, such as tax credits and rebates, could also negatively affect demand for EVs and charging solutions.  Further, the elimination or relaxation of minimum corporate average fuel economy (“CAFE”) standards or vehicle greenhouse gas emission regulations which encourage automakers to produce and sell electric vehicles, could also slow the adoption of EVs.  If there is little consumer demand for our passenger electric charging systems, our revenue and prospects could be adversely affected, which would harm our business, financial and operating results. The rate of EV adoption is difficult to predict and has been slower than many in the industry have predicted to date.

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

We have been selected by several major automakers to support the rollout of new model EVs across the United States and internationally with our home charging system and are building relationships with numerous potential customers and channel partners in various industries related to our commercial UAS initiative. Accordingly, we depend upon those relationships and the success of early customer engagements to expand our market penetration efforts. If one or more of our partnerships terminates prematurely, and we cannot establish similar relationships with other entities with direct access to end customers, we may not be able to develop a sustainable market for our home charging system or our commercial UAS solutions, which may delay commercialization or jeopardize the long‑term success of these initiatives.

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

As a U.S. government contractor, we face various security threats, including cyber security attacks on our information technology infrastructure, attempts to gain access to our proprietary, financial, banking or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions, the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our products and services. Previous cyber attacks directed at us have not materially impacted our business or financial results, but the impact of future incidents cannot be predicted due to the evolving nature and complexity of cyber attacks.  If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results. Additionally, expenses resulting from cyber security attacks and other security risks may not be fully insured or otherwise mitigated, which could harm our financial results.

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

As of April 30, 2017, our $2.5 million of long‑term investments recorded at fair value consisted entirely of auction rate municipal bonds with maturities that range from approximately 2 to 17 years. These investments have characteristics similar to short‑term investments, because at pre‑determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll‑over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

Since fiscal 2008, we have experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 20, 2017, including the securities involved in failed auctions, we held approximately $2.0 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by problems in the global credit markets. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 17 years) to realize our remaining investments’ purchase price of $2.2 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our Board of Directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of April 30, 2017.  We currently invest the majority of our cash in U.S. government securities, U.S. government agency securities, municipal bonds and high-grade corporate bonds, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

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

We self-insure a portion of our health insurance program which may expose us to unexpected costs and negatively affect our results of operations.

We are self insured for employee medical claims, subject to individual and aggregate stop loss insurance policies. We estimate a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us.  However, unanticipated changes in assumptions and management estimates underlying our recorded liabilities for medical claims could result in materially different amounts of expense than expected under our health insurance program, which could have an adverse material impact on our financial condition and results of operations.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited on an annual basis. The DCMA, disallowed a portion of the our executive compensation and other costs included in our fiscal 2006, 2007 and 2008 incurred cost claims and sought interest for all three years and penalties for fiscal 2006, based on the disallowed costs.  We appealed these cost disallowances to the Armed Services Board of Contract Appeals. For fiscal 2006, as a result of partial settlements and a decision of the Armed Services Board of Contract Appeals in March 2016, the government’s remaining claims were dismissed with prejudice.  All of the government’s claims related to our 2007 and 2008 incurred cost claims were settled as of October 2015 by payment to the government of $50,000 and the government’s claims related to our 2009 incurred cost claims were settled as of October 2015 without the payment of any consideration. The audit of our 2010 incurred cost claim was settled in April 2016 without payment of any consideration. Our incurred cost claims for fiscal years 2011 through 2014 were accepted as submitted during the fiscal year ended April 30, 2017.  No consideration was paid. In addition, non‑audit reviews or investigations by the government may still be conducted on all of our government contracts.

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

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. In December 2015, DCMA concluded that our purchasing system was not approved.  In an April 2016 follow-up review the DCMA approved our purchasing system. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice or DOJ, or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results could be materially harmed. For example, in February 2010, we were notified by the DOJ that it had initiated a civil investigation into our cost charging practices with respect to government contracts. We resolved these claims with the DOJ in October 2013. Under the settlement agreement, we reimbursed the government for an amount erroneously charged to the government in our fiscal 2006 incurred cost claim submittal.

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

In addition, U.S. government contracts generally contain provisions permitting termination, in whole or in part, at the government’s convenience or for contractor default. Since a substantial majority of our revenue is dependent on the procurement, performance and payment under our U.S. government contracts, the termination of one or more critical government contracts could have a negative impact on our results of operations and financial condition. Termination arising out of our default could result in damage to our reputation, expose us to liability and have a material adverse effect on our ability to re‑compete for future contracts and orders. Moreover, several of our contracts with the U.S. government do not contain a limitation of liability provision, creating a risk of responsibility for indirect, incidental damages and consequential damages. These provisions could cause substantial liability for us, especially given the use to which our products may be put.

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

As of June 17, 2017, our directors, executive officers and their affiliates collectively beneficially owned 2,916,128 shares, or approximately 12%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then‑prevailing market price for shares of our common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 36,000 square feet under an agreement expiring in June 2024. We have several other leased facilities in California, Alabama and Virginia that are used for administration, research and development, logistics and manufacturing and have a total of approximately 375,000 square feet. Such leases expire between the end of 2017 and 2022. We believe that our facilities are adequate to meet our needs for the foreseeable future.

As of April 30, 2017 our business segments had significant operations at the following locations:

•	UAS: Simi Valley, and CA; Huntsville, AL.

•	EES: Monrovia, CA; and Simi Valley, CA.

•	Corporate functions: Monrovia, CA; and Simi Valley, CA

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2015 through April 30, 2017. The following quotations reflect inter‑dealer prices, without retail mark‑up, mark‑down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2017		2016
	High	Low	High	Low
First Quarter	$32.44	$26.02	$29.22	$25.01
Second Quarter	$30.08	$22.16	$27.00	$19.10
Third Quarter	$29.42	$23.40	$30.65	$21.86
Fourth Quarter	$29.96	$25.42	$29.94	$23.13

On June 20, 2017, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $31.11 per share. As of June 20, 2017, there were 72 holders of record of our common stock.

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

Cumulative Total Return
$250
$200
$150
$100
$50
$0
Apr-12
Apr-13
Apr-14
Apr-15
Apr-16
Apr-17
AeroVironment Stock
Russell 2000 Index
SPADE Defense Index

The following table shows the value of $100 invested on April 30, 2012 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2012	2013	2014	2015	2016	2017
AeroVironment Stock	100	80	139	105	119	117
Russell 2000 Index	100	116	138	149	138	171
SPADE Defense Index	100	117	163	181	185	230

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

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors.  We did not repurchase any shares during the fiscal year ended April 30, 2017. As of April 30, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Year Ended April 30,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$264,873	$264,098	$259,398	$251,703	$240,152
Net income attributable to AeroVironment	$12,479	$8,966	$2,895	$13,718	$10,426
Earnings per common share attributable to AeroVironment:
Basic	$0.54	$0.39	$0.13	$0.61	$0.47
Diluted	$0.54	$0.39	$0.13	$0.60	$0.47
Weighted average common shares outstanding (basic):	23,059	22,936	22,869	22,354	22,070
Weighted average common shares outstanding (diluted):	23,308	23,153	23,146	22,719	22,390
Balance Sheet Data
Total assets	$432,500	$410,393	$397,467	$384,954	$361,604
Capital lease obligations, current portion	$288	$390	$—	$—	$—
Capital lease obligations, net of current portion	$161	$449	$—	$—	$—
Other long-term obligations	$2,083	$2,339	$1,820	$4,752	$4,231

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward‑looking statements. Refer to “Forward‑Looking Statements” on page 2 and “Risk Factors” beginning on page 23, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We design, develop, produce, support and operate a technologically‑advanced portfolio of products. We supply unmanned aircraft systems (“UAS”) and related services to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments, and tactical missile systems and related services primarily to organizations within the U.S. Government. We also supply charging systems and services for electric vehicles and power cycling and test systems to commercial, consumer and government customers. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

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

Other Income and Expenses

Other income and expenses includes interest income, interest expense, amortization of capital lease payments, changes in fair value of certain financial investments, gains/losses on sale of available‑for‑sale equity securities, gains resulting from the purchase of a controlling interest in an entity formerly accounted for under the equity method, and losses from equity method investments.

Income Tax Expense

Our effective tax rates are substantially lower than the statutory rates primarily due to research and development tax credits.

Net loss (income) Attributable to Noncontrolling interests

Net loss attributable to noncontrolling interests includes the 15% interest in the income or losses of our Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”).  We acquired a controlling interest in Altoy on February 1, 2017.

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

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 1 to our consolidated financial statements, which are included in Item 8 “Financial Statements and Supplementary Data” of this Annual Report, for our Organization and Significant Accounting Policies. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch‑up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2017, 2016 and 2015, changes in accounting estimates on fixed‑price contracts recognized using the percentage of completion method of accounting are presented below. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2017, 2016 and 2015, favorable and unfavorable cumulative catch‑up adjustments included in cost of sales were as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015

Gross favorable adjustments	$464	$479	$885
Gross unfavorable adjustments	(318)	(210)	(1,017)
Net adjustments	$146	$269	$(132)

For the year ended April 30, 2017, favorable cumulative catch‑up adjustments of $0.5 million were primarily due to final cost adjustments on 52 contracts, which individually were not material. For the same period, unfavorable cumulative catch‑up adjustments of $0.3 million were primarily related to higher than expected costs on 9 contracts, which individually were not material.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to expected historical or projected future results of operations. At April 30, 2017 goodwill was not significant.

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: customer relationships and trade names. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Long‑Term Incentive Awards

For our outstanding long-term incentive plans as of April 30, 2017, we grant long‑term incentive awards and we establish a target payout at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon our achievement of such targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, we have the discretion to settle the restricted stock units in cash or stock.

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

	Fiscal Year Ended April 30,
	2017		2016		2015
Revenue	$264,873	100%	$264,098	100%	$259,398	100%
Cost of sales	162,763	61%	151,995	58%	155,130	60%
Gross margin	102,110	39%	112,103	42%	104,268	40%
Selling, general and administrative	56,537	21%	60,077	23%	55,763	21%
Research and development	33,042	12%	42,291	16%	46,491	18%
Income from operations	12,531	5%	9,735	4%	2,014	1%
Interest income, net	1,618	1%	1,032	—%	882	—%
Other income (expense), net	60	—%	(2,699)	(1)%	(1,003)	—%
Income before income taxes	14,209	5%	8,068	3%	1,893	1%
Income tax expense (benefit)	1,752	1%	(898)	—%	(1,002)	—%
Net income	12,457	5%	8,966	3%	2,895	1%
Net loss attributable to noncontrolling interest	22	—%	—	—%	—	—%
Net income attributable to AeroVironment	$12,479	5%	$8,966	3%	$2,895	1%

The following table sets forth our revenue, costs of sales and gross margin generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2017	2016	2015
	(In thousands)
Revenue:
UAS	$228,940	$233,738	$220,950
EES	35,933	30,360	38,448
Total	$264,873	$264,098	$259,398
Cost of sales:
UAS	$135,937	$132,209	$128,233
EES	26,826	19,786	26,897
Total	$162,763	$151,995	$155,130
Gross margin:
UAS	$93,003	$101,529	$92,717
EES	9,107	10,574	11,551
Total	$102,110	$112,103	$104,268

Fiscal Year Ended April 30, 2017 Compared to Fiscal Year Ended April 30, 2016

Revenue.  Revenue for the fiscal year ended April 30, 2017 was $264.9 million, as compared to $264.1 million for the fiscal year ended April 30, 2016, representing an increase of $0.8 million. The increase in revenue was due to an increase product deliveries of $3.9 million, partially offset by a decrease in service revenue of $3.1 million. UAS revenue decreased $4.8 million, or 2%, to $228.9 million for the fiscal year ended April 30, 2017, primarily due to a decrease in customer‑funded R&D of $9.9 million and a decrease in product deliveries of $2.4 million, partially offset by an increase in service revenue of $7.5 million. The decrease in customer‑funded R&D was primarily associated with tactical missile system variant programs. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of tactical missile systems. The increase in service revenue was primarily due to an increase in services associated with tactical missile systems and an increase in sustainment activities in support of small UAS for our international customers.  In fiscal 2017, we continued to experience expansion in small UAS product deliveries and related services to international customers and in tactical missile system product deliveries and related services to customers within the U.S. Government. EES revenue increased $5.6 million, or 18%, to $35.9 million for the fiscal year ended April 30, 2017, primarily due to an increase in product deliveries of our power cycling and test systems and passenger electric vehicle charging systems.

Cost of Sales.  Cost of sales for the fiscal year ended April 30, 2017 was $162.8 million, as compared to $152.0 million for the fiscal year ended April 30, 2016, representing an increase of $10.8 million, or 7%. As a percentage of revenue, cost of sales increased from 58% to 61%. The increase in cost of sales was a result of an increase in product cost of sales of $9.5 million and an increase in service costs of sales of $1.2 million, both of which were impacted by the reserve reversal of $3.6 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016.  UAS cost of sales increased $3.7 million to $135.9 million for the fiscal year ended April 30, 2017, primarily due to an increase in service revenue, the prior year reserve reversal of $3.2 million for the settlement of prior year government incurred cost audits and an increase in sustaining engineering activities in support of our existing products, partially offset by decreases in customer-funded R&D and decreases in product deliveries. As a percentage of revenue, cost of sales for UAS increased from 57% to 59%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits and an increase in sustaining engineering activities in support of our existing products, combined with the decreased product deliveries. EES cost of sales increased $7.0 million, or 36%, to $26.8 million for the fiscal year ended April 30, 2017, primarily due to an increase in product deliveries, an increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal for the settlement of prior year government incurred cost audits. As a percentage of revenue, cost of sales for EES increased from 65% to 75%, primarily due the increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal for the settlement of prior year government incurred cost audits.

Gross Margin.  Gross margin for the fiscal year ended April 30, 2017 was $102.1 million, as compared to $112.1 million for the fiscal year ended April 30, 2016, representing a decrease of $10.0 million, or 9%. As a percentage of revenue, gross margin decreased from 42% to 39%. The decrease in gross margin was a result of a decrease in product margin of $5.7 million and a decrease in service margin of $4.3 million, both of which were impacted by the reserve reversal of $3.6 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016. UAS gross margin decreased $8.5 million, or 8%, to $93.0 million for the fiscal year ended April 30, 2017, primarily due to decreases in customer-funded R&D revenue and product deliveries, the prior year reserve reversal of $3.2 million for the settlement of prior year government incurred cost audits and an increase in sustaining engineering activities in support of our existing products, partially offset by increases in service revenue. As a percentage of revenue, gross margin for UAS decreased from 43% to 41%, primarily due to the prior year reserve reversal for the settlement of prior year government incurred cost audits and an increase in sustaining engineering activities in support of our existing products, combined with the decreased product deliveries. EES gross margin decreased $1.5 million, or 14%, to $9.1 million for the fiscal year ended April 30, 2017, primarily due to an increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal for the settlement of prior year government incurred cost audits, partially offset by the increase in product deliveries. As a percentage of revenue, EES gross margin decreased from 35% to 25%, primarily due to the increase in sustaining engineering activities in support of our existing products and the prior year reserve reversal for the settlement of prior year government incurred cost audits.

Selling, General and Administrative.  SG&A expense for the fiscal year ended April 30, 2017 was $56.5 million, or 21% of revenue, compared to SG&A expense of $60.1 million, or 23% of revenue, for the fiscal year ended April 30, 2016. The decrease in SG&A expense was primarily due to a decrease in bid and proposal costs and a decrease in professional services expenses, partially offset by an increase in sales commission expense as a result of our increased international small UAS revenues.

Research and Development.  R&D expense for the fiscal year ended April 30, 2017 was $33.0 million, or 12% of revenue, compared to R&D expense of $42.3 million, or 16% of revenue, for the fiscal year ended April 30, 2016. R&D expense decreased primarily due to decreased development activities for certain strategic initiatives.

Interest Income, net.  Interest income, net for the fiscal year ended April 30, 2017 was $1.6 million, compared to $1.0 million for the fiscal year ended April 30, 2016. The increase in interest income was primarily due to an increase in the average interest rates earned on our investments portfolio.

Other Income (Expense), net.  Other income, net for the fiscal year ended April 30, 2017 was $0.1 million, as compared to other expense, net of $2.7 million for the fiscal year ended April 30, 2016. The increase in other income was primarily due to the recording of an other-than-temporary impairment loss on our CybAero equity securities during the first quarter of fiscal 2016. Other income, net for the fiscal year ended April 30, 2017 also included a gain of $0.6 million related to the acquisition of a controlling interest in our Turkish Joint Venture, Altoy.

Income Taxes.  Our effective income tax rate (benefit) was 12.3% for the fiscal year ended April 30, 2017, as compared to (11.1)% for the fiscal year ended April 30, 2016. The increase in the effective tax rate was primarily a result of an increase in income before taxes and a decrease in tax credits as a result of federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during fiscal year 2016, partially offset by a reversal of a reserve of $1.0 million for uncertain tax positions due to the settlement of prior fiscal year audits recorded in the first quarter of fiscal 2017.

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

Cash Flows

The following table provides our cash flow data as of:

	Fiscal Year Ended April 30,
	2017	2016	2015

	(In thousands)
Net cash (used in) provided by operating activities	$(10,499)	$551	$39,413
Net cash used in investing activities	$(37,354)	$(16,578)	$(23,820)
Net cash provided by (used in) financing activities	$3,470	$(3,096)	$848

Cash (Used in) Provided by Operating Activities.  Net cash used in operating activities for the fiscal year ended April 30, 2017 increased by $11.0 million to $10.5 million, compared to net cash provided by operating activities of $0.6 million for the fiscal year ended April 30, 2016. This decrease in net cash provided by operating activities was primarily due to an increase in the use of cash as a result of changes in operating assets and liabilities of $13.5 million largely resulting from increases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries,  partially offset by an increase in net income of $3.5 million.

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

Cash Used in Investing Activities.  Net cash used in investing activities increased by $20.8 million to $37.4 million for the fiscal year ended April 30, 2017, compared to net cash used in investing activities of $16.6 million for the fiscal year ended April 30, 2016. The increase in net cash used in investing activities was primarily due to higher net purchases of held‑to‑maturity investments of $16.9 million and an increase in capital expenditures of $3.0 million. During the fiscal years ended April 30, 2017, 2016 and 2015, we used cash to purchase property and equipment totaling $9.9 million, $6.8 million and $5.3 million, respectively.

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

Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities increased by $6.6 million to $3.5 million for the fiscal year ended April 30, 2017, compared to net cash used in financing activities of $3.1 million for the fiscal year ended April 30, 2016. The increase was primarily due to a decrease in the purchase and retirement of common stock of $3.8 million and an increase in cash provided from the exercise of employee stock options of $2.7 million.

Net cash used in financing activities increased by $3.9 million to $3.1 million for the fiscal year ended April 30, 2016, compared to net cash provided by financing activities of $0.8 million for the fiscal year ended April 30, 2015. The increase was primarily due to the purchase and retirement of common stock of $3.8 million during the fiscal year ended April 30, 2016.

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2017:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Operating lease obligations	$15,747	$3,492	$5,934	$3,690	$2,631
Capital lease obligations	449	288	161	—	—
Purchase obligations(1)	35,607	35,607	—	—	—
Total	$51,803	$39,387	$6,095	$3,690	$2,631

(1)	Consists of all cancelable and non‑cancelable purchase orders as of April 30, 2017.

Not included in the table above are future rental payments associated with a lease amendment executed on June 13, 2017 to amend and extend its existing lease for one of our administrative properties. The amendment extends the term of the lease until June 30, 2022 and provides a tenant improvement allowance of up to $420,332. Beginning July 1, 2017, base monthly rent under the Second Amendment will be $65,200, which amount shall increase by 2.5%, compounded annually, commencing July 1, 2018.  In addition, the amendment provides two 5-year options to extend the term of lease at the end of the then-current term.

Off‑Balance Sheet Arrangements

As of April 30, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Recently Adopted Accounting Standards

In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2015-17, Balance Sheet Classification of Deferred Taxes, which requires entities to present deferred tax assets and liabilities as noncurrent in a classified balance sheet. This guidance simplifies the current guidance, which requires entities to separately present deferred tax assets and liabilities as current and non-current in a classified balance sheet. ASU 2015-17 is effective for fiscal years beginning after December 15, 2016, and interim periods within those years, with early adoption permitted.  The ASU may be applied either prospectively to all deferred tax assets and liabilities or retrospectively to all periods presented. We adopted this pronouncement beginning May 1, 2016 and applied this pronouncement retrospectively. In connection with adopting the pronouncement beginning May 1, 2016, we reclassified $5,432,000 from current deferred income tax assets in the consolidated balance sheet as of April 30, 2016 to non-current deferred income tax liabilities.

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, are to be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under the ASU, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits are also classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and are to be applied prospectively or retrospectively to all periods presented. We adopted the pronouncement beginning May 1, 2016. In connection with adopting the pronouncement beginning May 1, 2016, we recorded a cumulative increase of $265,000 in retained earnings with a corresponding increase in deferred tax assets in the consolidated balance sheet as of April 30, 2016 related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock awards during the fiscal year ended April 30, 2017 have been recognized in the current period’s income statement. We also excluded the excess tax benefits from the calculation of diluted earnings per share for the fiscal year ended April 30, 2017.  We applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted.

New Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements. We currently do not hold a large number of leases classified as operating leases under the existing lease standard, with the only significant leases being our various property leases.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less a normal profit margin.  Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  Upon adoption during fiscal year 2018, we do not anticipate a material impact.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 640)-Deferral of the Effective Date. This update approved a one year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement. The core principle of ASU 2014-09 is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.  In adopting the guidance, companies are permitted to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures. We are continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as government contract accounting. As part of our assessment, we are reviewing representative samples of customer contracts to determine the impact on revenue recognition under the new guidance. At this time, we anticipate adopting the guidance under the retrospective transition method.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2017. Our audits also included the financial statement schedule listed in the index at Item 15(a). These consolidated financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AeroVironment, Inc. and subsidiaries at April 30, 2017 and 2016, and the consolidated results of their operations and their cash flows for each of the three years in the period ended April 30, 2017, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AeroVironment, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California

June 27, 2017

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2017	2016

Assets
Current assets:
Cash and cash equivalents	$79,904	$124,287
Short-term investments	119,971	103,404
Accounts receivable, net of allowance for doubtful accounts of $291 at April 30, 2017 and $262 at April 30, 2016	74,361	56,045
Unbilled receivables and retentions	14,120	18,899
Inventories, net	60,076	37,486
Prepaid expenses and other current assets	5,653	4,150
Total current assets	354,085	344,271
Long-term investments	42,096	33,859
Property and equipment, net	19,220	16,762
Deferred income taxes	15,089	15,016
Other assets	2,010	750
Total assets	$432,500	$410,658
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$20,283	$17,712
Wages and related accruals	12,966	13,973
Income taxes payable	1,418	943
Customer advances	3,317	2,544
Other current liabilities	10,079	11,173
Total current liabilities	48,063	46,345
Deferred rent	1,719	1,714
Capital lease obligations - net of current portion	161	449
Other non-current liabilities	184	184
Deferred tax liability	116	—
Liability for uncertain tax positions	64	441
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2017 and April 30, 2016	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,630,419 shares at April 30, 2017 and 23,359,925 at April 30, 2016	2	2
Additional paid-in capital	162,150	154,274
Accumulated other comprehensive loss	(127)	(201)
Retained earnings	219,929	207,450
Total AeroVironment stockholders' equity	381,954	361,525
Noncontrolling interests	239	—
Total equity	382,193	361,525
Total liabilities and stockholders’ equity	$432,500	$410,658

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2017	2016	2015

Revenue:
Product sales	$193,338	$189,476	$205,027
Contract services	71,535	74,622	54,371
	264,873	264,098	259,398
Cost of sales:
Product sales	115,513	105,987	118,834
Contract services	47,250	46,008	36,296
	162,763	151,995	155,130
Gross margin:
Product sales	77,825	83,489	86,193
Contract services	24,285	28,614	18,075
	102,110	112,103	104,268
Selling, general and administrative	56,537	60,077	55,763
Research and development	33,042	42,291	46,491
Income from operations	12,531	9,735	2,014
Other income (expense):
Interest income, net	1,618	1,032	882
Other income (expense), net	60	(2,699)	(1,003)
Income before income taxes	14,209	8,068	1,893
Provision (benefit) for income taxes	1,752	(898)	(1,002)
Net income	12,457	8,966	2,895
Net loss attributable to noncontrolling interest	22	—	—
Net income attributable to AeroVironment	$12,479	$8,966	$2,895
Earnings per share attributable to AeroVironment:
Basic	$0.54	$0.39	$0.13
Diluted	$0.54	$0.39	$0.13
Weighted average shares outstanding:
Basic	23,059,045	22,936,413	22,868,733
Diluted	23,307,738	23,153,493	23,145,997

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2017	2016	2015

Net income	$12,457	$8,966	$2,895
Other comprehensive (loss) income:
Unrealized gain (loss) on investments, net of deferred tax expense (benefit) of $43, $18 and $(730) for the fiscal years ended April 30, 2017, 2016 and 2015 respectively	74	27	(1,095)
Total comprehensive income	12,531	8,993	1,800
Net loss attributable to noncontrolling interest	22	—	—
Comprehensive income attributable to AeroVironment	$12,553	$8,993	$1,800

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2014	23,176,576	2	143,648	199,080	(263)	342,467	—	342,467
Net income	—	—	—	2,895	—	2,895	—	2,895
Unrealized loss on investments	—	—	—	—	(1,095)	(1,095)	—	(1,095)
Stock options exercised	35,018	—	722	—	—	722	—	722
Restricted stock awards	160,180	—	—	—	—	—	—	—
Restricted stock awards forfeited	(56,004)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,130)	—	(36)	—	—	(36)	—	(36)
Tax benefit from stock-based compensation	—	—	191	—	—	191	—	191
Stock-based compensation	—	—	3,768	—	—	3,768	—	3,768
Balance at April 30, 2015	23,314,640	2	148,293	201,975	(1,358)	348,912	—	348,912
Net income	—	—	—	8,966	—	8,966	—	8,966
Unrealized gain on investments	—	—	—	—	27	27	—	27
Reclassifications out of accumulated other comprehensive loss	—	—	—	—	1,130	1,130	—	1,130
Stock options exercised	84,881	—	1,122	—	—	1,122	—	1,122
Restricted stock awards	191,548	—	—	—	—	—	—	—
Restricted stock awards forfeited	(46,753)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,130)	—	(29)	—	—	(29)	—	(29)
Reclassification from share-based liability compensation to equity	—	—	228	—	—	228	—	228
Tax benefit from stock-based compensation	—	—	98	—	—	98	—	98
Purchases of common stock for retirement	(183,261)	—	—	(3,756)	—	(3,756)	—	(3,756)
Stock-based compensation	—	—	4,562	—	—	4,562	—	4,562
Balance at April 30, 2016	23,359,925	2	154,274	207,185	(201)	361,260	—	361,260
Adoption of ASU 2016-09	—	—	—	265	—	265	—	265
Net income (loss)	—	—	—	12,479	—	12,479	(22)	12,457
Unrealized gain on investments	—	—	—	—	74	74	—	74
Stock options exercised	204,130	—	3,865	—	—	3,865	—	3,865
Restricted stock awards	126,557	—	—	—	—	—	—	—
Restricted stock awards forfeited	(60,017)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(176)	—	(5)	—	—	(5)	—	(5)
Reclassification from share-based liability compensation to equity	—	—	307	—	—	307	—	307
Business acquisition	—	—	—	—	—	—	261	261
Stock based compensation	—	—	3,709	—	—	3,709	—	3,709
Balance at April 30, 2017	23,630,419	$2	$162,150	$219,929	$(127)	$381,954	$239	$382,193

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2017	2016	2015

Operating activities
Net income	$12,457	$8,966	$2,895
Adjustments to reconcile net income to cash used in operating activities:
Depreciation and amortization	7,054	6,074	8,366
Loss from equity method investments	119	138	240
Impairment of available-for-sale securities	—	2,186	—
Impairment of long-lived assets	46	—	438
Provision for doubtful accounts	56	(178)	(106)
Losses on foreign currency transactions	284	63	580
Loss on sale of equity securities	—	219	209
Deferred income taxes	(52)	(2,912)	(3,382)
Gain on business acquisition	(584)	—	—
Change in fair value of conversion feature of convertible bonds	—	—	(73)
Stock-based compensation	3,709	4,562	3,768
Tax benefit from exercise of stock options	—	161	52
Excess tax benefit from stock-based compensation	—	(39)	(162)
Loss (gain) on disposition of property and equipment	37	(22)	3,661
Amortization of held-to-maturity investments	2,382	3,875	4,532
Changes in operating assets and liabilities:
Accounts receivable	(18,627)	(22,260)	(1,762)
Unbilled receivables and retentions	4,779	(1,543)	(6,427)
Inventories	(22,590)	1,928	11,285
Income tax receivable	—	—	6,584
Prepaid expenses and other assets	(1,466)	517	(339)
Accounts payable	2,843	(2,705)	5,337
Other liabilities	(946)	1,521	3,717
Net cash (used in) provided by operating activities	(10,499)	551	39,413
Investing activities
Acquisition of property and equipment	(9,862)	(6,829)	(5,279)
Equity method investment	—	(295)	(395)
Business acquisition, net of cash acquired	(430)	—	—
Redemptions of held-to-maturity investments	121,522	84,433	69,387
Purchases of held-to-maturity investments	(148,991)	(94,954)	(97,464)
Acquisition of intangible assets	—	—	(150)
Proceeds from the sale of property and equipment	7	80	—
Sales and redemptions of available-for-sale investments	400	987	10,081
Net cash used in investing activities	(37,354)	(16,578)	(23,820)
Financing activities
Purchase and retirement of common stock	—	(3,756)	—
Principal payments of capital lease obligations	(390)	(472)	—
Excess tax benefit from stock-based compensation	—	39	162
Tax withholding payment related to net settlement of equity awards	(5)	(29)	(36)
Exercise of stock options	3,865	1,122	722
Net cash provided by (used in) financing activities	3,470	(3,096)	848
Net (decrease) increase in cash and cash equivalents	(44,383)	(19,123)	16,441
Cash and cash equivalents at beginning of period	124,287	143,410	126,969
Cash and cash equivalents at end of period	$79,904	$124,287	$143,410
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$1,804	$1,576	$700
Non-cash activities
Unrealized gain (loss) on investments, net of deferred tax expense (benefit) of $43, $18 and $(730) for the fiscal years ended April 30, 2017, April 30, 2016 and April 30, 2015 respectively	$74	$27	$(1,095)
Reclassification from share-based liability compensation to equity	$307	$228	$—
Forfeiture of vested stock-based compensation	$—	$86	$23
Acquisitions of property and equipment financed with capital lease obligations	$—	$932	$—
Accrued acquisition of intangible assets	$—	$—	$250
Acquisitions of property and equipment included in accounts payable	$729	$1,174	$—

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly‑owned subsidiaries: AV S.r.l. Italy, Skytower, LLC, AeroVironment GmbH, AeroVironment Massachusetts, LLC, AeroVironment Rhode Island, LLC, Skytower Inc., AILC, Inc., AeroVironment International PTE. LTD. and Regenerative Fuel Cell Systems, LLC, Charger Bicycles, LLC and AeroVironment, Inc. (Afghanistan) (collectively referred to herein as the “Company”). In addition, the accompanying consolidated financial statements include the accounts of the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), in which the Company increased its ownership to a controlling interest in on February 1, 2017. As a result of the increase in ownership, the consolidated financial statements include the balance sheet and results of operations of Altoy from February 1, 2017 forward.  Prior to this date, the Company's investment in Altoy was accounted for under the equity method. Refer to Note 19 - Business Acquisitions for further details. All intercompany balances and transactions have been eliminated in consolidation.

In April 2016, the Company dissolved AV S.r.l. Italy, AILC, Inc. and AeroVironment Massachusetts, LLC the results of which were not material to the consolidated financial statements. In July 2016, the Company dissolved Charger Bicycles, LLC, the results of which were not material to the consolidated financial statements.  In October 2016, the Company dissolved Skytower, LLC and Regenerative Fuel Cell Systems, LLC, the results of which were not material to the consolidated financial statements.

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

Following the Company’s purchase of a controlling interest in Altoy on February 1, 2017, the Company did not hold any equity or cost method investments. Refer to Note 19 - Business Acquisitions for further details.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation due to the adoption of ASU 2016-09 and ASU 2015-17.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. Government sponsored agency debt securities, highly rated commercial paper, highly rated corporate bonds, and accounts receivable. The Company currently invests the majority of its cash in municipal bonds,  U.S. government securities, U.S. government-guaranteed agency securities, U.S. Government sponsored agency debt securities and highly rated corporate bonds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 55%, 71% and 80% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2017, 2016 and 2015, respectively. These agencies accounted for 42% and 39% of the accounts receivable balances at April 30, 2017 and 2016, respectively. One such agency, the U.S. Army, accounted for 18%, 27% and 47% of the Company’s consolidated revenue for the years ended April 30, 2017, 2016 and 2015, respectively. The U.S. Army accounted for approximately 21%, 31% and 55% of UAS reportable segment sales for the years ended April 30, 2017, 2016 and 2015, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2017 and 2016, the retention balances were $1,537,000 and $1,453,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Intangibles Assets — Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. Acquired intangible assets include customer relationships and trade names. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations. At April 30, 2017, goodwill was not significant and is attributable to the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

Accrued Sales Commissions

As of April 30, 2017 and 2016, the Company accrued sales commissions in other current liabilities of $4,874,000 and $3,287,000, respectively.

Self‑Insurance Liability

The Company is self insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2017 and 2016, the Company estimated and recorded a self insurance liability in wages and related accruals of approximately $1,329,000 and $1,176,000, respectively.

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

Long‑Term Incentive Awards

For long‑term incentive awards outstanding as of April 30, 2017, a target payout is established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion, but not an obligation, to settle the restricted stock units in cash or stock.

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

Customer‑funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer‑funded research and development was approximately $43,597,000, $53,546,000 and $36,998,000 for the years ended April 30, 2017, 2016 and 2015, respectively. The related cost of sales for customer‑funded research and development totaled approximately $29,790,000, $34,786,000 and $24,776,000 for the years ended April 30, 2017, 2016 and 2015, respectively.

Lease Accounting

The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight‑line basis over the initial term of the lease with the difference between the rent paid and the straight‑line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight‑line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,719,000 and $1,714,000 as of April 30, 2017 and 2016, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $337,000, $486,000 and $416,000 for the years ended April 30, 2017, 2016 and 2015, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2017, 2016 and 2015, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were $(284,000), $(63,000), and $(580,000), respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted‑average number of common shares outstanding and excludes any anti‑dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2017	2016	2015
Numerator for basic earnings per share:
Net income attributable to AeroVironment	$12,479,000	$8,966,000	$2,895,000
Denominator for basic earnings per share:
Weighted average common shares	23,059,045	22,936,413	22,868,733
Dilutive effect of employee stock options, restricted stock and restricted stock units	248,693	217,080	277,264
Denominator for diluted earnings per share	23,307,738	23,153,493	23,145,997

During the years ended April 30, 2017, 2016 and 2015, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti‑dilutive. The number of options, restricted stock and restricted stock units which met this anti‑dilutive criterion was approximately 86,000, 22,000 and 43,000 for the years ended April 30, 2017, 2016 and 2015, respectively.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation—Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. The new standard simplifies the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory withholding requirements, as well as the related classification in the statement of cash flows. The new standard is effective for annual reporting periods beginning after December 15, 2016, and interim periods within those years, with early adoption permitted. The standard requires an entity to recognize all excess tax benefits and tax deficiencies as income tax benefit or expense in the income statement as discrete items in the reporting period in which they occur, and such tax benefits and tax deficiencies are not included in the estimate of an entity’s annual effective tax rate, applied on a prospective basis. Further, the standard eliminates the requirement to defer the recognition of excess tax benefits until the benefit is realized through a reduction to taxes payable. All excess tax benefits previously unrecognized, along with any valuation allowance, are to be recognized on a modified retrospective basis as a cumulative adjustment to retained earnings as of the date of adoption. Under the ASU, an entity that applies the treasury stock method in calculating diluted earnings per share is required to exclude excess tax benefits and deficiencies from the calculation of assumed proceeds since such amounts are recognized in the income statement. Excess tax benefits are also classified as operating activities in the same manner as other cash flows related to income taxes on the statement of cash flows, as such excess tax benefits no longer represent financing activities since they are recognized in the income statement, and are to be applied prospectively or retrospectively to all periods presented. The Company adopted the pronouncement beginning May 1, 2016. In connection with adopting the pronouncement beginning May 1, 2016, the Company recorded a cumulative increase of $265,000 in retained earnings with a corresponding increase in deferred tax assets in the consolidated balance sheet as of April 30, 2016 related to the prior years' unrecognized excess tax benefits. Excess tax benefits related to exercised options and vested restricted stock awards during the fiscal year ended April 30, 2017 have been recognized in the current period’s income statement. The Company also excluded the excess tax benefits from the calculation of diluted earnings per share for the fiscal year ended April 30, 2017. The Company applied the cash flow presentation section of the guidance on a prospective basis, and the prior period statement of cash flows was not adjusted.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements. The Company currently does not hold a large number of leases classified as operating leases under the existing lease standard, with the only significant leases being the Company’s various property leases.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less a normal profit margin.  Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method.  The amendments in this update are effective for fiscal years beginning after December 15, 2016, with early adoption permitted.  The Company does not anticipate a material impact from adopting ASU 2015-11 during fiscal year 2018.

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

2.           Investments

Investments consist of the following:

	April 30,
	2017	2016
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$47,437	$42,179
U.S. government securities	14,515	21,184
Corporate bonds	55,519	40,041
Certificates of deposit	2,500	—
Total held-to-maturity and short-term investments	$119,971	$103,404
Long-term investments:
Held-to-maturity securities:
Municipal securities	$8,942	$—
U.S. government securities	22,540	7,518
Corporate bonds	8,117	23,561
Total held-to-maturity investments	39,599	31,079
Available-for-sale securities:
Auction rate securities	2,497	2,780
Total available-for-sale investments	2,497	2,780
Total long-term investments	$42,096	$33,859

Held‑To‑Maturity Securities

As of April 30, 2017 and 2016, the balance of held‑to‑maturity securities consisted of state and local government municipal securities, U.S. government securities, corporate bonds and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized losses, and estimated fair value of the held‑to‑maturity investments as of April 30, are as follows (in thousands):

	April 30, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$56,379	$30	$(21)	$56,388
U.S. government securities	37,055	2	(41)	37,016
Corporate bonds	63,636	9	(85)	63,560
Certificates of deposit	2,500	1	—	2,501
Total held-to-maturity investments	$159,570	$42	$(147)	$159,465

The amortized cost and fair value of the Company’s held‑to‑maturity securities by contractual maturity at April 30, 2017, are as follows:

	Cost	Fair Value
Due within one year	$119,971	$119,893
Due after one year through five years	39,599	39,572
Total	$159,570	$159,465

Available‑For‑Sale Securities

Auction Rate Securities

As of April 30, 2017 and 2016, the entire balance of available‑for‑sale auction rate securities consisted of two investment grade auction rate municipal bonds with maturities ranging from 2 to 17 years. These investments have characteristics similar to short‑term investments, because at pre‑determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll‑over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2017 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2017 and 2016. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2017, it did not consider these investments to be other‑than‑temporarily impaired.

The amortized cost, gross unrealized losses, and estimated fair value of the available‑for‑sale auction rate securities are as follows (in thousands):

	April 30,
	2017	2016
Auction rate securities
Amortized cost	$2,700	$3,100
Gross unrealized losses	(203)	(320)
Fair value	$2,497	$2,780

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at April 30, 2017 are as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$700	$701
Due after 10 years	2,000	1,796
Total	$2,700	$2,497

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

•	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2017, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,497	$2,497
Total	$—	$—	$2,497	$2,497

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2016	$2,780
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	117
Purchases, issuances and settlements, net	(400)
Balance at April 30, 2017	$2,497
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2017	$—

The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. As of April 30, 2017, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 1.6%, estimated redemption periods of 2 to 17 years and discount rates of 2.4% to 12.7%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4.           Inventories, net

Inventories consist of the following:

	April 30,
	2017	2016
	(In thousands)
Raw materials	$18,365	$11,609
Work in process	16,168	4,259
Finished goods	30,793	26,073
Inventories, gross	65,326	41,941
Reserve for inventory excess and obsolescence	(5,250)	(4,455)
Inventories, net	$60,076	$37,486

Inventory held at third parties as of April 30, 2017 and 2016 was $4,039,000 and $5,329,000, respectively.

5.           Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows:

	April 30,
	2017	2016
	(In thousands)
Licenses	$818	$818
Customer relationships	1,600	-
Trademarks and tradenames	60	-
Other	3	-
Less accumulated amortization	(658)	(518)
Intangibles, net	$1,823	$300

The weighted average amortization period at April 30, 2017 and 2016 was six years and four years, respectively. Amortization expense for the years ended April 30, 2017, 2016 and 2015 was $139,000, $80,000 and $249,000, respectively.

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in its Altoy joint venture on February 1, 2017.  Refer to Note 19 - Business Combinations for further details.

During the fiscal year ended April 30, 2015, the Company recorded an impairment charge of $438,000 recorded in SG&A expenses related to an exclusive distribution agreement as the Company determined that it would not be selling any products through the exclusive distribution agreement.

Estimated amortization expense for the next five years is as follows:

Year ending
April 30,
(In thousands)
2018	$318
2019	317
2020	298
2021	237
2022	237
$1,407

6.           Goodwill

The following table presents the changes in the Company's goodwill balance (in thousands):

Balance at April 30, 2016	$—
Goodwill arising from acquisitions	122
Balance at April 30, 2017	$122

The increase of goodwill is attributable to the acquisition of a controlling interest in Altoy as detailed in Note 19 - Business Acquisitions.

7.           Property and Equipment, net

Property and equipment consist of the following:

	April 30,
	2017	2016
	(In thousands)
Leasehold improvements	$9,809	$8,939
Machinery and equipment	53,077	48,034
Furniture and fixtures	1,962	1,730
Computer equipment and software	32,485	30,171
Construction in process	4,608	3,885
Property and equipment, gross	101,941	92,759
Less accumulated depreciation and amortization	(82,721)	(75,997)
Property and equipment, net	$19,220	$16,762

Depreciation expense for the years ended April 30, 2017, 2016 and 2015 was $6,913,000, $5,993,000 and $8,116,000, respectively.  At April 30, 2017 and 2016, property and equipment includes computer equipment and software under capital leases with a cost basis of $1,836,000 and $1,836,000 and accumulated depreciation of $1,433,000 and $1,058,000, respectively. Depreciation of computer equipment and software under capital leases was $375,000 and $455,000 for the fiscal years ended April 30, 2017 and 2016 respectively.

8.           Investments in Companies Accounted for Using the Equity Method

In March of 2014, the Company purchased 49% of the outstanding common stock of Altoy, a Turkish corporation founded in February 2014. During the years ended April 30, 2017, 2016 and 2015, the Company recorded 49% of the net loss of Altoy, or $119,000, $138,000 and $240,000, respectively, in “Other (expense) income” in the consolidated statement of income. At April 30, 2016 and 2015, the carrying value of the investment in Altoy was $386,000 and $230,000, respectively, and was recorded in “Other assets, long‑term.”

On February 1, 2017, the Company acquired an additional 36% interest in Altoy, increasing the Company’s total ownership interest to 85%, for total cash consideration of $625,000. As a result of the Company obtaining a controlling interest in Altoy, Altoy has been consolidated into the consolidated financial statements of the Company as of the date of the acquisition.  Refer to Note 19 - Business Acquisitions.

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2017	2016
	(In thousands)
Beginning balance	$4,134	$2,653
Warranty expense	1,428	4,516
Changes in estimates related to pre-existing warranties	1,651	(424)
Warranty costs settled	(3,982)	(2,611)
Ending balance	$3,231	$4,134

During the fiscal year ended April 30, 2017, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $1,651,000, related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At April 30, 2017, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $441,000. As of April 30, 2017 a total of $1,762,000 of costs related to this warranty have been incurred. The impact to net income attributable to AeroVironment and diluted earnings per share of the change in estimate was approximately $(1,034,000) and $(0.04), respectively.

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $3,016,000, $3,028,000 and $2,818,000 in contributions to the plan for the years ended April 30, 2017, 2016 and 2015, respectively.

11.          Severance Charges

During the fiscal year ended April 30, 2017, the Company recorded severance costs totaling $2,190,000. Of this total, approximately $850,000 was due to two officers who left the Company during the fiscal year ended April 30, 2017. The remaining severance costs were due to certain strategic headcount reductions consisting entirely of severance payments. Of the total, approximately $900,000 was recorded to cost of sales and $1,290,000 was recorded to SG&A. Of the total recorded to cost of sales, approximately $550,000 related to UAS and approximately $350,000 to EES.  The Company does not report SG&A costs by segment as the CODM only reviews the revenue and gross margin results for each of these segments when making resource allocation decisions.  Of the total, approximately $295,000 was in accrued wages and related accruals at April 30, 2017.

During the fiscal year ended April 30, 2016, the Company made certain strategic headcount reductions with a total cost of approximately $933,000, consisting entirely of severance payments. The Company recorded this charge during its fourth fiscal quarter ended April 30, 2016.  Of the total, approximately $362,000 was recorded to cost of sales and $571,000 was recorded to SG&A. Of the total recorded to cost of sales, approximately $300,000 related to UAS and approximately $62,000 to EES.  The Company does not report SG&A costs by segment as the CODM only reviews the revenue and gross margin results for each of these segments when making resource allocation decisions.  Of the total, approximately $834,000 was in accrued wages and related accruals at April 30, 2016.  All amounts were paid out prior to April 30, 2017.

12.          Stock‑Based Compensation

For the years ended April 30, 2017, 2016 and 2015, the Company recorded stock‑based compensation expense of approximately $3,709,000,  $4,562,000 and $3,768,000, respectively.

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

The fair value of stock options granted was estimated at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2017, 2016 and 2015:

	Year Ended April 30,
	2017	2016	2015
Expected term (in years)	—	6.00	6.00
Expected volatility	—%	36.14%	44.65%
Risk-free interest rate	—%	1.88%	1.92%
Expected dividend	—	—	—
Weighted average fair value at grant date	$—	$10.18	$14.05

No options were granted during the fiscal year ended April 30, 2017.

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

Information related to the stock option plans at April 30, 2017, 2016 and 2015, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2014	713,110	23.20	48,511	7.18	105,079	0.52
Options granted	85,599	31.27	—	—	—	—
Options exercised	(30,000)	23.81	(3,518)	2.13	(1,500)	0.59
Options canceled	(111,592)	24.75	—	—	—	—
Outstanding at April 30, 2015	657,117	23.96	44,993	7.57	103,579	0.59
Options granted	128,000	26.83	—	—	—	—
Options exercised	(43,000)	21.81	(31,161)	5.70	(10,720)	0.59
Options canceled	(58,318)	25.98	(8)	2.13	—	—
Outstanding at April 30, 2016	683,799	24.46	13,824	11.79	92,859	0.59
Options granted	—	—	—	—	—	—
Options exercised	(167,310)	22.32	(9,601)	11.79	(27,219)	0.59
Options canceled	(64,865)	26.76	(4,223)	11.79	—	—
Outstanding at April 30, 2017	451,624	24.92	—	—	65,640	0.59
Options exercisable at April 30, 2017	311,506	$24.52	—	$—	65,640	$0.59

The total intrinsic value of all options exercised during the years ended April 30, 2017, 2016 and 2015 was approximately $1,801,000,  $1,218,000, and $455,000, respectively. The intrinsic value of all options outstanding at April 30, 2017 and 2016 was $3,656,000 and $6,060,000, respectively. The intrinsic value of all exercisable options at April 30, 2017 and 2016 was $3,208,000 and $5,047,000, respectively.

A summary of the status of the Company’s non‑vested stock options as of April 30, 2016 and the year then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Options	Fair Value
Non-vested at April 30, 2016	292,513	$10.53
Granted	—	—
Expired	—	—
Canceled	(60,619)	10.71
Vested	(91,776)	10.07
Non-vested at April 30, 2017	140,118	$10.76

As of April 30, 2017, there was approximately $8,248,000 of total unrecognized compensation cost related to non‑vested share‑based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately three‑year period or a weighted average period of approximately 2.4 years.

The weighted average fair value of options issued for the years ended April 30, 2016 and 2015 was $10.18 and $14.05, respectively. No options were granted during the fiscal year ended April 30, 2017. The total fair value of shares vesting during the years ended April 30, 2017, 2016 and 2015 was $3,332,000,  $2,965,000 and $2,389,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2017, 2016 and 2015 were approximately $3,865,000,  $1,122,000 and $722,000, respectively. The tax benefit realized from stock‑based compensation during the years ended April 30, 2017, 2016 and 2015 was approximately $0,  $98,000, and $191,000, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2017:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2017	Years	Price	2017	Price
$0.59	-	18.32	115,640	4.25	$8.15	108,040	$7.45
18.33	-	22.90	98,000	4.56	19.87	74,000	19.97
22.91	-	26.99	134,600	5.66	25.77	68,600	24.91
27.00	-	29.26	100,000	5.70	28.00	80,000	28.18
29.27	-	32.19	69,024	5.54	30.94	46,506	30.78
$0.59	-	32.19	517,264	5.13	$21.83	377,146	$20.36

The remaining weighted average contractual life of exercisable options at April 30, 2017 was 4.33 years.

Information related to the Company’s restricted stock awards at April 30, 2017 and for the year then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2016	427,064	$25.99
Stock granted	126,557	25.33
Stock vested	(134,270)	24.82
Stock canceled	(56,093)	25.29
Unvested stock at April 30, 2017	363,258	$26.30

13.          Long‑Term Incentive Awards

On May 30, 2017, the Company granted an award under the Restated 2006 Plan to key employees. Each award generally consists of: (i) 50% of the target in time based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) 50% of the target in performance based restricted stock units. For the performance based awards, the performance period is the three‑year period ending April 30, 2019. A target payout was established at the award date. Each recipient was issued time based restricted stock awards on the award date generally equal to 50% of the award date target.  The actual payout for the performance awards at the end of the performance period will be calculated based upon the Company’s achievement of established revenue and operating income targets for the performance period. Payouts of the performance awards will be made in shares of restricted stock units.

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

During the year ended April 30, 2015, the Company granted a performance award under the Restated 2006 Plan to key employees. The performance period for the award is the three-years ended April 30, 2017. A target payout was established at the award date. The actual payout at the end of the performance period will be calculated based upon the Company’s achievement of revenue and gross margin for the fiscal year ended April 30, 2017. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock. The revenue and operating targets under the plan were not achieved, and therefore, no amounts will be paid out on the 2015 long-term incentive awards.

The cash component of the award is accounted for as a liability. The equity component is accounted for as a stock‑based liability, as the restricted stock units may be settled in cash or stock solely at the discretion of the Company. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

During the years ended April 30, 2017, 2016 and 2015, the Company did not record any compensation expense for the long‑term incentive awards. At April 30, 2017 and 2016, the Company had an accrued liability of $0 for outstanding awards. At April 30, 2017, the maximum compensation expense that may be recorded for outstanding awards is $2,690,000.

14.          Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
Domestic	$14,415	$8,125	$2,138
Foreign	(206)	(57)	(245)
Total	$14,209	$8,068	$1,893

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.  The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax (benefit) expense is as follows:

	Year Ended April 30,
	2017	2016	2015
U.S. federal statutory income tax rate	34.0%	35.0%	35.0%
State and local income taxes, net of federal benefit	(3.0)	(15.3)	(84.4)
R&D and other tax credits	(19.5)	(49.9)	(172.3)
Valuation allowance	6.4	17.1	96.7
Foreign rate differential	0.2	—	—
Uncertain tax position adjustment	—	—	(1.9)
Return to provision adjustments	(0.4)	6.1	78.3
Permanent items	(4.0)	(2.6)	(5.2)
Other	(1.4)	(1.5)	0.9
Effective income tax rate	12.3%	(11.1)%	(52.9)%

The components of the (benefit) provision for income taxes are as follows (in thousands):

	Year Ended April 30,
	2017	2016	2015
Current:
Federal	$1,766	$1,804	$573
State	129	154	(1,292)
Foreign	—	—	—
	1,895	1,958	(719)
Deferred:
Federal	(451)	(2,859)	(1,972)
State	343	3	1,689
Foreign	(35)
	(143)	(2,856)	(283)
Total income tax (benefit) expense	$1,752	$(898)	$(1,002)

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2017	2016
Deferred income tax assets:
Accrued expenses	$7,074	$8,238
Allowances, reserves, and other	1,801	1,330
Unrealized loss on securities	74	119
Net operating loss and credit carry-forwards	11,854	9,554
Intangibles basis	43	416
Total deferred income tax assets	20,846	19,657
Deferred income tax liabilities:
Other	(29)	—
Fixed asset basis	(428)	(395)
Total deferred income tax liabilities	(457)	(395)
Valuation allowance	(5,416)	(4,511)
Net deferred tax assets	$14,973	$14,751

At April 30, 2017 and 2016 the Company recorded a valuation allowance of $5,416,000 and $4,511,000, respectively, against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against foreign net operating losses that are not more likely than not to be utilized.  The valuation allowance increased by $905,000 and $1,383,000 for April 30, 2017 and April 30, 2016, respectively.

At April 30, 2017 the Company had state credit carryforwards of $18,173,000 that do not expire and federal tax credit carryforwards of $7,003,000 that expire in 2035.

At April 30, 2017, the Company had multiple state net operating loss carryforwards and had foreign losses of approximately $57,000 and $1,144,000, respectively. The state net operating loss carryforwards begin to expire in 2023. $1,017,000 of the foreign loss carryforwards begin to expire in 2019 with the remainder having an indefinite carryforward.

At April 30, 2017 and 2016, the Company had approximately $9,856,000 and $9,905,000, respectively, of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that none of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2017 and 2016 (in thousands):

	April 30,
	2017	2016
Balance as of May 1	$9,905	$8,190
Increases related to prior year tax positions	3	581
Decreases related to prior year tax positions	(26)	—
Increases related to current year tax positions	901	1,144
Decreases related to lapsing of statute of limitations	(927)	(10)
Balance as of April 30,	$9,856	$9,905

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2017 and 2016, the Company had accrued approximately $16,000 and $55,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2014 to 2017 remain open to examination by the IRS for federal income taxes. The tax years 2010 to 2017 remain open for major state taxing jurisdictions.

During the fiscal year ended April 30, 2017, the Company recorded a reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits.

15.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Total Accumulated
		Other
	Available-for-Sale	Comprehensive
	Securities	Loss
Total accumulated other comprehensive loss balance as of April 30, 2016	$(201)	$(201)
Unrealized gains, net of $43 of taxes	74	74
Total accumulated other comprehensive loss balance as of April 30, 2017	(127)	(127)

16.          Changes in Accounting Estimates

During the years ended April 30, 2017, 2016 and 2015, the Company revised its estimates at completion of various fixed-price contracts which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. The changes in estimates resulted in cumulative catch-up adjustments to income from continuing operations for the years ended April 30, 2017, 2016 and 2015 that were not material.

Refer also to Note 9 – Warranty Reserves for further details of change in warranty estimates during the fiscal year ended April 30, 2017.

17.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $80,000, $96,000 and $96,000 for fiscal years ended April 30, 2017, 2016 and 2015, respectively, for consulting services independent of his board service.

18.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. The Company finances the purchase of certain IT equipment and perpetual software licenses under capital lease arrangements. Following is a summary of non‑cancelable operating and capital lease commitments:

	April 30, 2017
	(In thousands)

	Operating leases	Capital leases
2018	$3,492	$304
2019	3,046	168
2020	2,888	—
2021	2,042	—
2022	1,648	—
Thereafter	2,631	—
	$15,747	472
Less: amounts representing interest		(23)
Present value of capital lease obligations		449
Less: Current portion		(288)
Long-term portion of capital lease obligations		$161

Rental expense under operating leases was approximately $4,612,000, $4,820,000 and $4,350,000 for the years ended April 30, 2017, 2016 and 2015, respectively.

Not included in the table above are future rental payments associated with a lease amendment executed by the Company on June 13, 2017 to amend and extend its existing lease for one of its administrative properties. The amendment extends the term of the lease until June 30, 2022 and provides a tenant improvement allowance of up to $420,332. Beginning July 1, 2017, base monthly rent under the Second Amendment will be $65,200, which amount shall increase by 2.5%, compounded annually, commencing July 1, 2018.  In addition, the Company has two 5-year options to extend the term of lease at the end of the then-current term.

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

At April 30, 2017 and 2016, the Company had outstanding letters of credit totaling $2,070,000 and $1,080,000, respectively.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations (“FAR”), the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future.

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured.

The Defense Contract Management Agency (“DCMA”) disallowed a portion of the Company’s executive compensation and/or other costs included in the Company’s fiscal 2006, 2007 and 2008 incurred cost claims and sought interest for all three years and penalties for fiscal 2006, based on the disallowed costs.  The Company appealed these cost disallowances to the Armed Services Board of Contract Appeals. For fiscal 2006, as a result of partial settlements and a decision of the Armed Services Board of Contract Appeals in March 2016, the government’s remaining claims were dismissed with prejudice.  All of the government’s claims related to the Company’s 2007 and 2008 incurred cost claims were settled as of October 2015 by payment to the government of $50,000 and the government’s claims related to the Company’s 2009 and 2010 incurred cost claims were settled as of October 2015 and April 2016, respectfully, without the payment of any consideration. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims for fiscal years 2011 through 2014 without payment of any consideration.

As a result of the settlement agreements and the Armed Services Board of Contract Appeals ruling, the Company reversed reserves of $3,607,000 related to those fiscal years as a credit to cost of sales, allocated as $3,203,000 to the UAS segment and $404,000 to the EES segment during the fiscal year ended April 30, 2016. At April 30, 2017 and 2016, the Company did not have any remaining reserves for incurred cost claim audits.

19.          Business Acquisitions

On February 1, 2017, the Company completed the acquisition of 36% of the common shares of Altoy for cash consideration of $625,000,  which increased its interest from 49% to 85% and provided the Company with control over Altoy. As a result, Altoy became a consolidated subsidiary of the Company on the date of the acquisition. Altoy aims to market and distribute small UAS in Turkey. The Company previously accounted for its 49% interest in Altoy as an equity method investment. As a result of the acquisition, the Company is expected to expand the sales of its small UAS and related services in Turkey.

The following table summarizes the consideration transferred to acquire Altoy and the amounts of identified assets acquired and liabilities assumed at the acquisition date, as well as the fair value of the noncontrolling interest in Altoy at the acquisition date (in thousands):

Customer relationships	$1,600
Goodwill	122
Trademark and trade names	60
Deferred tax liability	(332)
Other assets and liabilities assumed	286
Total net identified assets acquired	$1,736

Fair value of consideration transferred:
Cash	$625
Fair value of the Company's investment in Altoy prior to the acquisition	851
Fair value of the noncontrolling interest in Altoy	260
Total	$1,736

As a result of the Company obtaining control over Altoy, the Company’s previously held 49% interest was remeasured to fair value, resulting in a gain of $584,000 which has been recognized in “other income (loss), net” on the consolidated statement of income.

The fair value of the noncontrolling interest of $260,000 and the fair value of the previously held equity interest of $851,000 in Aloy, immediately prior to the acquisition, were estimated by applying an income approach. These fair value measurements of the noncontrolling interest and the previously held equity interest are based on significant inputs not observable in the market, and thus represent Level 3 measurements.

The goodwill is attributable to the workforce of Altoy and expected future customers in the Turkey market.  Goodwill is not tax deductible for tax purposes.  All of the goodwill was assigned to the Company’s UAS segment.

Supplemental Pro Forma Information (unaudited)

Altoy contributed revenues of $0 and a net loss of $122,000 to the Company for the period from February 1, 2017 to April 30, 2017. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on May 1, 2015 (in thousands):

	Fiscal year ended April 30,
	2017	2016
Revenue	$265,220	$264,301
Net income	$11,654	$9,168
Net income attributable to AeroVironment	$11,734	$9,239

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated after applying the Company’s accounting policies and adjusting the results of Altoy to reflect the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from May 1, 2015, with the consequential tax effects.

The Company incurred approximately $74,000 of acquisition-related costs. These expenses are included in selling, general and administrative expense on the Company’s consolidated income statement for the fiscal year ended April 30, 2017 and are reflected in pro forma net income for the fiscal year ended April 30, 2016, in the table above.

The unaudited pro forma supplemental information is based on estimates and assumptions which we believe are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2015.

20.          Segment Data

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

The segment results are as follows (in thousands):

	Year Ended April 30,

	2017	2016	2015
Revenue:
UAS	$228,940	$233,738	$220,950
EES	35,933	30,360	38,448
Total	264,873	264,098	259,398
Cost of sales:
UAS	135,937	132,209	128,233
EES	26,826	19,786	26,897
Total	162,763	151,995	155,130
Gross margin:
UAS	93,003	101,529	92,717
EES	9,107	10,574	11,551
Total	102,110	112,103	104,268
Selling, general and administrative	56,537	60,077	55,763
Research and development	33,042	42,291	46,491
Income from operations	12,531	9,735	2,014
Other income (expense):
Interest income, net	1,618	1,032	882
Other income (expense), net	60	(2,699)	(1,003)
Income before income taxes	$14,209	$8,068	$1,893

Geographic Information

Sales to non‑U.S. customers accounted for 36%, 28% and 9% of revenue for each of the fiscal years ended April 30, 2017, 2016 and 2015, respectively.

21.          Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two‑year period ended April 30, 2017. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company’s fiscal year ends on

April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 30, 2016		October 29, 2016	January 28, 2017	April 30, 2017
	(In thousands except per share data)
Year ended April 30, 2017
Revenue	$36,218		$50,116	$53,163	$125,376
Gross margin	$6,683		$17,417	$19,351	$58,659
Net (loss) income attributable to AeroVironment	$(11,642)	(1)	$(4,172)	$(2,183)	$30,476	(2)
Net (loss) income per share attributable to AeroVironment—basic(6)	$(0.51)		$(0.18)	$(0.09)	$1.32
Net (loss) income per share attributable to AeroVironment—diluted(6)	$(0.51)		$(0.18)	$(0.09)	$1.30

	Three Months Ended
	August 2,		November 1,		January 31,		April 30,
	2015		2015		2016		2016
	(In thousands except per share data)
Year ended April 30, 2016
Revenue	$47,050		$64,731		$67,560		$84,757
Gross margin	$16,023		$31,533	(4)	$26,625		$37,922
Net (loss) income	$(6,981)	(3)	$4,419		$6,164	(5)	$5,364
Net (loss) income per share—basic(6)	$(0.30)		$0.19		$0.27		$0.23
Net (loss) income per share—diluted(6)	$(0.30)		$0.19		$0.27		$0.23

(1)	Includes the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year tax audits.
(2)

Includes a gain of $0.6 million related to the acquisition of a controlling interest in our Turkish Joint Venture, Altoy, which was recorded to other income (expense), net in the consolidated statement of operations.

(3)

Includes an other-than-temporary-impairment loss of $2.2 million related to the Company’s investment in the CybAero shares which was recorded to other expense, net in the consolidated statement of operations.

(4)

Includes reversal of $3.5 million remaining reserve as a result of the settlement by the parties or the dismissal by the Armed Services Board of Contract Appeals of the government’s claims related to the Company’s incurred cost submittals for fiscal years 2006 through 2009 which was recorded as a credit to cost of sales.

(5)	Includes the impact of $0.9 million of out-of-period expenses related to sales and use tax and capital leases.
(6)

Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share may not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2015	$791	$106	$—	$(291)	$606
2016	$606	$178	$—	$(522)	$262
2017	$262	$56	$—	$(27)	$291
Warranty reserve for the year ended April 30:
2015	$1,280	$2,919	$—	$(1,546)	$2,653
2016	$2,653	$4,516	$(424)	$(2,611)	$4,134
2017	$4,134	$3,079	$—	$(3,982)	$3,231
Reserve for inventory excess and obsolescence for the year ended April 30:
2015	$3,234	$2,035	$—	$(681)	$4,588
2016	$4,588	$2,767	$—	$(2,900)	$4,455
2017	$4,455	$2,040	$—	$(1,245)	$5,250
Reserve for self-insured medical claims for the year ended April 30:
2015	$1,281	$8,953	$—	$(8,941)	$1,293
2016	$1,293	$9,213	$—	$(9,330)	$1,176
2017	$1,176	$8,251	$—	$(8,098)	$1,329

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2017, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2017 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2017 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a‑15 or 15d‑15 that occurred during the quarter ended April 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

On June 26, 2017, we entered into an Amended and Restated Severance Protection Agreement (the “Severance Agreement”) with Teresa Covington, who was appointed our Senior Vice President and Chief Financial Officer effective March 1, 2017.  The material terms of the Severance Agreement are as follows:

(a)The Severance Agreement expires on December 31, 2018, provided, however, that if a change in control (as that term is defined in the Severance Agreement) occurs during the term of the agreement, the term will be extended to the date that is 18 months after the date of the occurrence of such change in control.

(b)Upon termination of her employment by us without cause or by her for good reason (as those terms are defined in the Severance Agreement) within 18 months following a change in control, Ms. Covington is entitled to receive (i) her prorated bonus target for the year in which the termination occurs, (ii) a lump sum cash payment equal to 1.0x the sum of her base salary at the rate in effect on the termination date (or, if higher, the highest base salary rate in effect at any time during the 180-day period prior to a change in control), her annual target bonus for the year in which the termination occurs and 100% of her target payout under all outstanding long-term incentive plan awards, (iii) acceleration of vesting and exercisability of equity awards, (iv) the continuation of certain employee welfare plan benefits for her and her dependents and beneficiaries for a period of 12 months and (v) outplacement services for a period of 12 months, or if earlier, until the first acceptance by her of an offer of employment.

(c)If her employment is terminated by us without cause or by her for good reason, and a change in control occurs prior to the earlier of the date which is three (3) months following the termination date or February 14th of the calendar year following the year in which the termination date occurs, Ms. Covington is entitled to receive the benefits described in (b) above.

(d)Ms. Covington will receive the following severance benefits if her employment is terminated by us for any reason other than cause in a context that does not involve a change in control, or upon any termination by reason of her death or disability: (i) her prorated bonus target for the year in which the termination occurs, (ii) a lump sum payment in an amount equal to her base salary at the rate in effect on the termination date, and (iii) the continuation of certain employee welfare plan benefits for her and her dependents and beneficiaries for a period of 12 months.

To receive the severance benefits described above, Ms. Covington must execute a full release of any and all claims against us and comply with certain obligations specified in the agreement for 12 months following the termination date, including non-solicitation and non-disparagement obligations and continued compliance with the obligations under her patent and confidentiality agreement with us. Any waiver of any breach of such obligations must be approved by us.

The descriptions of the Indemnification Agreements, Consulting Agreement and Task Order Severance Agreement set forth in this Item 9B are is not complete and are is qualified in their its entirety by reference to the full text of the form of Indemnification Agreement and the full text of the Consulting Severance Agreement and the Task Order which are is filed as Exhibits 10.1, 10.31 and 10.32 36 to this Annual Report on Form 10-K and are is incorporated herein by reference.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and Subsidiaries

We have audited AeroVironment, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2017, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AeroVironment, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, AeroVironment, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of April 30, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AeroVironment, Inc. and subsidiaries as of April 30, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2017 of AeroVironment, Inc. and subsidiaries and our report dated June 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Los Angeles, California
June 27, 2017

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S‑K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2017, and that information is incorporated by reference herein.

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

The information required by Item 407(d)(4) and (5) of Regulation S‑K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.  Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S‑K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S‑K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S‑K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1.  Financial Statements

The following consolidated financial statements are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 30, 2017 and 2016

•	Consolidated Statements of Income for the Years Ended April 30, 2017, 2016 and 2015

•	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2017, 2016 and 2015

•	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2017, 2016 and 2015

•	Consolidated Statements of Cash Flows for the Years Ended April 30, 2017, 2016 and 2015

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The following Schedule is included in Item 8:

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.  Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
10.1#(4)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.5#(3)	Form of Directors’ Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement

Exhibit Number	Exhibit
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2012
10.10#	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.11#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13#(6)	Form of Long‑Term Compensation Award Grant Notice and Long‑Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.14#(2)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.15#	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.16(7)

Standard Industrial/Commercial Single‑Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto

10.17

First Amendment to Lease Agreement dated October 10, 2011 and Second Amendment to Lease Agreement dated June 2, 2017 by and between AeroVironment, Inc. and Simi Valley-NCR, LLC for the property located at 85 Moreland Road, Simi Valley, California

10.18(8)

Standard Industrial/Commercial Single‑Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto

10.19(8)

Standard Industrial/Commercial Single‑Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto

10.20(9)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.21(9)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.22(9)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.23(10)

Standard Multi-Tenant Office Lease — Gross, dated September 24, 2015, between AeroVironment, Inc. and Monrovia Technology Campus LLC for property at 800 Royal Oaks Dr. Monrovia, California, including addendums thereto

10.24#(3)	Retiree Medical Plan
10.25†(11)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
10.26†(12)	Contract modification P00015 dated September 5, 2013 under the base contract with the US Army Contracting Command—Redstone Arsenal (Missile) dated August 30, 2012
10.27†(13)	Contract modification P00074 dated September 27, 2016 under the base contract with the US Army Contracting Command — Redstone Arsenal (Missile) dated August 30, 2012
10.28(14)	Consulting Agreement, dated February 5, 2015, between Jikun Kim and AeroVironment, Inc.
10.29#(15)	Offer Letter, dated June 15, 2015 from AeroVironment, Inc. to Raymond D. Cook
10.30#(16)	Form of Severance Protection Agreement dated as of December 10, 2015, by and between AeroVironment, Inc. and each non-CEO executive officer

Exhibit Number	Exhibit
10.31(16)	Form of Director Letter Agreement by and between AeroVironment, Inc. and each non-employee director
10.32#(17)	Separation Agreement by and between AeroVironment, Inc. and Cathleen Cline dated as of April 28, 2016
10.33(17)	Consulting Agreement by and between AeroVironment, Inc. and Cathleen Cline dated as of April 28, 2016
10.34(18)	Severance Agreement and General Release by and between AeroVironment, Inc. and Raymond Cook dated as of December 19, 2016
10.35(3)	Severance Protection Agreement dated as of May 2, 2016, by and between AeroVironment, Inc. and Wahid Nawabi
10.36#	Amended and Restated Severance Protection Agreement dated as of June 26, 2017, by and between AeroVironment, Inc. and Teresa Covington
10.37(3)	Consulting Agreement by and between AeroVironment, Inc. and Charles R. Holland executed as of March 7, 2016
10.38(3)	Task Order #FY16-001 to Consulting Agreement by and between AeroVironment, Inc. and Charles R. Holland executed as of March 7, 2016
10.39	Amendment No. 1 dated November 28, 2016 and Amendment No. 2 dated June 7, 2017 to Standard Consulting Agreement and corresponding Task Orders by and between AeroVironment, Inc. and Charles R. Holland
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S‑1 (File No. 333‑137658).

(4)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).

(5)	Incorporated by reference to the exhibits to the Company’s Form 8‑K filed on October 5, 2011 (File No. 001‑33261).

(6)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8‑K filed July 28, 2010 (File No. 001‑33261).

(7)	Incorporated by reference herein to the exhibits on the Company’s Annual Report on Form 10‑K filed June 29, 2007 (File No. 001‑33261).

(8)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed June 26, 2008 (File No. 001‑33261).

(9)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 9, 2015 (File No. 001-33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed March 5, 2014 (File No. 001‑33261).

(11)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed on June 21, 2011 (File No. 001‑33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed November 27, 2013 (File No. 001‑33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10 Q filed December 7, 2016 (File No. 001 33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8‑K filed February 5, 2015 (File No. 001‑33261).

(15)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed July 7, 2015 (File No. 001-33261).

(16)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

(17)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed May 4, 2016 (File No. 001-33261).

(18)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed December 20, 2016 (File No. 001-33261).

†Confidential treatment has been granted for portions of this exhibit.

#Indicates management contract or compensatory plan.

(c)Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 27, 2017		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Wahid Nawabi and Teresa Covington, each of them acting individually, as his attorney‑in‑fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10‑K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys‑ in‑fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney‑in‑fact and any and all amendments to this Annual Report on Form 10‑K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 27, 2017
Wahid Nawabi	Executive Officer and Director
(Principal Executive Officer)

/s/ Teresa P. Covington	Senior Vice President and	June 27, 2017
Teresa P. Covington	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Timothy E. Conver	Chairman	June 27, 2017
Timothy E. Conver

/s/ Edward R. Muller	Director	June 27, 2017
Edward R. Muller

/s/ Arnold L. Fishman	Director	June 27, 2017
Arnold L. Fishman

/s/ Stephen F. Page	Director	June 27, 2017
Stephen F. Page

/s/ Charles R. Holland	Director	June 27, 2017
Charles R. Holland

/s/ Catharine Merigold	Director	June 27, 2017
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 27, 2017
Charles Thomas Burbage