Form 10-Q
period 2017-07-29
AeroVironment Inc
filed 2017-08-30
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2017

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

As of August  22, 2017, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,840,300.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 29,	April 30,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,473	$79,904
Short-term investments	107,831	119,971
Accounts receivable, net of allowance for doubtful accounts of $469 at July 29, 2017 and $291 at April 30, 2017	30,685	74,361
Unbilled receivables and retentions	10,753	14,120
Inventories, net	72,017	60,076
Income tax receivable	2,969	—
Prepaid expenses and other current assets	5,266	5,653
Total current assets	346,994	354,085
Long-term investments	35,844	42,096
Property and equipment, net	20,317	19,220
Deferred income taxes	15,646	15,089
Other assets	1,938	2,010
Total assets	$420,739	$432,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,966	$20,283
Wages and related accruals	10,608	12,966
Income taxes payable	—	1,418
Customer advances	4,593	3,317
Other current liabilities	8,530	10,079
Total current liabilities	37,697	48,063
Deferred rent	1,673	1,719
Capital lease obligations - net of current portion	104	161
Other non-current liabilities	184	184
Deferred tax liability	79	116
Liability for uncertain tax positions	64	64
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 29, 2017 and April 30, 2017	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,840,300 shares at July 29, 2017 and 23,630,419 at April 30, 2017	2	2
Additional paid-in capital	165,359	162,150
Accumulated other comprehensive loss	(125)	(127)
Retained earnings	215,486	219,929
Total AeroVironment stockholders' equity	380,722	381,954
Noncontrolling interest	216	239
Total equity	380,938	382,193
Total liabilities and stockholders’ equity	$420,739	$432,500

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 29,	July 30,
	2017	2016
Revenue:
Product sales	$31,091	$15,737
Contract services	12,673	20,481
	43,764	36,218
Cost of sales:
Product sales	24,217	15,222
Contract services	7,917	14,313
	32,134	29,535
Gross margin:
Product sales	6,874	515
Contract services	4,756	6,168
	11,630	6,683
Selling, general and administrative	13,331	13,663
Research and development	6,461	8,600
Loss from operations	(8,162)	(15,580)
Other income (expense):
Interest income, net	512	375
Other income (expense), net	4	(300)
Loss before income taxes	(7,646)	(15,505)
Benefit for income taxes	(3,180)	(3,863)
Net loss	(4,466)	(11,642)
Net loss attributable to noncontrolling interest	23	—
Net loss attributable to AeroVironment	$(4,443)	$(11,642)
Loss per share attributable to AeroVironment:
Basic	$(0.19)	$(0.51)
Diluted	$(0.19)	$(0.51)
Weighted average shares outstanding:
Basic	23,336,305	22,956,607
Diluted	23,336,305	22,956,607

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2017	2016
Net loss	$(4,466)	$(11,642)
Other comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $4 and $12, respectively	2	18
Total comprehensive loss	(4,464)	(11,624)
Net loss attributable to noncontrolling interest	23	—
Comprehensive loss attributable to AeroVironment	$(4,441)	$(11,624)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2017	2016
Operating activities
Net loss	$(4,466)	$(11,642)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,862	1,653
Loss from equity method investments	—	72
Impairment of long-lived assets	9	—
Provision for doubtful accounts	211	171
(Gains) losses on foreign currency transactions	(106)	226
Deferred income taxes	(596)	—
Stock-based compensation	1,397	992
Tax benefit from exercise of stock options	—	22
Gain on disposition of property and equipment	—	(7)
Amortization of held-to-maturity investments	474	661
Changes in operating assets and liabilities:
Accounts receivable	43,577	23,019
Unbilled receivables and retentions	3,367	4,406
Inventories	(11,941)	(6,619)
Income tax receivable	(2,969)	(4,250)
Prepaid expenses and other assets	377	(17)
Accounts payable	(6,238)	(6,336)
Other liabilities	(3,676)	(3,594)
Net cash provided by (used in) operating activities	21,282	(1,243)
Investing activities
Acquisition of property and equipment	(2,973)	(2,634)
Redemptions of held-to-maturity investments	59,280	28,820
Purchases of held-to-maturity investments	(41,806)	(27,487)
Proceeds from the sale of property and equipment	—	7
Sales and redemptions of available-for-sale investments	450	400
Net cash provided by (used in) investing activities	14,951	(894)
Financing activities
Principal payments of capital lease obligations	(92)	(95)
Tax withholding payment related to net settlement of equity awards	(212)	—
Exercise of stock options	1,640	258
Net cash provided by financing activities	1,336	163
Net increase (decrease) in cash and cash equivalents	37,569	(1,974)
Cash and cash equivalents at beginning of period	79,904	124,287
Cash and cash equivalents at end of period	$117,473	$122,313
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$1,803	$1,786
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $4 and $12, respectively	$2	$18
Reclassification from share-based liability compensation to equity	$384	$307
Acquisitions of property and equipment included in accounts payable	$644	$321

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 29, 2017 are not necessarily indicative of the results for the full year ending April 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2017, included in the Company’s Annual Report on Form 10-K.

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

The accompanying consolidated financial statements include the balance sheet and results of operations of Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), in which the Company increased its ownership to a controlling interest of 85% during the fourth quarter of the fiscal year ended April 30, 2017. Prior to the increase in ownership, the Company's investment in Altoy was accounted for under the equity method.

In July 2016, the Company dissolved Charger Bicycles, LLC, the results of which were not material to the consolidated financial statements.  During the three months ended October 29, 2016, the Company dissolved Skytower, LLC and Regenerative Fuel Cell Systems, LLC, the results of which were not material to the consolidated financial statements.

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less a normal profit margin.  Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The Company’s adoption of ASU No. 2015-11 effective May 1, 2017 did not have a material impact on its consolidated financial statements.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. At July 29, 2017 and April 30, 2017, the Company did not have any remaining reserves for incurred cost claim audits.

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
	July 29, 2017	July 30, 2016

Denominator for basic loss per share:
Weighted average common shares outstanding, excluding unvested restricted stock	23,336,305	22,956,607
Dilutive effect of employee stock options and unvested restricted stock	—	—
Denominator for diluted loss per share	23,336,305	22,956,607

Due to the net loss for the three months ended July 29, 2017 and July 30, 2016, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive were 256,011 and 302,332 for the three months ended July 29, 2017 and July 30, 2016, respectively.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements. The Company currently does not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being the Company’s various property leases.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date. This update approved a one-year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement. The core principle of ASU 2014-09 is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.  In adopting the guidance, companies are permitted to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.

The Company currently expects to adopt ASU 2014-09 on May 1, 2018 using the retrospective transition method. The Company is continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as government contract accounting. As part of its assessment, the Company is reviewing representative samples of customer contracts to determine the impact on revenue recognition under the new guidance. The Company’s contracts with the U.S. government contain provisions that, among other things, allow the government to unilaterally terminate the contract for convenience (in whole or in part), pay the Company for costs incurred plus a reasonable profit and take control of any work in process. The Company is currently evaluating its contracts with the U.S. government to determine whether: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (ii) the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Revenues for contracts meeting either of these criteria will be recognized over the performance period using an acceptable measure of progress under the new standard.

2. Investments

Investments consist of the following (in thousands):

	July 29,	April 30,
	2017	2017
Short-term investments:
Held-to-maturity securities:
Municipal securities	$37,164	$47,437
U.S. government securities	16,104	14,515
Corporate bonds	52,063	55,519
Certificates of deposit	2,500	2,500
Total held-to-maturity and short-term investments	$107,831	$119,971
Long-term investments:
Held-to-maturity securities:
Municipal securities	$4,751	$8,942
U.S. government securities	29,040	22,540
Corporate bonds	—	8,117
Total held-to-maturity investments	33,791	39,599
Available-for-sale securities:
Auction rate securities	2,053	2,497
Total available-for-sale investments	2,053	2,497
Total long-term investments	$35,844	$42,096

Held-To-Maturity Securities

As of July 29, 2017 and April 30, 2017, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, U.S. government-guaranteed agency securities, U.S. government-sponsored agency debt securities, certificates of deposit and highly rated corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 29, 2017 were as follows (in thousands):

	July 29, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$41,915	$32	$(6)	$41,941
U.S. government securities	45,144	2	(48)	45,098
Corporate bonds	52,063	4	(66)	52,001
Certificates of deposit	2,500	1	—	2,501
Total held-to-maturity investments	$141,622	$39	$(120)	$141,541

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$56,379	$30	$(21)	$56,388
U.S. government securities	37,055	2	(41)	37,016
Corporate bonds	63,636	9	(85)	63,560
Certificates of deposit	2,500	1	—	2,501
Total held-to-maturity investments	$159,570	$42	$(147)	$159,465

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at July 29, 2017 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$107,831	$107,768
Due after one year through five years	33,791	33,773
Total	$141,622	$141,541

Available-For-Sale Securities

Auction Rate Securities

As of July 29, 2017 and April 30, 2017, the entire balance of available-for-sale auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 2 and 17 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on July 29, 2017, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of July 29, 2017. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate its business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity. As of July 29, 2017, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of July 29, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,250	$—	$(197)	$2,053
Total available-for-sale investments	$2,250	$—	$(197)	$2,053

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,700	$—	$(203)	$2,497
Total available-for-sale investments	$2,700	$—	$(203)	$2,497

The amortized cost and fair value of the auction rate securities by contractual maturity at July 29, 2017, were as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$250	$251
Due after 10 years	2,000	1,802
Total	$2,250	$2,053

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at July 29, 2017, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,053	$2,053
Total	$—	$—	$2,053	$2,053

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2017	$2,497
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	6
Purchases, issuances and settlements, net	(450)
Balance at July 29, 2017	$2,053
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at July 29, 2017	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.  As of July 29, 2017, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 1.59% and 1.59%, estimated redemption periods of 2 and 17 years and discount rates of 2.15% and 12.36%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	July 29,	April 30,
	2017	2017

Raw materials	$19,378	$18,365
Work in process	17,825	16,168
Finished goods	40,782	30,793
Inventories, gross	77,985	65,326
Reserve for inventory excess and obsolescence	(5,968)	(5,250)
Inventories, net	$72,017	$60,076

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July  29, 2017 and July  30, 2016, respectively (in thousands):

	Three Months Ended
	July 29,	July 30,
	2017	2016
Beginning balance	$3,231	$4,134
Warranty expense	447	192
Changes in estimates related to pre-existing warranties	—	1,407
Warranty costs settled	(793)	(510)
Ending balance	$2,885	$5,223

During the three months ended July 30, 2016, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $1,407,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At July  29, 2017, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $5,000. As of July  29, 2017, a total of $2,198,000 of costs related to this warranty have been incurred.

6. Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows:

	July 29,	April 30,
	2017	2017
	(In thousands)
Licenses	$818	$818
Customer relationships	1,600	1,600
Trademarks and tradenames	60	60
Other	3	3
Less accumulated amortization	(737)	(658)
Intangibles, net	$1,744	$1,823

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

7. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at April 30, 2017	$122
Changes in goodwill	-
Balance at July 29, 2017	$122

Goodwill is attributable to the acquisition of a controlling interest in Altoy on February 1, 2017.

8. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Accumulated Other
	Securities	Comprehensive Loss
Balance, net of $76 of taxes, as of April 30, 2017	$(127)	$(127)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—
Unrealized gains, net of $4 of taxes	2	2
Balance, net of $72 of taxes, as of July 29, 2017	$(125)	$(125)

9. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $6,235,000 and $14,737,000 for the three months ended July 29, 2017 and July 30, 2016, respectively.

10. Long-Term Incentive Awards

During the three months ended July 29, 2017, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2018 LTIP”).  Awards under the Fiscal 2018 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievment levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs  at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs  will be made in fully-vested shares of common stock. As of July 29, 2017, no compensation cost has been recognized for the performance-based portion of the Fiscal 2018 LTIP, as the Company concluded that it was not probable that the performance conditions will be achieved. At July 29, 2017, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs  at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs  will be made in fully-vested shares of common stock. As of July 29, 2017, no compensation cost has been recognized for the performance-based portion of the Fiscal 2017 LTIP, as the Company concluded that it was not probable that the performance conditions will be achieved. At July 29, 2017, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,630,000.

During the year ended April 30, 2016, the Company granted a three-year performance award under the Restated 2006 Plan to key employees (“Fiscal 2016 LTIP”). The performance period for each three-year award is the three-year period ending April 30, 2018. A target payout was established at the award date. The actual payout at the end of the performance period will be calculated based upon the Company’s achievement of revenue and gross margin for the performance period. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock. As of July 29, 2017, no compensation cost has been recognized for this award as the Company has concluded that it was not probable that the performance conditions will be achieved.  At July 29, 2017, the maximum compensation expense that may be recorded for the Fiscal 2016 LTIP is $2,690,000.

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

11. Income Taxes

For the three months ended July 29, 2017, the Company recorded a (benefit) for income taxes of $(3,180,000), yielding an effective tax rate of 41.6%. For the three months ended July 30, 2016, the Company recorded a (benefit) for income taxes of $(3,863,000), yielding an effective tax rate of 24.9%. The variance from statutory rates for the three months ended July 29, 2017 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $1,025,000 resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three months ended July 30, 2016 was primarily due to federal R&D credits and the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits recorded during the first quarter of fiscal 2017.

12. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended July  29, 2017. As of July  29, 2017 and April 30, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

13. Segment Data

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

	Three Months Ended
	July 29,	July 30,
	2017	2016
Revenue:
UAS	$36,250	$30,497
EES	7,514	5,721
Total	43,764	36,218
Cost of sales:
UAS	26,408	25,083
EES	5,726	4,452
Total	32,134	29,535
Gross margin:
UAS	9,842	5,414
EES	1,788	1,269
Total	11,630	6,683
Selling, general and administrative	13,331	13,663
Research and development	6,461	8,600
Loss from operations	(8,162)	(15,580)
Other income (expense):
Interest income, net	512	375
Other income (expense), net	4	(300)
Loss before income taxes	$(7,646)	$(15,505)

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).

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

There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended July  29, 2017 and July 30, 2016, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended July 29, 2017 and July 30, 2016, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	July 29,	July 30,
	2017	2016

Gross favorable adjustments	$1,257	$427
Gross unfavorable adjustments	(288)	(334)
Net favorable adjustments	$969	$93

For the three months ended July  29,  2017, favorable cumulative catch-up adjustments of $1.3 million were primarily due to final cost adjustments on 12 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on eight contracts, which individually were not material.

For the three months ended July 30, 2016, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on 10 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 13 contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2018 fiscal year ends on April 30, 2018 and our fiscal quarters end on July 29, 2017, October 28, 2017 and January 27, 2018, respectively.

Results of Operations

Our operating segments are Unmanned Aircraft Systems, or UAS, and Efficient Energy Systems, or EES. Our accounting policies for each of these segments are the same. In addition, a significant portion of our research and development, or R&D, selling, general and administrative, or SG&A, and general overhead resources are shared across our segments.

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended July  29, 2017 Compared to Three Months Ended July 30, 2016

	Three Months Ended
	July 29,	July 30,
	2017	2016
Revenue:
UAS	$36,250	$30,497
EES	7,514	5,721
Total	43,764	36,218
Cost of sales:
UAS	26,408	25,083
EES	5,726	4,452
Total	32,134	29,535
Gross margin:
UAS	9,842	5,414
EES	1,788	1,269
Total	11,630	6,683
Selling, general and administrative	13,331	13,663
Research and development	6,461	8,600
Loss from operations	(8,162)	(15,580)
Other income (expense):
Interest income, net	512	375
Other expense, net	4	(300)
Loss before income taxes	$(7,646)	$(15,505)

Revenue. Revenue for the three months ended July  29, 2017 was $43.8 million, as compared to $36.2 million for the three months ended July 30, 2016, representing an increase of $7.6 million, or 21%. The increase in revenue was due to an increase in product deliveries of $15.4 million, partially offset by a decrease in service revenue of $7.8 million. UAS revenue increased $5.8 million, or 19%, to $36.3 million for the three months ended July  29, 2017, due to an increase in product deliveries of $13.5 million and an increase in service revenue of $0.7 million, partially offset by a decrease in customer-funded R&D work of $8.5 million. The increase in product deliveries was primarily due to an increase in product deliveries of tactical missile systems and an increase in product deliveries of small UAS. The increase in service revenue was primarily due to an increase in sustainment activities in support of small UAS. The decrease in customer-funded R&D was primarily associated with tactical missile systems and tactical missile system variant programs.  EES revenue increased $1.8 million, or 31%, to $7.5 million for the three months ended July 29, 2017, primarily due to an increase in product deliveries of passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended July  29, 2017 was $32.1 million, as compared to $29.5 million for the three months ended July  30, 2016, representing an increase of $2.6 million, or 9%. As a percentage of revenue, cost of sales decreased from 82% to 73%. The increase in cost of sales was primarily due to an increase in product costs of $9.0 million, partially offset by a decrease in cost of services of $6.4 million. The increase in product costs was primarily due to the increase in product deliveries, partially offset by a decrease in product warranty related costs. The decrease in cost of services was primarily due to the decrease in service revenue. UAS cost of sales increased $1.3 million, or 5%, to $26.4 million for the three months ended July  29, 2017, primarily due to an increase in product deliveries, partially offset by a decrease in product warranty related costs. As a percentage of revenue, cost of sales for UAS decreased from 82% to 73%, primarily due to the decrease in product warranty related costs and an increase in the proportion of product sales to total revenue.  EES cost of sales increased $1.3 million, or 29%, to $5.7 million for the three months ended July  29, 2017, primarily due to the increased sales volume. As a percentage of revenue, cost of sales for EES decreased from 78% to 76%.

Gross Margin. Gross margin for the three months ended July  29, 2017 was $11.6 million, as compared to $6.7 million for the three months ended July  30, 2016, representing an increase of $4.9 million, or 74%. The increase in gross margin was primarily due to an increase in product margins of $6.4 million, partially offset by a decrease in service margins of $1.4 million. As a percentage of revenue, gross margin increased from 18% to 27%, primarily due to a decrease in product warranty related costs and an increase in the proportion of product sales to total revenue.  UAS gross margin increased to $9.8 million for the three months ended July  29, 2017  from $5.4 million. As a percentage of revenue, gross margin for UAS increased from 18% to 27%, primarily due to the decrease in product warranty related costs and an increase in the proportion of product sales to total revenue. EES gross margin increased $0.5 million, or 41%, to $1.8 million for the three months ended July  29, 2017, primarily due to the increased sales volume. As a percentage of revenue, EES gross margin increased from 22% to 24%.

Selling, General and Administrative.  SG&A expense for the three months ended July  29, 2017 was $13.3 million, or 30% of revenue, compared to SG&A expense of $13.7 million, or 38% of revenue, for the three months ended July 30, 2016.

Research and Development. R&D expense for the three months ended July  29, 2017 was $6.5 million, or 15% of revenue, compared to R&D expense of $8.6 million, or 24% of revenue, for the three months ended July  30, 2016.  R&D expense decreased by $2.1 million, or 25%, for the three months ended July  29, 2017, primarily due to a planned decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended July  29, 2017 was $0.5 million compared to interest income, net of $0.4 million for the three months ended July  30, 2016.

Other Expense, net.  Other income,  net for the three months ended July  29, 2017 was $4,000 compared to other expense, net of $0.3 million for the three months ended July  30, 2016.

Benefit for Income Taxes. Our effective income tax rate was 41.6% for the three months ended July 29, 2017, as compared to 24.9%  for the three months ended July  30, 2016.  The increase in the effective income tax rate was primarily due to an increase in the estimated full year effective income tax rate driven by an increase in full year projected income before income taxes and the lower loss before income taxes during the three months ended July 29, 2017. The effective income tax rate for the three months ended July 29, 2017 included a discrete excess tax benefit of $1.0  million resulting from the vesting of restricted stock awards and exercises of stock options.   The effective income tax rate for the three months ended July 30, 2016 included a reversal of a reserve for uncertain tax positions of $1.0 million due to the settlement of prior fiscal year audits.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of July  29, 2017 and April 30, 2017, our funded backlog was approximately $85.3 million and $78.0 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $24.1 million and $24.6 million as of July  29, 2017 and April 30, 2017, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the three months ended July  29, 2017 and July 30, 2016 (in thousands):

	Three Months Ended
	July 29,	July 30,
	2017	2016
	(Unaudited)
Net cash provided by (used in) operating activities	$21,282	$(1,243)
Net cash provided by (used in) investing activities	$14,951	$(894)
Net cash provided by financing activities	$1,336	$163

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the three months ended July  29, 2017 increased by $22.5 million to $21.3 million, compared to net cash used in operating activities of $1.2 million for the three months ended July  30, 2016. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $15.9 million, largely resulting from decreases in accounts receivable due to the year over year timing of revenue and related cash collections and a decrease in net loss of $7.2 million.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $15.8 million to $15.0 million for the three months ended July  29, 2017, compared to net cash used in investing activities of $0.9 million for the three months ended July  30, 2016. The increase in net cash provided by investing activities was primarily due to an increase in net redemptions and purchases of investments of $16.1 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $1.2 million to $1.3 million for the three months ended July  29, 2017, compared to net cash provided by financing activities of $0.2 million for the three months ended July  30, 2016. The increase in cash provided by financing activities was primarily due an increase in cash provided from the exercise of employee stock options of $1.4 million.

Contractual Obligations

During the three months ended July  29, 2017, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Off-Balance Sheet Arrangements

As of July  29, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended July  29, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,  as of July  29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July  29, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July  29, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three months ended July  29, 2017. As of July  29, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1(3)

First Amendment to Lease Agreement dated October 10, 2011 and Second Amendment to Lease Agreement dated June 2, 2017 by and between AeroVironment, Inc. and Simi Valley-NCR, LLC for the property located at 85 Moreland Road, Simi Valley, California

10.2+(4)	Amended and Restated Severance Protection Agreement dated as of June 26, 2017, by and between AeroVironment, Inc. and Teresa Covington

10.3(5)	Amendment No. 1 dated November 28, 2016 and Amendment No. 2 dated June 7, 2017 to Standard Consulting Agreement and corresponding Task Orders by and between AeroVironment, Inc. and Charles R. Holland
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(4)	Incorporated by reference herein to Exhibit 10.36 to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(5)	Incorporated by reference herein to Exhibit 10.39 to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

+     Indicates management contract or compensatory plan.

#     The information in Exhibit 32 shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or the Exchange Act, or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933, as amended, or the Exchange Act (including this report), unless the Company specifically incorporates the foregoing information into those documents by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 29, 2017		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)