Form 10-Q
period 2017-10-28
AeroVironment Inc
filed 2017-12-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October  28, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of November  28, 2017, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,870,182.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of October 28, 2017 (Unaudited) and April 30, 2017	3
	Consolidated Statements of Operations for the three and six months ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	5
	Consolidated Statements of Cash Flows for the six months ended October 28, 2017 (Unaudited) and October 29, 2016 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	28
Item 1A.	Risk Factors	28
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28
Item 3.	Defaults Upon Senior Securities	28
Item 4.	Mine Safety Disclosures	28
Item 5.	Other Information	28
Item 6.	Exhibits	29
Signatures		30
Exhibit Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 28,	April 30,
	2017	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$117,109	$79,904
Short-term investments	110,751	119,971
Accounts receivable, net of allowance for doubtful accounts of $1,201 at October 28, 2017 and $291 at April 30, 2017	35,106	74,361
Unbilled receivables and retentions	13,494	14,120
Inventories, net	76,039	60,076
Prepaid expenses and other current assets	5,175	5,653
Total current assets	357,674	354,085
Long-term investments	33,024	42,096
Property and equipment, net	21,614	19,220
Deferred income taxes	16,113	15,089
Other assets	838	2,010
Total assets	$429,263	$432,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,724	$20,283
Wages and related accruals	10,415	12,966
Income taxes payable	350	1,418
Customer advances	3,921	3,317
Other current liabilities	7,441	10,079
Total current liabilities	37,851	48,063
Deferred rent	1,637	1,719
Capital lease obligations - net of current portion	50	161
Other non-current liabilities	184	184
Deferred tax liability	67	116
Liability for uncertain tax positions	64	64
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 28, 2017 and April 30, 2017	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,865,335 shares at October 28, 2017 and 23,630,419 at April 30, 2017	2	2
Additional paid-in capital	166,993	162,150
Accumulated other comprehensive loss	(98)	(127)
Retained earnings	222,504	219,929
Total AeroVironment stockholders' equity	389,401	381,954
Noncontrolling interest	9	239
Total equity	389,410	382,193
Total liabilities and stockholders’ equity	$429,263	$432,500

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Revenue:
Product sales	$52,933	$29,350	$84,024	$45,087
Contract services	20,894	20,766	33,567	41,247
	73,827	50,116	117,591	86,334
Cost of sales:
Product sales	30,014	19,197	54,231	34,419
Contract services	12,813	13,502	20,730	27,815
	42,827	32,699	74,961	62,234
Gross margin:
Product sales	22,919	10,153	29,793	10,668
Contract services	8,081	7,264	12,837	13,432
	31,000	17,417	42,630	24,100
Selling, general and administrative	14,464	13,387	27,795	27,050
Research and development	7,272	8,517	13,733	17,117
Income (loss) from operations	9,264	(4,487)	1,102	(20,067)
Other income (expense):
Interest income, net	432	397	944	772
Other expense, net	(55)	(130)	(51)	(430)
Income (loss) before income taxes	9,641	(4,220)	1,995	(19,725)
Provision (benefit) for income taxes	2,829	(48)	(351)	(3,911)
Net income (loss)	6,812	$(4,172)	2,346	(15,814)
Net loss attributable to noncontrolling interest	206	—	229	—
Net income (loss) attributable to AeroVironment	$7,018	$(4,172)	$2,575	$(15,814)
Net income (loss) per share attributable to AeroVironment:
Basic	$0.30	$(0.18)	$0.11	$(0.69)
Diluted	$0.29	$(0.18)	$0.11	$(0.69)
Weighted average shares outstanding:
Basic	23,477,914	23,049,056	23,407,500	23,002,832
Diluted	23,832,959	23,049,056	23,715,997	23,002,832

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Net income (loss)	$6,812	$(4,172)	$2,346	$(15,814)
Other comprehensive income:
Unrealized gain on investments, net of deferred tax expense of $17 and $17 for the three months ended October 28, 2017 and October 29, 2016, respectively; and net of deferred tax expense of $19 and $29 for the six months ended October 28, 2017 and October 29, 2016, respectively	26	25	29	43
Total comprehensive income (loss)	6,838	$(4,147)	2,375	(15,771)
Net loss attributable to noncontrolling interest	206	—	229	—
Comprehensive income (loss) attributable to AeroVironment	$7,044	$(4,147)	$2,604	$(15,771)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 28,	October 29,
	2017	2016
Operating activities
Net income (loss)	$2,346	$(15,814)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	3,692	3,401
Loss from equity method investments	—	111
Impairment of long-lived assets	255	—
Provision for doubtful accounts	943	119
Impairment of intangible assets and goodwill	1,021	—
(Gains) losses on foreign currency transactions	(108)	269
Deferred income taxes	(1,093)	(329)
Stock-based compensation	2,608	1,813
Tax benefit from exercise of stock options	—	22
Loss (Gain) on disposition of property and equipment	15	(7)
Amortization of held-to-maturity investments	897	1,259
Changes in operating assets and liabilities:
Accounts receivable	38,440	29,562
Unbilled receivables and retentions	626	2,029
Inventories	(15,963)	(17,682)
Income tax receivable	—	(3,957)
Prepaid expenses and other assets	468	(555)
Accounts payable	(4,739)	1,413
Other liabilities	(5,289)	(7,933)
Net cash provided by (used in) operating activities	24,119	(6,279)
Investing activities
Acquisition of property and equipment	(6,037)	(4,514)
Redemptions of held-to-maturity investments	105,758	53,961
Purchases of held-to-maturity investments	(88,763)	(79,052)
Proceeds from the sale of property and equipment	—	7
Sales and redemptions of available-for-sale investments	450	400
Net cash provided by (used in) investing activities	11,408	(29,198)
Financing activities
Principal payments of capital lease obligations	(173)	(192)
Tax withholding payment related to net settlement of equity awards	(313)	—
Exercise of stock options	2,164	258
Net cash provided by financing activities	1,678	66
Net increase (decrease) in cash and cash equivalents	37,205	(35,411)
Cash and cash equivalents at beginning of period	79,904	124,287
Cash and cash equivalents at end of period	$117,109	$88,876
Supplemental disclosures of cash flow information
Cash paid during the period for:
Income taxes	$1,803	$1,786
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $19 and $29, respectively	$29	$43
Reclassification from share-based liability compensation to equity	$384	$307
Acquisitions of property and equipment included in accounts payable	$888	$704

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October  28, 2017 are not necessarily indicative of the results for the full year ending April 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2017, included in the Company’s Annual Report on Form 10-K.

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied on a prospective basis and will become effective for public entities in the first quarter of the year ending September 30, 2021, with early adoption available. The Company elected to early adopt the standard during the three months ended October 28, 2017. The Company’s adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. At October  28, 2017 and April 30, 2017, the Company did not have any remaining reserves for incurred cost claim audits.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Six Months Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016

Denominator for basic earnings per share:
Weighted average common shares outstanding, excluding unvested restricted stock	23,477,914	23,049,056	23,407,500	23,002,832
Dilutive effect of employee stock options and unvested restricted stock	355,045	—	308,497	—
Denominator for diluted earnings per share	23,832,959	23,049,056	23,715,997	23,002,832

Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been antidilutive were 0 and 14,820 for the three and six months ended October 28, 2017, respectively.  Due to the net loss for the three and six months ended October 29, 2016, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive were 199,428 and 256,366 for the three and six months ended October 29, 2016, respectively.

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

The Company currently expects to adopt ASU 2014-09 on May 1, 2018 using the full retrospective transition method. The Company is continuing to assess the potential impact of this guidance, including the impact on those areas currently subject to industry-specific guidance such as government contract accounting. As part of its assessment, the Company is reviewing representative samples of customer contracts to determine the impact on revenue recognition under the new guidance. The Company’s contracts with the U.S. government contain provisions that, among other things, allow the government to unilaterally terminate the contract for convenience (in whole or in part), pay the Company for costs incurred plus a reasonable profit and take control of any work in process. The Company is continuing to evaluate its contracts with the U.S. government to determine whether: (i) the Company’s performance creates or enhances an asset that the customer controls as the asset is created or enhanced, or (ii) the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Revenues for contracts meeting either of these criteria will be recognized over the performance period using an acceptable measure of progress under the new standard, which the Company anticipates to be as costs are incurred.

The Company’s contracts with international governments for the purchase of small UAS and related services generally contain provisions that, among other things, allow the government to unilaterally terminate the contract for convenience (in whole or in part), pay the Company for costs incurred plus a reasonable profit and take control of any work in process. The Company is continuing to evaluate its contracts with its international UAS customers to determine whether the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Revenues for contracts meeting this criteria will be recognized over the performance period using an acceptable measure of progress under the new standard, which the Company anticipates to be as costs are incurred.

2. Investments

Investments consist of the following (in thousands):

	October 28,	April 30,
	2017	2017
Short-term investments:
Held-to-maturity securities:
Municipal securities	$43,901	$47,437
U.S. government securities	22,609	14,515
Corporate bonds	44,241	55,519
Certificates of deposit	—	2,500
Total held-to-maturity and short-term investments	$110,751	$119,971
Long-term investments:
Held-to-maturity securities:
Municipal securities	$3,898	$8,942
U.S. government securities	25,021	22,540
Corporate bonds	2,009	8,117
Total held-to-maturity investments	30,928	39,599
Available-for-sale securities:
Auction rate securities	2,096	2,497
Total available-for-sale investments	2,096	2,497
Total long-term investments	$33,024	$42,096

Held-To-Maturity Securities

As of October  28, 2017 and April 30, 2017, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, U.S. government-guaranteed agency securities, U.S. government-sponsored agency debt securities, certificates of deposit and highly rated corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October  28, 2017 were as follows (in thousands):

	October 28, 2017
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$47,799	$13	$(16)	$47,796
U.S. government securities	47,630	—	(115)	47,515
Corporate bonds	46,250	1	(43)	46,208
Certificates of deposit	—	—	—	—
Total held-to-maturity investments	$141,679	$14	$(174)	$141,519

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$56,379	$30	$(21)	$56,388
U.S. government securities	37,055	2	(41)	37,016
Corporate bonds	63,636	9	(85)	63,560
Certificates of deposit	2,500	1	—	2,501
Total held-to-maturity investments	$159,570	$42	$(147)	$159,465

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at October  28, 2017 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$110,751	$110,660
Due after one year through five years	30,928	30,859
Total	$141,679	$141,519

Available-For-Sale Securities

Auction Rate Securities

As of October  28, 2017 and April 30, 2017, the entire balance of available-for-sale auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 2 and 17 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on October  28, 2017, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of October  28, 2017. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate its business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity. As of October  28, 2017, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of October  28, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,250	$—	$(154)	$2,096
Total available-for-sale investments	$2,250	$—	$(154)	$2,096

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,700	$—	$(203)	$2,497
Total available-for-sale investments	$2,700	$—	$(203)	$2,497

The amortized cost and fair value of the auction rate securities by contractual maturity at October  28, 2017, were as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$250	$250
Due after 10 years	2,000	1,846
Total	$2,250	$2,096

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at October  28, 2017, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,096	$2,096
Total	$—	$—	$2,096	$2,096

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2017	$2,497
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	49
Purchases, issuances and settlements, net	(450)
Balance at October 28, 2017	$2,096
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at October 28, 2017	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.  As of October  28, 2017, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 1.58% and 1.59%, estimated redemption periods of 2 and 17 years and discount rates of 2.55% and 10.13%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	October 28,	April 30,
	2017	2017

Raw materials	$21,423	$18,365
Work in process	22,921	16,168
Finished goods	37,164	30,793
Inventories, gross	81,508	65,326
Reserve for inventory excess and obsolescence	(5,469)	(5,250)
Inventories, net	$76,039	$60,076

5. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October  28, 2017 and October 29, 2016, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Beginning balance	$2,885	$5,223	$3,231	$4,134
Warranty expense	719	144	1,166	336
Changes in estimates related to pre-existing warranties	—	(179)	—	1,228
Warranty costs settled	(520)	(1,500)	(1,313)	(2,010)
Ending balance	$3,084	$3,688	$3,084	$3,688

During the six months ended October 29, 2016, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $1,407,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At October  28, 2017, there were no remaining estimated warranty costs related to the repair of the impacted UAS. As of October  28, 2017, a total of $2,198,000 of costs related to this warranty have been incurred.

6. Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows:

	April 30,	Impairment	October 28,
	2017	Charges	2017
	(In thousands)
Licenses	$818	$-	$818
Customer relationships	1,600	(867)	733
Trademarks and tradenames	60	(32)	28
Other	3	-	3
Intangibles, gross	2,481	$(899)	1,582
Less accumulated amortization	(658)		(816)
Intangibles, net	$1,823		$766

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. Due to the current political situation within Turkey and the increased uncertainty in the relations between the U.S. and Turkey, the Company significantly lowered its cash flow expectations for its Altoy operations. As a result of the decline in the Company’s cash flow forecast, the Company performed an interim assessment of impairment of Altoy’s long-lived assets, excluding goodwill during the three months ended October 28, 2017. Based on the analysis, the Company determined that the fair value of Altoy had declined below its carrying value, excluding goodwill. As a result, the Company performed additional analysis to determine the amount of the impairment loss and recorded an impairment loss totaling $899,000 during the three and six months ended October 28, 2017, which is included in selling, general and administrative expense on the consolidated statements of operations. The fair value of the Altoy asset group was determined based on a discounted cash flow model reflective of the revised cash flow estimates.

7. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at April 30, 2017	$122
Additions to goodwill	-
Impairment of goodwill	(122)
Balance at October 28, 2017	$-

Goodwill is attributable to the acquisition of a controlling interest in Altoy on February 1, 2017.

The Company tests goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that goodwill may be impaired. Due to the factors described in Note 6 above, the Company significantly lowered its cash flow expectations for its Altoy operations. As a result of the decline in the Company’s cash flow forecast, the Company performed an interim assessment of impairment of Altoy’s goodwill during the three months ended October 28, 2017. Based on the analysis, it was determined that Altoy’s fair value had declined significantly below its carrying value, including goodwill. As a result, the Company performed additional analysis to determine the amount of the impairment and recorded an impairment loss totaling $122,000 during the three and six months ended October 28, 2017, which is included in selling, general and administrative expense on the consolidated statements of operations.

8. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Accumulated Other
	Securities	Comprehensive Loss
Balance, net of $76 of taxes, as of April 30, 2017	$(127)	$(127)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—
Unrealized gains, net of $19 of taxes	29	29
Balance, net of $57 of taxes, as of October 28, 2017	$(98)	$(98)

9. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-

funded R&D was approximately $13,873,000 and $20,108,000 for the three and six months ended October 28, 2017, respectively. Revenue from customer-funded R&D was approximately $14,541,000 and $29,278,000 for the three and six months ended October 29, 2016, respectively.

10. Long-Term Incentive Awards

During the three months ended July 29, 2017, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2018 LTIP”).  Awards under the Fiscal 2018 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs  at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs  will be made in fully-vested shares of common stock. As of October  28, 2017, no compensation cost has been recognized for the performance-based portion of the Fiscal 2018 LTIP, as the Company concluded that it was not probable that the performance conditions will be achieved. At October  28, 2017, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs  at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs  will be made in fully-vested shares of common stock. As of October  28, 2017, no compensation cost has been recognized for the performance-based portion of the Fiscal 2017 LTIP, as the Company concluded that it was not probable that the performance conditions will be achieved. At October  28, 2017, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,630,000.

During the year ended April 30, 2016, the Company granted a three-year performance award under the Restated 2006 Plan to key employees (“Fiscal 2016 LTIP”). The performance period for each three-year award is the three-year period ending April 30, 2018. A target payout was established at the award date. The actual payout at the end of the performance period will be calculated based upon the Company’s achievement of revenue and gross margin for the performance period. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock. As of October  28, 2017, no compensation cost has been recognized for this award as the Company has concluded that it was not probable that the performance conditions will be achieved.  At October  28, 2017, the maximum compensation expense that may be recorded for the Fiscal 2016 LTIP is $2,690,000.

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

11. Income Taxes

For the three and six months ended October  28, 2017, the Company recorded a provision (benefit) for income taxes of

$2,829,000 and $(351,000),  respectively, yielding an effective tax rate of  29.3% and (17.6)%, respectively. For the three and six months ended October 29, 2016, the Company recorded a (benefit) for income taxes of $(48,000) and $(3,911,000), yielding an effective tax rate of 1.1% and 19.8%, respectively. The variance from statutory rates for the three and six months ended October 28, 2017 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $376,000 and $1,401,000, respectively, resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and six months ended October 29, 2016, was primarily due to federal legislation reinstating the federal research and development tax credit during the third quarter of fiscal 2016 and the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits recorded during the first quarter of fiscal 2017.

12. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and six months ended October  28, 2017. As of October  28, 2017 and April 30, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2017	2016	2017	2016
Revenue:
UAS	$63,988	$40,829	$100,238	$71,326
EES	9,839	9,287	17,353	15,008
Total	73,827	50,116	117,591	86,334
Cost of sales:
UAS	35,817	25,936	62,225	51,019
EES	7,010	6,763	12,736	11,215
Total	42,827	32,699	74,961	62,234
Gross margin:
UAS	28,171	14,893	38,013	20,307
EES	2,829	2,524	4,617	3,793
Total	31,000	17,417	42,630	24,100
Selling, general and administrative	14,464	13,387	27,795	27,050
Research and development	7,272	8,517	13,733	17,117
Income (loss) from operations	9,264	(4,487)	1,102	(20,067)
Other income (expense):
Interest income, net	432	397	944	772
Other expense, net	(55)	(130)	(51)	(430)
Income (loss) before income taxes	$9,641	$(4,220)	$1,995	$(19,725)

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October  28, 2017 and October 29, 2016, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended October 28, 2017 and October 29, 2016, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	October 28,	October 29,
	2017	2016

Gross favorable adjustments	$592	$2,211
Gross unfavorable adjustments	(215)	(32)
Net favorable adjustments	$377	$2,179

For the three months ended October 28, 2017, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on 15 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 8 contracts, which individually were not material.

For the three months ended October 29, 2016, favorable cumulative catch-up adjustments of $2.2 million were primarily due to final cost adjustments on 53 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments were not material.

For the six months ended October 28, 2017 and October 29, 2016, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Six Months Ended
	October 28,	October 29,
	2017	2016

Gross favorable adjustments	$1,011	$2,257
Gross unfavorable adjustments	(458)	(209)
Net favorable adjustments	$553	$2,048

For the six months ended October 28, 2017, favorable cumulative catch-up adjustments of $1.0 million were primarily due to final cost adjustments on 12 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.5 million were primarily related to higher than expected costs on 7 contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended October  28, 2017 Compared to Three Months Ended October 29, 2016

	Three Months Ended
	October 28,	October 29,
	2017	2016
Revenue:
UAS	$63,988	$40,829
EES	9,839	9,287
Total	73,827	50,116
Cost of sales:
UAS	35,817	25,936
EES	7,010	6,763
Total	42,827	32,699
Gross margin:
UAS	28,171	14,893
EES	2,829	2,524
Total	31,000	17,417
Selling, general and administrative	14,464	13,387
Research and development	7,272	8,517
Income (loss) from operations	9,264	(4,487)
Other income (expense):
Interest income, net	432	397
Other expense, net	(55)	(130)
Income (loss) before income taxes	$9,641	$(4,220)

Revenue. Revenue for the three months ended October 28, 2017 was $73.8 million, as compared to $50.1 million for the three months ended October 29, 2016, representing an increase of $23.7 million, or 47%. The increase in revenue was due to an increase in product deliveries of $23.6 million and  an increase in service revenue of $0.1 million. UAS revenue increased $23.2 million, or 57%, to $64.0 million for the three months ended October  28, 2017, due to an increase in product deliveries of $23.1 million and an increase in service revenue of $0.8 million, partially offset by a decrease in customer-funded R&D work of $0.7 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS. During the three months ended October 28, 2017, we continued to experience expansion in small UAS product deliveries and related services to international customers. The increase in service revenue was primarily due to an increase in sustainment activities in support of small UAS for our international customers. The decrease in customer-funded R&D was primarily associated with tactical missile systems and tactical missile system variant programs.  EES revenue increased $0.6 million, or 6%, to $9.8 million for the three months ended October 28, 2017, primarily due to an increase in product deliveries of our PosiCharge industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended October  28, 2017 was $42.8 million, as compared to $32.7 million for the three months ended October 29, 2016, representing an increase of $10.1 million, or 31%. As a percentage of revenue, cost of sales decreased from 65% to 58%. The increase in cost of sales was primarily due to an increase in product costs of $10.8 million, partially offset by a decrease in cost of services of $0.7 million. The increase in product costs was primarily due to the increase in product deliveries. The decrease in cost of services was primarily due to mix. UAS cost of sales increased $9.9 million, or 38%, to $35.8 million for the three months ended October 28, 2017, primarily due to an increase in product deliveries. As a percentage of revenue, cost of sales for UAS decreased from 64% to 56%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue.  EES cost of sales increased $0.2 million, or 4%, to $7.0 million for the three months ended October 28, 2017, primarily due to the increased sales volume. As a percentage of revenue, cost of sales for EES decreased from 73% to 71%.

Gross Margin. Gross margin for the three months ended October  28, 2017 was $31.0 million, as compared to $17.4 million for the three months ended October 29, 2016, representing an increase of $13.6 million, or 78%. The increase in gross margin was primarily due to an increase in product margins of $12.8 million and an increase in service margins of $0.8 million. As a percentage of revenue, gross margin increased from 35% to 42%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue.  UAS gross margin increased $13.3 million, or 89%, to $28.2 million for the three months ended October 28, 2017, primarily due to the increase in product sales volume. As a percentage of revenue, gross margin for UAS increased from 36% to 44%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue. EES gross margin increased $0.3 million, or 12%, to $2.8 million for the three months ended October 28, 2017, primarily due to the increased sales volume. As a percentage of revenue, EES gross margin increased from 27% to 29%.

Selling, General and Administrative.  SG&A expense for the three months ended October  28, 2017 was $14.5 million, or 20% of revenue, compared to SG&A expense of $13.4 million, or 27% of revenue, for the three months ended October 29, 2016. The increase in SG&A expense was primarily due to the recording of impairment charges totaling $1.0 million related to the identifiable intangible assets and goodwill of Altoy, our Turkish majority-owned subsidiary, during the three months ended October 28, 2017.

Research and Development. R&D expense for the three months ended October  28, 2017 was $7.3 million, or 10% of revenue, compared to R&D expense of $8.5 million, or 17% of revenue, for the three months ended October 29, 2016.  R&D expense decreased by $1.2 million, or 15%, for the three months ended October  28, 2017, primarily due to a planned decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended October  28, 2017 was $0.4 million compared to interest income, net of $0.4 million for the three months ended October 29, 2016.

Other Expense, net.  Other expense,  net for the three months ended October  28, 2017 was $0.1 million compared to other expense, net of $0.1 million for the three months ended October 29, 2016.

Benefit for Income Taxes. Our effective income tax rate was 29.3% for the three months ended October 28, 2017, as compared to 1.1%  for the three months ended October 29, 2016.  The increase in the effective income tax rate was primarily due to an increase in income before income taxes and an increase in the estimated full year effective income tax rate driven by an increase in full year projected income before income taxes. The effective income tax rate for the three months ended October 28, 2017 included a discrete excess tax benefit of $0.4 million resulting from the vesting of restricted stock awards and exercises of stock options.

Six Months Ended October 28, 2017 Compared to Three Months Ended October 29, 2016

	Six Months Ended
	October 28,	October 29,
	2017	2016
Revenue:
UAS	$100,238	$71,326
EES	17,353	15,008
Total	117,591	86,334
Cost of sales:
UAS	62,225	51,019
EES	12,736	11,215
Total	74,961	62,234
Gross margin:
UAS	38,013	20,307
EES	4,617	3,793
Total	42,630	24,100
Selling, general and administrative	27,795	27,050
Research and development	13,733	17,117
Income (loss) from operations	1,102	(20,067)
Other income (expense):
Interest income, net	944	772
Other expense, net	(51)	(430)
Income (loss) before income taxes	$1,995	$(19,725)

Revenue. Revenue for the six months ended October 28, 2017 was $117.6 million, as compared to $86.3 million for the six months ended October 29, 2016, representing an increase of $31.3 million, or 36%. The increase in revenue was due to an increase in product deliveries of $38.9 million, partially offset by a decrease in service revenue of $7.7 million. UAS revenue increased $28.9 million, or 41%, to $100.2 million for the six months ended October  28, 2017, due to an increase in product deliveries of $36.6 million and an increase in service revenue of $1.5 million, partially offset by a decrease in customer-funded R&D work of $9.2 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS and an increase in product deliveries of tactical missile systems. During the six months ended October 28, 2017, we continued to experience expansion in small UAS product deliveries and related services to international customers and in tactical missile system product deliveries and related services to customers within the U.S. government. The increase in service revenue was primarily due to an increase in sustainment activities in support of small UAS for our international customers. The decrease in customer-funded R&D was primarily associated with tactical missile systems and tactical missile system variant programs. EES revenue increased $2.3 million, or 16%, to $17.4 million for the six months ended October 28, 2017, primarily due to an increase in product deliveries of passenger electric vehicle charging systems and our PosiCharge industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the six months ended October  28, 2017 was $75.0 million, as compared to $62.2 million for the six months ended October 29, 2016, representing an increase of $12.7 million, or 20%. As a percentage of revenue, cost of sales decreased from 72% to 64%. The increase in cost of sales was primarily due to an increase in product costs of $19.8 million, partially offset by a decrease in cost of services of $7.1 million. The increase in product costs was primarily due to the increase in product deliveries. The decrease in cost of services was primarily due to the decrease in service revenue. UAS cost of sales increased $11.2 million, or 22%, to $62.2 million for the six months ended October  28, 2017, primarily due to an increase in product deliveries. As a percentage of revenue, cost of sales for UAS decreased from 72% to 62%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue.  EES cost of sales increased $1.5 million, or 14%, to $12.7 million for the six months ended October  28, 2017, primarily due to the increased sales volume. As a percentage of revenue, cost of sales for EES decreased from 75% to 73%, primarily due to the increased sales volume.

Gross Margin. Gross margin for the six months ended October  28, 2017 was $42.6 million, as compared to $24.1 million for the six months ended October 29, 2016, representing an increase of $18.5 million, or 77%. The increase in gross margin was primarily due to an increase in product margins of $19.1  million, partially offset by a decrease in service margins of $0.6 million. As a percentage of revenue, gross margin increased from 28% to 36%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue.  UAS gross margin increased $17.7 million, or 87%, to $38.0 million for the six months ended October  28, 2017, primarily due to the increase in product deliveries. As a percentage of revenue, gross margin for UAS increased from 28% to 38%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue. EES gross margin increased $0.8 million, or 22%, to $4.6 million for the six months ended October  28, 2017, primarily due to the increased sales volume. As a percentage of revenue, EES gross margin increased from 25% to 27%, primarily due to the increased sales volume.

Selling, General and Administrative.  SG&A expense for the six months ended October  28, 2017 was $27.8 million, or 24% of revenue, compared to SG&A expense of $27.0 million, or 31% of revenue, for the six months ended October 29, 2016. The increase in SG&A  expense was primarily due to the recording of impairment charges totaling $1.0 million related to the identifiable intangible assets and goodwill of Altoy during the three months ended October 28, 2017.

Research and Development. R&D expense for the six months ended October  28, 2017 was $13.7 million, or 12% of revenue, compared to R&D expense of $17.1 million, or 20% of revenue, for the six months ended October 29, 2016.  R&D expense decreased by $3.4 million, or 20%, for the six months ended October  28, 2017, primarily due to a planned decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the six months ended October  28, 2017 was $0.9 million compared to interest income, net of $0.8 million for the six months ended October 29, 2016.

Other Expense, net.  Other expense, net for the six months ended October  28, 2017 was $0.1 million compared to other expense, net of $0.4 million for the six months ended October 29, 2016.

Benefit for Income Taxes. Our effective income tax rate was (17.6)% for the six months ended October 28, 2017, as compared to 19.8% for the six months ended October 29, 2016. The year over year change in the effective income tax rate was primarily due to R&D tax credits and discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options, partially offset by an increase in income before income taxes and an increase in the estimated full year effective income tax rate driven by an increase in full year projected income before income taxes. The effective income tax rate for the six months ended October  28, 2017 included a discrete excess tax benefit of $1.4 million resulting from the vesting of restricted stock awards and exercises of stock options. The effective income tax rate for the six months ended October 29, 2016 included a reversal of a reserve for uncertain tax positions of $1.0 million due to the settlement of prior fiscal year audits.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of October  28, 2017 and April 30, 2017, our funded backlog was approximately $127.1 million and $78.0 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $21.2 million and $24.6 million as of October  28, 2017 and April 30, 2017, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the six months ended October  28, 2017 and October 29, 2016 (in thousands):

	Six Months Ended
	October 28,	October 29,
	2017	2016
	(Unaudited)
Net cash provided by (used in) operating activities	$24,119	$(6,279)
Net cash provided by (used in) investing activities	$11,408	$(29,198)
Net cash provided by financing activities	$1,678	$66

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the six months ended October  28, 2017 increased by $30.4 million to $24.1 million, compared to net cash used in operating activities of $6.3 million for the six months ended October 29, 2016. The increase in net cash provided by operating activities was primarily due to an increase in net income of $18.2 million,  an increase in cash as a result of changes in operating assets and liabilities of $10.7 million, largely resulting from decreases in accounts receivable due to the year over year timing of revenue and related cash collections, and non-cash expenses of $1.6 million, primarily associated with the impairment of the identifiable intangible assets and goodwill of Altoy.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $40.6 million to $11.4 million for the six months ended October  28, 2017, compared to net cash used in investing activities of $29.2 million for the six months ended October 29, 2016. The increase in net cash provided by investing activities was primarily due to an increase in net redemptions and purchases of investments of $42.1 million, partially offset by an increase in cash paid for purchases of property and equipment of $1.5 million.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $1.6 million to $1.7 million for the six months ended October  28, 2017, compared to net cash provided by financing activities of $0.1 million for the six months ended October 29, 2016. The increase in cash provided by financing activities was primarily due an increase in cash provided from the exercise of employee stock options of $1.9 million.

Contractual Obligations

During the three and six months ended October  28, 2017, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017.

Off-Balance Sheet Arrangements

As of October  28, 2017, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three and six months ended October  28, 2017.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,  as of October  28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October  28, 2017, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October  28, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three and six months ended October  28, 2017. As of October  28, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

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

Date: December 5, 2017		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)