Form 10-Q
period 2018-01-27
AeroVironment Inc
filed 2018-03-07
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 27, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 27, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,905,986.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of January 27, 2018 (Unaudited) and April 30, 2017	3
	Consolidated Statements of Operations for the three and nine months ended January 27, 2018 (Unaudited) and January 28, 2017 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 27, 2018 (Unaudited) and January 28, 2017 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended January 27, 2018 (Unaudited) and January 28, 2017 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	32
Signatures		33

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 27,	April 30,
	2018	2017
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$112,304	$79,904
Short-term investments	109,543	119,971
Accounts receivable, net of allowance for doubtful accounts of $1,360 at January 27, 2018 and $291 at April 30, 2017	25,690	74,361
Unbilled receivables and retentions	24,961	14,120
Inventories, net	77,327	60,076
Income taxes receivable	292	—
Prepaid expenses and other current assets	5,138	5,653
Total current assets	355,255	354,085
Long-term investments	38,822	42,096
Property and equipment, net	21,626	19,220
Deferred income taxes	14,837	15,089
Other assets	2,305	2,010
Total assets	$432,845	$432,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$13,249	$20,283
Wages and related accruals	15,090	12,966
Income taxes payable	—	1,418
Customer advances	3,555	3,317
Other current liabilities	8,651	10,079
Total current liabilities	40,545	48,063
Deferred rent	1,589	1,719
Capital lease obligations - net of current portion	7	161
Other non-current liabilities	184	184
Deferred tax liability	67	116
Liability for uncertain tax positions	64	64
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 27, 2018 and April 30, 2017	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,906,043 shares at January 27, 2018 and 23,630,419 at April 30, 2017	2	2
Additional paid-in capital	168,735	162,150
Accumulated other comprehensive loss	(25)	(127)
Retained earnings	221,676	219,929
Total AeroVironment stockholders' equity	390,388	381,954
Noncontrolling interest	1	239
Total equity	390,389	382,193
Total liabilities and stockholders’ equity	$432,845	$432,500

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2018	2017	2018	2017
Revenue:
Product sales	$49,204	$36,746	$133,228	$81,833
Contract services	14,731	16,417	48,298	57,664
	63,935	53,163	181,526	139,497
Cost of sales:
Product sales	31,911	23,641	86,142	58,060
Contract services	11,438	10,171	32,168	37,986
	43,349	33,812	118,310	96,046
Gross margin:
Product sales	17,293	13,105	47,086	23,773
Contract services	3,293	6,246	16,130	19,678
	20,586	19,351	63,216	43,451
Selling, general and administrative	13,500	12,788	41,295	39,838
Research and development	7,314	7,988	21,047	25,105
(Loss) income from operations	(228)	(1,425)	874	(21,492)
Other income (expense):
Interest income, net	545	390	1,489	1,162
Other expense, net	(108)	(38)	(159)	(357)
Income (loss) before income taxes	209	(1,073)	2,204	(20,687)
Provision (benefit) for income taxes	628	1,102	277	(2,809)
Equity method investment activity, net of tax	(418)	(8)	(418)	(119)
Net (loss) income	(837)	$(2,183)	1,509	(17,997)
Net loss attributable to noncontrolling interest	9	—	238	—
Net (loss) income attributable to AeroVironment	$(828)	$(2,183)	$1,747	$(17,997)
Net (loss) income per share attributable to AeroVironment:
Basic	$(0.04)	$(0.09)	$0.07	$(0.78)
Diluted	$(0.04)	$(0.09)	$0.07	$(0.78)
Weighted-average shares outstanding:
Basic	23,515,622	23,082,974	23,443,673	23,029,546
Diluted	23,515,622	23,082,974	23,774,946	23,029,546

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2018	2017	2018	2017
Net (loss) income	$(837)	$(2,183)	$1,509	$(17,997)
Other comprehensive income:
Change in foreign currency translation adjustments	62	—	62	—
Unrealized gain (loss) on investments, net of deferred tax expense (benefit) of $10 and $(23) for the three months ended January 27, 2018 and January 28, 2017, respectively; and net of deferred tax expense of $29 and $6 for the nine months ended January 27, 2018 and January 28, 2017, respectively	13	(11)	42	32
Total comprehensive (loss) income	(762)	$(2,194)	1,613	(17,965)
Net loss attributable to noncontrolling interest	9	—	238	—
Comprehensive (loss) income attributable to AeroVironment	$(753)	$(2,194)	$1,851	$(17,965)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 27,	January 28,
	2018	2017
Operating activities
Net income (loss)	$1,509	$(17,997)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	5,605	5,188
Loss from equity method investments	418	119
Impairment of long-lived assets	255	—
Provision for doubtful accounts	1,102	115
Impairment of intangible assets and goodwill	1,021	—
(Gains) losses on foreign currency transactions	(36)	272
Deferred income taxes	175	(698)
Stock-based compensation	3,899	2,736
Tax benefit from exercise of stock options	—	22
Loss on disposition of property and equipment	15	37
Amortization of held-to-maturity investments	1,250	1,827
Changes in operating assets and liabilities:
Accounts receivable	47,652	32,553
Unbilled receivables and retentions	(10,841)	4,079
Inventories	(17,251)	(31,320)
Income tax receivable	(292)	(2,487)
Prepaid expenses and other assets	472	(1,190)
Accounts payable	(6,684)	(3,170)
Other liabilities	(153)	(4,510)
Net cash provided by (used in) operating activities	28,116	(14,424)
Investing activities
Acquisition of property and equipment	(8,450)	(7,586)
Equity method investments	(1,860)	—
Redemptions of held-to-maturity investments	163,813	93,208
Purchases of held-to-maturity investments	(151,740)	(122,978)
Proceeds from the sale of property and equipment	—	7
Redemptions of available-for-sale investments	450	400
Net cash provided by (used in) investing activities	2,213	(36,949)
Financing activities
Principal payments of capital lease obligations	(231)	(291)
Tax withholding payment related to net settlement of equity awards	(389)	—
Exercise of stock options	2,691	655
Net cash provided by financing activities	2,071	364
Net increase (decrease) in cash and cash equivalents	32,400	(51,009)
Cash and cash equivalents at beginning of period	79,904	124,287
Cash and cash equivalents at end of period	$112,304	$73,278
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,812	$1,786
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $29 and $6, respectively	$42	$32
Reclassification from share-based liability compensation to equity	$384	$307
Change in foreign currency translation adjustments	$62	$—
Acquisitions of property and equipment included in accounts payable	$332	$408

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January  27, 2018 are not necessarily indicative of the results for the full year ending April 30, 2018. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2017, included in the Company’s Annual Report on Form 10-K.

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

In July 2016, the Company dissolved Charger Bicycles, LLC, the results of which were not material to the consolidated financial statements.  During the three months ended January 28, 2017, the Company dissolved Skytower, LLC and Regenerative Fuel Cell Systems, LLC, the results of which were not material to the consolidated financial statements.

In December of 2017, the Company and Softbank Corp. (“Softbank”) formed a joint venture, HAPSMobile, Inc. (“HAPSMobile”).  As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment will be accounted as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in “Equity method investment activity, net of tax” in the consolidated statement of operations.  The carrying value of the investment in HAPSMobile was recorded in “Other assets, long-term.” Refer to Note 5 – Equity Method Investments for further details.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Equity method losses associated with the Company’s investment in Altoy for the three and nine months ended Janaury 28, 2017 have been reclassified from other expense, net to equity method investment activity, net of tax on the consolidated statement of operations.

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory.  This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method.  The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost.  This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market.  Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less a normal profit margin.  Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value.  Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation.  Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. The Company’s adoption of ASU 2015-11 effective May 1, 2017 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied on a prospective basis and will become effective for public entities in the first quarter of the year ending July 31, 2020, with early adoption available. The Company elected to early adopt the standard during the three months ended October 28, 2017. The Company’s adoption of ASU 2017-04 did not have a material impact on its consolidated financial statements.

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

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, unbilled receivables and retentions, and accounts payable approximate cost due to the short period of time to maturity.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. At January 27, 2018, the Company had $77,000 reserved for incurred cost claim audits.  At April 30, 2017, the Company had no reserves for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 27, 2018	January 28, 2017	January 27, 2018	January 28, 2017

Denominator for basic (loss) earnings per share:
Weighted-average common shares outstanding, excluding unvested restricted stock	23,515,622	23,082,974	23,443,673	23,029,546
Dilutive effect of employee stock options and unvested restricted stock	—	—	331,273	—
Denominator for diluted (loss) earnings per share	23,515,622	23,082,974	23,774,946	23,029,546

Due to the net loss for the three months ended January 27, 2018, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 379,749 for the three months ended January 27, 2018. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 27,139 for the nine months ended January 27, 2018.  Due to the net loss for the three and nine months ended January 28, 2017, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were  222,071 and 246,093 for the three and nine months ended January 28, 2017, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements. The Company currently does not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being the Company’s various property leases. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date. This update approved a one-year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. Since the issuance of ASU 2014-09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement. The core principle of ASU 2014-09 is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received.  In adopting the guidance, companies are permitted to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.

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

The Company’s contracts with international governments for the purchase of small UAS and related services generally contain provisions that, among other things, allow the international government to unilaterally terminate the contract for convenience (in whole or in part), pay the Company for costs incurred plus a reasonable profit and take control of any work in process. The Company is continuing to evaluate its contracts with its international UAS customers to determine whether the Company’s performance does not create an asset with an alternative use to the Company and the Company has an enforceable right to payment for performance completed to date. Revenues for contracts meeting this criteria will be recognized over the performance period using an acceptable measure of progress under the new standard, which the Company anticipates to be as costs are incurred.

The Company’s contracts with its EES customers are generally product purchase order, bill and ship arrangments.  The Company is continuing to evaluate its contracts with these customers to determine the impact on revenue recognition under the new guidance.

2. Investments

Investments consist of the following (in thousands):

	January 27,	April 30,
	2018	2017
Short-term investments:
Held-to-maturity securities:
Municipal securities	$53,728	$47,437
U.S. government securities	28,607	14,515
Corporate bonds	27,208	55,519
Certificates of deposit	—	2,500
Total held-to-maturity and short-term investments	$109,543	$119,971
Long-term investments:
Held-to-maturity securities:
Municipal securities	$1,258	$8,942
U.S. government securities	29,467	22,540
Corporate bonds	5,979	8,117
Total held-to-maturity investments	36,704	39,599
Available-for-sale securities:
Auction rate securities	2,118	2,497
Total available-for-sale investments	2,118	2,497
Total long-term investments	$38,822	$42,096

Held-To-Maturity Securities

As of January  27, 2018 and April 30, 2017, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, U.S. government-guaranteed agency securities, U.S. government-sponsored agency debt securities, highly rated corporate bonds, and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 27, 2018 were as follows (in thousands):

	January 27, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$54,986	$3	$(26)	$54,963
U.S. government securities	58,074	—	(285)	57,789
Corporate bonds	33,187	—	(53)	33,134
Total held-to-maturity investments	$146,247	$3	$(364)	$145,886

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2017 were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$56,379	$30	$(21)	$56,388
U.S. government securities	37,055	2	(41)	37,016
Corporate bonds	63,636	9	(85)	63,560
Certificates of deposit	2,500	1	—	2,501
Total held-to-maturity investments	$159,570	$42	$(147)	$159,465

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 27, 2018 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$109,543	$109,399
Due after one year through five years	36,704	36,487
Total	$146,247	$145,886

Available-For-Sale Securities

Auction Rate Securities

As of January 27, 2018 and April 30, 2017, the entire balance of available-for-sale auction rate securities, consisted of two investment grade auction rate municipal bonds, with maturities of approximately 1 and 16 years, respectively. These investments have characteristics similar to short-term investments, because at pre-determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll-over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities, and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on January 27, 2018, until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of January 27, 2018. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate that the current lack of liquidity of these investments will affect its ability to operate its business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be at maturity. As of January 27, 2018, the Company did not consider these investments to be other-than-temporarily impaired.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of January 27, 2018, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,250	$—	$(132)	$2,118
Total available-for-sale investments	$2,250	$—	$(132)	$2,118

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2017, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,700	$—	$(203)	$2,497
Total available-for-sale investments	$2,700	$—	$(203)	$2,497

The amortized cost and fair value of the auction rate securities by contractual maturity at January 27, 2018, were as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$250	$252
Due after 10 years	2,000	1,866
Total	$2,250	$2,118

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

•	Level 3 — Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at January 27, 2018, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,118	$2,118
Total	$—	$—	$2,118	$2,118

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2017	$2,497
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	71
Purchases, issuances and settlements, net	(450)
Balance at January 27, 2018	$2,118
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at January 27, 2018	$—

The auction rate securities are valued using a discounted cash flow model.  The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.  As of January 27, 2018, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 2.33% and 1.88%, estimated redemption periods of 1 and 16 years and discount rates of 2.97% and 9.59%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

4. Inventories, net

Inventories consist of the following (in thousands):

	January 27,	April 30,
	2018	2017

Raw materials	$21,381	$18,365
Work in process	29,743	16,168
Finished goods	31,958	30,793
Inventories, gross	83,082	65,326
Reserve for inventory excess and obsolescence	(5,755)	(5,250)
Inventories, net	$77,327	$60,076

5. Equity Method Investments

In December of 2017, the Company and Softbank formed a joint venture, HAPSMobile.  HAPSMobile is a Japanese corporation that is 5% owned by the Company and 95% owned by SoftBank and is governed by a Joint Venture Agreement (the “JVA”).  The Company purchased its 5% stake in HAPSMobile for 210,000,000 yen  ($1,860,000)  effective as of December 27, 2017.  Under the JVA, the Company committed to make additional capital contributions of 150,000,000 yen (approximately $1,400,000)  and 209,500,000 yen (approximately $1,900,000)  in or around April 2018 and January 2019, respectively, to maintain its 5% ownership stake. Additionally under the JVA, the Company may purchase additional shares of HAPSMobile, at the same per share price for the purchase of its original 5% stake, to increase its ownership percentage of HAPSMobile up to 19% prior to the first flight test of the prototype aircraft produced under a design and development agreement between HAPSMobile and the Company.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment will be accounted as an equity method investment. For the three months ended January 27, 2018, the Company recorded 5% of the net loss of HAPSMobile, or $418,000, in “Equity method investment activity, net of tax” in the consolidated statement of operations.  At January 27, 2018, the carrying value of the investment in HAPSMobile was $1,503,000 and was recorded in “Other assets, long-term.”

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 27, 2018 and January 28, 2017, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2018	2017	2018	2017
Beginning balance	$3,084	$3,688	$3,231	$4,134
Warranty expense	1,347	245	2,513	581
Changes in estimates related to pre-existing warranties	—	200	—	1,428
Warranty costs settled	(566)	(679)	(1,879)	(2,689)
Ending balance	$3,865	$3,454	$3,865	$3,454

During the three and nine months ended January 28, 2017, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $328,000 and $1,735,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At January 27, 2018, there were no remaining estimated warranty costs related to the repair of the impacted UAS. As of January 27, 2018, a total of $2,198,000 of costs related to this warranty have been incurred.

7. Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows:

	April 30,	Impairment	January 27,
	2017	Charges	2018
	(In thousands)
Licenses	$818	$-	$818
Customer relationships	1,600	(867)	733
Trademarks and tradenames	60	(32)	28
Other	3	-	3
Intangibles, gross	2,481	$(899)	1,582
Less accumulated amortization	(658)		(853)
Intangibles, net	$1,823		$729

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. Due to the current political situation within Turkey and the increased uncertainty in the relations between the U.S. and Turkey, the Company significantly lowered its cash flow expectations for its Altoy operations. As a result of the decline in the Company’s cash flow forecast, the Company performed an interim assessment of impairment of Altoy’s long-lived assets, excluding goodwill during the three months ended October  28, 2017. Based on the analysis, the Company determined that the fair value of Altoy had declined below its carrying value, excluding goodwill. As a result, the Company performed additional analysis to determine the amount of the impairment loss and recorded an impairment loss totaling $899,000 during the three months ended October  28, 2017, which is included in selling, general and administrative expense on the consolidated statements of operations. The fair value of the Altoy asset group was determined based on a discounted cash flow model reflective of the revised cash flow estimates.

8. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Foreign Currency	Accumulated Other
	Securities	Translation Adjustments	Comprehensive Loss
Balance, net of $76 of taxes, as of April 30, 2017	$(127)	$—	$(127)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—	—
Change in foreign currency translation adjustments, net of $0 taxes	—	62	62
Unrealized gains, net of $29 of taxes	42	—	42
Balance, net of $47 of taxes, as of January 27, 2018	$(85)	$62	$(23)

9. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the R&D services are performed. Revenue from customer-funded R&D was approximately $10,319,000 and $30,427,000 for the three and nine months  ended January 27, 2018, respectively. Revenue from customer-funded R&D was approximately $9,089,000 and $38,367,000 for the three and nine months ended January 28, 2017, respectively.

10. Long-Term Incentive Awards

During the three months ended July 29, 2017, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2018 LTIP”).  Awards under the Fiscal 2018 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs  at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs  will be made in fully-vested shares of common stock. As of January 27, 2018, no compensation cost has been recognized for the performance-based portion of the Fiscal 2018 LTIP, as the Company concluded that it was not probable that the performance conditions will be achieved. At January 27, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs  at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs  will be made in fully-vested shares of common stock. As of January 27, 2018, no compensation cost has been recognized for the performance-based portion of the Fiscal 2017 LTIP, as the Company concluded that it was not probable that the performance conditions will be achieved. At January 27, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,630,000.

During the year ended April 30, 2016, the Company granted a three-year performance award under the Restated 2006 Plan to key employees (“Fiscal 2016 LTIP”). The performance period for each three-year award is the three-year period ending April 30, 2018. A target payout was established at the award date. The actual payout at the end of the performance period will be calculated based upon the Company’s achievement of revenue and gross margin for the performance period. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock. As of January 27, 2018, no compensation cost has been recognized for this award as the Company has concluded that it was not probable that the performance conditions will be achieved.  At January 27, 2018, the maximum compensation expense that may be recorded for the Fiscal 2016 LTIP is $2,690,000.

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

11. Income Taxes

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, repeal of the corporate alternative minimum tax, repeal of the deduction for domestic production activities, and limitation on the deductibility of certain executive compensation.

In accordance with U.S. GAAP as determined by ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted.  As the Company has an April 30 fiscal year end, its U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 30.4% (8 months at 35% and 4 months at 21%), and will be 21% for subsequent fiscal years.  The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized (30.4% if in 2018 or 21% thereafter) and recorded a one-time deferred tax expense of approximately $3,100,000 during the three months ended January 27, 2018.

The Company followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

The $3,100,000 expense for the one-time deferred tax remeasurement is a provisional estimate of the impact of the Tax Act.  In addition, the Company has estimated that it will not have an income tax payable as a result of the one-time deemed repatriation transition tax on unrepatriated foreign earnings.  These amounts are considered provisional because they use estimates for which final tax computations or returns have not been completed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

The Company’s financial statements do not reflect the impact of certain aspects of the Tax Act as the Company did not have the necessary information available, prepared, or analyzed (including computations), or because sufficient guidance has not been issued in order to determine an actual or provisional amount for the tax effects of the Act. To date, these aspects include the new compensation related provisions under section 162(m) and the state income tax conformity to the Tax Act.

For the three and nine months ended January 27, 2018, the Company recorded a provision for income taxes of $628,000 and $277,000, respectively, yielding an effective tax rate of 300.5% and 12.6%, respectively. For the three and nine months ended January 28, 2017, the Company recorded a provision (benefit) for income taxes of $1,102,000 and $(2,809,000), yielding an effective tax rate of (102.7)% and 13.6%, respectively. The variance from statutory rates for the three and nine months ended January 27, 2018 was primarily due to a $3,100,000 remeasurement charge of the Company’s deferred tax assets and liabilities and a reduction in the fiscal 2018 federal statutory rate to 30.4%, both of which are impacts of the Tax Act.  In addition, during the three and nine months ended January 27, 2018 the Company recorded discrete excess tax benefits of $212,000 and $1,614,000, respectively, resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and nine months ended January 28, 2017 was primarily due to federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during the third quarter of fiscal 2016 and the reversal of a $968,000 reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year audits recorded during the first quarter of fiscal 2017. The provision for income taxes for the three months ended January 28, 2017 was also impacted by a change in estimate to reduce the full year fiscal 2017 estimated income before income taxes, which decreased the estimated fiscal 2017 effective income tax rate.

12. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and nine months ended January 27, 2018. As of January 27, 2018 and April 30, 2017, approximately $21.2 million remained authorized for future repurchases under this program.

13. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although Softbank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and Softbank are considered related parties of the Company.  Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA, the Company will use its best efforts, up to a maximum net value of $65,011,481, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $5,500,000 and $15,100,000 for the three and nine months ended January 27, 2018, respectively. At January 27, 2018, the Company had unbilled related party receivables from HAPSMobile of $1,648,000 recorded in “Unbilled receivables and retentions” on the consolidated balance sheet.    During the three months ended January 27, 2018, the Company purchased a 5% stake for a capital contribution of 210,000,000 yen ($1,860,000) in accordance with the JVA. Refer to Note 5 – Equtiy Method Investments for further details.

14. Segment Data

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

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2018	2017	2018	2017
Revenue:
UAS	$53,433	$41,894	$153,671	$113,220
EES	10,502	11,269	27,855	26,277
Total	63,935	53,163	181,526	139,497
Cost of sales:
UAS	36,130	25,530	98,355	76,549
EES	7,219	8,282	19,955	19,497
Total	43,349	33,812	118,310	96,046
Gross margin:
UAS	17,303	16,364	55,316	36,671
EES	3,283	2,987	7,900	6,780
Total	20,586	19,351	63,216	43,451
Selling, general and administrative	13,500	12,788	41,295	39,838
Research and development	7,314	7,988	21,047	25,105
(Loss) income from operations	(228)	(1,425)	874	(21,492)
Other income (expense):
Interest income, net	545	390	1,489	1,162
Other expense, net	(108)	(38)	(159)	(357)
Income (lo ss) before income taxes	$209	$(1,073)	$2,204	$(20,687)

15. Subsequent Events

On February 26, 2018, a jury verdict found that former AeroVironment employees, Gabriel Torres, Justin McAllister, and Jeff McBride engaged in fraud, and that Torres and McAllister breached their respective Patent and Confidentiality Agreements. The jury also awarded punitive damages against all three defendants. The total verdict was more than $2,400,000. Torres, McAllister, and McBride are founders of MicaSense, Inc., which is majority-owned by Parrot SA. No amounts have been recorded to the Company’s consolidated financial statements as of January 27, 2018.

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 27, 2018 and January 28, 2017, changes in accounting estimates on fixed-price contracts recognized using the percentage of completion method of accounting are presented below.

For the three months ended January 27, 2018 and January 28, 2017, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Three Months Ended
	January 27,	January 28,
	2018	2017

Gross favorable adjustments	$424	$258
Gross unfavorable adjustments	(437)	(227)
Net (unfavorable) favorable adjustments	$(13)	$31

For the three months ended January 27, 2018, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on 8 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.4 million were primarily related to higher than expected costs on 8 contracts, which individually were not material.

For the three months ended January 28, 2017, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 6 contracts.

For the nine months ended January 27, 2018 and January 28, 2017, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Nine Months Ended
	January 27,	January 28,
	2018	2017

Gross favorable adjustments	$1,199	$2,352
Gross unfavorable adjustments	(708)	(271)
Net favorable adjustments	$491	$2,081

For the nine months ended January 27, 2018, favorable cumulative catch-up adjustments of $1.2 million were primarily due to final cost adjustments on 12 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.7 million were primarily related to higher than expected costs on 6 contracts, which individually were not material.

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

The following table sets forth our revenue and gross margin generated by each operating segment for the periods indicated (in thousands):

Three Months Ended January 27, 2018 Compared to Three Months Ended January 28, 2017

	Three Months Ended
	January 27,	January 28,
	2018	2017
Revenue:
UAS	$53,433	$41,894
EES	10,502	11,269
Total	63,935	53,163
Cost of sales:
UAS	36,130	25,530
EES	7,219	8,282
Total	43,349	33,812
Gross margin:
UAS	17,303	16,364
EES	3,283	2,987
Total	20,586	19,351
Selling, general and administrative	13,500	12,788
Research and development	7,314	7,988
(Loss) income from operations	(228)	(1,425)
Other income (expense):
Interest income, net	545	390
Other expense, net	(108)	(38)
Income (loss) before income taxes	$209	$(1,073)

Revenue. Revenue for the three months ended January 27, 2018 was $63.9 million, as compared to $53.2 million for the three months ended January 28, 2017, representing an increase of $10.8 million, or 20%. The increase in revenue was due to an increase in product deliveries of $12.5 million, partially offset by  a decrease in service revenue of $1.7 million. UAS revenue increased $11.5 million, or 28%, to $53.4 million for the three months ended January 27, 2018, due to an increase in product deliveries of $13.0 million and an increase in customer-funded R&D work of $1.2 million, partially offset by a decrease in service revenue of $2.7 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS and an increase in product deliveries of tactical missile systems. During the quarter, we continued to experience expansion in small UAS product deliveries to international customers. The increase in customer-funded R&D was primarily associated with the HAPSMobile design and development agreement (“DDA”), partially offset by decreases in tactical missile systems and tactical missile system variant programs.  The decrease in service revenue was primarily due to a decrease in sustainment activities in support of small UAS for our international customers.  EES revenue  decreased $0.8 million, or 7%, to $10.5 million for the three months ended January 27, 2018, primarily due to a decrease in product deliveries of our PosiCharge industrial electric vehicle charging systems.

Cost of Sales. Cost of sales for the three months ended January 27, 2018 was $43.3 million, as compared to $33.8 million for the three months ended January 28, 2017, representing an increase of $9.5 million, or 28%. As a percentage of revenue, cost of sales increased from 64% to 68%. The increase in cost of sales was primarily due to an increase in product costs of $8.3 million and an increase in cost of services of $1.3 million. The increase in product costs was primarily due to the increase in product deliveries. The increase in cost of services was primarily due to a lower service margin on a UAS program due to unfavorable cost adjustments and an unfavorable sales mix. UAS cost of sales increased $10.6 million, or 42%, to $36.1 million for the three months ended January 27, 2018, primarily due to an increase in product deliveries. As a percentage of revenue, cost of sales for UAS increased from 61% to 68%, primarily due to a lower service margin on a UAS program due to unfavorable cost adjustments and an unfavorable sales mix.  EES cost of sales decreased $1.1 million, or 13%, to $7.2 million for the three months ended January 27, 2018,  primarily due to the decreased sales volume. As a percentage of revenue, cost of sales for EES decreased from 73% to 69%, primarily due to favorable product mix.

Gross Margin. Gross margin for the three months ended January 27, 2018 was $20.6 million, as compared to $19.4 million for the three months ended January 28, 2017, representing an increase of $1.2 million, or 6%. The increase in gross margin was primarily due to an increase in product margins of $4.2 million, partially offset by a decrease in service margins of $3.0 million. As a percentage of revenue, gross margin decreased from 36% to 32%, primarily due to a lower service margin on a UAS program due to unfavorable cost adjustments and an unfavorable sales mix on our services contracts.  UAS gross margin increased $0.9 million, or 6%, to $17.3 million for the three months ended January 27, 2018, primarily due to the increase in product sales volume, partially offset by decreases resulting from a lower service margin on a UAS program due to unfavorable cost adjustments and an unfavorable sales mix. As a percentage of revenue, gross margin for UAS decreased from 39% to 32%, primarily due to a  lower service margin on a UAS program due to unfavorable cost adjustments and an unfavorable sales mix. EES gross margin increased $0.3 million, or 10%, to $3.3 million for the three months ended January 27, 2018. As a percentage of revenue, EES gross margin increased from 27% to 31%, primarily due to favorable product mix.

Selling, General and Administrative.  SG&A expense for the three months ended January 27, 2018 was $13.5 million, or 21%  of revenue, compared to SG&A expense of $12.8 million, or 24% of revenue, for the three months ended January 28, 2017. The increase in SG&A expense was primarily due to an increase in employee related expenses.

Research and Development. R&D expense for the three months ended January 27, 2018 was $7.3 million, or 11% of revenue, compared to R&D expense of $8.0 million, or 15% of revenue, for the three months ended January 28, 2017.  R&D expense decreased by  $0.7 million, or 8%, for the three months ended January 27, 2018, primarily due to a planned decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended January 27, 2018 was $0.5 million compared to interest income, net of $0.4 million for the three months ended January 28, 2017.

Other Expense, net.  Other expense,  net for the three months ended January 27, 2018 was $0.1 million compared to other expense, net of $38,000 for the three months ended January 28, 2017.

Provision for Income Taxes. Our effective income tax rate was 300.5% for the three months ended January 27, 2018, as compared to (102.7)%  for the three months ended January 28, 2017.    The provision for income taxes for the third quarter of fiscal 2018 included the impact of the Tax Cut and Jobs Act of 2017, inclusive of a reduction in the blended fiscal year 2018 federal statutory tax rate from 35% to 30.4% and an estimated $3.1 million one-time expense resulting from the remeasurement of our deferred tax assets and liabilities.

Equity method investment activity, net of tax.  Equity method investment activity, net of tax for the three months ended January 27, 2018 was a loss of $0.4 million compared to equity method investment activity, net of tax loss of $8,000 for the third quarter of fiscal 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017. Equity method investment activity, net of tax for the three months ended January 28, 2017 related to our investment in Altoy prior to obtaining a controlling interest in February 2017.

Nine Months Ended January 27, 2018 Compared to Nine Months Ended January 28, 2017

	Nine Months Ended
	January 27,	January 28,
	2018	2017
Revenue:
UAS	$153,671	$113,220
EES	27,855	26,277
Total	181,526	139,497
Cost of sales:
UAS	98,355	76,549
EES	19,955	19,497
Total	118,310	96,046
Gross margin:
UAS	55,316	36,671
EES	7,900	6,780
Total	63,216	43,451
Selling, general and administrative	41,295	39,838
Research and development	21,047	25,105
Income (loss) from operations	874	(21,492)
Other income (expense):
Interest income, net	1,489	1,162
Other expense, net	(159)	(357)
Income (loss) before income taxes	$2,204	$(20,687)

Revenue. Revenue for the nine months ended January 27, 2018 was $181.5 million, as compared to $139.5 million for the nine months ended January 28, 2017, representing an increase of $42.0 million, or 30%. The increase in revenue was due to an increase in product deliveries of  $51.4 million, partially offset by a decrease in service revenue of $9.4 million. UAS revenue increased $40.5 million, or 36%, to $153.7 million for the nine months ended January 27, 2018, due to an increase in product deliveries of $49.6 million, partially offset by a decrease in customer-funded R&D work of $8.0 million and a  decrease in service revenue of $1.2 million.  The increase in product deliveries was primarily due to an increase in small UAS product deliveries to international customers and product deliveries of small UAS and tactical missile systems to customers within the U.S. government. The decrease in customer-funded R&D was primarily associated with tactical missile systems and tactical missile system variant programs, partially offset by an increase in revenue associated with our DDA with HAPSMobile. The decrease in service revenue was primarily due to a decrease in sustainment activities in support of tactical missile system product deliveries. EES revenue increased $1.6 million, or 6%, to $27.9 million for the nine months  ended January 27, 2018, primarily due to an increase in product deliveries of passenger electric vehicle charging systems.

Cost of Sales. Cost of sales for the nine months ended January 27, 2018 was $118.3 million, as compared to $96.0 million for the nine months ended January 28, 2017, representing an increase of $22.3 million, or 23%. As a percentage of revenue, cost of sales decreased from 69% to 65%. The increase in cost of sales was primarily due to an increase in product costs of $28.1 million, partially offset by a decrease in cost of services of $5.8 million. The increase in product costs was primarily due to the increase in product deliveries. The decrease in cost of services was primarily due to the decrease in service revenue. UAS cost of sales increased $21.8 million, or 28%, to $98.4 million for the nine months  ended January 27, 2018, primarily due to an increase in product deliveries. As a percentage of revenue, cost of sales for UAS decreased from 68% to 64%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue. EES cost of sales increased $0.5 million, or 2%, to $20.0 million for the nine months ended January 27, 2018, primarily due to the increased sales volume. As a percentage of revenue, cost of sales for EES decreased from 74% to 72%, primarily due to the increased sales volume and a decrease in sustaining engineering activities in support of our existing products.

Gross Margin. Gross margin for the nine months ended January 27, 2018 was $63.2 million, as compared to $43.5 million for the nine months ended January 28, 2017, representing an increase of $19.8 million, or 45%. The increase in gross margin was primarily due to an increase in product margins of $23.3 million, partially offset by a decrease in service margins of $3.5 million. As a percentage of revenue, gross margin increased from 31% to 35%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue. UAS gross margin increased $18.6 million, or 51%, to $55.3 million for the nine months ended January 27, 2018, primarily due to the increase in product deliveries and an increase in the proportion of product sales to total revenue. As a percentage of revenue, gross margin for UAS increased from 32% to 36%, primarily due to an increase in sales volume and an increase in the proportion of product sales to total revenue. EES gross margin increased $1.1 million, or 17%, to $7.9 million for the nine months ended January 27, 2018, primarily due to the increased sales volume. As a percentage of revenue, EES gross margin increased from 26% to 28%,  primarily due to the increased sales volume and a decrease in sustaining engineering activities in support of our existing products.

Selling, General and Administrative.  SG&A expense for the nine months ended January 27, 2018 was $41.3 million, or 23% of revenue, compared to SG&A expense of $39.8 million, or 29% of revenue, for the nine months ended January 28, 2017. The increase in SG&A  expense was primarily due to the recording of impairment charges totaling $1.0 million related to the identifiable intangible assets and goodwill of Altoy during the three months ended October 28, 2017.

Research and Development. R&D expense for the nine months ended January 27, 2018 was $21.0 million, or 12% of revenue, compared to R&D expense of $25.1 million, or 18% of revenue, for the nine months ended January 28, 2017.  R&D expense decreased by $4.1 million, or 16%, for the nine months ended January 27, 2018, primarily due to a planned decrease in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the nine months ended January 27, 2018 was $1.5 million compared to interest income, net of $1.2 million for the nine months ended January 28, 2017.

Other Expense, net.  Other expense, net for the nine months ended January 27, 2018 was $0.2 million compared to other expense, net of $0.4 million for the nine months ended January 28, 2017.

Provision (Benefit) for Income Taxes. Our effective income tax rate was 12.6% for the nine months ended January 27, 2018, as compared to 13.6% for the nine months ended January 28, 2017.  The provision for income taxes for the first nine months of fiscal 2018 included the impact of the Tax Cut and Jobs Act of 2017, inclusive of a reduction in the blended fiscal year 2018 federal statutory tax rate from 35% to 30.4% and an estimated $3.1 million one-time expense resulting from the remeasurement of our deferred tax assets and liabilities.

Equity method investment activity, net of tax.  Equity method investment activity, net of tax, for the first nine months of fiscal 2018 was a loss of $0.4 million compared to equity method investment activity, net of tax loss of $0.1 million for the first nine months of fiscal 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017. Equity method investment activity, net of tax for the nine months ended January 28, 2017 related to our investment in Altoy prior to obtaining a controlling interest in February 2017.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of January 27, 2018 and April 30, 2017, our funded backlog was approximately $123.5 million and $78.0 million, respectively.

In addition to our funded backlog, we also had unfunded backlog of $21.2 million and $24.6 million as of January 27, 2018 and April 30, 2017, respectively.  We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire or are renewed or new contracts are awarded. A majority of our contracts, specifically our IDIQ contracts, do not currently obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not they are funded, may be terminated at the convenience of the U.S. government.

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

Cash Flows

The following table provides our cash flow data for the nine months ended January 27, 2018 and January 28, 2017 (in thousands):

	Nine Months Ended
	January 27,	January 28,
	2018	2017
	(Unaudited)
Net cash provided by (used in) operating activities	$28,116	$(14,424)
Net cash provided by (used in) investing activities	$2,213	$(36,949)
Net cash provided by financing activities	$2,071	$364

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the nine months ended January 27, 2018 increased by $42.5 million to $28.1 million, compared to net cash used in operating activities of $14.4 million for the nine months ended January 28, 2017. The increase in net cash provided by operating activities was primarily due to an increase in net income of $19.6 million,  an increase in cash as a result of changes in operating assets and liabilities of $18.9 million, largely resulting from decreases in accounts receivable due to the year over year timing of revenue and related cash collections and decreases in cash paid for inventory purchases, and non-cash expenses of

$4.1 million, primarily due to stock-compensation expense and the impairment of the identifiable intangible assets and goodwill of Altoy.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $39.2 million to $2.2 million for the nine months ended January 27, 2018, compared to net cash used in investing activities of $36.9 million for the nine months ended January 28, 2017. The increase in net cash provided by investing activities was primarily due to an increase in net redemptions and  purchases of investments of $41.8 million, partially offset by $1.9 million investment in our HAPSMobile joint venture.

Cash Provided by Financing Activities. Net cash provided by financing activities increased by $1.7 million to $2.1 million for the nine months ended January 27, 2018, compared to net cash provided by financing activities of $0.4 million for the nine months ended January 28, 2017. The increase in cash provided by financing activities was primarily due an increase in cash provided from the exercise of employee stock options of $2.0 million.

Contractual Obligations

During the three and nine months ended January 27, 2018, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2017 with the exception of our commitment under the HAPSMobile, Inc. JVA to make additional capital contributions of 150,000,000 yen (approximately $1,400,000) and 209,500,000 yen (approximately $1,900,000) in or around April 2018 and January 2019, respectively, to maintain our 5% ownership stake.

Off-Balance Sheet Arrangements

As of January 27, 2018, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three and nine months ended January 27, 2018.

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

ITEM 4. CONTROLS AND PROCEDURES

Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15I and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure.

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,  as of January 27, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 27, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three and nine months ended January 27, 2018. As of January 27, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On March 5, 2018, we entered into an Amended and Restated Severance Protection Agreement (the “Severance Agreement”) with Melissa Brown, our Vice President, General Counsel and corporate secretary.  The material terms of the Severance Agreement are as follows:

(a)  The Severance Agreement expires on December 31, 2018, provided, however, that if a change in control (as that term is defined in the Severance Agreement) occurs during the term of the Severance Agreement, the term will be extended to the date that is 18 months after the date of the occurrence of such change in control.

(b)  Upon termination of her employment by us without cause or by her for good reason (as those terms are defined in the Severance Agreement) within 18 months following a change in control, Ms. Brown is entitled to receive (i) her prorated bonus target for the year in which the termination occurs, (ii) a lump sum cash payment equal to 1.0x the sum of her base salary at the rate in effect on the termination date (or, if higher, the highest base salary rate in effect at any time during the 180-day period prior to a change in control), her annual target bonus for the year in which the termination occurs and 100% of her target payout under all outstanding long-term incentive plan awards, (iii) acceleration of vesting and exercisability of equity awards, (iv) the continuation of certain employee welfare plan benefits for her and her dependents and beneficiaries for a period of 12 months and (v) outplacement services for a period of 12 months, or if earlier, until the first acceptance by her of an offer of employment.

(c)If her employment is terminated by us without cause or by her for good reason, and a change in control occurs prior to the earlier of the date which is three (3) months following the termination date or February 14th of the calendar year following the year in which the termination date occurs, Ms. Brown is entitled to receive the benefits described in (b) above.

(d)Ms. Brown will receive the following severance benefits if her employment is terminated by us for any reason other than cause in a context that does not involve a change in control, or upon any termination by reason of her death or disability: (i) her prorated bonus target for the year in which the termination occurs, (ii) a lump sum payment in an amount equal to her base salary at the rate in effect on the termination date, and (iii) the continuation of certain employee welfare plan benefits for her and her dependents and beneficiaries for a period of 12 months.

To receive the severance benefits described above, Ms. Brown must execute a full release of any and all claims against us and comply with certain obligations specified in the agreement for 12 months following the termination date, including non-solicitation and non-disparagement obligations and continued compliance with the obligations under her patent and confidentiality agreement with us. Any waiver of any breach of such obligations must be approved by us.

The description of the Severance Agreement set forth in this Item 5 is is not complete and is qualified in its entirety by reference to the full text of the Severance Agreement which is filed as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1†	Joint Venture Agreement by and between AeroVironment, Inc. and SoftBank Corp. effective as of December 27, 2017.
10.2†	Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 27, 2017.
10.3†	Intellectual Property License Agreement by and among AeroVironment, Inc., SoftBank Corp. and HAPSMobile, Inc. dated as of December 27, 2017.
10.4	Amended and Restated Severance Protection Agreement dated as of March 5, 2018 by and between AeroVironment, Inc. and Melissa Brown.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

†Confidential treatment has been requested for portions of this exhibit.

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

Date: March 6, 2018		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)