Form 10-K
period 2018-04-30
AeroVironment Inc
filed 2018-06-27
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2018
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

Large accelerated filer ☒                  Accelerated filer ☐Smaller reporting company ☐

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

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 28, 2017 was approximately $1,074.2 million.

As of June 20, 2018, the issuer had 23,906,534 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2018, are incorporated by reference into Part III of this Form 10‑K.

AEROVIRONMENT, INC.

PART I

Forward‑Looking Statements

This Annual Report on Form 10‑K, or Annual Report, contains forward‑looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act). Forward‑looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms such as “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward‑looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward‑looking statement. These uncertainties and other factors include, among other things:

•	our ability to consummate the sale of the assets of our Efficient Energy Systems (“EES”) business segment to Webasto Charging Systems, Inc., as described in this Annual Report;

•	unexpected technical and marketing difficulties inherent in major research and product development efforts;

•	availability of U.S. government funding for defense procurement and research and development programs;

•	the extensive regulatory requirements governing our contracts with the U.S. government and the results of any audit or investigation of our compliance therewith;

•	our ability to remain a market innovator and to create new market opportunities;

•	the potential need for changes in our long‑term strategy in response to future developments;

•	unexpected changes in significant operating expenses, including components and raw materials;

•	changes in the supply, demand and/or prices for our products and services;

•

increased competition, including from firms that have substantially greater resources than we have and in the UAS business from lower‑cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

•	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting requirements;

•	the impact of potential security and cyber threats;

•	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems;

•	changes in the regulatory environment; and

•	general economic and business conditions in the United States and elsewhere in the world.

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

Item 1.  Business.

Proposed Sale of EES Business Segment

On June 1, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Webasto Charging Systems, Inc. (“Webasto”) pursuant to which we agreed to sell, and Webasto agreed to acquire, substantially all of the assets of our Efficient Energy Systems business segment (the “EES Business”) and to assume certain liabilities related to the EES Business.  The closing of the transactions contemplated by the Purchase Agreement is subject to certain closing conditions, including: (i) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (ii) each party’s compliance with its covenants and agreements contained in the Purchase Agreement (subject to customary materiality qualifiers), (iii) the execution by the parties of certain ancillary agreements and (iv) other customary closing conditions.  As of April 30, 2018, we determined that the EES Business met the criterion for classification as an asset held for sale and represents a strategic shift in in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

The disclosures and references in this Annual Report, including financial data, the description of our business operations in this Item 1, and risk factors related to our operations included in Item 1A relate to our continuing operations, unless otherwise specifically noted.

Overview

We design, develop, produce, support and operate a technologically‑advanced portfolio of products and services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments, and tactical missile systems and related services to organizations within the U.S. Government. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products and services in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

Our success with current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include lightweight aerostructures; power electronics; electric propulsion systems; efficient electric power conversion, and storage systems; high‑density energy packaging; miniaturization; digital data links (“DDL”); sensors; controls integration; systems integration; engineering optimization; vertical takeoff fixed wing flight and autonomy, each coupled with professional field service capabilities.

Our UAS business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and tactical missile systems and the delivery of UAS‑related services that provide situational awareness, remote sensing, multi‑band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

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

We intend to grow our business by preserving a leadership position in the UAS and tactical missile system markets, and by creating new solutions that enable us to create and establish leadership positions in new markets. Key components of this strategy include the following:

Expand our market leadership to grow existing markets and create new adjacent markets.  Our small UAS and tactical missile systems enjoy leading positions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations, other government agencies and non‑government organizations, including commercial entities, and to increase the penetration of our tactical missile systems within the U.S. military and allied nations. We believe that the broad adoption of our small UAS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market.

Deliver innovative new solutions for existing and new markets.  Customer‑focused innovation is the primary driver of our growth. We plan to continue pursuing internal and customer‑funded research and development to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets, and enable us to create new opportunities for growth. We view strategic partnerships as a means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities.

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

Effectively manage our growth portfolio for long‑term value creation.  Our production and development programs and services position us for investment opportunities that we believe will deliver long‑term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of other investment opportunities to determine its relative timing and potential, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports how we allocate resources based on relative risks and returns to maximize long‑term value creation, which is a key element of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

Customers

We sell the majority of our UAS and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, and increasingly to allied governments. We sell our tactical missile systems to organizations within the U.S. government. We also develop High Altitude Pseudo-Satellite (“HAPS”) systems for a commercial customer based in Japan.

During our fiscal year ended April 30, 2018, we generated approximately 19% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 35% of our sales revenue, while purchases by foreign, commercial and consumer customers accounted for the remaining 46% of sales revenue during our fiscal year ended April 30, 2018.

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

As a result of our commitment to research and development, we possess an extensive portfolio of intellectual property in the form of patents, trade secrets, copyrights and trademarks across a broad range of UAS and advanced energy technologies. As of April 30, 2018, we had 201 U.S. patents issued; 87 U.S. patent applications pending; 7 active Patent Cooperation Treaty applications; and numerous foreign patents and applications, of which 51 U.S. patents, 20 U.S. patent applications and no active Patent Cooperation Treaty applications are anticipated to be assigned to Webasto upon the closing of the transactions contemplated by the Purchase Agreement. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection. Pursuant to the Purchase Agreement, a portion of our patents and pending patent applications relating to the EES Business will be sold and to Webasto at the closing of the transactions contemplated by the Purchase Agreement.

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

For the fiscal years ended April 30, 2018, 2017 and 2016, our internal research and development spending amounted to 10%, 12% and 15%, of our revenue, respectively, and customer‑funded research and development spending amounted to an additional 19%, 19% and 23%, of our revenue, respectively.

Sales and Marketing

Our marketing strategy is based on developing leadership positions in new markets that we create through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve the successful adoption of our solutions. Once we establish a market position we work to maintain our leadership position while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have U.S. registered trademarks for AeroVironment, AV, Switchblade, Raven, Wasp, Snipe, and EV Solutions, and have several other pending applications for trademark registration. Pursuant to the Purchase Agreement, a portion of our registered trademarks and pending trademark registration applications that relate to the EES Business will be sold and assigned to Webasto at the closing of the transactions contemplated by the Purchase Agreement, including the U.S. registered trademarks for EV Solutions, TurboCord, PosiCharge, BMID, BATTERY RX, Procore, Powered Your Way, Turbodock, NXT, and Turbo DX.

International Sales

We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales accounted for approximately 46%, 37% and 29%, of our revenue for the fiscal years ended April 30, 2018, 2017 and 2016, respectively.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance; safety; features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand and reputation.

Manufacturing and Operations

We pursue a lean and efficient production strategy across our business, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products, while working to optimize our designs to meet manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We incorporate this input into product designs in an effort to maximize the efficiency and quality of our products. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full‑rate production deliveries while achieving high reliability, quality and yields.

We outsource certain production activities, such as the fabrication of structures, the manufacture of electronic printed circuit board subassemblies, payload components and, the production of our Quantix drone, to qualified suppliers, with many of whom we have long‑term relationships. This outsourcing enables us to focus on final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. See “Risk Factors—If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business” for more information. All of our production system operations incorporate internal and external quality programs and processes to increase acceptance rates, reduce lead times and lower cost.

Customer Funded Research and Development

We actively pursue externally funded projects that help us to strengthen our technological capabilities. Our UAS business submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. In some cases commercial enterprises may fund our research and development activities, as with our HAPSMobile, Inc. development program. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high‑value research and development initiatives, we attempt to limit the volume of customer funded research and development projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

Seasonality

Historically, and more pronounced in recent years, our revenue in the second half of our fiscal years has exceeded our revenue in the first half of our fiscal years. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our family of systems to customer specification, customer acceptance and other regulatory requirements. We expect our fiscal year 2019 to have more balanced revenue between the first and second halves.

Raw Materials and Suppliers

Historically, we have not experienced significant delays in the supply or availability of our key raw materials or components provided by our suppliers, nor have we experienced a significant price increase for raw materials or components.  We do not anticipate any such delays or significant price increases in our fiscal year 2019.

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2018	2017	2016
Fixed-price contracts	80%	76%	75%
Cost-reimbursable contracts	20%	24%	25%

Employees

As of April 30, 2018, we had 697 full time employees of our continuing business operations, of whom 253 were in research and development and engineering, 34 were in sales and marketing, 252 were in operations and 158 were general and administrative personnel. We believe that we have a good relationship with our employees. As of April 30,

2018, we had 100 employees of our EES Business.  Upon the closing of the transactions contemplated by the Purchase Agreement, it is anticipated that we will terminate the employees of the EES Business who will become employees of Webasto after the closing.

Backlog

We define funded backlog as unfilled firm orders for products and services for which funding currently is appropriated to us under the contract by the customer. As of April 30, 2018 and 2017, our funded backlog was approximately $174.3 million and $70.9 million, respectively. We expect that approximately 84% of our funded backlog will be filled during our fiscal year ending April 30, 2019.

In addition to our funded backlog, we had unfunded backlog of $58.1 million and $14.1 million as of April 30, 2018 and 2017, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one‑year options, and indefinite delivery, indefinite quantity, or IDIQ contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ‑type contract for small UAS because that contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive all task orders issued against the contract.

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

Unmanned Aircraft Systems

Our UAS business addresses the increasing economic and security value of network‑centric intelligence, surveillance and reconnaissance (“ISR”) communications, remote sensing and effects delivery with innovative UAS and tactical missile system solutions.

Industry Background

Small UAS

The defense market for small UAS has grown significantly since the early 2000s driven largely by the demands associated with the global threat environment and the resulting procurement by military customers, the early adopters for this technology. Small UAS now represent an accepted and enduring capability for the military. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator,  Sky Warrior,  Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE, Puma AE and Snipe, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.” Small UAS can provide real‑time observation and communication capabilities to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, we are furthering the application of small UAS technology in new markets such as precision agriculture. We expect further growth through the introduction of UAS technology and services to these emerging commercial applications.

Tactical Missile Systems

The development of weapons capable of rapid deployment and precision strike while minimizing the risk to surrounding civilians, property and operators accelerated in recent years due to advances in enabling technologies. Weapons such as laser‑guided missiles, “smart” bombs and GPS‑guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a target, their ability to employ a precision weapon system quickly and easily can mean the difference between mission success and failure. A rapidly deployable solution could address emerging requirements beyond ground engagements for use in other types of situations and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, man‑portable delivery system provides warfighters with a valuable and more cost‑effective alternative to existing munition and missile systems.

Large UAS

We believe a market opportunity exists for large UAS that can fly for long periods of time to provide continuous remote sensing and communications in an affordable manner over great distances. Existing solutions such as communications satellites and manned and unmanned aircraft address some of the emerging demand for this capability, but do so at relatively high financial and resource costs. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but they operate more than 20,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. A new category of constellations consisting of a large number of very small and low earth orbiting satellites is designed to provide a lower cost alternative with more ubiquitous coverage for reconnaissance and communication, but has yet to be deployed in meaningful quantities. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest without gaps in availability while carrying a communications or observation payload could help to satisfy this need.

Our UAS Solutions

We supply our UAS products and services to multiple customers within and outside of the United States.

Small UAS Products

Our small UAS, including Raven, Wasp AE, Puma AE and Snipe, are designed to operate reliably a few hundred feet above the ground in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information. Military forces employ our small UAS to deliver ISR and communications, including real‑time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. In commercial applications, we operate our small UAS as part of a turnkey information solution to deliver advanced analysis that can reduce customers’ costs, enhance their safety and increase their revenue. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro‑optical, infrared or other sensors directly to a hand‑held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our Quantix data collection drone generates a volume of high-resolution data significantly larger than wireless bandwidth can accommodate, requiring the transfer of data once the air vehicle has landed. With the exception of Quantix, our ground control systems allow the operator to control the aircraft by programming it for GPS‑based autonomous navigation using operator‑designated way‑points, or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user‑friendly, intuitive user interface. All of our fixed wing small UAS currently in production for military customers operate from our common ground control system.

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

In emerging commercial applications, our small UAS enable enterprises to manage valuable assets such as crops, powerlines and railroad infrastructure, more effectively and safely than previously possible. Our Quantix data collection drone and AeroVironment Decision Support System (“AVDSS”), a cloud‑based platform for processing, analyzing and storing collected data, are designed to provide agriculture operations with more accurate and timely information regarding their crops. Better and more timely information can translate into more efficient activities that facilitate more efficient use of scarce resources such as water for agriculture.

Our small UAS offering also includes spare equipment, alternative payload modules, batteries, chargers, repair services and customer support. We provide training by our highly‑skilled instructors, who typically possess extensive military experience, and continuous refurbishment and repair services for our products. We designed our Quantix system for minimal training so customers can learn how to operate it on their own. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

Each system in our small UAS portfolio typically includes multiple aircraft, our common and interoperable hand‑held ground control system and an array of spare parts and accessories. Our current small UAS portfolio for defense applications consists of the following aircraft:

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

The ground control system serves as the primary interface between the operator and our small UAS designed for defense applications, and allows the operator to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real‑time, streaming video and metadata. Our common ground control system interfaces with each of our air vehicles, except Snipe, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers’ hands.

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

UAS Logistics Services

In support of our small UAS for defense applications we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for us and provide us with continuous feedback to understand the performance of our systems, anticipate our customers’ needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services in a manner that seeks to minimize supply chain delays, and we support our customers with spare parts, replacement aircraft and support whenever and wherever they need them. One of our facilities also serves as the primary depot for repairs and spare parts.

We provide comprehensive training services to support all of our small UAS for defense applications. Our highly‑skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and overseas to support our customers’ training needs on both production and development‑stage systems.

UAS Customer Funded Research and Development

We provide specialized services in support of customer‑funded research and development projects, delivering new value‑added technology solutions to our customers. These types of projects typically involve developing new system solutions and technology or new capabilities for existing solutions that we introduce as retrofits or upgrades. We recognize customer‑funded research and development projects as revenue.

UAS Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key UAS technological capabilities:

•	lightweight, low speed aerostructures and aerodynamic design;

•	miniaturized avionics and micro/nano unmanned aircraft systems;

•	image stabilization and target tracking;

•	software;

•	sensor design, development, miniaturization and integration;
•	advanced flight control systems;

•	electric propulsion systems;

•	high altitude long endurance flight operations;

•	fluid dynamics;

•	miniature, low power wireless digital communications;

•	vertical takeoff and landing fixed‑wing flight unmanned aircraft systems; and

•	system integration and optimization.

Three of our UAS and tactical missile systems development initiatives are described below:

Tactical Missile System Variants.  We pioneered our first rapidly deployable, high‑precision tactical missile system, named Switchblade, for use by defense ground forces. Switchblade is now deployed by the U.S. military to provide force protection to its troops overseas in combat operations.

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

Commercial Unmanned Aircraft Systems‑Based Information Solutions.  In the same way our small UAS provide situational awareness to military customers, we can employ our small UAS with advanced sensors to scan vast or inaccessible infrastructure, plants or wildlife, then process and analyze the resulting data to produce actionable information for a wide variety of companies in industries that include energy, agriculture and natural resource management. Our Quantix data collection drone is designed for highly automated vegetation and topographical scanning of more than 400 acres in its 45 minute flight time.  Equipped with fixed electro-optical and multi-spectral sensors, Quantix takes off vertically, transitions to horizontal operation, flies its designated mission, then lands itself vertically at its launch point.  Lower resolution data can be viewed immediately through the wireless transmission of image data from the Quantix to its commercial tablet controller pre-loaded with custom software.  Further automated analysis can be performed by uploading the data to the AVDSS, a cloud-based platform for processing, analyzing and storing collected data. We have developed this capability based on extensive work with early adopters for anticipated adoption in what could be a large market.

High Altitude Pseudo-Satellites, or HAPS.  Building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS, in 2018 we established a joint venture with SoftBank Corp. to create a global broadband and telecommunications company to demonstrate and deploy HAPS UAS around the world.  HAPSMobile, Inc. is five percent owned by AeroVironment, Inc. and 95 percent owned by SoftBank Corp. The joint venture is providing $76 million in funding to AeroVironment to develop and demonstrate solar HAPS UAS.  AeroVironment possesses exclusive rights to manufacture and supply the solar HAPS UAS developed by the joint venture to HAPSMobile, Inc., subject to meeting contractual performance criteria.  HAPSMobile, Inc. possesses exclusive rights to the solar HAPS UAS for commercial markets globally, while AeroVironment possesses exclusive rights to the solar HAPS UAS for non-commercial markets globally, with the exception of Japan.

UAS Sales and Marketing

We organize our U.S. UAS business development team members by target market and customer and we locate team members in close proximity to the customers they support, where possible. We organize our program managers by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings. We employ a direct-sale and dealer-based distribution strategy for our Commercial Information Solutions.

UAS Manufacturing and Operations

Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. We have the manufacturing infrastructure to produce UAS products at rates higher than our historical volumes, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low‑rate production of large UAS. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization, or ISO certification for Quality Management, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. Our 9001:2015 + AS9100D certified manufacturing facilities are designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2015 + AS9100D refers to a set of voluntary standards for quality management systems. These standards are established by the ISO to govern quality management systems used worldwide. Companies that receive ISO certification have passed audits performed by a Registrar Accreditation Board‑certified auditing company. These audits evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

UAS Competition

The market for defense small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., L3 Technologies, Inc., and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and its derivatives, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front‑line ground forces and are not hand‑launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers could emerge as their capabilities increase and their prices remain low relative to existing defense solutions, which could result in some level of military consideration even if such drones do not meet traditional military performance or security specifications.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation. Some internet technology companies have acquired small firms that focus on this type of capability and represent potential future competitors. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation. Companies pursuing Low Earth Orbit, or LEO, micro or cubesat satellite constellations for global communication and remote sensing include OneWeb, SpaceX and The Boeing Company.

The market for tactical missile systems is in an early stage of development, but it is evolving rapidly. Competitors in this market include Textron Inc., Raytheon Company and Lockheed Martin Corporation.

The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly, generating a great deal of interest as government regulations evolve to accommodate commercial UAS operations in the National Airspace System and in the airspace systems of other countries. Given the breadth of applications and the diversity of industries that could benefit from UAS technology, a growing number of potential competitors in this market include consumer drone manufacturers such as Dà-Jiāng Innovation, who seek to enhance their systems’ capabilities over time; other small UAS manufacturers, including large aerospace companies such as Lockheed Martin Corporation, and drone and aerial surveying and mapping service providers such as PrecisionHawk and AgEagle; ground‑based surveying and mapping service providers; satellite imagery providers; and specialty system manufacturers, software as a service and other service providers aiming to address specific market segments. The emerging non‑military market is attracting numerous additional competitors and significant venture capital funding given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start‑up companies providing low cost solutions.

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

The FAA issued the first restricted type certificate for the commercial operation of an unmanned aircraft over American soil to our Puma AE system in 2014. Under a COA, we operated Puma AE systems in the Prudhoe Bay area of Alaska to support a major oil and gas customer. The Secretary of Transportation has the authority to determine whether an airworthiness certificate is required for a UAS to operate safely in the U.S. National Airspace System. On September 25, 2014 the FAA began issuing case‑by‑case authorization for certain unmanned aircraft to perform commercial operations prior to the finalization of the rules providing for the integration of small UAS into the U.S. National Airspace System. As of May 11, 2015 the FAA had granted us four exemptions for the use of our small UAS, including Puma AE systems, for agriculture, aerial survey, and patrol operations and for inspections of fixed infrastructures in controlled environments. On June 21, 2016 the FAA released its final rules that allow routine use of certain small UAS in the U.S. National Airspace System. The FAA rules, which went into effect in August 2016, provide safety rules for small UAS (under 55 pounds) conducting non‑recreational operations. The rules limit flights to visual‑line‑of‑sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones as per the Part 107 specifications.  These regulations continue to evolve to accommodate the integration of UAS into the national airspace system for commercial applications, including HAPS UAS, that are designed to fly at very high altitudes for extended periods of time.

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

The U.S. military funds its contracts for our full‑rate production UAS either through operational need statements or as programs of record. Operational need statements require allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven system deliveries, for example, was provided through operational need statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five‑year government budget cycle, meaning that funding is allocated for purchases under these contracts during the five‑year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Despite being included in the five-year budget cycle, funding for these programs is subject to annual approval.

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

Item 1A.  Risk Factors.

General Business Risks

The proposed acquisition of the assets associated with our EES operating segment by Webasto may disrupt our business and, if this transaction is not completed, our stock price may decline and we will have incurred significant expenses.

On June 1, 2018, we entered into the Purchase Agreement with Webasto, pursuant to which Webasto has agreed to acquire certain properties, assets and rights used or held for use in connection with our EES Business. The transaction, whether or not consummated, may disrupt our sales and marketing or other business activities, including our relationships with customers, suppliers and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. Further, the failure to complete the transaction may result in disruptions related to the re-integration of our EES Business, as well as a potential decline in employee morale. Alternatively, we could seek other strategic alternatives for the EES Business, such as a sale of the assets of the business to another party. We may not be successful in consummating such other strategic alternatives or on terms as favorable as the current proposed transaction with Webasto.  Additionally, the employees of our EES Business, despite being offered employment with Webasto after the closing of the transactions contemplated by the Purchase Agreement, may decide to depart and seek alternative employment prior to the closing, which would have a negative impact on our ability to continue our operations.

The Purchase Agreement generally requires us to operate our EES Business in the ordinary course pending consummation of the transaction and places certain contractual restrictions on the conduct of our EES Business that may affect our ability to execute on our business strategy and attain our financial objectives. Additionally, we have incurred and will continue to incur substantial financial advisory, legal, and other professional fees and expenses in connection with the transaction, which we must pay regardless of whether the transaction is completed.

The obligations of the parties to complete the transaction with Webasto are subject to certain closing conditions, including: (i) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (ii) each party’s compliance with its covenants and agreements contained in the Purchase Agreement (subject to customary materiality qualifiers), (iii) the execution by the parties of certain ancillary agreements and (iv) other customary closing conditions, which are described in more detail in the Purchase Agreement, which will be filed as an exhibit to our Quarterly Report on Form 10-Q for the quarter ending July 29, 2018.  In the event that any of the conditions set forth in the Purchase Agreement are not satisfied or waived to the extent permitted by applicable law or the transactions contemplated by the Purchase Agreement do not occur when or as expected, the price per share of our common stock could decline.

We will continue to be responsible for certain liabilities and obligations related to our EES business even if our proposed divestiture of the related assets is consummated.

Under our Purchase Agreement with Webasto, Webasto has assumed certain of our future obligations with respect to our EES business, although we will continue to be responsible for certain warranty, product and other liabilities arising prior to the closing of such transaction. If substantial unknown liabilities were to arise in the future, then our financial condition could be materially adversely affected. Further, we have agreed to indemnify Webasto for certain pre-closing liabilities associated with our EES business assets and for breaches of the representations and warranties contained in the Purchase Agreement for the transaction.  There can be no guarantee that material claims will not arise during the relevant indemnification periods and that we will not have to provide the requisite indemnification. In addition, legal challenges to any potential claim for indemnification could result in increased legal expenses to us.

We rely heavily on sales to the U.S. government, particularly to agencies of the Department of Defense.

Historically, we have derived a significant portion of our total sales and substantially all of our small UAS sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 54% of our revenue for the fiscal year ended April 30, 2018. The DoD, our principal U.S.

government customer, accounted for approximately 46% of our revenue for the fiscal year ended April 30, 2018. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Additionally, the U.S. military funds our contracts primarily through operational needs statements, and to a lesser extent, through programs of record, which provides us with less visibility and certainty on future funding allocations for our contracts. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

Our UAS are sold in new and rapidly evolving markets. The commercial UAS market is in the early stages of customer adoption. The market for HAPS UAS is also in an early stage of development. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., L3 Technologies, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and related products, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front‑line ground forces, and are not hand launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. The HAPS UAS market is in an early stage of development and our HAPS UAS faces competition from several aerospace and defense contractors and internet technology companies pursuing the high altitude long endurance UAS market for global communication and remote sensing, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation, and competition from companies pursuing alternative solutions for this market such as Lockheed Martin Corporation and Northrop Grumman Corporation with airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) and companies pursuing conventional satellites and Low Earth Orbit, or LEO, micro or cubesat satellite constellations. Our tactical missile systems business faces competition from competitors including Textron Inc., Raytheon Company and Lockheed Martin Corporation.

Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors in our services businesses may be able to offer more cost competitive services, due to their lower overhead costs, and take advantage of small business incentive and set‑aside programs for which we are ineligible. In the event that the market for small UAS and services expands, we expect that competition will intensify as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well‑financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

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

We derived approximately 46% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2018 compared to 37% for the fiscal year ended April 30, 2017. We expect to continue to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

The complexity of our business has increased significantly over the last several years. We have expanded the number of business areas being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales and added commercial services and formed a joint venture with SoftBank Corp. to develop HAPS UAS. This increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

Until recently, we have focused on selling our small UAS to the U.S. military. We have, however, expanded our small UAS sales into other government and commercial markets and formed a joint venture with SoftBank Corp. to develop HAPS UAS for global communication and remote sensing applications. Our efforts to expand our product offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $26.4 million, or 10% of our revenue, in our fiscal year ended April 30, 2018 on research and development activities. We believe that there are significant investment opportunities in a number of business areas.

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

Our UAS rely on complex avionics, sensors, user‑friendly interfaces and tightly‑integrated, electromechanical designs to accomplish their missions. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time‑consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. We anticipate this risk will grow as our UAS begin to be used in U.S. domestic airspace and urban areas. We also remain liable for warranty and product liability claims for our EV charging systems and power cycling and test systems sold prior the closing of the transaction contemplated by the Purchase Agreement, which products have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

In addition, certain raw materials and components used in the manufacture of our products are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. If we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all.

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

Fixed‑price contracts (including both government and commercial contracts) represented approximately 80% of our revenue for the fiscal year ended April 30, 2018. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed‑price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost‑plus‑fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

We have limited experience manufacturing small UAS and tactical missile systems in high volume. We do not know whether or when we will be able to develop efficient, low‑cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

We face significant risks in overseeing our outsourcing of manufacturing processes as well as in the management of our inventory, and failure to properly oversee our manufacturing processes or to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

We have contracted for the manufacture of our Quantix UAS with contract manufacturers. We sell these units directly and through dealers. We face significant risks if our contract manufacturers do not perform as expected. If we fail to effectively oversee the manufacturing process, including the work performed by our contract manufacturers, we could be negatively impacted by product recalls, poorly performing products and higher than anticipated warranty costs.

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

As a manufacturer of commercial UAS, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.

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

In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future. While we maintain insurance coverage for product liability claims, our insurance may be inadequate to cover any such claims. Any successful claim could significantly harm our business, financial condition and results of operations. Further, we remain responsible for non-warranty costs of any recall of products we manufactured, sold or services prior to closing of the transaction with Webasto.

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

We depend on our research and development activities to develop the core technologies used in our UAS products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government‑sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

Our work for the U.S. government and international governments may expose us to security risks.

As a U.S. government contractor, we face various security threats, including cyber security attacks on our information technology infrastructure, attempts to gain access to our proprietary, financial, banking or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions, the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our products and services. Previous cyber-attacks directed at us have not materially impacted our business or financial results, but the impact of future incidents cannot be predicted due to the evolving nature and complexity of cyber-attacks. If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results. Additionally, expenses resulting from cyber security attacks and other security risks may not be fully insured or otherwise mitigated, which could harm our financial results.

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

As of April 30, 2018, our $2.1 million of long‑term investments recorded at fair value consisted entirely of auction rate municipal bonds with maturities that range from approximately 1 to 16 years. These investments have characteristics similar to short‑term investments, because at pre‑determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, we choose to roll‑over our holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days.

Since fiscal 2008, we have experienced failed auctions of our auction rate securities and there is no assurance that auctions on the remaining auction rate securities in our investment portfolio will succeed in the future. As a result, our ability to liquidate our investments in the near term may be limited, and our ability to recover the carrying value of our investments may be limited. An auction failure means that the parties wishing to sell securities were not able to do so. As of June 15, 2018, including the securities involved in failed auctions, we held approximately $1.9 million of these auction rate securities, all of which carry investment grade ratings. These investments are subject to general credit, liquidity, market and interest rate risks, which may be exacerbated by problems in the global credit markets. These and other related factors have affected various sectors of the financial markets and caused credit and liquidity issues. If the issuers of these securities are unable to successfully close future auctions or their credit ratings deteriorate, we may in the future be required to record an impairment charge on these investments. We currently believe these securities are not permanently impaired, primarily due to the government backing of the underlying securities. However, it could take until the final maturity of the underlying notes (up to 16 years) to realize our remaining investments’ purchase price of $2.0 million. Based on our ability to access our cash and cash equivalents, expected operating cash flows, and our other sources of cash, we do not anticipate that the current lack of liquidity on these investments will affect our ability to continue to operate our business in the ordinary course, however we can provide no assurance as to when these investments will again become liquid or as to whether we may ultimately have to recognize an impairment charge with respect to these investments.

Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our Board of Directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of April 30, 2018.  We currently invest the majority of our cash in U.S. government securities, U.S. government agency securities, municipal bonds and high-grade corporate bonds, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

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

Compliance with the SEC’s conflict minerals regulations may increase our costs and adversely impact the supply‑chain for our UAS products.

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

We are self-insured for employee medical claims, subject to individual and aggregate stop loss insurance policies. We estimate a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us.  However, unanticipated changes in assumptions and management estimates underlying our recorded liabilities for medical claims could result in materially different amounts of expense than expected under our health insurance program, which could have an adverse material impact on our financial condition and results of operations.

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

•

the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services and restrict from which countries we may purchase materials and services used in the production of certain of our products; and

•

laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” and the exportation of certain products and technical data.

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

As of June 20, 2018, our directors, executive officers and their affiliates collectively beneficially owned 2,813,865 shares, or approximately 12%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then‑prevailing market price for shares of our common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

All of our facilities are leased. Our corporate headquarters are located in Monrovia, California where we lease approximately 36,000 square feet under an agreement expiring in June 2024. We have several other leased facilities in California, Alabama and Virginia that are used for administration, research and development, logistics and manufacturing and have a total of approximately 375,000 square feet. Such leases expire between the end of 2018 and 2025. We believe that our facilities are adequate to meet our needs for the foreseeable future.

Effective March 28, 2018, we entered into a lease agreement to lease approximately 94,280 square feet of space in Moorpark, California to serve as a new facility for the design, engineering, testing, and manufacturing of unmanned aircraft systems.  As of April 30, 2018, the lease term had not commenced and we had no operations at the facility.

As of April 30, 2018 our business had significant operations at the following locations:

•	UAS: Simi Valley, California; and Huntsville, Alabama

•

EES: Monrovia, California; and Simi Valley, California.  In conjunction with the closing of the purchase agreement, we will enter into sub-lease agreements with the purchaser for all or portions of these EES facilities.

•	Corporate functions: Monrovia, California; and Simi Valley, California

Item 3.  Legal Proceedings.

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Anderson is seeking special damages, general damages, punitive damages, attorneys’ fees and other relief the court deems just and proper. We believe the complaint contains legal claims that are without merit. We will defend ourselves vigorously once we are served with the complaint.

We are subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

Item 4.  Mine Safety Disclosure.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

The following table sets forth, for the periods indicated, the high and low sales prices for our common stock from May 1, 2016 through April 30, 2018. The following quotations reflect inter‑dealer prices, without retail mark‑up, mark‑down or commission, and may not represent actual transactions.

	Fiscal Year Ended April 30,
	2018		2017
	High	Low	High	Low
First Quarter	$40.10	$28.13	$32.44	$26.02
Second Quarter	$55.75	$36.71	$30.08	$22.16
Third Quarter	$58.99	$41.53	$29.42	$23.40
Fourth Quarter	$58.06	$41.60	$29.96	$25.42

On June 20, 2018, the closing sales price of our common stock as reported on the NASDAQ Global Select Market was $57.90 per share. As of June 20, 2018, there were 94 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2013 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2013	2014	2015	2016	2017	2018
AeroVironment Stock	100	174	132	149	148	282
Russell 2000 Index	100	119	129	119	148	164
SPADE Defense Index	100	136	156	156	193	242

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

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors.  We did not repurchase any shares during the fiscal year ended April 30, 2018. As of April 30, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Year Ended April 30,
	2018	2017	2016	2015	2014
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$271,052	$228,940	$233,738	$220,951	$208,810
Net income from continuing operations attributable to AeroVironment	$22,576	$16,633	$15,393	$11,682	$25,659
Earnings per common share from continuing operations attributable to AeroVironment:
Basic	$0.97	$0.72	$0.67	$0.51	$1.14
Diluted	$0.95	$0.72	$0.67	$0.50	$1.10
Weighted average common shares outstanding (basic):	23,471	23,059	22,936	22,869	22,354
Weighted average common shares outstanding (diluted):	23,814	23,308	23,153	23,146	22,719
Balance Sheet Data
Total assets	$472,911	$432,500	$410,393	$397,467	$384,954
Capital lease obligations, current portion	$161	$288	$390	$—	$—
Capital lease obligations, net of current portion	$—	$161	$449	$—	$—
Other long-term obligations	$2,274	$2,083	$2,339	$1,712	$4,546

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward‑looking statements. Refer to “Forward‑Looking Statements” on page 2 and “Risk Factors” beginning on page 19, for a discussion of the uncertainties, risks and assumptions associated with these statements.

On June 1, 2018, we entered into an Asset Purchase Agreement (“the Purchase Agreement”) with Webasto Charging Systems, Inc. (“Webasto”) pursuant to which we agreed to sell, and Webasto agreed to acquire, substantially all of the assets of our Efficient Energy Systems (the “EES Business”) and to assume certain liabilities related to the EES Business.  The closing of the transactions contemplated by the Purchase Agreement is subject to certain closing conditions, including: (i) the accuracy of each party’s representations and warranties (subject to customary materiality qualifiers), (ii) each party’s compliance with its covenants and agreements contained in the Purchase Agreement (subject to customary materiality qualifiers), (iii) the execution by the parties of certain ancillary agreements and (iv) other customary closing conditions. We anticipate that the transaction will close within our first quarter of fiscal 2019. As of April 30, 2018, we determined that the EES Business met the criterion for classification as an asset held for sale and represents a strategic shift in in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

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

The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government, commercial and consumer customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include lightweight aerostructures, power electronics, electric propulsion systems, efficient electric power generation, conversion, and storage systems, high‑density energy packaging, miniaturization, DDL, aircraft payloads, controls integration, systems integration and engineering optimization coupled with professional field service capabilities.

Our UAS business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and tactical missile systems and the delivery of UAS-related services that provide situational awareness, remote sensing, multi‑band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Revenue

We generate our revenue primarily from the sale, support and operation of our small UAS and tactical missile systems. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer‑contracted operation of our small UAS by our personnel. We refer to these support activities, in conjunction with customer‑funded research and development (“R&D”), as our services operation. We derive most of our small UAS revenue from fixed‑price and cost‑plus‑fee contracts with the U.S. government.

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

Research and Development Expense

R&D, is an integral part of our business model. We normally conduct significant internally funded R&D. Our R&D activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions.

Other Income and Expenses

Other income and expenses includes interest income, interest expense, amortization of capital lease payments, changes in fair value of certain financial investments, gains/losses on sale of available‑for‑sale equity securities, and gains resulting from the purchase of a controlling interest in an entity formerly accounted for under the equity method.

Income Tax Expense

Our effective tax rates are lower than the statutory rates primarily due to research and development tax credits partially offset by the impact of the Tax Cut and Jobs Act of 2017.

Equity Method Investment Activity, Net of Tax

Equity method investment activity, net of tax, includes equity method gain or loss related to the HAPSMobile, Inc. joint venture we formed in December 2017 with Softbank Corp, and our investment in Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) prior to obtaining a controlling interest on February 1, 2017.

Loss from Discontinued Operations, Net of Tax

On June 1, 2018, we entered into the Purchase Agreement with Webasto pursuant to which we agreed to sell, and Webasto agreed to acquire, substantially all of the assets of our EES Business and to assume certain liabilities related to the EES Business. We anticipate that the transaction will close within our first quarter of fiscal 2019. As of April 30, 2018, we determined that the EES Business met the criterion for classification as an asset held for sale and represents a strategic shift in in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests includes the 15% interest in the income or losses of our Turkish joint venture, Altoy.  We acquired a controlling interest in Altoy on February 1, 2017.

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in profit estimates for all types of contracts are recognized on a cumulative catch‑up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2018, 2017 and 2016, changes in accounting estimates on fixed‑price contracts recognized using the percentage of completion method of accounting are presented below. Amounts representing contract change orders or claims are included in revenue only when they can be reliably estimated and their realization is probable. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2018, 2017 and 2016, favorable and unfavorable cumulative catch‑up adjustments included in cost of sales were as follows (in thousands):

	Year Ended April 30,
	2018	2017	2016

Gross favorable adjustments	$1,195	$464	$479
Gross unfavorable adjustments	(847)	(318)	(210)
Net adjustments	$348	$146	$269

For the year ended April 30, 2018, favorable cumulative catch‑up adjustments of $1.2 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch‑up adjustments of $0.8 million were primarily related to higher than expected costs on 5 contracts, which individually were not material.

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

Long‑Term Incentive Awards

For our outstanding long-term incentive plans as of April 30, 2018, we grant long-term incentive awards and we establish a target payout at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon our achievement of such targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, we have the discretion to settle the restricted stock units in cash or stock.

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

We followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provides additional clarification regarding the application of ASC Topic 740 in situations where we do not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

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

	Fiscal Year Ended April 30,
	2018		2017		2016
Revenue	$271,052	100%	$228,940	100%	$233,738	100%
Cost of sales	162,164	60%	133,755	58%	128,164	55%
Gross margin	108,888	40%	95,185	42%	105,574	45%
Selling, general and administrative	50,826	19%	47,642	21%	50,463	22%
Research and development	26,433	10%	28,465	12%	35,040	15%
Income from continuing operations	31,629	12%	19,078	8%	20,071	9%
Interest income, net	2,240	1%	1,618	1%	1,032	—%
Other (expense) income, net	(49)	—%	172	—%	(2,589)	(1)%
Income from continuing operations before income taxes	33,820	12%	20,868	9%	18,514	8%
Income tax expense	10,177	4%	4,138	2%	2,983	—%
Equity method investment activity, net of tax	(1,283)	—%	(119)	—%	(138)	—%
Net income from continuing operations	22,360	8%	16,611	7%	15,393	7%
Loss from discontinued operations, net of tax	(2,508)	(1)%	(4,154)	(2)%	(6,427)	(3)%
Net income	19,852	7%	12,457	5%	8,966	4%
Net loss attributable to noncontrolling interest	216	—%	22	—%	—	—%
Net income attributable to AeroVironment	$20,068	7%	$12,479	5%	$8,966	4%

Fiscal Year Ended April 30, 2018 Compared to Fiscal Year Ended April 30, 2017

Revenue.  Revenue for the fiscal year ended April 30, 2018 was $271.1 million, as compared to $228.9 million for the fiscal year ended April 30, 2017, representing an increase of $42.2 million, or 18%. The increase in revenue was due to an increase in product deliveries of $35.7 million and an increase in customer-funded R&D work of $8.2 million, partially offset by a decrease in service revenue of $1.7 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS to international customers and to customers within the U.S. government and product deliveries of tactical missile systems to customers within the U.S. government. The increase in customer-funded R&D was primarily associated with our design and development agreement with HAPSMobile, partially offset by a decrease in tactical missile systems and tactical missile system variant programs. The decrease in service revenue was primarily due to a decrease in sustainment activities in support of tactical missile system product deliveries.

Cost of Sales.  Cost of sales for the fiscal year ended April 30, 2018 was $162.2 million, as compared to $133.8 million for the fiscal year ended April 30, 2017, representing an increase of $28.4 million, or 21%. The increase in cost of sales was a result of an increase in product cost of sales of $23.0 million and an increase in service costs of sales of $5.4 million. The increase in product costs was primarily due to the increase in product deliveries.  The increase in service costs of sales was primarily due to the increase in service revenue. As a percentage of revenue, cost of sales increased from 58% to 60%, primarily due to an unfavorable mix in both products and services and an increase in inventory reserve charges.

Gross Margin.  Gross margin for the fiscal year ended April 30, 2018 was $108.9 million, as compared to $95.2 million for the fiscal year ended April 30, 2017, representing an increase of $13.7 million, or 14%. The increase in gross margin was primarily due to an increase in product margins of $12.7 million and an increase in service margins of $1.0 million. The increase in product margins was primarily due to the increase in product deliveries. The increase in services margins was primarily due to the increase in customer-funded R&D revenue. As a percentage of revenue, gross margin decreased from 42% to 40%, primarily due to an unfavorable mix in both products and services and an increase in inventory reserve charges.

Selling, General and Administrative.  SG&A expense for the fiscal year ended April 30, 2018 was $50.8 million, or 19% of revenue, compared to SG&A expense of $47.6 million, or 21% of revenue, for the fiscal year ended April 30, 2017. The increase in SG&A expense was primarily due to an increase in bonus expense associated with our fiscal 2018 financial results, the recording of impairment charges related to the identifiable intangible assets and goodwill of Altoy during the three months ended October 28, 2017, an increase in bad debt expense and an increase in legal expenses, partially offset by a decrease in sales commission expense as a result of a decrease in the number of international small UAS contracts under which we utilized sales agents.

Research and Development.  R&D expense for the fiscal year ended April 30, 2018 was $26.4 million, or 10% of revenue, compared to R&D expense of $28.5 million, or 12% of revenue, for the fiscal year ended April 30, 2017. R&D expense decreased primarily due to decreased development activities for certain strategic initiatives.

Interest Income, net.  Interest income, net for the fiscal year ended April 30, 2018 was $2.2 million, compared to $1.6 million for the fiscal year ended April 30, 2017. The increase in interest income was primarily due to an increase in the average interest rates earned on our investments portfolio.

Other Income (Expense), net.  Other expense, net for the fiscal year ended April 30, 2018 was $49,000, as compared to other income, net of $0.2 million for the fiscal year ended April 30, 2017.

Income Taxes.  Our effective income tax rate was 30.1% for the fiscal year ended April 30, 2018, as compared to 19.8% for the fiscal year ended April 30, 2017. The provision for income taxes for the fiscal year ended 2018 included the impact of the Tax Cut and Jobs Act of 2017, inclusive of a reduction in the blended fiscal year 2018 federal statutory tax rate from 35% to 30.4% and an estimated $3.4 million one-time expense resulting from the remeasurement of our deferred tax assets and liabilities.

Equity method investment activity, net of tax.  Equity method investment activity, net of tax for the fiscal year ended April 30, 2018 was a loss of $1.3 million, as compared to equity method investment activity, net of tax loss of $0.1 million for the fiscal year ended April 30, 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017. Equity method investment activity, net of tax for the fiscal year ended April 30, 2017 related to our investment in Altoy prior to obtaining a controlling interest in February 2017.

Loss from discontinued operations, net of tax.  Loss from discontinued operations, net of tax for the fiscal year ended April 30, 2018 was a loss of $2.5 million as compared to a loss from discontinued operations, net of tax of $4.2 million for the fiscal year ended April 30, 2017. The loss from discontinued operations, net of tax relates to the results of our EES Business.

Fiscal Year Ended April 30, 2017 Compared to Fiscal Year Ended April 30, 2016

Revenue.  Revenue for the fiscal year ended April 30, 2017 was $228.9 million, as compared to $233.7 million for the fiscal year ended April 30, 2016, representing a decrease of $4.8 million, or 2%. The decrease in revenue was primarily due to a decrease in customer‑funded R&D of $9.9 million and a decrease in product deliveries of $2.4 million, partially offset by an increase in service revenue of $7.5 million. The decrease in customer‑funded R&D was primarily associated with tactical missile system variant programs. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of tactical missile systems. The increase in service revenue was primarily due to an increase in services associated with tactical missile systems and an increase in sustainment activities in support of small UAS for our international customers. In fiscal 2017, we continued to experience expansion in small UAS product deliveries and related services to international customers and in tactical missile system product deliveries and related services to customers within the U.S. Government.

Cost of Sales.  Cost of sales for the fiscal year ended April 30, 2017 was $133.8 million, as compared to $128.2 million for the fiscal year ended April 30, 2016, representing an increase of $5.6 million, or 4%. As a percentage of revenue, cost of sales increased from 55% to 58%. The increase in cost of sales was a result of an increase in product cost of sales of $3.9 million and an increase in service costs of sales of $1.7 million, both of which were impacted by the reserve reversal of $3.2 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016 as well as an increase in sustaining engineering activities in support of our existing products, partially offset by decreases in customer-funded R&D and decreases in product deliveries.

Gross Margin.  Gross margin for the fiscal year ended April 30, 2017 was $95.2 million, as compared to $105.6 million for the fiscal year ended April 30, 2016, representing a decrease of $10.4 million, or 10%. As a percentage of revenue, gross margin decreased from 45% to 42%. The decrease in gross margin was a result of a decrease in product margin of $6.3 million and a decrease in service margin of $4.1 million, both of which were impacted by the reserve reversal of $3.2 million for the settlement of prior year government incurred cost audits recorded in the second quarter of fiscal 2016.

Selling, General and Administrative.  SG&A expense for the fiscal year ended April 30, 2017 was $47.6 million, or 21% of revenue, compared to SG&A expense of $50.5 million, or 22% of revenue, for the fiscal year ended April 30, 2016. The decrease in SG&A expense was primarily due to a decrease in bid and proposal costs and a decrease in professional services expenses, partially offset by an increase in sales commission expense as a result of our increased international small UAS revenues.

Research and Development.  R&D expense for the fiscal year ended April 30, 2017 was $28.5 million, or 12% of revenue, compared to R&D expense of $35.0 million, or 15% of revenue, for the fiscal year ended April 30, 2016. R&D expense decreased primarily due to decreased development activities for certain strategic initiatives.

Interest Income, net.  Interest income, net for the fiscal year ended April 30, 2017 was $1.6 million, compared to $1.0 million for the fiscal year ended April 30, 2016. The increase in interest income was primarily due to an increase in the average interest rates earned on our investments portfolio.

Other Income (Expense), net.  Other income, net for the fiscal year ended April 30, 2017 was $0.2 million, as compared to other expense, net of $2.6 million for the fiscal year ended April 30, 2016. The increase in other income was primarily due to the recording of an other-than-temporary impairment loss on our CybAero equity securities during the first quarter of fiscal 2016. Other income, net for the fiscal year ended April 30, 2017 also included a gain of $0.6 million related to the acquisition of a controlling interest in our Turkish Joint Venture, Altoy.

Income Taxes.  Our effective income tax rate was 19.8% for the fiscal year ended April 30, 2017, as compared to 16.1% for the fiscal year ended April 30, 2016. The increase in the effective tax rate was primarily a result of an increase in income before taxes and a decrease in tax credits as a result of federal legislation permanently reinstating the federal research and development tax credit retroactive to January 2015 during fiscal year 2016, partially offset by a reversal of a reserve of $1.0 million for uncertain tax positions due to the settlement of prior fiscal year audits recorded in the first quarter of fiscal 2017.

Equity method investment activity, net of tax.  Equity method investment activity, net of tax for the fiscal year ended April 30, 2017 and April 30, 2016 was a loss of $0.1 million. The losses related to the equity method investment in our Turkish Joint Venture, Altoy prior to obtaining a controlling interest in February 2017.

Loss from discontinued operations, net of tax.  Loss from discontinued operations, net of tax for the fiscal year ended April 30, 2017 was a loss of $4.2 million as compared to loss from discontinued operations, net of tax of $6.4 million for the fiscal year ended April 30, 2016. Loss from discontinued operations, net of tax relates to the results of our EES Business.

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

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2018	2017	2016

	(In thousands)
Net cash provided by (used in) operating activities	$70,436	$(7,995)	$6,047
Net cash used in investing activities	$(6,397)	$(36,516)	$(15,950)
Net cash provided by (used in) financing activities	$2,020	$3,470	$(3,096)

Cash Provided by Operating Activities.  Net cash provided by operating activities for the fiscal year ended April 30, 2018 increased by $78.4 million to $70.4 million, compared to net cash used in operating activities of $8.0 million for the fiscal year ended April 30, 2017. This increase in net cash provided by operating activities was primarily due to an increase in the cash provided as a result of changes in operating assets and liabilities of $63.7 million largely resulting from decreases in accounts receivable due to year over year timing differences in revenue and related collections, and decreases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, an increase in non-cash expenses of $8.9 million, primarily due to the $3.4 million charge resulting from the remeasurement of our deferred tax assets and liabilities, an increase in stock-based compensation, and the equity method loss associated with the our HAPS JV, and an increase in net income from continuing operations of $5.7 million.

Net cash used in operating activities for the fiscal year ended April 30, 2017 increased by $14.0 million to $8.0 million, compared to net cash provided by operating activities of $6.0 million for the fiscal year ended April 30, 2016. This increase in net cash used in operating activities was primarily due to an increase in the use of cash as a result of changes in operating assets and liabilities of $14.4 million largely resulting from increases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, partially offset by an increase in net income of $1.2 million.

Cash Used in Investing Activities.  Net cash used in investing activities decreased by $30.1 million to $6.4 million for the fiscal year ended April 30, 2018, compared to net cash used in investing activities of $36.5 million for the fiscal year ended April 30, 2017. The decrease in net cash used in investing activities was primarily due to lower net purchases of held‑to‑maturity investments of $33.4 million, partially offset by the investment in our HAPSMobile joint venture. During the fiscal years ended April 30, 2018, 2017 and 2016, we used cash to purchase property and equipment totaling $9.6 million, $9.0 million and $6.1 million, respectively.

Net cash used in investing activities increased by $20.5 million to $36.5 million for the fiscal year ended April 30, 2017, compared to net cash used in investing activities of $16.0 million for the fiscal year ended April 30, 2016. The increase in net cash used in investing activities was primarily due to higher net purchases of held to maturity investments of $16.9 million and an increase in capital expenditures of $2.9 million. During the fiscal years ended April 30, 2017, and 2016, we used cash to purchase property and equipment totaling $9.0 million and $6.1 million, respectively.

Cash Provided by (Used in) Financing Activities.  Net cash provided by financing activities decreased by $1.5 million to $2.0 million for the fiscal year ended April 30, 2018, compared to net cash provided by financing activities of $3.5 million for the fiscal year ended April 30, 2017. The decrease was primarily due to a decrease in the cash provided from the exercise of employee stock options of $1.2 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2018:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Operating lease obligations	$21,199	$4,940	$8,646	$5,699	$1,914
Capital lease obligations	161	161	—	—	—
Purchase obligations(1)	48,236	48,236	—	—	—
Total	$69,596	$53,337	$8,646	$5,699	$1,914

(1)	Consists of all cancelable and non‑cancelable purchase orders as of April 30, 2018.
(2)

Not included in the table above is an additional capital contribution of 209,500,000 yen (approximately $1,900,000) in or around January 2019 required under our HAPSMobile Inc. Joint Venture Agreement.

Off‑Balance Sheet Arrangements

As of April 30, 2018 we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Recently Adopted Accounting Standards

In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory. This ASU does not apply to inventory that is measured using last-in, first-out (LIFO) or the retail inventory method. The amendments apply to all other inventory, which includes inventory that is measured using first-in, first-out (FIFO) or average cost. This ASU eliminates from U.S. GAAP the requirement to measure inventory at the lower of cost or market. Market under the previous requirement could be replacement cost, net realizable value, or net realizable value less a normal profit margin. Entities within the scope of this update will now be required to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory using LIFO or the retail inventory method. Our adoption of ASU 2015-11 effective May 1, 2017 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the test for goodwill impairment by removing Step 2 from the goodwill impairment test. If goodwill impairment is realized, the amount recognized will be the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized cannot exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 must be applied on a prospective basis and will become effective for public entities in the first quarter of the year ending July 31, 2020, with early adoption available. We elected to early adopt the standard during the three months ended October 28, 2017. Our adoption of ASU 2017-04 did not have a material impact on our consolidated financial statements.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements. We currently do not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being our various property leases. We are evaluating the potential impact of this adoption on our consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date. This update approved a one-year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. Since the issuance of ASU 2014- 09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement. The core principle of ASU 2014-09 is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. In adopting the guidance, companies are permitted to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.

Contracts for product deliveries of our tactical missile systems that we have historically recognized revenue as the related products were delivered will recognize revenue under the new standard over time as costs are incurred. In addition, services performed under contracts for both our tactical missile systems and small UAS that we have historically recognized revenue upon customer acceptance will recognize revenue under the new standard over time using an appropriate measure of progress, which is generally as costs are incurred. The new standard will not change the total amount of revenue recognized on these contracts, it will only accelerate the timing of when the revenue is recognized, resulting in an increase to unbilled receivables. The timing of cost of sales recognition for these contracts will also be accelerated, resulting in a decrease in inventories.

The new standard will not have a significant impact to revenue recognition for product deliveries of our small UAS family of systems that have historically recognized revenue as the related products were delivered. Under the new standard we will recognize revenue for these contracts at a point in time when the products transfer to the customer.

The new standard will not have a significant impact to revenue recognition for our customer-funded research and development contracts that we have historically recognized revenue based on percentage of completion. Under the new standard we will recognize revenue for these contracts over time as costs are incurred which approximates percentage of completion.

We will adopt ASU 2014-09 in the first quarter of 2019 using the full retrospective transition method which will require our fiscal year 2016 and 2017 financial statements to be revised. As described above, certain contracts under the new standard will recognize revenue as costs are incurred (or other appropriate measure of progress as applicable) as compared to as units are delivered under ASC 605 – Revenue Recognition, which will result in an increase in revenue from continuing operations of approximately $4.2 million in fiscal year 2017. The revision will also result in a cumulative adjustment from continuing operations to increase retained earnings by approximately $0.7 million and $1.8 million for the fiscal years ended April 30, 2016 and 2017, respectively.

The majority of the contracts in our discontinued EES business are product purchase order, bill and ship arrangements that we have historically recognized revenue as the related products were delivered. We do not anticipate a significant impact to revenue recognition under the new standard.

Due to the significant amount of revenues that occurred during the fourth quarter of fiscal 2018, we are continuing to assess the impact of adopting the new standard to our fiscal 2018 financial statements.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and subsidiaries

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the Company) as of April 30, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended April 30, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company at April 30, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1999.

Los Angeles, California

June 26, 2018

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2018	2017

Assets
Current assets:
Cash and cash equivalents	$143,517	$79,904
Short-term investments	113,649	119,971
Accounts receivable, net of allowance for doubtful accounts of $1,080 at April 30, 2018 and $104 at April 30, 2017	56,813	68,719
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $3,145 at April 30, 2018)	13,076	14,120
Inventories, net	38,640	40,908
Prepaid expenses and other current assets	5,103	5,533
Current assets of discontinued operations	28,349	24,930
Total current assets	399,147	354,085
Long-term investments	40,656	42,096
Property and equipment, net	19,219	15,962
Deferred income taxes	11,168	15,089
Other assets	2,721	2,010
Long-term assets of discontinued operations	—	3,258
Total assets	$472,911	$432,500
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,340	$15,896
Wages and related accruals	16,851	10,947
Income taxes payable	4,085	1,418
Customer advances	2,145	2,057
Other current liabilities	6,892	8,444
Current liabilities of discontinued operations	9,184	9,301
Total current liabilities	60,497	48,063
Deferred rent	1,536	1,719
Capital lease obligations - net of current portion	—	161
Other non-current liabilities	622	184
Deferred tax liability	67	116
Liability for uncertain tax positions	49	64
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2018 and April 30, 2017	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,908,736 shares at April 30, 2018 and 23,630,419 at April 30, 2017	2	2
Additional paid-in capital	170,139	162,150
Accumulated other comprehensive loss	(21)	(127)
Retained earnings	239,997	219,929
Total AeroVironment stockholders' equity	410,117	381,954
Noncontrolling interest	23	239
Total equity	410,140	382,193
Total liabilities and stockholders’ equity	$472,911	$432,500

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2018	2017	2016

Revenue:
Product sales	$195,330	$159,630	$162,032
Contract services (inclusive of related party revenue of $29,597 for the year ended April 30, 2018)	75,722	69,310	71,706
	271,052	228,940	233,738
Cost of sales:
Product sales	111,990	88,963	85,089
Contract services	50,174	44,792	43,075
	162,164	133,755	128,164
Gross margin:
Product sales	83,340	70,667	76,943
Contract services	25,548	24,518	28,631
	108,888	95,185	105,574
Selling, general and administrative	50,826	47,642	50,463
Research and development	26,433	28,465	35,040
Income from continuing operations	31,629	19,078	20,071
Other income (expense):
Interest income, net	2,240	1,618	1,032
Other (expense) income, net	(49)	172	(2,589)
Income from continuing operations before income taxes	33,820	20,868	18,514
Provision (benefit) for income taxes	10,177	4,138	2,983
Equity method investment activity, net of tax	(1,283)	(119)	(138)
Net income from continuing operations	22,360	16,611	15,393
Loss from discontinued operations, net of tax	(2,508)	(4,154)	(6,427)
Net income	19,852	12,457	8,966
Net loss attributable to noncontrolling interest	216	22	—
Net income attributable to AeroVironment	$20,068	$12,479	$8,966
Net income (loss) per share attributable to AeroVironment - Basic
Continuing operations	$0.97	$0.72	$0.67
Discontinued operations	(0.11)	(0.18)	(0.28)
Net income per share attributable to AeroVironment - Basic	$0.86	$0.54	$0.39
Net income (loss) per share attributable to AeroVironment - Diluted
Continuing operations	$0.95	$0.72	$0.67
Discontinued operations	(0.11)	(0.18)	(0.28)
Net income per share attributable to AeroVironment - Diluted	$0.84	$0.54	$0.39
Weighted-average shares outstanding:
Basic	23,471,241	23,059,045	22,936,413
Diluted	23,813,772	23,307,738	23,153,493

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2018	2017	2016
Net income	$19,852	$12,457	$8,966
Other comprehensive income:
Change in foreign currency translation adjustments	36	-	-
Unrealized gain on investments, net of deferred tax expense of $25, $43, and $18 for the fiscal years ended 2018, 2017, and 2016 respectively	70	74	27
Total comprehensive income	19,958	12,531	8,993
Net loss attributable to noncontrolling interest	216	22	—
Comprehensive income attributable to AeroVironment	$20,174	$12,553	$8,993

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2015	23,314,640	2	148,293	201,975	(1,358)	348,912	—	348,912
Net income	—	—	—	8,966	—	8,966	—	8,966
Unrealized gain on investments	—	—	—	—	27	27	—	27
Reclassifications out of accumulated other comprehensive loss	—		—	—	1,130	1,130	—	1,130
Stock options exercised	84,881	—	1,122	—	—	1,122	—	1,122
Restricted stock awards	191,548	—	—	—	—	—	—	—
Restricted stock awards forfeited	(46,753)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,130)	—	(29)	—	—	(29)	—	(29)
Reclassification from share-based liability compensation to equity	—		228	—	—	228	—	228
Tax benefit from stock-based compensation	—	—	98	—	—	98	—	98
Purchases of common stock for retirement	(183,261)		—	(3,756)	—	(3,756)	—	(3,756)
Stock-based compensation	—	—	4,562	—	—	4,562	—	4,562
Balance at April 30, 2016	23,359,925	2	154,274	207,185	(201)	361,260	—	361,260
Adoption of ASU 2016-09	—		—	265	—	265	—	265
Net income (loss)	—	—	—	12,479	—	12,479	(22)	12,457
Unrealized gain on investments	—	—	—	—	74	74	—	74
Stock options exercised	204,130	—	3,865	—	—	3,865	—	3,865
Restricted stock awards	126,557	—	—	—	—	—	—	—
Restricted stock awards forfeited	(60,017)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(176)	—	(5)	—	—	(5)	—	(5)
Reclassification from share-based liability compensation to equity	—	—	307	—	—	307	—	307
Business acquisition	—	—	—	—	—	—	261	261
Stock-based compensation	—	—	3,709	—	—	3,709	—	3,709
Balance at April 30, 2017	23,630,419	2	162,150	219,929	(127)	381,954	239	382,193
Net income (loss)	—	—	—	20,068	—	20,068	(216)	19,852
Unrealized gain on investments	—	—	—	—	70	70	—	70
Foreign currency translation	—	—	—	—	36	36	—	36
Stock options exercised	153,211	—	2,705	—	—	2,705	—	2,705
Restricted stock awards	140,787	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,834)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(8,847)	—	(397)	—	—	(397)	—	(397)
Reclassification from share-based liability compensation to equity	—	—	384	—	—	384	—	384
Stock based compensation	—	—	5,297	—	—	5,297	—	5,297
Balance at April 30, 2018	23,908,736	$2	$170,139	$239,997	$(21)	$410,117	$23	$410,140

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2018	2017	2016

Operating activities
Net income	$19,852	$12,457	$8,966
Loss from discontinued operations, net of tax	(2,508)	(4,154)	(6,427)
Net income from continuing operations	22,360	16,611	15,393
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	5,982	5,054	3,855
Loss from equity method investments	1,283	119	138
Impairment of available-for-sale securities	—	—	2,186
Impairment of long-lived assets	255	46	—
Provision for doubtful accounts	977	48	18
Impairment of intangible assets and goodwill	1,021	—	—
(Gains) losses on foreign currency transactions	(87)	284	63
Loss on sale of equity securities	—	—	219
Deferred income taxes	3,835	(52)	(2,912)
Gain on business acquisition	—	(584)	—
Stock-based compensation	4,956	3,392	4,002
Tax benefit from exercise of stock options	—	—	161
Excess tax benefit from exercise of stock options	—	—	(39)
Loss (Gain) on disposition of property and equipment	20	44	—
Amortization of held-to-maturity investments	1,424	2,382	3,875
Changes in operating assets and liabilities:
Accounts receivable	11,211	(19,608)	(20,645)
Unbilled receivables and retentions	903	4,667	(1,555)
Inventories	2,268	(19,225)	480
Prepaid expenses and other assets	419	(1,484)	439
Accounts payable	5,736	545	(2,851)
Other liabilities	7,872	(233)	3,221
Net cash provided by (used in) operating activities of continuing operations	70,436	(7,994)	6,047
Investing activities
Acquisition of property and equipment	(9,563)	(9,017)	(6,121)
Equity method investments	(3,267)	—	(295)
Business acquisitions, net of cash acquired	—	(430)	—
Redemptions of held-to-maturity investments	227,663	121,522	84,433
Purchases of held-to-maturity investments	(221,680)	(148,991)	(94,954)
Proceeds from the sale of property and equipment	—	—	—
Redemptions of available-for-sale investments	450	400	987
Net cash used in investing activities from continuing operations	(6,397)	(36,516)	(15,950)
Financing activities
Purchase and retirement of common stock	—	—	(3,756)
Principal payments of capital lease obligations	(288)	(390)	(472)
Excess tax benefit from stock-based compensation	—	—	39
Tax withholding payment related to net settlement of equity awards	(397)	(5)	(29)
Exercise of stock options	2,705	3,865	1,122
Net cash provided by (used in) financing activities from continuing operations	2,020	3,470	(3,096)
Discontinued operations
Operating activities of discontinued operations	(1,227)	(2,505)	(5,496)
Investing activities of discontinued operations	(1,219)	(838)	(628)
Financing activities of discontinued operations	—	—	—
Net cash used in discontinued operations	(2,446)	(3,343)	(6,124)
Net increase (decrease) in cash and cash equivalents	63,613	(44,383)	(19,123)
Cash and cash equivalents at beginning of period	79,904	124,287	143,410
Cash and cash equivalents at end of period	$143,517	$79,904	$124,287
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,813	$1,804	$1,576
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $25, $43, and $18, respectively	$70	$74	$27
Reclassification from share-based liability compensation to equity	$384	$307	$228
Forfeiture of vested stock-based compensation	$—	$—	$86
Acquisitions of property and equipment financed with capital lease obligation	$—	$—	$932
Change in foreign currency translation adjustments	$36	$—	$—
Acquisitions of property and equipment included in accounts payable	$379	$724	$1,045

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production, support and operation of unmanned aircraft systems (“UAS”) for various industries and governmental agencies.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly‑owned subsidiaries: AeroVironment Rhode Island, LLC, Skytower Inc., AeroVironment International PTE. LTD., AeroVironment, Inc. (Afghanistan), as well as the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) (collectively referred to herein as the “Company”). The Company increased its ownership in Altoy to a controlling interest on February 1, 2017. As a result of the increase in ownership, the consolidated financial statements include the balance sheet and results of operations of Altoy from February 1, 2017 forward.  Prior to this date, the Company's investment in Altoy was accounted for under the equity method. Refer to Note 19 - Business Acquisitions for further details. All intercompany balances and transactions have been eliminated in consolidation.

In April 2016, the Company dissolved AV S.r.l. Italy, AILC, Inc. and AeroVironment Massachusetts, LLC the results of which were not material to the consolidated financial statements. In July 2016, the Company dissolved Charger Bicycles, LLC, the results of which were not material to the consolidated financial statements.  In October 2016, the Company dissolved Skytower, LLC and Regenerative Fuel Cell Systems, LLC, the results of which were not material to the consolidated financial statements. In February 2018, the Company dissolved AeroVironment GmbH, the results of which were not material to the consolidated financial statements.

On June 1, 2018, the Company entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Webasto Charging Systems, Inc. (“Webasto”) pursuant to which the Company agreed to sell, and Webasto agreed to acquire, substantially all of the assets of the Company’s EES business segment (the “EES Business”) and to assume certain liabilities related to the EES Business.  As of April 30, 2018, we determined that the EES Business met the criterion for classification as an asset held for sale and represents a strategic shift in in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

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

In December of 2017, the Company and Softbank Corp. (“Softbank”) formed a joint venture, HAPSMobile, Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in “Equity method investment activity, net of tax” in the consolidated statement of operations. The carrying value of the investment in HAPSMobile was recorded in “Other assets, long-term.” Refer to Note 8 – Equity Method Investments for further details.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of research and development (“R&D”), on a consolidated basis for the Company’s continuing operations.  Accordingly, the Company operates its business as a single reportable segment.

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory, available‑for‑sale securities, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, warranty liabilities, long-term incentive plan liabilities and estimates of anticipated contract costs and revenue utilized in the revenue recognition process. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Equity method losses associated with the Company’s investment in Altoy for the fiscal year ended 2017 and 2016 have been reclassified from other income (expense), net to equity method investment activity, net of tax on the consolidated statement of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. Government sponsored agency debt securities, highly rated commercial paper, highly rated corporate bonds, and accounts receivable. The Company currently invests the majority of its cash in municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. Government sponsored agency debt securities and highly rated corporate bonds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 54%,  63% and 79% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2018, 2017 and 2016, respectively. These agencies accounted for 49% and 45% of the accounts receivable balances at April 30, 2018 and 2017, respectively. One such agency, the U.S. Army, accounted for 19%,  21% and 26% of the Company’s consolidated revenue for the years ended April 30, 2018, 2017 and 2016, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2018 and 2017, the retention balances were $1,411,000 and $1,537,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

Inventories

Inventories are stated at the lower of cost (using the weighted average costing method) or net realizable value. Inventory write‑offs and write‑down provisions are provided to cover risks arising from slow‑moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its net realizable value.

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

The Company reviews the recoverability of its long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. There were no events or changes in circumstances that would indicate that the carrying amount of the assets may not be recoverable during the fiscal years ended April 30, 2018, 2017 and 2016.

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

The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

Accrued Sales Commissions

As of April 30, 2018 and 2017, the Company accrued sales commissions in other current liabilities of $1,293,000 and $4,555,000, respectively.

Self‑Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2018 and 2017, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,003,000 and $1,133,000, respectively.

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

In accordance with U.S. GAAP as determined by ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted. As the Company has an April 30 fiscal year end, its U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 30.4% (eight months at 35% and four months at 21%), and will be 21% for subsequent fiscal years. The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized (30.4% if in 2018 or 21% thereafter) and recorded a one-time deferred tax expense of approximately $3,400,000 during the year ended April 30, 2018.

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

The $3,400,000 expense for the one-time deferred tax remeasurement is a provisional estimate of the impact of the Tax Act. In addition, the Company has estimated that it will not have an income tax payable as a result of the one-time deemed repatriation transition tax on unrepatriated foreign earnings. These amounts are considered provisional because they use estimates for which final tax computations or returns have not been completed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

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

Long‑Term Incentive Awards

For long‑term incentive awards outstanding as of April 30, 2018, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion, but not an obligation, to settle the restricted stock units in cash or stock.

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

Customer‑funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer‑funded research and development was approximately

$51,848,000,  $43,615,000 and $53,546,000 for the years ended April 30, 2018, 2017 and 2016, respectively. The related cost of sales for customer‑funded research and development totaled approximately $36,415,000,  $29,790,000 and $34,786,000 for the years ended April 30, 2018, 2017 and 2016, respectively.

In January 2017, the Company executed a cost sharing Other Transaction Agreement type contract funded by the US Federal Government to perform certain system design, development and functional testing activities specific to a new prototype UAS on a best-efforts basis. The total estimated costs of the project are approximately $14,200,000, of which the Company is responsible for funding $6,100,000.  The remaining $8,100,000 will be reimbursed to the Company as the activities are performed.  The term of the agreement is through October 2018.  The Company has determined that the contract meets the criteria of ASC 912-730-05 Contractors – Federal Government and, therefore, all reimbursements are recorded as an offset to research and development expense in the consolidated statements of operations.  Reimbursements under the contract were $4,188,000 and $233,000 for the fiscal years ended April 30, 2018 and 2017, respectively.

Lease Accounting

The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight‑line basis over the initial term of the lease with the difference between the rent paid and the straight‑line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight‑line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,536,000 and $1,719,000 as of April 30, 2018 and 2017, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $526,000,  $227,000 and $232,000 for the years ended April 30, 2018, 2017 and 2016, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2018, 2017 and 2016, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were $87,000,  $(284,000), and $(63,000), respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted‑average number of common shares outstanding and excludes any anti‑dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2018	2017	2016
Numerator for basic and diluted earnings (loss) per share:
Continuing operations attributable to AeroVironment	$22,576,000	$16,633,000	$15,393,000
Discontinued operations, net of tax	(2,508,000)	(4,154,000)	(6,427,000)
Net income attributable to AeroVironment	$20,068,000	$12,479,000	$8,966,000
Denominator for basic earnings per share:
Weighted average common shares	23,471,241	23,059,045	22,936,413
Dilutive effect of employee stock options, restricted stock and restricted stock units	342,531	248,693	217,080
Denominator for diluted earnings per share	23,813,772	23,307,738	23,153,493

During the years ended April 30, 2018, 2017 and 2016, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti‑dilutive. The number of options, restricted stock and restricted stock units which met this anti‑dilutive criterion was approximately 22,000,  86,000 and 22,000 for the years ended April 30, 2018, 2017 and 2016, respectively.

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

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements. The Company currently does not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being the Company’s various property leases. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new standard was originally effective for reporting periods beginning after December 15, 2016 and early adoption was not permitted. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers (Topic 606)-Deferral of the Effective Date. This update approved a one-year delay of the effective date to reporting periods beginning after December 15, 2017, while permitting companies to voluntarily adopt the new standard as of the original effective date. Since the issuance of ASU 2014- 09, the FASB has issued several amendments to provide additional supplemental guidance on certain aspects of the original pronouncement. The core principle of ASU 2014-09 is to recognize revenue upon the transfer of goods or services to customers at an amount that reflects the consideration expected to be received. In adopting the guidance, companies are permitted to select between two transition methods: (1) a full retrospective transition method with the application of the new guidance to each prior reporting period presented, or (2) a retrospective transition method that recognizes the cumulative effect on prior periods at the date of adoption together with additional footnote disclosures.

Contracts for product deliveries of the Company’s tactical missile systems that have historically recognized revenue as the related products were delivered will recognize revenue under the new standard over time as costs are incurred. In addition, services performed under contracts for both the Company’s tactical missile systems and small UAS that have historically recognized revenue upon customer acceptance will recognize revenue under the new standard over time using an appropriate measure of progress, which is generally as costs are incurred. The new standard will not change the total amount of revenue recognized on these contracts, it will only accelerate the timing of when the revenue is recognized, resulting in an increase to unbilled receivables. The timing of cost of sales recognition for these contracts will also be accelerated, resulting in a decrease in inventories.

The new standard will not have a significant impact to revenue recognition for product deliveries of the Company’s small UAS family of systems that have historically recognized revenue as the related products were delivered. Under the new standard the Company will recognize revenue for these contracts at a point in time when the products transfer to the customer.

The new standard will not have a significant impact to revenue recognition for the Company’s customer-funded research and development contracts that we have historically recognized revenue based on percentage of completion. Under the new standard the Company will recognize revenue for these contracts over time as costs are incurred which approximates percentage of completion.

The Company is adopting ASU 2014-09 in the first quarter of 2019 using the full retrospective transition method which will require its fiscal year 2016 and 2017 financial statements to be revised. As described above, certain contracts under the new standard will recognize revenue as costs are incurred (or other appropriate measure of progress as applicable) as compared to as units are delivered under ASC 605 – Revenue Recognition, which will result in an increase in revenue from continuing operations of approximately $4.2 million in fiscal year 2017. The revision will also result in a cumulative adjustment from continued operations to increase retained earnings by approximately $0.7 million and $1.8 million for the fiscal years ended April 30, 2016 and 2017, respectively.

The majority of the Company’s contracts in its discontinued EES business are product purchase order, bill and ship arrangements that have historically recognized revenue as the related products were delivered. The Company does not anticipate a significant impact to revenue recognition under the new standard.

Due to the significant amount of revenues that occurred during the fourth quarter of fiscal 2018, the Company is continuing to assess the impact of adopting the new standard to its fiscal 2018 financial statements.

2.           Discontinued Operations

On June 1, 2018, the Company entered into the Purchase Agreement with Webasto pursuant to which the Company agreed to sell, and Webasto agreed to acquire, substantially all of the assets of the EES Business and to assume certain liabilities related to the EES Business. The Company anticipates that the transaction will close within its first quarter of fiscal 2019. As of April 30, 2018, the Company determined that the EES Business met the criterion for classification as an asset held for sale and represents a strategic shift in in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. The table below presents the statements of operations data for the EES Business.

	Year Ended April 30,
	2018	2017	2016
Net sales	$37,899	$35,933	$30,360
Cost of sales	30,890	29,008	23,831
Gross margin:	7,009	6,925	6,529
Selling, general and administrative	7,825	8,895	9,614
Research and development	3,526	4,577	7,251
Other (expense) income, net	(27)	7	28
Loss from discontinued operations before income taxes	(4,369)	(6,540)	(10,308)
Benefit for income taxes	(1,861)	(2,386)	(3,881)
Net loss from discontinued operations	$(2,508)	$(4,154)	$(6,427)

The major classes of assets and liabilities included in discontinued operations related to the EES Business are presented in the table below.

	April 30,
	2018	2017
Carrying amount of assets classified as discontinued operations
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $139 at April 30, 2018 and $187 at April 30, 2017	$6,348	$5,642
Inventories, net	18,716	19,168
Prepaid expenses and other current assets	185	120
Property and equipment, net	3,100	—
Total current assets classified as discontinued operations	28,349	24,930
Property and equipment, net	—	3,258
Total non-current assets classified as discontinued operations	—	3,258
Total assets classified as discontinued operations	$28,349	$28,188
Carrying amount of liabilities classified as discontinued operations
Current liabilities:
Accounts payable	$5,121	$4,388
Wages and related accruals	1,946	2,019
Customer advances	918	1,260
Other current liabilities	1,199	1,634
Total current liabilities	9,184	9,301
Total liabilities classified as discontinued operations	$9,184	$9,301

3.           Investments

Investments consist of the following:

	April 30,
	2018	2017
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$35,344	$47,437
U.S. government securities	31,620	14,515
Corporate bonds	46,685	55,519
Certificates of deposit	—	2,500
Total held-to-maturity and short-term investments	$113,649	$119,971
Long-term investments:
Held-to-maturity securities:
Municipal securities	$2,046	$8,942
U.S. government securities	27,356	22,540
Corporate bonds	9,112	8,117
Total held-to-maturity investments	38,514	39,599
Available-for-sale securities:
Auction rate securities	2,142	2,497
Total available-for-sale investments	2,142	2,497
Total long-term investments	$40,656	$42,096

Held‑To‑Maturity Securities

As of April 30, 2018 and 2017, the balance of held‑to‑maturity securities consisted of state and local government municipal securities, U.S. government securities, corporate bonds and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized losses, and estimated fair value of the held‑to‑maturity investments as of April 30, are as follows (in thousands):

	April 30, 2018				April 30, 2017
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal securities	$37,390	$9	$(36)	$37,363	$56,379	$30	$(21)	$56,388
U.S. government securities	58,976	—	(367)	58,609	37,055	2	(41)	37,016
Corporate bonds	55,797	2	(71)	55,728	63,636	9	(85)	63,560
Certificates of deposit	—	—	—	—	2,500	1	—	2,501
Total held-to-maturity investments	$152,163	$11	$(474)	$151,700	$159,570	$42	$(147)	$159,465

The amortized cost and fair value of the Company’s held‑to‑maturity securities by contractual maturity at April 30, 2018, are as follows:

	Cost	Fair Value
Due within one year	$113,649	$113,443
Due after one year through five years	38,514	38,257
Total	$152,163	$151,700

Available‑For‑Sale Securities

Auction Rate Securities

As of April 30, 2018 and 2017, the entire balance of available‑for‑sale auction rate securities consisted of two investment grade auction rate municipal bonds with maturities ranging from 1 to 16 years. These investments have characteristics similar to short‑term investments, because at pre‑determined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll‑over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

During the fourth quarter of the fiscal year ended April 30, 2008, the Company began experiencing failed auctions on some of its auction rate securities. A failed auction occurs when a buyer for the securities cannot be obtained and the market maker does not buy the security for its own account. The Company continues to earn interest on the investments that failed to settle at auction, at the maximum contractual rate until the next auction occurs. In the event the Company needs to access funds invested in these auction rate securities, the Company may not be able to liquidate these securities at the fair value recorded on April 30, 2018 until a future auction of these securities is successful or a buyer is found outside of the auction process.

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2018 and 2017. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

Based on the Company’s ability to access its cash and cash equivalents, expected operating cash flows, and other sources of cash, the Company does not anticipate the current lack of liquidity on these investments will affect its ability to operate the business in the ordinary course. The Company believes the current lack of liquidity of these investments is temporary and expects that the securities will be redeemed or refinanced at some point in the future. The

Company will continue to monitor the value of its auction rate securities at each reporting period for a possible impairment if a further decline in fair value occurs. The auction rate securities have been in an unrealized loss position for more than 12 months. The Company has the ability and the intent to hold these investments until a recovery of fair value, which may be maturity and as of April 30, 2018, it did not consider these investments to be other‑than‑temporarily impaired.

The amortized cost, gross unrealized losses, and estimated fair value of the available‑for‑sale auction rate securities are as follows (in thousands):

	April 30,
	2018	2017
Auction rate securities
Amortized cost	$2,250	$2,700
Gross unrealized losses	(108)	(203)
Fair value	$2,142	$2,497

The amortized cost and fair value of the Company’s auction rate securities by contractual maturity at April 30, 2018 are as follows (in thousands):

	Cost	Fair Value
Due after one through five years	$250	$252
Due after 10 years	2,000	1,890
Total	$2,250	$2,142

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

•	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2018, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Auction rate securities	$—	$—	$2,142	$2,142
Total	$—	$—	$2,142	$2,142

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis in the table above that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2017	$2,497
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	95
Purchases, issuances and settlements, net	(450)
Balance at April 30, 2018	$2,142
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2018	$—

The auction rate securities are valued using a discounted cash flow model. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction. As of April 30, 2018, the inputs used in the Company’s discounted cash flow analysis included current coupon rates of 2.8%, estimated redemption periods of 1 to 16 years and discount rates of 3.6% to 9.8%. The discount rates were based on market rates for municipal bond securities, as adjusted for a risk premium to reflect the lack of liquidity of these investments.

5.           Inventories, net

Inventories consist of the following:

	April 30,
	2018	2017
	(In thousands)
Raw materials	$12,020	$12,664
Work in process	15,995	14,618
Finished goods	14,578	16,382
Inventories, gross	42,593	43,664
Reserve for inventory excess and obsolescence	(3,953)	(2,756)
Inventories, net	$38,640	$40,908

6.           Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows:

	April 30,	Impairment	April 30,
	2017	Charges	2018
	(In thousands)
Licenses	$818	$-	$818
Customer relationships	1,600	(867)	733
Trademarks and tradenames	60	(32)	28
Other	3	-	3
Intangibles, gross	2,481	$(899)	1,582
Less accumulated amortization	(658)		(954)
Intangibles, net	$1,823		$628

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. Due to the current political situation within Turkey and the increased uncertainty in the relations between the U.S. and Turkey, the Company significantly lowered its cash flow expectations for its Altoy operations. As a result of the decline in the Company’s cash flow forecast, the Company performed an interim assessment of impairment of Altoy’s long-lived assets, excluding goodwill during the three months ended October 28, 2017. Based on the analysis, the Company determined that the fair value of Altoy had declined below its carrying value, excluding goodwill. As a result, the Company performed an additional analysis to determine the amount of the impairment loss and recorded an impairment loss totaling $899,000, which is included in selling, general and administrative expense on the consolidated statements of operations. The fair value of the Altoy asset group was determined based on a discounted cash flow model reflective of the revised cash flow estimates.

The weighted average amortization period at April 30, 2018 and 2017 was three years and six years, respectively. Amortization expense for the years ended April 30, 2018, 2017 and 2016 was $296,000, $139,000 and $80,000, respectively.

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in its Altoy joint venture on February 1, 2017.  Refer to Note 19 - Business Combinations for further details.

Estimated amortization expense for the next five years is as follows:

Year ending
April 30,
(In thousands)
2019	$275
2020	255
2021	98
2022	—
2023	—
$628

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2018	2017
	(In thousands)
Leasehold improvements	$10,541	$9,506
Machinery and equipment	40,377	37,287
Furniture and fixtures	2,094	1,857
Computer equipment and software	31,895	26,682
Construction in process	3,359	4,467
Property and equipment, gross	88,266	79,799
Less accumulated depreciation and amortization	(69,047)	(63,837)
Property and equipment, net	$19,219	$15,962

Depreciation expense for the years ended April 30, 2018, 2017 and 2016 was $5,676,000, $4,939,000 and $3,799,000, respectively.  At April 30, 2018 and 2017, property and equipment includes computer equipment and software under capital leases with a cost basis of $1,836,000 and $1,836,000 and accumulated depreciation of $1,687,000 and $1,433,000, respectively. Depreciation of computer equipment and software under capital leases was $201,000 and $375,000 for the fiscal years ended April 30, 2018 and 2017 respectively.

8.           Investments in Companies Accounted for Using the Equity Method

In December of 2017, the Company and Softbank formed a joint venture, HAPSMobile. HAPSMobile is a Japanese corporation that is 5% owned by the Company and 95% owned by SoftBank and is governed by a Joint Venture Agreement (the “JVA”). The Company purchased its 5% stake in HAPSMobile for 210,000,000 yen ($1,860,000) effective as of December 27, 2017 and 150,000,000 yen ($1,407,000) on April 17, 2018. Under the JVA, the Company committed to make an additional capital contribution of 209,500,000 yen (approximately $1,900,000) in or around January 2019 to maintain its 5% ownership stake. Additionally under the JVA, the Company may purchase additional shares of HAPSMobile, at the same per share price for the purchase of its original 5% stake, to increase its ownership percentage of HAPSMobile up to 19% prior to the first flight test of the prototype aircraft produced under a design and development agreement between HAPSMobile and the Company.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. At April 30, 2018, the Company recorded 5% of the net loss of HAPSMobile, or $1,283,000, in “Equity method investment activity, net of tax” in the consolidated statements of income. At April 30, 2018, the carrying value of the investment in HAPSMobile was $2,020,000 and was recorded in “Other assets, long-term.”

In March of 2014, the Company purchased 49% of the outstanding common stock of Altoy, a Turkish corporation founded in February 2014. During the years ended April 30, 2017 and 2016, the Company recorded 49% of the net loss of Altoy, or $119,000 and $138,000, respectively, in “Equity method investment activity, net of tax” in the consolidated statements of income. At April 30, 2016, the carrying value of the investment in Altoy was $386,000 and was recorded in “Other assets, long‑term.”

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

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2018	2017
	(In thousands)
Beginning balance	$1,947	$3,094
Warranty expense	1,884	187
Changes in estimates related to pre-existing warranties	—	1,651
Warranty costs settled	(1,741)	(2,985)
Ending balance	$2,090	$1,947

During the fiscal year ended April 30, 2017, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $1,651,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At April 30, 2018 and 2017, there were zero and $441,000 remaining estimated warranty costs related to the repair of the impacted small UAS, respectively. As of April 30, 2018 and 2017, a total of $2,198,000 and $1,762,000 of costs related to this warranty have been incurred, respectively.

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $2,953,000, $2,603,000 and $2,546,000 in contributions to the plan for the years ended April 30, 2018, 2017 and 2016, respectively.

11.          Severance Charges

During the fiscal year ended April 30, 2017, the Company recorded severance costs totaling $1,262,000. Of this total, approximately $850,000 was due to two officers who left the Company during the fiscal year ended April 30, 2017. The remaining severance costs were due to certain strategic headcount reductions consisting entirely of severance payments. Of the total, approximately $555,000 was recorded to cost of sales and $707,000 was recorded to SG&A. Of the total, approximately $127,000 was in accrued wages and related accruals at April 30, 2017.

During the fiscal year ended April 30, 2016, the Company made certain strategic headcount reductions with a total cost of approximately $702,000, consisting entirely of severance payments. The Company recorded this charge during its fourth fiscal quarter ended April 30, 2016.  Of the total, approximately $300,000 was recorded to cost of sales and $402,000 was recorded to SG&A. Of the total, approximately $642,000 was in accrued wages and related accruals at April 30, 2016.  All amounts were paid out prior to April 30, 2017.

12.          Stock‑Based Compensation

For the years ended April 30, 2018, 2017 and 2016, the Company recorded stock‑based compensation expense of approximately $4,956,000,  $3,392,000 and $4,002,000, respectively.

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

The fair value of stock options granted was estimated at the grant date using the Black‑Scholes option pricing model with the following weighted average assumptions for the years ended April 30, 2018, 2017 and 2016:

	Year Ended April 30,
	2018	2017	2016
Expected term (in years)	—	—	6.00
Expected volatility	—%	—%	36.14%
Risk-free interest rate	—%	—%	1.88%
Expected dividend	—	—	—
Weighted average fair value at grant date	$—	$—	$10.18

No options were granted during the fiscal years ended April 30, 2018 and 2017.

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

Information related to the stock option plans at April 30, 2018, 2017 and 2016, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2015	652,117	23.96	44,993	7.57	78,604	0.59
Options granted	128,000	26.83	—	—	—	—
Options exercised	(43,000)	21.81	(31,161)	5.70	(10,000)	0.59
Options canceled	(58,318)	25.98	(8)	2.13	—	—
Outstanding at April 30, 2016	678,799	24.46	13,824	11.79	68,604	0.59
Options granted	—	—	—	—	—	—
Options exercised	(167,310)	22.32	(9,601)	11.79	(25,189)	0.59
Options canceled	(64,865)	26.76	(4,223)	11.79	—	—
Outstanding at April 30, 2017	446,624	24.93	—	—	43,415	0.59
Options granted	—	—	—	—	—	—
Options exercised	(107,598)	23.80	—	—	(25,113)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2018	339,026	25.29	—	—	18,302	0.59
Options exercisable at April 30, 2018	256,012	$24.81	—	$—	18,302	$0.59

The total intrinsic value of all options exercised during the years ended April 30, 2018, 2017 and 2016 was approximately $2,407,000,  $1,747,000, and $1,198,000, respectively. The intrinsic value of all options outstanding at April 30, 2018 and 2017 was $10,890,000 and $2,840,000, respectively. The intrinsic value of all exercisable options at April 30, 2018 and 2017 was $8,587,000 and $2,454,000, respectively.

A summary of the status of the Company’s non‑vested stock options as of April 30, 2018 and the year then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Options	Fair Value
Non-vested at April 30, 2017	140,118	$10.76
Granted	—	—
Expired	—	—
Canceled	—	—
Vested	(57,104)	10.45
Non-vested at April 30, 2018	83,014	$10.97

As of April 30, 2018, there was approximately $7,045,000 of total unrecognized compensation cost related to non‑vested share‑based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two‑year period or a weighted average period of approximately 1.9 years.

The weighted average fair value of options issued for the year ended April 30, 2016 was $10.18.  No options were granted during the fiscal years ended April 30, 2018 and 2017. The total fair value of shares vesting during the years ended April 30, 2018, 2017 and 2016 was $3,328,000,  $2,942,000 and $2,495,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2018, 2017 and 2016 were approximately $2,576,000,  $3,863,000 and $1,121,000, respectively. The tax benefit realized from stock‑based compensation during the years ended April 30, 2018, 2017 and 2016 was approximately $0,  $0, and $98,000, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2018:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2018	Years	Price	2018	Price
$0.59	-	19.16	72,302	4.23	$13.78	72,302	$13.78
19.17	-	26.24	58,500	4.86	20.54	48,500	20.71
26.25	-	26.99	80,000	7.15	26.70	32,000	26.70
27.00	-	27.99	50,000	5.56	27.27	40,000	27.27
28.00	-	32.19	96,526	4.59	29.90	81,512	29.65
$0.59	-	32.19	357,328	5.27	$24.02	274,314	$23.20

The remaining weighted average contractual life of exercisable options at April 30, 2018 was 4.88 years.

Information related to the Company’s restricted stock awards at April 30, 2018 and for the year then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2017	339,145	$26.27
Stock granted	131,332	37.71
Stock vested	(133,886)	25.25
Stock canceled	(4,016)	26.10
Unvested stock at April 30, 2018	332,575	$31.20

13.          Long‑Term Incentive Awards

During the three months ended July 29, 2017, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and

July 2020, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the fiscal year ended April 30, 2018, the Company recorded $269,000 of compensation expense related to the Fiscal 2018 LTIP. At April 30, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,660,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal year ended April 30, 2018, the Company recorded $159,000 of compensation expense related to the Fiscal 2017 LTIP. At April 30, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,440,000.

During the year ended April 30, 2016, the Company granted a three-year performance award under the Restated 2006 Plan to key employees (“Fiscal 2016 LTIP”). The performance period for each three-year award is the three-year period ending April 30, 2018. A target payout was established at the award date. The actual payout at the end of the performance period will be calculated based upon the Company’s achievement of revenue and gross margin for the performance period. Payouts will be made in cash and restricted stock units. Upon vesting of the restricted stock units, the Company has the discretion to settle the restricted stock units in cash or stock. No compensation cost has been recognized for this award as the Company did not achieve the performance conditions.

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

14.          Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2018	2017	2016
Domestic	$33,854	$20,954	$18,433
Foreign	(34)	(86)	81
Income from continuing operations before income taxes	33,820	20,868	18,514

Equity method investment activity	(1,283)	(119)	(138)
Total income from continuing operations before income taxes	$32,537	$20,749	$18,376

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.  The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense (benefit) is as follows:

	Year Ended April 30,
	2018	2017	2016
U.S. federal statutory income tax rate	30.4%	34.0%	35.0%
State and local income taxes, net of federal benefit	(2.0)	(1.9)	(5.3)
R&D and other tax credits	(6.7)	(11.7)	(19.2)
Valuation allowance	4.7	4.1	7.3
Foreign rate differential	0.1	—	—
Uncertain tax position adjustment	—	—	—
Return to provision adjustments	(0.1)	(0.3)	2.1
Permanent items	(6.9)	(3.6)	(3.1)
Tax Act	10.0	—	—
Other	0.6	(0.8)	(0.7)
Effective income tax rate	30.1%	19.8%	16.1%

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30,
	2018	2017	2016
Current:
Federal	$6,363	$3,745	$5,388
State	925	215	406
Foreign	—	—	—
	7,288	3,960	5,794
Deferred:
Federal	3,272	(66)	(2,814)
State	(331)	279	3
Foreign	(52)	(35)	—
	2,889	178	(2,811)
Total income tax expense (benefit)	$10,177	$4,138	$2,983

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2018	2017
Deferred income tax assets:
Accrued expenses	$5,771	$7,074
Allowances, reserves, and other	2,100	1,801
Unrealized loss on securities	25	74
Net operating loss and credit carry-forwards	12,361	11,854
Intangibles basis	94	43
Total deferred income tax assets	20,351	20,846
Deferred income tax liabilities:
Other	—	(29)
Fixed asset basis	(682)	(428)
Total deferred income tax liabilities	(682)	(457)
Valuation allowance	(8,568)	(5,416)
Net deferred tax assets	$11,101	$14,973

At April 30, 2018 and 2017 the Company recorded a valuation allowance of $8,568,000 and $5,416,000, respectively, against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against foreign net operating losses that are not more likely than not to be utilized.  The valuation allowance increased by $3,152,000 and $905,000 for April 30, 2018 and April 30, 2017, respectively.

At April 30, 2018 the Company had state credit carryforwards of $20,760,000 that do not expire and federal tax credit carryforwards of $5,098,000 that expire in 2035.

At April 30, 2018, the Company had multiple state net operating loss carryforwards and had foreign losses of approximately $10,000 and $1,125,000, respectively. The state net operating loss carryforwards begin to expire in 2023. $1,051,000 of the foreign loss carryforwards begin to expire in 2019 with the remainder having an indefinite carryforward.

At April 30, 2018 and 2017, the Company had approximately $11,170,000 and $9,856,000, respectively, of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that $411,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2018 and 2017 (in thousands):

	April 30,
	2018	2017
Balance as of May 1	$9,856	$9,905
Increases related to prior year tax positions	228	3
Decreases related to prior year tax positions	—	(26)
Increases related to current year tax positions	1,347	901
Decreases related to lapsing of statute of limitations	(261)	(927)
Balance as of April 30,	$11,170	$9,856

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2018 and 2017, the Company had accrued approximately $16,000 and $16,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2015 to 2017 remain open to examination by the IRS for federal income taxes. The tax years 2011 to 2017 remain open for major state taxing jurisdictions.

During the fiscal year ended April 30, 2018, the Company recorded a reversal of a $261,000 reserve, including the related interest, for uncertain tax positions due to the lapse of prior year statue.

On December 22, 2017, the Tax Act was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, repeal of the corporate alternative minimum tax, repeal of the deduction for domestic production activities, and limitation on the deductibility of certain executive compensation.

In accordance with GAAP as determined by ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted.  As the Company has a April 30 fiscal year end, its U.S. federal corporate income tax rate will be blended in fiscal 2018, resulting in a statutory federal rate of approximately 30.4% (8 months at 35% and 4 months at 21%), and will be 21% for subsequent fiscal years.  The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized (30.4% if in 2018 or 21% thereafter) and recorded a one-time deferred tax expense of approximately $3,400,000 for fiscal year April 30, 2018.

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

The $3,400,000 expense for the one-time deferred tax remeasurement is a provisional estimate of the impact of the Tax Act.  In addition, the Company has estimated that it will not have an income tax payable as a result of the one-time deemed repatriation transition tax on unrepatriated foreign earnings.  These amounts are considered provisional because they use estimates for which final tax computations or returns have not been completed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

The Company’s financial statements do not reflect the impact of certain aspects of the Tax Act as the Company did not have the necessary information available, prepared, or analyzed (including computations), or because sufficient guidance has not been issued in order to determine an actual or provisional amount for the tax effects of the Tax Act. To date, these aspects include the new state income tax conformity to the Tax Act which the Company is continuing to evaluate the provisions and as a result, has not included an estimate of the tax expense or benefit related to these items in the Company’s consolidated financial statements for the fiscal year ended April 30, 2018.

15.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total Accumulated	Total Accumulated
			Other	Other
	Available-for-Sale	Foreign Currency	Comprehensive	Comprehensive
	Securities	Translation Adjustments	Loss	Loss
Total accumulated other comprehensive loss balance as of April 30, 2017	$(127)	$—	$(127)	$(127)
Changes in foreign currency translation adjustments, net of $0 taxes	—	36	36	36
Unrealized gains, net of $25 of taxes	70	—	70	70
Total accumulated other comprehensive loss balance as of April 30, 2018	$(57)	$36	$(21)	$(21)

16.          Changes in Accounting Estimates

During the years ended April 30, 2018, 2017 and 2016, the Company revised its estimates at completion of various fixed-price contracts which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. The changes in estimates resulted in cumulative catch-up adjustments to income from continuing operations for the years ended April 30, 2018, 2017 and 2016 that were not material.

Refer also to Note 9 – Warranty Reserves for further details of change in warranty estimates during the fiscal year ended April 30, 2017.

17.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $48,000,  $80,000 and $96,000 for fiscal years ended April 30, 2018, 2017 and 2016, respectively, for consulting services independent of his board service.

Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA, the Company will use its best efforts, up to a maximum net value of $75,789,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $29,597,000 for the year ended April 30, 2018. At April 30, 2018, the Company had unbilled related party receivables from HAPSMobile of $3,145,000 recorded in “Unbilled receivables and retentions” on the consolidated balance sheet. During the year ended April 30, 2018, the Company purchased a 5% stake in accordance with the JVA. Refer to Note 8 – Equity Method Investments for further details.

18.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. The Company finances the purchase of certain IT equipment and perpetual software licenses under capital lease arrangements. Following is a summary of non‑cancelable operating and capital lease commitments:

	April 30, 2018
	(In thousands)

	Operating leases	Capital leases
2019	$4,940	$161
2020	4,774	—
2021	3,872	—
2022	3,421	—
2023	2,278	—
Thereafter	1,914	—
	$21,199	161
Less: amounts representing interest		—
Present value of capital lease obligations		161
Less: Current portion		(161)
Long-term portion of capital lease obligations		$—

Rental expense under operating leases was approximately $4,011,000,  $3,849,000 and $4,077,000 for the years ended April 30, 2018, 2017 and 2016, respectively.

Not included in the table above is an additional capital contribution of 209,500,000 yen (approximately $1,900,000) in or around January 2019 required under the Company’s HAPSMobile Inc. Joint Venture Agreement – refer to footnote 8 – Investments in Companies Accounted for Using the Equity Method.

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

At April 30, 2018 and 2017, the Company had outstanding letters of credit totaling $6,389,000 and $1,935,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. At April 30, 2018, the Company had $77,000 reserved for incurred cost claim audits. At April 30, 2017, the Company had no reserves for incurred cost claim audits.

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

The fair value of the noncontrolling interest of $260,000 and the fair value of the previously held equity interest of $851,000 in Altoy, immediately prior to the acquisition, were estimated by applying an income approach. These fair value measurements of the noncontrolling interest and the previously held equity interest are based on significant inputs not observable in the market, and thus represent Level 3 measurements.

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

Supplemental Pro Forma Information (unaudited)

Altoy contributed revenues of $0 and a net loss of $122,000 to the Company for the period from February 1, 2017 to April 30, 2017. The following unaudited pro forma summary presents consolidated information of the Company as if the business combination had occurred on May 1, 2015 (in thousands):

	Fiscal year ended April 30,
	2017	2016
Revenue	$229,287	$233,941
Net income from continuing operations	$15,808	$15,595
Net income attributable to AeroVironment	$15,888	$15,666

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

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2015.

20.          Geographic Information

Sales to non‑U.S. customers accounted for 46%,  37% and 29% of revenue for each of the fiscal years ended April 30, 2018, 2017 and 2016, respectively.

21.          Subsequent Events

In May 2018 the Company entered into a settlement agreement to dismiss its claims against MicaSense Inc. and former AeroVironment employees, Gabriel Torres, Justin McAllister, and Jeff McBride.  The terms and amount of the settlement agreement are confidential.  The settlement has not been recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of April 30, 2018.

22.          Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two‑year period ended April 30, 2018. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company’s fiscal year ends on

April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 29, 2017	October 28, 2017		January 27, 2018		April 30, 2018
	(In thousands except per share data)
Year ended April 30, 2018
Revenue	$36,250	$63,988		$53,433		$117,381
Gross margin	$10,095	$28,693		$17,920		$52,180
Net (loss) income from attributable to AeroVironment from continuing operations	$(3,364)	$6,689	(1)	$(960)	(2)	$20,211
Net (loss) income per share attributable to AeroVironment from continuing operations—basic(5)	$(0.14)	$0.29		$(0.05)		$0.86
Net (loss) income per share attributable to AeroVironment from continuing operations—diluted(5)	$(0.14)	$0.28		$(0.05)		$0.85

	Three Months Ended
	July 30,		October 29,	January 28,	April 30,
	2016		2016	2017	2017
	(In thousands except per share data)
Year ended April 30, 2017
Revenue	$30,496		$40,829	$41,895	$115,720
Gross margin	$5,905		$15,041	$16,797	$57,442
Net (loss) income from attributable to AeroVironment from continuing operations	$(8,381)	(3)	$(2,603)	$(852)	$28,469	(4)
Net (loss) income per share attributable to AeroVironment from continuing operations—basic(5)	$(0.37)		$(0.11)	$(0.03)	$1.23
Net (loss) income per share attributable to AeroVironment from continuing operations—diluted(5)	$(0.37)		$(0.11)	$(0.03)	$1.21

(1)

Includes an impairment loss of $1.0 million related to the Company’s intangible assets and goodwill acquired in the acquisition of a controlling interest in the Company’s Turkish Joint Venture, Altoy, recorded to selling, general and administrative expense in the consolidated statement of operations.

(2)	Includes a one-time expense of $3.1 million resulting from the remeasurement of deferred tax assets and liabilities related to the Tax Cut and Jobs Act.
(3)	Includes the reversal of a $1.0 million reserve, including the related interest, for uncertain tax positions due to the settlement of prior fiscal year tax audits.
(4)

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

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2016	$224	$158	$—	$(326)	$56
2017	$56	$56	$—	$(8)	$104
2018	$104	$976	$—	$—	$1,080
Warranty reserve for the year ended April 30:
2016	$1,687	$3,589	$(424)	$(1,758)	$3,094
2017	$3,094	$1,838	$—	$(2,985)	$1,947
2018	$1,947	$1,884	$—	$(1,741)	$2,090
Reserve for inventory excess and obsolescence for the year ended April 30:
2016	$1,826	$2,762	$—	$(2,046)	$2,542
2017	$2,542	$1,115	$—	$(901)	$2,756
2018	$2,756	$2,758	$—	$(1,561)	$3,953
Reserve for self-insured medical claims for the year ended April 30:
2016	$1,053	$7,668	$—	$(7,742)	$979
2017	$979	$7,037	$—	$(6,883)	$1,133
2018	$1,133	$9,100	$—	$(9,230)	$1,003

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2018, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2018 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a‑15 or 15d‑15 that occurred during the quarter ended April 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders of AeroVironment, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting
We have audited AeroVironment, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AeroVironment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2018, and the related notes and financial statement schedule listed in the index at Item 15(a) and our report dated June 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting including in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Los Angeles, California

June 26, 2018

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S‑K will be included in the definitive proxy statement for our 2017 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2018, and that information is incorporated by reference herein.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is posted on our website, http://investor.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (626) 357‑9983 or by writing to us at AeroVironment, Inc., Attn: Secretary, 800 Royal Oaks Drive, Suite 210, Monrovia, California 91016. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of our executive officers or directors.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (5) of Regulation S‑K will be included in the definitive proxy statement for our 2018 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.  Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S‑K will be included in the definitive proxy statement for our 2018 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S‑K will be included in the definitive proxy statement for our 2018 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S‑K will be included in the definitive proxy statement for our 2018 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in the definitive proxy statement for our 2018 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1.  Financial Statements

The following consolidated financial statements are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 30, 2018 and 2017

•	Consolidated Statements of Income for the Years Ended April 30, 2018, 2017 and 2016

•	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2018, 2017 and 2016

•	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2018, 2017 and 2016

•	Consolidated Statements of Cash Flows for the Years Ended April 30, 2018, 2017 and 2016

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The following Schedule is included in Item 8:

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.  Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
10.1#(4)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.5#(3)	Form of Directors’ Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement

Exhibit Number	Exhibit
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.10#(6)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.11#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13#(7)	Form of Long‑Term Compensation Award Grant Notice and Long‑Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.14#(2)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.15#(6)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.16(8)

Standard Industrial/Commercial Single‑Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto

10.17(6)

First Amendment to Lease Agreement dated October 10, 2011 and Second Amendment to Lease Agreement dated June 2, 2017 by and between AeroVironment, Inc. and Simi Valley-NCR, LLC for the property located at 85 Moreland Road, Simi Valley, California

10.18(9)

Standard Industrial/Commercial Single‑Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto

10.19(9)

Standard Industrial/Commercial Single‑Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto

10.20(10)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.21(10)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.22(10)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.23(11)

Standard Multi-Tenant Office Lease — Gross, dated September 24, 2015, between AeroVironment, Inc. and Monrovia Technology Campus LLC for property at 800 Royal Oaks Dr. Monrovia, California, including addendums thereto

10.24	Lease dated March 28, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California, including addendums thereto
10.25#(3)	Retiree Medical Plan
10.26†(12)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
10.27†(13)	Contract modification P00015 dated September 5, 2013 under the base contract with the US Army Contracting Command—Redstone Arsenal (Missile) dated August 30, 2012
10.28†(14)	Contract modification P00074 dated September 27, 2016 under the base contract with the US Army Contracting Command — Redstone Arsenal (Missile) dated August 30, 2012
10.29(15)	Consulting Agreement, dated February 5, 2015, between Jikun Kim and AeroVironment, Inc.

Exhibit Number	Exhibit
10.30#(16)	Offer Letter, dated June 15, 2015 from AeroVironment, Inc. to Raymond D. Cook
10.31#(17)	Form of Severance Protection Agreement dated as of December 10, 2015, by and between AeroVironment, Inc. and each non-CEO executive officer
10.32(17)	Form of Director Letter Agreement by and between AeroVironment, Inc. and each non-employee director
10.33#(18)	Separation Agreement by and between AeroVironment, Inc. and Cathleen Cline dated as of April 28, 2016
10.34(18)	Consulting Agreement by and between AeroVironment, Inc. and Cathleen Cline dated as of April 28, 2016
10.35(19)	Severance Agreement and General Release by and between AeroVironment, Inc. and Raymond Cook dated as of December 19, 2016

10.36(4)	Severance Protection Agreement dated as of May 2, 2016, by and between AeroVironment, Inc. and Wahid Nawabi
10.37#(6)	Amended and Restated Severance Protection Agreement dated as of June 26, 2017, by and between AeroVironment, Inc. and Teresa Covington
10.38(4)	Consulting Agreement by and between AeroVironment, Inc. and Charles R. Holland executed as of March 7, 2016
10.39(4)	Task Order #FY16-001 to Consulting Agreement by and between AeroVironment, Inc. and Charles R. Holland executed as of March 7, 2016
10.40

Amendment No. 1 dated November 28, 2016, Amendment No. 2 dated June 7, 2017, and Amendment No. 3 dated April 23, 2018 to Standard Consulting Agreement and corresponding Task Orders by and between AeroVironment, Inc. and Charles R. Holland

10.41#(20)	Amended and Restated Severance Protection Agreement by and between AeroVironment, Inc. and Melissa Brown dated as of March 5, 2018
10.42†(20)	Joint Venture Agreement by and between AeroVironment, Inc. and SoftBank Corp. dated as of December 1, 2017
10.43†(20)	Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 27, 2017
10.44†(20)	Intellectual Property License Agreement by and among AeroVironment, Inc., SoftBank Corp. and HAPSMobile, Inc. dated as of December 27, 2017.
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S‑1 (File No. 333‑137658).

(4)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(5)	Incorporated by reference to the exhibits to the Company’s Form 8‑K filed on October 5, 2011 (File No. 001‑33261).
(6)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(7)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8‑K filed July 28, 2010 (File No. 001‑33261).

(8)	Incorporated by reference herein to the exhibits on the Company’s Annual Report on Form 10‑K filed June 29, 2007 (File No. 001‑33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed June 26, 2008 (File No. 001‑33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed March 5, 2014 (File No. 001‑33261).

(11)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 9, 2015 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed on June 21, 2011 (File No. 001‑33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed November 27, 2013 (File No. 001‑33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10 Q filed December 7, 2016 (File No. 001 33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8‑K filed February 5, 2015 (File No. 001‑33261).

(16)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed July 7, 2015 (File No. 001-33261).

(17)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

(18)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed May 4, 2016 (File No. 001-33261).

(19)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed December 20, 2016 (File No. 001-33261).

(20)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).

†Confidential treatment has been granted for portions of this exhibit.

#Indicates management contract or compensatory plan.

(c)Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 26, 2018		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 26, 2018
Wahid Nawabi	Executive Officer and Director
(Principal Executive Officer)

/s/ Teresa P. Covington	Senior Vice President and	June 26, 2018
Teresa P. Covington	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Timothy E. Conver	Chairman	June 26, 2018
Timothy E. Conver

/s/ Edward R. Muller	Director	June 26, 2018
Edward R. Muller

/s/ Arnold L. Fishman	Director	June 26, 2018
Arnold L. Fishman

/s/ Stephen F. Page	Director	June 26, 2018
Stephen F. Page

/s/ Charles R. Holland	Director	June 26, 2018
Charles R. Holland

/s/ Catharine Merigold	Director	June 26, 2018
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 26, 2018
Charles Thomas Burbage