Form 10-Q
period 2018-07-28
AeroVironment Inc
filed 2018-09-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 28, 2018

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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
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

As of August 29, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,930,623.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 28,	April 30,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$170,788	$143,517
Short-term investments	118,303	113,649
Accounts receivable, net of allowance for doubtful accounts of $1,033 at July 28, 2018 and $1,080 at April 30, 2018	13,802	56,813
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $9,504 at July 28, 2018 and $3,145 at April 30, 2018)	59,870	16,872
Inventories, net	42,244	37,425
Prepaid expenses and other current assets	5,196	5,103
Current assets of discontinued operations	—	25,668
Total current assets	410,203	399,047
Long-term investments	36,712	40,656
Property and equipment, net	19,347	19,219
Deferred income taxes	11,800	11,494
Other assets	2,299	3,002
Total assets	$480,361	$473,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$12,939	$21,340
Wages and related accruals	10,624	16,851
Income taxes payable	8,898	4,085
Customer advances	1,627	3,564
Other current liabilities	6,664	6,954
Current liabilities of discontinued operations	—	9,294
Total current liabilities	40,752	62,088
Deferred rent	1,476	1,536
Other non-current liabilities	958	622
Deferred tax liability	67	67
Liability for uncertain tax positions	49	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 28, 2018 and April 30, 2018	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,923,342 shares at July 28, 2018 and 23,908,736 at April 30, 2018	2	2
Additional paid-in capital	170,789	170,139
Accumulated other comprehensive income (loss)	16	(21)
Retained earnings	266,243	238,913
Total AeroVironment stockholders’ equity	437,050	409,033
Noncontrolling interest	9	23
Total equity	437,059	409,056
Total liabilities and stockholders’ equity	$480,361	$473,418

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 28,	July 29,
	2018	2017
Revenue:
Product sales	$55,313	$18,780
Contract services (inclusive of related party revenue of $11,563 and $2,551 for the three months ended July 28, 2018 and July 29, 2017, respectively)	22,730	15,581
	78,043	34,361
Cost of sales:
Product sales	29,811	15,972
Contract services	15,643	9,691
	45,454	25,663
Gross margin:
Product sales	25,502	2,808
Contract services	7,087	5,890
	32,589	8,698
Selling, general and administrative	11,956	11,287
Research and development	6,435	5,542
Income (loss) from continuing operations	14,198	(8,131)
Other income:
Interest income, net	906	512
Other income, net	8,388	4
Income (loss) from continuing operations before income taxes	23,492	(7,615)
Provision (benefit) for income taxes	2,567	(3,221)
Equity method investment activity, net of tax	(602)	—
Net income (loss) from continuing operations	20,323	(4,394)
Discontinued operations:
Gain on sale of business, net of tax expense of $2,577	8,843	—
Loss from discontinued operations, net of tax	(1,850)	(1,488)
Net income (loss) from discontinued operations	6,993	(1,488)
Net income (loss)	27,316	(5,882)
Net loss attributable to noncontrolling interest	14	23
Net income (loss) attributable to AeroVironment	$27,330	$(5,859)
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$0.86	$(0.19)
Discontinued operations	0.30	(0.06)
Net income (loss) per share attributable to AeroVironment—Basic	$1.16	$(0.25)
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$0.85	$(0.19)
Discontinued operations	0.29	(0.06)
Net income (loss) per share attributable to AeroVironment—Diluted	$1.14	$(0.25)
Weighted-average shares outstanding:
Basic	23,574,595	23,336,305
Diluted	24,010,303	23,336,305

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	July 28,	July 29,
	2018	2017
Net income (loss)	$27,316	$(5,882)
Other comprehensive income:
Change in foreign currency translation adjustments	(20)	—
Unrealized gain on investments, net of deferred tax expense of $51 and $4, respectively	57	2
Total comprehensive income (loss)	27,353	(5,880)
Net loss attributable to noncontrolling interest	14	23
Comprehensive income (loss) attributable to AeroVironment	$27,367	$(5,857)

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 28,	July 29,
	2018	2017
Operating activities
Net income (loss)	$27,316	$(5,882)
Gain on sale of business, net of tax	(8,843)	—
Loss from discontinued operations, net of tax	1,850	1,488
Net income (loss) from continuing operations	20,323	(4,394)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	1,746	1,406
Loss from equity method investments	602	—
Impairment of long-lived assets	—	9
Provision for doubtful accounts	(48)	209
Gains on foreign currency transactions	(2)	(106)
Deferred income taxes	(306)	(597)
Stock-based compensation	1,287	1,326
Amortization of held-to-maturity investments	(115)	474
Changes in operating assets and liabilities:
Accounts receivable	43,189	43,819
Unbilled receivables and retentions	(42,998)	6,234
Inventories	(4,819)	(10,224)
Income tax receivable	—	(3,385)
Prepaid expenses and other assets	(133)	358
Accounts payable	(9,893)	(5,504)
Other liabilities	(3,797)	(4,306)
Net cash provided by operating activities of continuing operations	5,036	25,319
Investing activities
Acquisition of property and equipment	(1,423)	(2,705)
Proceeds from sale of business	31,994	—
Redemptions of held-to-maturity investments	78,909	59,280
Purchases of held-to-maturity investments	(81,646)	(41,806)
Redemptions of available-for-sale investments	2,250	450
Net cash provided by investing activities from continuing operations	30,084	15,219
Financing activities
Principal payments of capital lease obligations	(57)	(92)
Tax withholding payment related to net settlement of equity awards	(819)	(212)
Exercise of stock options	67	1,640
Net cash (used in) provided by financing activities from continuing operations	(809)	1,336
Discontinued operations
Operating activities of discontinued operations	(6,609)	(4,037)
Investing activities of discontinued operations	(431)	(268)
Financing activities of discontinued operations	—	—
Net cash used in discontinued operations	(7,040)	(4,305)
Net increase in cash and cash equivalents	27,271	37,569
Cash and cash equivalents at beginning of period	143,517	79,904
Cash and cash equivalents at end of period	$170,788	$117,473
Supplemental disclosures of cash flow information
Cash (refunds) paid, net during the period for:
Income taxes	$(7)	$1,803
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51 and $4, respectively	$57	$2
Reclassification from share-based liability compensation to equity	$—	$384
Change in foreign currency translation adjustments	$(20)	$—
Acquisitions of property and equipment included in accounts payable	$595	$644

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 28, 2018 are not necessarily indicative of the results for the full year ending April 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2018, included in the Company’s Annual Report on Form 10-K.

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

In December 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile, Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment has been accounted for as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in “Equity method investment activity, net of tax” in the consolidated statements of operations. The carrying value of the investment in HAPSMobile was recorded in “Other assets.” Refer to Note 6—Equity Method Investments for further details.

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (“the EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company. The Company determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represents a strategic shift in the Company’s operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. Refer to Note 2—Discontinued Operations for further details.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. The Company’s adoption of ASU No. 2017-01 effective May 1, 2018 did not have a material impact on its consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations—Clarifying the definition of a business (Topic 805). This ASU clarifies the definition of a business with the objective of providing a more robust framework to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company’s adoption of ASU No. 2017-01 effective May 1, 2018 did not have a material impact on its consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). This ASU reduces the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. The Company’s adoption of ASU No. 2017-09 effective May 1, 2018 did not have a material impact on its consolidated financial statements.

In the first quarter of its fiscal 2019, the Company adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which the Company expects to be entitled in exchange for those goods or services.

Revenue for small UAS product contracts with both the U.S. government and foreign governments under the new standard will be recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer.  Revenue for Tactical Missile Systems (“TMS”) contracts will now be recognized under the new standard over time as costs are incurred. Under previous U.S. GAAP, revenue was generally recognized when deliveries of the related TMS products were made. The new standard accelerates the timing of when the revenue is recognized; however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for the Company’s Customer-Funded Research and Development (“R&D”) contracts.  The Company continues to recognize revenue for these contracts over time as costs are incurred. The adoption of Topic 606 resulted in a cumulative adjustment to decrease retained earnings by $1,084,000 at May 1, 2018 relating to both the Company’s continuing and discontinued operations. For the Company’s continuing operations, the adoption of Topic 606 resulted in a cumulative adjustment to increase retained earnings by $1,063,000 at May 1, 2018.

The Company applied the standard’s practical expedient that permits the omission of prior-period information about the Company’s remaining performance obligations, the practical expedient that permits the Company to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset the entity otherwise would have recognized is one year or less, and the practical expedient that permits the Company to not retrospectively restate contracts which were modified prior to the Company’s initial date of adoption, or May 1, 2016. Instead the Company reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price. No other practical expedients were applied.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASC Topic 606.

Performance Obligations

A performance obligation is a promise in a contract to transfer distinct goods or services to a customer, and it is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when each performance obligation under the terms of a contract is satisfied. Revenue is measured at the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services. When the standalone selling price is not directly observable, the Company uses its best estimate of the standalone selling price of each distinct good or service in the contract using the cost plus margin approach. This approach estimates the Company’s expected costs of satisfying the performance obligation and then adds an appropriate margin for that distinct good or service.

Contract modifications are routine in the performance of the Company’s contracts. In most instances, contract modifications are for additional goods and/or services that are distinct and, therefore, accounted for as new contracts.

The Company’s performance obligations are satisfied over time or at a point in time.  Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for TMS product deliveries and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Training services are recognized over time using an output method based on days of training completed.

For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s small UAS product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On July 28, 2018, the Company had approximately $157,049,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 82% of the remaining performance obligations as revenue in fiscal 2019, an additional 13% in fiscal 2020, and the balance thereafter.

The Company collects sales, value add, and other taxes concurrent with revenue producing activities, which are excluded from revenue when they are both imposed on a specific transaction and collected from a customer.

Contract Estimates

Accounting for contracts and programs primarily with a duration of less than six months involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the total expected costs to complete the contract and recognizes revenue based on the percentage of costs incurred at period end. Typically, revenue is recognized over time using costs incurred to date relative to total estimated costs at completion to measure progress toward satisfying the Company’s performance obligations. Incurred costs represent work performed, which corresponds with, and thereby best depicts, the transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

Contract estimates are based on various assumptions to project the outcome of future events that may span several years. These assumptions include labor productivity and availability, the complexity of the work to be performed, the cost and availability of materials, the performance of subcontractors, and the availability and timing of funding from the customer.

The nature of the Company’s contracts gives rise to several types of variable consideration, including penalty fees and incentive awards generally for late delivery and early delivery, respectively. The Company generally estimates such variable consideration as the most likely amount. In addition, the Company includes the estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. These estimates are based on historical award experience, anticipated performance and the Company’s best judgment at the time. Because of the certainty in estimating these amounts, they are included in the transaction price of the Company’s contracts and the associated remaining performance obligations.

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates, are recorded using a cumulative catch-up adjustment in the period identified for contracts with performance obligations recognized over time.  If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three-month periods ended July 28, 2018 and July 29, 2017. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three-month periods ended July 28, 2018 and July 29, 2017.

Revenue by Category

Revenue from products and services during the three months ended July 28, 2018 consisted of revenue derived from over 160 active contracts. The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location:

	Three Months Ended
	July 28,	July 29,
Revenue by major product line/program	2018	2017
Small UAS	$41,216	$20,061
TMS	22,766	9,565
HAPS	11,563	2,551
Other	2,498	2,184
Total revenue	$78,043	$34,361

	Three Months Ended
	July 28,	July 29,
Revenue by contract type	2018	2017
FFP	$58,003	$25,854
CPFF	19,983	8,373
T&M	57	134
Total revenue	$78,043	$34,361

Each of these contract types presents advantages and disadvantages.  Typically, the Company assumes more risk with FFP contracts.  However, these types of contracts generally offer additional profits when the Company completes the work for less than originally estimated.  CPFF contracts generally subject the Company to lower risk. Accordingly, the associated base fees are usually lower than fees on FFP contracts. Under T&M contracts, the Company’s profit may vary if actual labor hour rates vary significantly from the negotiated rates.

	Three Months Ended
	July 28,	July 29,
Revenue by customer category	2018	2017
U.S. government:	$35,908	$22,893
Non-U.S. government	42,135	11,468
Total revenue	78,043	34,361

	Three Months Ended
	July 28,	July 29,
Revenue by geographic location	2018	2017
Domestic	$35,352	$21,570
International	42,691	12,791
Total revenue	$78,043	$34,361

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in “Unbilled receivables and retentions” on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in “Customer advances” on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three-month period ended July 28, 2018 were not materially impacted by any other factors.  For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three-month periods ended July 28, 2018 and July 29, 2017 that was included in contract liability balances at the beginning of each year were $1,548,000 and $764,000, respectively.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of R&D, on a consolidated basis for the Company’s continuing operations.  Accordingly, the Company operates its business as a single reportable segment.

Investments

The Company’s investments are accounted for as held-to-maturity and available-for-sale and reported at amortized cost and fair value, respectively.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, unbilled receivables and retentions, and accounts payable approximate cost due to the short period of time to maturity.

Government Contracts

Payments to the Company on government CPFF or T&M contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency (“DCAA”). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company.

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

The Company’s revenue recognition policy calls for revenue recognized on all CPFF or T&M government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. At July 28, 2018 and April 30, 2018, the Company had $77,000 reserved for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
Income (loss) from	July 28, 2018	July 29, 2017
Continuing operations attributable to AeroVironment	$20,337	$(4,371)
Discontinued operations, net of tax	6,993	(1,488)
Net income (loss) attributable to AeroVironment	$27,330	$(5,859)
Denominator for basic earnings per share:
Weighted average common shares	23,574,595	23,336,305
Dilutive effect of employee stock options, restricted stock and restricted stock units	435,708	—
Denominator for diluted earnings per share	24,010,303	23,336,305

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 25,392 for the three months ended July 28, 2018. Due to the net loss for the three months ended July 29, 2017, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 256,011 for the three months ended July 29, 2017.

Recently Issued Accounting Standards

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other

Comprehensive Income. This ASU permits but does not require the Company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within AOCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a Side Letter Agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 which has been recorded in “Gain on sale of business, net of tax” in the consolidated statements of operations. The Company will receive additional cash consideration of $6,500,000 (the “Holdback”) upon the assignment of two of the remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of July 28, 2018.

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA has been recorded in “Other income, net” in the consolidated statements of operations.

The Company determined that the EES Business met the criteria for classification as an asset held for sale as of April 30, 2018 and represents a strategic shift in in the Company’s operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. The table below presents the statements of operations data for the EES Business.

	Three Months Ended
	July 28, 2018	July 29, 2017
Net sales	$4,256	$7,610
Cost of sales	4,278	6,510
Gross margin	(22)	1,100
Selling, general and administrative	1,453	2,044
Research and development	1,065	919
Other income, net	1	—
Loss from discontinued operations before income taxes	(2,539)	(1,863)
Benefit for income taxes	(689)	(375)
Net loss from discontinued operations	$(1,850)	$(1,488)
Gain on sale of business, net of tax expense of $2,577	8,843	—
Net income (loss) from discontinued operations	$6,993	$(1,488)

The major classes of assets and liabilities included in discontinued operations related to the EES Business are presented in the table below.

April 30,
2018
Carrying amount of assets classified as discontinued operations
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $139 at April 30, 2018	$6,889
Inventories, net	15,494
Prepaid expenses and other current assets	185
Property and equipment, net	3,100
Total current assets classified as discontinued operations	25,668
Total assets classified as discontinued operations	$25,668
Carrying amount of liabilities classified as discontinued operations
Current liabilities:
Accounts payable	$5,121
Wages and related accruals	1,946
Customer advances	1,028
Other current liabilities	1,199
Total current liabilities	9,294
Total liabilities classified as discontinued operations	$9,294

3. Investments

Investments consist of the following (in thousands):

	July 28,	April 30,
	2018	2018
Short-term investments:
Held-to-maturity securities:
Municipal securities	$14,964	$35,344
U.S. government securities	33,514	31,620
Corporate bonds	66,825	46,685
Certificates of deposit	3,000	—
Total held-to-maturity and short-term investments	$118,303	$113,649
Long-term investments:
Held-to-maturity securities:
Municipal securities	$2,031	$2,046
U.S. government securities	28,809	27,356
Corporate bonds	5,872	9,112
Total held-to-maturity investments	36,712	38,514
Available-for-sale securities:
Auction rate securities	—	2,142
Total available-for-sale investments	—	2,142
Total long-term investments	$36,712	$40,656

Held-To-Maturity Securities

As of July 28, 2018 and April 30, 2018, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, U.S. government-guaranteed agency securities, U.S. government-sponsored agency debt securities, highly rated corporate bonds, and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July  28, 2018 were as follows (in thousands):

	July 28, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$16,995	$8	$(3)	$17,000
U.S. government securities	62,323	—	(307)	62,016
Corporate bonds	72,697	1	(53)	72,645
Certificates of deposit	3,000	—	—	3,000
Total held-to-maturity investments	$155,015	$9	$(363)	$154,661

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2018 were as follows (in thousands):

	April 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$37,390	$9	$(36)	$37,363
U.S. government securities	58,976	—	(367)	58,609
Corporate bonds	55,797	2	(71)	55,728
Certificates of deposit	—	—	—	—
Total held-to-maturity investments	$152,163	$11	$(474)	$151,700

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at July  28, 2018 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$118,303	$118,120
Due after one year through five years	36,712	36,541
Total	$155,015	$154,661

Available-For-Sale Securities

Auction Rate Securities

As of April 30, 2018, the entire balance of available-for-sale auction rate securities consisted of two investment grade auction rate municipal bonds with maturities ranging from 1 to 16 years. These investments have characteristics similar to short term investments, because at predetermined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

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

As a result of the failed auctions, the fair values of these securities are estimated utilizing a discounted cash flow analysis as of April 30, 2018. The analysis considers, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the expectation of the next time the security is expected to have a successful auction.

During the three months ended July 28, 2018, the remaining investment grade auction rate municipal bonds were redeemed at par value.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the auction rate securities as of April 30, 2018, were as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value
Auction rate securities	$2,250	$—	$(108)	$2,142
Total available-for-sale investments	$2,250	$—	$(108)	$2,142

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

The Company did not have any financial assets measured at fair value on a recurring basis at July 28, 2018 as the Company’s remaining auction rate securities were redeemed during the three months ended July 28, 2018 at par value. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2018	$2,142
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	108
Settlements	(2,250)
Balance at July 28, 2018	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at July 28, 2018	$—

The auction rate securities were valued using a discounted cash flow model. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.

5. Inventories, net

Inventories consist of the following (in thousands):

	July 28,	April 30,
	2018	2018
Raw materials	$14,156	$12,020
Work in process	15,103	14,780
Finished goods	17,057	14,578
Inventories, gross	46,316	41,378
Reserve for inventory excess and obsolescence	(4,072)	(3,953)
Inventories, net	$42,244	$37,425

6. Equity Method Investments

In December 2017, the Company and SoftBank formed a joint venture, HAPSMobile.  HAPSMobile is a Japanese corporation that is 5% owned by the Company and 95% owned by SoftBank and is governed by a Joint Venture Agreement (the “JVA”).  The Company purchased its 5% stake in HAPSMobile for 210,000,000 yen ($1,860,000) effective as of December 27, 2017 and 150,000,000 yen ($1,407,000) on April 17, 2018.  Under the JVA, the Company committed to make an additional capital contribution of 209,500,000 yen (approximately $1,900,000) in or around January 2019 to maintain its 5% ownership stake. Additionally, under the JVA, the Company may purchase additional shares of HAPSMobile, at the same per share price for the purchase of its original 5% stake, to increase its ownership percentage of HAPSMobile up to 19% prior to the first flight test of the prototype aircraft produced under a design and development agreement between HAPSMobile and the Company.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted for as an equity method investment. For the three months ended July 28, 2018, the Company recorded 5% of the net loss of HAPSMobile, or $602,000, in “Equity method investment activity, net of tax” in the unaudited consolidated statement of operations.  At July 28, 2018, the carrying value of the investment in HAPSMobile was $1,388,000 and was recorded in “Other assets.”

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 28, 2018 and July 29, 2017, respectively (in thousands):

	Three Months Ended
	July 28,	July 29,
	2018	2017
Beginning balance	$2,090	$1,947
Warranty expense	611	279
Changes in estimates related to pre-existing warranties	712	—
Warranty costs settled	(275)	(602)
Ending balance	$3,138	$1,624

During the three months ended July 28, 2018, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $712,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods.

8. Intangibles

Intangibles are included in other assets on the consolidated balance sheets. The components of intangibles are as follows:

	July 28,	April 30,
	2018	2018
	(In thousands)
Licenses	$818	$818
Customer relationships	733	733
Trademarks and tradenames	28	28
Other	3	3
Intangibles, gross	1,582	1,582
Less accumulated amortization	(1,023)	(954)
Intangibles, net	$559	$628

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

9. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Foreign Currency	Accumulated Other
	Securities	Translation Adjustments	Comprehensive Loss
Balance, net of $76 of taxes, as of April 30, 2018	$(57)	$36	$(21)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—	—
Change in foreign currency translation adjustments, net of $0 taxes	—	(20)	(20)
Unrealized gains, net of $51 of taxes	57	—	57
Balance, net of $0 of taxes, as of July 28, 2018	$—	$16	$16

10. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $17,117,000 and $8,798,000 for the three months ended July 28, 2018 and July 29, 2017, respectively.

11. Long-Term Incentive Awards

During the three months ended July 28, 2018, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. As of July 28, 2018, the Company recorded $44,000 of compensation expense related to the Fiscal 2019 LTIP. At July 28, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $3,733,000.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. As of July 28, 2018, the Company recorded $490,000 of compensation expense related to the Fiscal 2018 LTIP. At July 28, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. As of July 28, 2018, the Company recorded $264,000 of compensation expense related to the Fiscal 2017 LTIP. At July 28, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,630,000.

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

12. Income Taxes

On December 22, 2017, the Tax Act was signed into law, which resulted in significant changes to the Internal Revenue Code. Changes include, but are not limited to, a corporate tax rate decrease from 35% to 21% effective for tax years beginning after December 31, 2017, repeal of the corporate alternative minimum tax, repeal of the deduction for domestic production activities, a deduction for certain Foreign Derived Intangible Income (“FDII”), and limitation on the deductibility of certain executive compensation.

In accordance with ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted.  As the Company has an April 30 fiscal year end, its U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 30.4% (8 months at 35% and 4 months at 21%), and 21% for subsequent fiscal years.  The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized and recorded a one-time deferred tax expense of approximately $3,300,000 during the fiscal year ended April 30, 2018.

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

The $3,300,000 expense for the one-time deferred tax remeasurement is a provisional estimate of the impact of the Tax Act.  In addition, for the year ending April 30, 2019 the Company has estimated that the FDII deduction will benefit the Company’s full year estimated effective tax rate by approximately 2% and that it will not have an income tax payable as a result of the one-time deemed repatriation transition tax on unrepatriated foreign earnings.  These amounts are considered provisional because they use estimates for which final tax computations or returns have not been completed and because estimated amounts may be impacted by future regulatory and accounting guidance if and when issued.

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

For the three months ended July 28, 2018, the Company recorded a provision for income taxes of $2,567,000, yielding an effective tax rate of 10.9%. For the three months ended July 29, 2017, the Company recorded a (benefit) for income taxes of $(3,221,000), yielding an effective tax rate of 42.3%. The variance from statutory rates for the three months ended July 28, 2018 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $1,150,000 resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three months ended July 29, 2017 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $1,025,000 resulting from the vesting of restricted stock awards and exercises of stock options.

13. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended July 28, 2018. As of July 28, 2018 and April 30, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

14. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company.  Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA, the Company will use its best efforts, up to a maximum net value of $76,589,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $11,563,000 and $2,551,000 for the three months ended July 28, 2018 and July 29, 2017, respectively. At July 28, 2018 and April 30, 2018, the Company had unbilled related party receivables from HAPSMobile of $9,504,000 and $3,145,000 recorded in “Unbilled receivables and retentions” on the consolidated balance sheets, respectively.  During the year ended April 30, 2018, the Company purchased a 5% stake in accordance with the JVA. Refer to Note 6—Equity Method Investments for further details.

15. Legal Settlements

In May 2018, the Company entered into a settlement agreement to dismiss its claims against MicaSense Inc. and former AeroVironment employees, Gabriel Torres, Justin McAllister, and Jeff McBride.  The terms and amount of the settlement agreement are confidential.  The proceeds of the settlement were received during the three months ended July 28, 2018 and have been recorded in “Other income, net” on the consolidated statements of operations.

16. Impact of Adoption of New Accounting Standards

During the three months ended July 28, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to the Company’s unaudited balance sheet as a result of adopting the standard was as follows:

		Effect of the
	April 30, 2018	Adoption of	April 30, 2018
	As Reported	ASC Topic 606	As Adjusted
Assets
Current assets:
Cash and cash equivalents	$143,517	$—	$143,517
Short-term investments	113,649	—	113,649
Accounts receivable, net of allowance for doubtful accounts of $1,080 at April 30, 2018	56,813	—	56,813
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $3,145 at April 30, 2018)	13,076	3,796	16,872
Inventories, net	38,640	(1,215)	37,425
Prepaid expenses and other current assets	5,103	—	5,103
Current assets of discontinued operations	28,349	(2,681)	25,668
Total current assets	399,147	(100)	399,047
Long-term investments	40,656	—	40,656
Property and equipment, net	19,219	—	19,219
Deferred income taxes	11,168	326	11,494
Other assets	2,721	281	3,002
Total assets	$472,911	$507	$473,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,340	$—	$21,340
Wages and related accruals	16,851	—	16,851
Income taxes payable	4,085	—	4,085
Customer advances	2,145	1,419	3,564
Other current liabilities	6,892	62	6,954
Current liabilities of discontinued operations	9,184	110	9,294
Total current liabilities	60,497	1,591	62,088
Deferred rent	1,536	—	1,536
Other non-current liabilities	622	—	622
Deferred tax liability	67	—	67
Liability for uncertain tax positions	49	—	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2018	—	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,908,736 at April 30, 2018	2	—	2
Additional paid-in capital	170,139	—	170,139
Accumulated other comprehensive loss	(21)	—	(21)
Retained earnings	239,997	(1,084)	238,913
Total AeroVironment stockholders’ equity	410,117	(1,084)	409,033
Noncontrolling interest	23	—	23
Total equity	410,140	(1,084)	409,056
Total liabilities and stockholders’ equity	$472,911	$507	$473,418

The table below presents the impact of adoption on the Company’s unaudited statement of operations.

	Three Months Ended	Effect of the	Three Months Ended
	July 29, 2017	Adoption of	July 29, 2017
	As Reported	ASC Topic 606	As Adjusted
Revenue:
Product sales	$24,098	$(5,318)	$18,780
Contract services (inclusive of related party revenue of $2,551 for the three months ended July 29, 2017)	12,152	3,429	15,581
	36,250	(1,889)	34,361
Cost of sales:
Product sales	18,784	(2,812)	15,972
Contract services	7,371	2,320	9,691
	26,155	(492)	25,663
Gross margin:
Product sales	5,314	(2,506)	2,808
Contract services	4,781	1,109	5,890
	10,095	(1,397)	8,698
Selling, general and administrative	11,287	—	11,287
Research and development	5,542	—	5,542
Loss from continuing operations	(6,734)	(1,397)	(8,131)
Other income (expense):
Interest income, net	512	—	512
Other (expense) income, net	4	—	4
Loss from continuing operations before income taxes	(6,218)	(1,397)	(7,615)
Benefit for income taxes	(2,831)	(390)	(3,221)
Equity method investment activity, net of tax	—	—	—
Net loss from continuing operations	(3,387)	(1,007)	$(4,394)
Discontinued operations:
Gain on sale of business, net of tax expense of $0	—	—	—
Loss from discontinued operations, net of tax	(1,079)	(409)	(1,488)
Net loss from discontinued operations	(1,079)	(409)	(1,488)
Net loss	(4,466)	(1,416)	(5,882)
Net loss attributable to noncontrolling interest	23	—	23
Net loss attributable to AeroVironment	$(4,443)	$(1,416)	$(5,859)
Net loss per share attributable to AeroVironment—Basic
Continuing operations	$(0.14)	$(0.04)	$(0.19)
Discontinued operations	(0.05)	(0.02)	(0.06)
Net loss per share attributable to AeroVironment—Basic	$(0.19)	$(0.06)	$(0.25)
Net loss per share attributable to AeroVironment—Diluted
Continuing operations	$(0.14)	$(0.04)	$(0.19)
Discontinued operations	(0.05)	(0.02)	(0.06)
Net loss per share attributable to AeroVironment—Diluted	$(0.19)	$(0.06)	$(0.25)
Weighted-average shares outstanding:
Basic	23,336,305	23,336,305	23,336,305
Diluted	23,336,305	23,336,305	23,336,305

The table below presents the impact of adoption on the Company’s unaudited statement of comprehensive loss.

	Three Months Ended	Effect of the	Three Months Ended
	July 29, 2017	Adoption of	July 29, 2017
	As Reported	ASC Topic 606	As Adjusted
Net loss	$(4,466)	$(1,416)	$(5,882)
Other comprehensive income:
Change in foreign currency translation adjustments	—	—	—
Unrealized gain on investments, net of deferred tax expense of $4	2	—	2
Total comprehensive loss	(4,464)	(1,416)	$(5,880)
Net loss attributable to noncontrolling interest	23	—	23
Comprehensive loss attributable to AeroVironment	$(4,441)	$(1,416)	$(5,857)

The table below presents the impact of adoption on the Company’s unaudited statement of cash flows.

	Three Months Ended	Effect of the	Three Months Ended
	July 29, 2017	Adoption of	July 29, 2017
	As Reported	ASC Topic 606	As Adjusted
Operating activities
Net loss	$(4,466)	$(1,416)	$(5,882)
Gain on sale of business, net of tax	—	—	—
Loss from discontinued operations, net of tax	1,079	409	1,488
Net loss from continuing operations	(3,387)	(1,007)	(4,394)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	1,406	—	1,406
Loss from equity method investments	—	—	—
Impairment of long-lived assets	9	—	9
Provision for doubtful accounts	209	—	209
Gains on foreign currency transactions	(106)	—	(106)
Deferred income taxes	(597)	—	(597)
Stock-based compensation	1,326	—	1,326
Amortization of held-to-maturity investments	474	—	474
Changes in operating assets and liabilities:
Accounts receivable	43,819	—	43,819
Unbilled receivables and retentions	3,516	2,718	6,234
Inventories	(9,713)	(511)	(10,224)
Income tax receivable	(2,969)	(416)	(3,385)
Prepaid expenses and other assets	358	—	358
Accounts payable	(5,504)	—	(5,504)
Other liabilities	(3,496)	(810)	(4,306)
Net cash provided by (used in) operating activities of continuing operations	25,345	(26)	25,319
Investing activities
Acquisition of property and equipment	(2,705)	—	(2,705)
Proceeds from sale of business	—	—	—
Redemptions of held-to-maturity investments	59,280	—	59,280
Purchases of held-to-maturity investments	(41,806)	—	(41,806)
Redemptions of available-for-sale investments	450	—	450
Net cash provided by investing activities from continuing operations	15,219	—	15,219
Financing activities
Principal payments of capital lease obligations	(92)	—	(92)
Tax withholding payment related to net settlement of equity awards	(212)	—	(212)
Exercise of stock options	1,640	—	1,640
Net cash provided by financing activities from continuing operations	1,336	—	1,336
Discontinued operations
Operating activities of discontinued operations	(4,063)	26	(4,037)
Investing activities of discontinued operations	(268)	—	(268)
Financing activities of discontinued operations	—	—	—
Net cash used in discontinued operations	(4,331)	26	(4,305)
Net increase in cash and cash equivalents	37,569	—	37,569
Cash and cash equivalents at beginning of period	79,904	—	79,904
Cash and cash equivalents at end of period	$117,473	$—	$117,473
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,803	—	$1,803
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $4	$2	—	$2
Reclassification from share-based liability compensation to equity	$384	—	$384
Change in foreign currency translation adjustments	$—	—	$—
Acquisitions of property and equipment included in accounts payable	$644	—	$644

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

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

In the first quarter of our fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.

Revenue for small unmanned aircraft systems (“UAS”) product contracts with both the U.S. government and foreign government’s under the new standard revenue will be recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer.  Revenue for Tactical Missile Systems (“TMS”) contracts will now be recognized under the new standard over time as costs are incurred. Under previous U.S. generally accepted accounting principles (U.S. GAAP), revenue was generally recognized when deliveries of the related products were made. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for our Customer-Funded Research and Development (“R&D”) contracts.  We continue to recognize revenue for these contracts over time as costs are incurred.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended July 28, 2018 and July 29, 2017, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended July 28, 2018 and July 29, 2017, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	July 28,	July 29,
	2018	2017

Gross favorable adjustments	$684	$326
Gross unfavorable adjustments	(301)	(133)
Net favorable adjustments	$383	$193

For the three months ended July 28, 2018, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on six contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on six contracts, which individually were not material.

For the three months ended July 29, 2017, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on three contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.1 million were primarily related to higher than expected costs on six contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2019 fiscal year ends on April 30, 2019 and our fiscal quarters end on July 28, 2018, October 27, 2018 and January 26, 2019, respectively.

Results of Operations

The following table sets forth our revenue and gross margin generated for the periods indicated (in thousands):

Three Months Ended July 28, 2018 Compared to Three Months Ended July 29, 2017

	Three Months Ended
	July 28,	July 29,
	2018	2017

Revenue	$78,043	$34,361
Cost of sales	45,454	25,663
Gross margin	32,589	8,698
Selling, general and administrative	11,956	11,287
Research and development	6,435	5,542
Income (loss) from operations	14,198	(8,131)
Other income (expense):
Interest income, net	906	512
Other expense, net	8,388	4
Income from continuing operations before income taxes	23,492	(7,615)
Provision (benefit) for income taxes	2,567	(3,221)
Equity method investment activity, net of tax	(602)	—
Net income from continuing operations	$20,323	$(4,394)

Revenue. Revenue for the three months ended July 28, 2018 was $78.0 million, as compared to $34.4 million for the three months ended July 29, 2017, representing an increase of $43.6 million, or 127%. The increase in revenue was due an increase in product deliveries of $36.5 million and an increase in service revenue of $7.1 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS and an increase in product deliveries of tactical missile systems. During the quarter, we continued to experience expansion in small UAS product deliveries to international customers. The increase in service revenue was primarily due to an increase in customer-funded R&D primarily associated with the HAPSMobile design and development agreement (“DDA”), partially offset by decreases in customer-funded R&D for TMS and TMS variant programs and decreases in sustainment activities in support of small UAS.

Cost of Sales. Cost of sales for the three months ended July 28, 2018 was $45.5 million, as compared to $25.7 million for the three months ended July 29, 2017, representing an increase of $19.8 million, or 77%. The increase in cost of sales was a result of an increase in product cost of sales of $13.8 million and an increase in service costs of sales of $6.0 million. The increase in product costs was primarily due to the increase in product deliveries. The increase in service costs of sales was primarily due to the increase in service revenue. As a percentage of revenue, cost of sales decreased from 75% to 58%, primarily due to an increase in sales volume, which resulted in an decrease in the per unit fixed manufacturing and engineering overhead support cost, and an increase in the proportion of product deliveries to total revenue.

Gross Margin. Gross margin for the three months ended July 28, 2018 was $32.6 million, as compared to $8.7 million for the three months ended July 29, 2017, representing an increase of $23.9 million, or 275%. The increase in gross margin was primarily due to  an increase in product margin of $22.7 million and an increase in service margin of $1.2 million. The increase in product margin was primarily due to an increase in product deliveries. The increase in services margin was primarily due to an increase in service revenue. As a percentage of revenue, gross margin increased from 25% to 42%, primarily due to an increase in sales volume, which resulted in an decrease in the per unit fixed manufacturing and engineering overhead support cost, and an increase in the proportion of product deliveries to total revenue.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended July 28, 2018 was $12.0 million, or 15% of revenue, compared to SG&A expense of $11.3 million, or 33% of revenue, for the three months ended July 29, 2017. The increase in SG&A expense was primarily due to an increase in a number of miscellaneous expenses that were not individually significant, partially offset by a decrease in litigation-related expenses.

Research and Development. R&D expense for the three months ended July 28, 2018 was $6.4 million, or 8% of revenue, compared to R&D expense of $5.5 million, or 16% of revenue, for the three months ended July 29, 2017.  R&D expense increased by $0.9 million, or 16%, for the three months ended July 28, 2018, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended July 28, 2018 was $0.9 million compared to interest income, net of $0.5 million for the three months ended July 29, 2017. The increase in interest income was primarily due to an increase in the interest rates earned on our investment portfolio.

Other Income, net.  Other income, net, for the three months ended July 28, 2018 was $8.4 million compared to other income, net of $4,000 for the three months ended July 29, 2017. The increase in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with the buyer of our former efficient energy systems business segment (“EES Business”).

Provision (Benefit) for Income Taxes. Our effective income tax rate was 10.9% for the three months ended July 28, 2018, as compared to 42.3% for the three months ended July 29, 2017.  The decrease in effective income tax rate was primarily due to the reduction in the fiscal 2019 federal statutory rate from 35% to 21% resulting from the Tax Cuts and Jobs Act of 2017.

Equity Method Investment Activity, net of tax.  Equity method investment activity, net of tax for the three months ended July 28, 2018 was a loss of $0.6 million compared to no equity method investment activity, net of tax activity for the three months ended July 29, 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

We define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of July 28, 2018, our funded backlog was approximately $157.0 million.

In addition to our funded backlog, we also had unfunded backlog of $47.2 million as of July 28, 2018.  Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to five companies in 2012, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products, enhancing existing products and marketing to stimulate acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense and commercial industries and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. To the extent that existing cash, cash equivalents, and cash from operations are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. We may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

Cash Flows

The following table provides our cash flow data for the three months ended July 28, 2018 and July 29, 2017 (in thousands):

	Three Months Ended
	July 28,	July 29,
	2018	2017
	(Unaudited)
Net cash provided by operating activities	$5,036	$25,319
Net cash provided by investing activities	$30,084	$15,219
Net cash (used in) provided by financing activities	$(809)	$1,336

Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended July 28, 2018 decreased by $20.3 million to $5.0 million, compared to net cash provided by operating activities of $25.3 million for the three months ended July 29, 2017. The decrease in net cash provided by operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $45.4 million, largely resulting from increases in unbilled receivables and retentions primarily due to the timing of revenue recognition and billings, partially offset by an increase in net income from continuing operations of $24.7  million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $14.9 million to $30.1 million for the three months ended July 28, 2018, compared to net cash provided by investing activities of $15.2 million for the three months ended July 29, 2017. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of our EES Business of $32.0 million and an increase in redemptions of available-for-sale investments of $1.8 million, partially offset by a decrease in net redemptions and purchases of investments of $20.2 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $2.1 million to $0.8 million for the three months ended July 28, 2018, compared to net cash provided by financing activities of $1.3 million for the three months ended July 29, 2017. The increase in cash used in financing activities was primarily due to a decrease in cash provided from the exercise of employee stock options of $1.6 million.

Contractual Obligations

During the three months ended July 28, 2018, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Off-Balance Sheet Arrangements

As of July 28, 2018, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended July 28, 2018.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date and do not expect to incur significant foreign exchange gains or losses in the future. We occasionally engage in forward contracts in foreign currencies to limit our exposure on non-U.S. dollar transactions.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures,  as of July 28, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 28, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 28, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Nawabi was subsequently dismissed as an individual defendant for the racial discrimination and wrongful terminations claims.  On August 2, 2018, the defendants filed their answer to the complaint and a demurrer seeking dismissal of the whistle blower retaliation claim against Mr. Nawabi. Mr. Anderson is seeking special damages, general damages, punitive damages, attorneys’ fees and other relief the court deems just and proper.  We believe the complaint contains legal claims that are without merit and will defend ourselves vigorously.

We are subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three months ended July 28, 2018. As of July 28, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1(3)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018.
10.2	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)

The representations and warranties contained in the Asset Purchase Agreement were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts and are qualified by information in disclosure schedules that the parties exchanged in connection with the signing of the Asset Purchase Agreement. Moreover, the representations and warranties were made only as of the date of execution of the Asset Purchase Agreement and information concerning the subject matter of the representations and warranties may change after the date of the Asset Purchase Agreement. Only parties to the Asset Purchase Agreement have a right to enforce the agreement. Accordingly, security holders should not rely on the representations and warranties in the Asset Purchase Agreement.

All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.

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

Date: September 5, 2018		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)