Form 10-Q
period 2018-10-27
AeroVironment Inc
filed 2018-11-30
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 27, 2018

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-33261

AEROVIRONMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

900 Innovators Way
Simi Valley, California	93065
(Address of principal executive offices)	(Zip Code)

(805)  520-8350

(Registrant’s telephone number, including area code)

800 Royal Oaks Drive, Suite 210

Monrovia, California 91016

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 21, 2018, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,928,373.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 27,	April 30,
	2018	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$151,255	$143,517
Short-term investments	138,536	113,649
Accounts receivable, net of allowance for doubtful accounts of $1,054 at October 27, 2018 and $1,080 at April 30, 2018	34,639	56,813
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $7,764 at October 27, 2018 and $3,145 at April 30, 2018)	45,654	16,872
Inventories, net	46,096	37,425
Prepaid expenses and other current assets	5,732	5,103
Current assets of discontinued operations	—	25,668
Total current assets	421,912	399,047
Long-term investments	30,459	40,656
Property and equipment, net	20,460	19,219
Deferred income taxes	12,108	11,494
Other assets	1,628	3,002
Total assets	$486,567	$473,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,149	$21,340
Wages and related accruals	11,071	16,851
Income taxes payable	4,851	4,085
Customer advances	2,449	3,564
Other current liabilities	6,971	6,954
Current liabilities of discontinued operations	—	9,294
Total current liabilities	39,491	62,088
Deferred rent	1,478	1,536
Other non-current liabilities	1,306	622
Deferred tax liability	67	67
Liability for uncertain tax positions	49	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 27, 2018 and April 30, 2018	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,928,373 shares at October 27, 2018 and 23,908,736 at April 30, 2018	2	2
Additional paid-in capital	171,867	170,139
Accumulated other comprehensive income (loss)	5	(21)
Retained earnings	272,300	238,913
Total AeroVironment stockholders’ equity	444,174	409,033
Noncontrolling interest	2	23
Total equity	444,176	409,056
Total liabilities and stockholders’ equity	$486,567	$473,418

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2018	2017	2018	2017
Revenue:
Product sales	$47,056	$48,420	$102,369	$67,200
Contract services (inclusive of related party revenue of $12,832 and $7,071 for the three months ended October 27, 2018 and October 28, 2017, respectively; and inclusive of related party revenue of $24,395 and $9,622 for the six months ended October 27, 2018 and October 28, 2017, respectively)	25,923	17,381	48,653	32,962
	72,979	65,801	151,022	100,162
Cost of sales:
Product sales	26,567	25,196	56,378	41,168
Contract services	18,013	10,462	33,656	20,153
	44,580	35,658	90,034	61,321
Gross margin:
Product sales	20,489	23,224	45,991	26,032
Contract services	7,910	6,919	14,997	12,809
	28,399	30,143	60,988	38,841
Selling, general and administrative	13,646	12,768	25,602	24,055
Research and development	8,109	6,844	14,544	12,386
Income from continuing operations	6,644	10,531	20,842	2,400
Other income:
Interest income, net	1,068	432	1,974	944
Other income (expense), net	1,291	(55)	9,679	(51)
Income from continuing operations before income taxes	9,003	10,908	32,495	3,293
Provision for income taxes	1,211	3,358	3,778	137
Equity method investment activity, net of tax	(752)	—	(1,354)	—
Net income from continuing operations	7,040	7,550	27,363	3,156
Discontinued operations:
(Loss) gain on sale of business, net of tax (benefit) expense of $(114) and $2,463 for the three and six months ended October 27, 2018, respectively	(391)	—	8,452	—
Loss from discontinued operations, net of tax	(599)	(33)	(2,449)	(1,521)
Net (loss) income from discontinued operations	(990)	(33)	6,003	(1,521)
Net income	6,050	7,517	33,366	1,635
Net loss attributable to noncontrolling interest	7	206	21	229
Net income attributable to AeroVironment	$6,057	$7,723	$33,387	$1,864
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$0.30	$0.33	$1.16	$0.14
Discontinued operations	(0.04)	—	0.25	(0.06)
Net income per share attributable to AeroVironment—Basic	$0.26	$0.33	$1.41	$0.08
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$0.29	$0.32	$1.14	$0.14
Discontinued operations	(0.04)	—	0.25	(0.06)
Net income per share attributable to AeroVironment—Diluted	$0.25	$0.32	$1.39	$0.08
Weighted-average shares outstanding:
Basic	23,667,400	23,477,914	23,621,720	23,407,500
Diluted	24,098,833	23,832,959	24,059,394	23,715,997

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2018	2017	2018	2017
Net income	$6,050	$7,517	$33,366	$1,635
Other comprehensive income:
Change in foreign currency translation adjustments	(11)	—	(31)	—
Unrealized gain on investments, net of deferred tax expense of $0 and $17 for the three months ended October 27, 2018 and October 28, 2017, respectively; and net of deferred tax expense of $51 and $19 for the six months ended October 27, 2018 and October 28, 2017, respectively	—	26	57	29
Total comprehensive income	6,039	$7,543	33,392	1,664
Net loss attributable to noncontrolling interest	7	206	21	229
Comprehensive income attributable to AeroVironment	$6,046	$7,749	$33,413	$1,893

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 27,	October 28,
	2018	2017
Operating activities
Net income	$33,366	$1,635
Gain on sale of business, net of tax	(8,452)	—
Loss from discontinued operations, net of tax	2,449	1,521
Net income from continuing operations	27,363	3,156
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	3,584	2,784
Loss from equity method investment	1,354	—
Impairment of long-lived assets	—	255
Provision for doubtful accounts	(27)	935
Impairment of intangible assets and goodwill	—	1,021
Gains on foreign currency transactions	(13)	(108)
Deferred income taxes	(614)	(1,094)
Stock-based compensation	2,517	2,535
Loss on disposition of property and equipment	—	15
Amortization of held-to-maturity investments	(459)	897
Changes in operating assets and liabilities:
Accounts receivable	22,261	39,861
Unbilled receivables and retentions	(28,782)	600
Inventories	(8,671)	(13,772)
Income tax receivable	—	(307)
Prepaid expenses and other assets	(831)	413
Accounts payable	(8,841)	(2,972)
Other liabilities	(6,184)	(4,225)
Net cash provided by operating activities of continuing operations	2,657	29,994
Investing activities
Acquisition of property and equipment	(4,135)	(5,455)
Proceeds from sale of business	31,994	—
Redemptions of held-to-maturity investments	153,029	105,758
Purchases of held-to-maturity investments	(169,402)	(88,763)
Redemptions of available-for-sale investments	2,250	450
Net cash provided by investing activities from continuing operations	13,736	11,990
Financing activities
Principal payments of capital lease obligations	(111)	(173)
Tax withholding payment related to net settlement of equity awards	(975)	(313)
Exercise of stock options	71	2,164
Net cash (used in) provided by financing activities from continuing operations	(1,015)	1,678
Discontinued operations
Operating activities of discontinued operations	(7,188)	(5,875)
Investing activities of discontinued operations	(452)	(582)
Financing activities of discontinued operations	—	—
Net cash used in discontinued operations	(7,640)	(6,457)
Net increase in cash and cash equivalents	7,738	37,205
Cash and cash equivalents at beginning of period	143,517	79,904
Cash and cash equivalents at end of period	$151,255	$117,109
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$5,270	$1,803
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51 and $19, respectively	$57	$29
Reclassification from share-based liability compensation to equity	$—	$384
Change in foreign currency translation adjustments	$(31)	$—
Acquisitions of property and equipment included in accounts payable	$753	$888

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 27, 2018 are not necessarily indicative of the results for the full year ending April 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2018, included in the Company’s Annual Report on Form 10-K.

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

On October 27, 2018, the Company had approximately $163,852,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 77% of the remaining performance obligations as revenue in fiscal 2019, an additional 17% in fiscal 2020, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or six month periods ended October 27, 2018 and October 28, 2017. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three and six month periods ended October 27, 2018 and October 28, 2017.

Revenue by Category

Revenue from products and services during the six months ended October 27, 2018 consisted of revenue derived from over 230 active contracts. The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
Revenue by major product line/program	2018	2017	2018	2017
Small UAS	$42,199	$47,021	$83,415	$67,082
TMS	15,019	9,366	37,785	18,931
HAPS	12,832	7,071	24,395	9,622
Other	2,929	2,343	5,427	4,527
Total revenue	$72,979	$65,801	$151,022	$100,162

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
Revenue by contract type	2018	2017	2018	2017
FFP	$50,054	$56,761	$108,057	$82,615
CPFF	22,870	8,948	42,853	17,321
T&M	55	92	112	226
Total revenue	$72,979	$65,801	$151,022	$100,162

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

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
Revenue by customer category	2018	2017	2018	2017
U.S. government:	$46,941	$40,578	$82,849	$63,471
Non-U.S. government	26,038	25,223	68,173	36,691
Total revenue	$72,979	$65,801	$151,022	$100,162

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
Revenue by geographic location	2018	2017	2018	2017
Domestic	$46,726	$39,170	$82,078	$60,740
International	26,253	26,631	68,944	39,422
Total revenue	$72,979	$65,801	$151,022	$100,162

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in “Unbilled receivables and retentions” on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in “Customer advances” on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the six-month period ended October 27, 2018 were not materially impacted by any other factors.  For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended October 27, 2018 and October 28, 2017 that was included in contract liability balances at the beginning of each year were $6,000 and $0, respectively; and revenue recognized for the six month periods ended October 27, 2018 and October 28, 2017 that was included in contract liability balances at the beginning of each year were $1,554,000 and $764,000, respectively.

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

Investments

The Company’s investments are accounted for as held-to-maturity and reported at amortized cost and fair value,

respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all CPFF or T&M government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. At October 27, 2018 and April 30, 2018, the Company had $179,000 and $77,000 reserved for incurred cost claim audits, respectively.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
Income (loss) from	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Continuing operations attributable to AeroVironment	$7,047	$7,756	$27,384	$3,385
Discontinued operations, net of tax	(990)	(33)	6,003	(1,521)
Net income attributable to AeroVironment	$6,057	$7,723	$33,387	$1,864
Denominator for basic earnings per share:
Weighted average common shares	23,667,400	23,477,914	23,621,720	23,407,500
Dilutive effect of employee stock options, restricted stock and restricted stock units	431,433	355,045	437,674	308,497
Denominator for diluted earnings per share	24,098,833	23,832,959	24,059,394	23,715,997

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 598 and 7,130 for the three and six months ended October 27, 2018, respectively. There were no potentially dilutive shares for the three months ended October 27, 2018. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been antidilutive were 14,820 for the six months ended October 28, 2017, respectively.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases with terms of 12 months or more. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company plans to adopt Topic 842 using the required modified retrospective approach with the election to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. The Company currently does not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being the Company’s various property leases. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a Side Letter Agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 which has been recorded in “Gain on sale of business, net of tax” in the consolidated statements of operations. During the three-months ended October 27, 2018, the Company recorded a reduction to the gain resulting from a working capital adjustment of $504,000. In addition, the Company is in the process of submitting a Webasto working capital dispute in the amount of $1,085,000 to an independent accounting firm for resolution pursuant to the terms of the Purchase Agreement.  No amounts have been recorded in the consolidated financial statements related to the additional working capital dispute as Company has assessed the likelihood of a loss to be less than probable.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of October 27, 2018. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

During the three months ended October 27, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration that named certain of the Company’s EES products as subject to the recall. The Company is continuing to assess the facts giving rise to the recall. Under the terms of the Purchase Agreement, the Company may be responsible for certain costs of such recall of named products the Company manufactured, sold or serviced prior to the closing of the sale of the EES Business.

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA income of $1,221,000 and $1,620,000 has been recorded in “Other income, net” in the consolidated statements of operations for three and six months ended October 27, 2018, respectively.

The Company determined that the EES Business met the criteria for classification as an asset held for sale as of April 30, 2018 and represents a strategic shift in in the Company’s operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. The table below presents the statements of operations data for the EES Business (in thousands).

	Three Months Ended		Six Months Ended
	October 27, 2018	October 28, 2017	October 27, 2018	October 28, 2017
Net sales	$—	$9,965	$4,256	$17,575
Cost of sales	748	8,293	5,026	14,803
Gross margin	(748)	1,672	(770)	2,772
Selling, general and administrative	50	1,696	1,503	3,740
Research and development	(25)	429	1,040	1,348
Other income, net	—	—	1	—
Loss from discontinued operations before income taxes	(773)	(453)	(3,312)	(2,316)
Benefit for income taxes	(174)	(420)	(863)	(795)
Net loss from discontinued operations	$(599)	$(33)	$(2,449)	$(1,521)
(Loss) gain on sale of business, net of tax (benefit) expense of $(114) and $2,463 for the three and six months ended October 27, 2018, respectively	(391)	—	8,452	—
Net income (loss) from discontinued operations	$(990)	$(33)	$6,003	$(1,521)

The major classes of assets and liabilities included in discontinued operations related to the EES Business are presented in the table below (in thousands).

April 30,
2018
Carrying amount of assets classified as discontinued operations
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $139 at April 30, 2018	$6,889
Inventories, net	15,494
Prepaid expenses and other current assets	185
Property and equipment, net	3,100
Total current assets classified as discontinued operations	25,668
Total assets classified as discontinued operations	$25,668
Carrying amount of liabilities classified as discontinued operations
Current liabilities:
Accounts payable	$5,121
Wages and related accruals	1,946
Customer advances	1,028
Other current liabilities	1,199
Total current liabilities	9,294
Total liabilities classified as discontinued operations	$9,294

3. Investments

Investments consist of the following (in thousands):

	October 27,	April 30,
	2018	2018
Short-term investments:
Held-to-maturity securities:
Municipal securities	$14,326	$35,344
U.S. government securities	36,948	31,620
Corporate bonds	82,262	46,685
Certificates of deposit	5,000	—
Total held-to-maturity and short-term investments	$138,536	$113,649
Long-term investments:
Held-to-maturity securities:
Municipal securities	$993	$2,046
U.S. government securities	26,746	27,356
Corporate bonds	2,720	9,112
Total held-to-maturity investments	30,459	38,514
Available-for-sale securities:
Auction rate securities	—	2,142
Total available-for-sale investments	—	2,142
Total long-term investments	$30,459	$40,656

Held-To-Maturity Securities

As of October 27, 2018 and April 30, 2018, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, U.S. government-guaranteed agency securities, U.S. government-sponsored agency debt securities, highly rated corporate bonds, and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 27, 2018 were as follows (in thousands):

	October 27, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$15,319	$—	$(12)	$15,307
U.S. government securities	63,694	3	(271)	63,426
Corporate bonds	84,982	2	(76)	84,908
Certificates of deposit	5,000	—	—	5,000
Total held-to-maturity investments	$168,995	$5	$(359)	$168,641

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2018 were as follows (in thousands):

	April 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$37,390	$9	$(36)	$37,363
U.S. government securities	58,976	—	(367)	58,609
Corporate bonds	55,797	2	(71)	55,728
Certificates of deposit	—	—	—	—
Total held-to-maturity investments	$152,163	$11	$(474)	$151,700

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at October 27, 2018 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$138,536	$138,270
Due after one year through five years	30,459	30,371
Total	$168,995	$168,641

Available-For-Sale Securities

Auction Rate Securities

As of April 30, 2018, the balance of available-for-sale auction rate securities consisted of two investment grade auction rate municipal bonds with maturities ranging from 1 to 16 years. These investments have characteristics similar to short term investments, because at predetermined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses to roll over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

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

The Company did not have any financial assets measured at fair value on a recurring basis at October 27, 2018 as the Company’s remaining auction rate securities were redeemed during the three months ended July 28, 2018 at par value. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2018	$2,142
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	108
Settlements	(2,250)
Balance at October 27, 2018	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at October 27, 2018	$—

The auction rate securities were valued using a discounted cash flow model. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.

5. Inventories, net

Inventories consist of the following (in thousands):

	October 27,	April 30,
	2018	2018
Raw materials	$14,271	$12,020
Work in process	12,311	14,780
Finished goods	24,241	14,578
Inventories, gross	50,823	41,378
Reserve for inventory excess and obsolescence	(4,727)	(3,953)
Inventories, net	$46,096	$37,425

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

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted for as an equity method investment. For the three and six months ended October 27, 2018, the Company recorded 5% of the net loss of HAPSMobile, or $752,000 and $1,354,000, respectively, in “Equity method investment activity, net of tax” in the unaudited consolidated statement of operations.  At October 27, 2018, the carrying value of the investment in HAPSMobile was $625,000 and was recorded in “Other assets.”

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October 27, 2018 and October 28, 2017, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 27,	October 28,	October 27,	October 28,
	2018	2017	2018	2017
Beginning balance	$3,138	$1,624	$2,090	$1,947
Warranty expense	(249)	632	361	911
Changes in estimates related to pre-existing warranties	(219)	—	493	—
Warranty costs settled	(239)	(326)	(513)	(928)
Ending balance	$2,431	$1,930	$2,431	$1,930

During the six months ended October 27, 2018, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $519,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At October 27, 2018, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $493,000. As of October 27, 2018 a total of $26,000 of costs related to this warranty have been incurred.

8. Intangibles

Intangibles are included in other assets on the consolidated balance sheets. The components of intangibles are as follows:

	October 27,	April 30,
	2018	2018
	(In thousands)
Licenses	$1,006	$818
Customer relationships	733	733
Trademarks and tradenames	28	28
Other	3	3
Intangibles, gross	1,770	1,582
Less accumulated amortization	(1,104)	(954)
Intangibles, net	$666	$628

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

9. Accumulated Other Comprehensive Income (Loss) and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Available-for-Sale	Foreign Currency	Accumulated Other
	Securities	Translation Adjustments	Comprehensive Income (Loss)
Balance, net of $76 of taxes, as of April 30, 2018	$(57)	$36	$(21)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—	—
Change in foreign currency translation adjustments, net of $0 taxes	—	(31)	(31)
Unrealized gains, net of $51 of taxes	57	—	57
Balance, net of $0 of taxes, as of October 27, 2018	$—	$5	$5

10. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $18,790,000 and $35,907,000 for the three and six months ended October 27, 2018, respectively. Revenue from customer-funded R&D was approximately $11,864,000 and $20,662,000 for the three and six months ended October 28, 2017, respectively.

11. Long-Term Incentive Awards

During the three months ended July 28, 2018, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. As of October 27, 2018, the Company recorded $255,000 of compensation expense related to the Fiscal 2019 LTIP. At October 27, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $3,733,000.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP  consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. As of October 27, 2018, the Company recorded $603,000 of compensation expense related to the Fiscal 2018 LTIP. At October 27, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. As of October 27, 2018, the Company recorded $289,000 of compensation expense related to the Fiscal 2017 LTIP. At October 27, 2018, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,630,000.

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

For the three and six months ended October 27, 2018, the Company recorded a provision for income taxes of $1,211,000 and $3,778,000, respectively, yielding effective tax rates of 13.5% and 11.6%, respectively.  For the three and six months ended October 28, 2017, the Company recorded a provision for income taxes of $3,358,000 and $137,000, respectively, yielding effective tax rates of 30.8% and 4.2%, respectively. The variance from statutory rates for the three and six months ended October 27, 2018 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $357,000 and $1,507,000, respectively, resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and six months ended October 28, 2017 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $376,000 and $1,401,000 resulting from the vesting of restricted stock awards and exercises of stock options.

13. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and six months ended October 27, 2018. As of October 27, 2018 and April 30, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

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

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $12,832,000 and $24,395,000 for the three and six months ended October 27, 2018, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $7,071,000 and $9,622,000 for the three and six months ended October 28, 2017, respectively. At October 27, 2018 and April 30, 2018, the Company had unbilled related party receivables from HAPSMobile of $7,764,000 and $3,145,000 recorded in “Unbilled receivables and retentions” on the consolidated balance sheets, respectively.  During the year ended April 30, 2018, the Company purchased a 5% stake in accordance with the JVA. Refer to Note 6—Equity Method Investments for further details.

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

16. Impact of Adoption of New Accounting Standards

During the three months ended July 28, 2018, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to the Company’s unaudited balance sheet as a result of adopting the standard was as follows (in thousands):

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

The tables below presents the impact of adoption on the Company’s unaudited statement of operations for the three and six months ended October 27, 2018 (in thousands except share and per share data).

	Three Months Ended	Effect of the	Three Months Ended
	October 28, 2017	Adoption of	October 28, 2017
	As Reported	ASC Topic 606	As Adjusted
Revenue:
Product sales	$43,675	$4,745	$48,420
Contract services (inclusive of related party revenue of $7,071 for the three months ended October 28, 2017, respectively)	20,313	(2,932)	17,381
	63,988	1,813	65,801
Cost of sales:
Product sales	23,194	2,002	25,196
Contract services	12,101	(1,639)	10,462
	35,295	363	35,658
Gross margin:
Product sales	20,481	2,743	23,224
Contract services	8,212	(1,293)	6,919
	28,693	1,450	30,143
Selling, general and administrative	12,768	—	12,768
Research and development	6,844	—	6,844
Income from continuing operations	9,081	1,450	10,531
Other income (expense):
Interest income, net	432	—	432
Other (expense), net	(55)	—	(55)
Income from continuing operations before income taxes	9,458	1,450	10,908
Provision for income taxes	2,975	383	3,358
Equity method investment activity, net of tax	—	—	—
Net income from continuing operations	6,483	1,067	$7,550
Discontinued operations:
Gain on sale of business, net of tax expense of $0 for the three months ended October 28, 2017	—	—	—
Income (Loss) from discontinued operations, net of tax	329	(362)	(33)
Net income (loss) from discontinued operations	329	(362)	(33)
Net income	6,812	705	7,517
Net loss attributable to noncontrolling interest	206	—	206
Net income attributable to AeroVironment	$7,018	$705	$7,723
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$0.29	$0.05	$0.33
Discontinued operations	0.01	(0.02)	—
Net income per share attributable to AeroVironment—Basic	$0.30	$0.03	$0.33
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$0.28	$0.05	$0.32
Discontinued operations	0.01	(0.02)	—
Net income per share attributable to AeroVironment—Diluted	$0.29	$0.03	$0.32
Weighted-average shares outstanding:
Basic	23,477,914	23,477,914	23,477,914
Diluted	23,832,959	23,832,959	23,832,959

	Six Months Ended	Effect of the	Six Months Ended
	October 28, 2017	Adoption of	October 28, 2017
	As Reported	ASC Topic 606	As Adjusted
Revenue:
Product sales	$67,773	$(573)	$67,200
Contract services (inclusive of related party revenue of $9,622 for the six months ended October 28, 2017, respectively)	32,465	497	32,962
	100,238	(76)	100,162
Cost of sales:
Product sales	41,978	(810)	41,168
Contract services	19,472	681	20,153
	61,450	(129)	61,321
Gross margin:
Product sales	25,795	237	26,032
Contract services	12,993	(184)	12,809
	38,788	53	38,841
Selling, general and administrative	24,055	—	24,055
Research and development	12,386	—	12,386
Income from continuing operations	2,347	53	2,400
Other income (expense):
Interest income, net	944	—	944
Other expense, net	(51)	—	(51)
Income from continuing operations before income taxes	3,240	53	3,293
Provision (benefit) for income taxes	144	(7)	137
Equity method investment activity, net of tax	—	—	—
Net income from continuing operations	3,096	60	$3,156
Discontinued operations:
Gain on sale of business, net of tax expense of $0 for the six months ended October 28, 2017	—	—	—
Loss from discontinued operations, net of tax	(750)	(771)	(1,521)
Net loss from discontinued operations	(750)	(771)	(1,521)
Net income (loss)	2,346	(711)	1,635
Net loss attributable to noncontrolling interest	229	—	229
Net income (loss) attributable to AeroVironment	$2,575	$(711)	$1,864
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$0.14	$0.00	$0.14
Discontinued operations	(0.03)	(0.03)	(0.06)
Net income (loss) per share attributable to AeroVironment—Basic	$0.11	$(0.03)	$0.08
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$0.14	$0.00	$0.14
Discontinued operations	(0.03)	(0.03)	(0.06)
Net income (loss) per share attributable to AeroVironment—Diluted	$0.11	$(0.03)	$0.08
Weighted-average shares outstanding:
Basic	23,407,500	23,407,500	23,407,500
Diluted	23,715,997	23,715,997	23,715,997

The tables below presents the impact of adoption on the Company’s unaudited statement of comprehensive loss for the three and six months October 28, 2017 (in thousands).

	Three Months Ended	Effect of the	Three Months Ended
	October 28, 2017	Adoption of	October 28, 2017
	As Reported	ASC Topic 606	As Adjusted
Net income	$6,812	$705	$7,517
Other comprehensive income:
Change in foreign currency translation adjustments	—	—	—
Unrealized gain on investments, net of deferred tax expense of $17 for the three months ended October 28, 2017, respectively	26	—	26
Total comprehensive income	6,838	705	$7,543
Net loss attributable to noncontrolling interest	206	—	206
Comprehensive income attributable to AeroVironment	$7,044	$705	$7,749

	Six Months Ended	Effect of the	Six Months Ended
	October 28, 2017	Adoption of	October 28, 2017
	As Reported	ASC Topic 606	As Adjusted
Net income	$2,346	$(711)	$1,635
Other comprehensive income:
Change in foreign currency translation adjustments	—	—	—
Unrealized gain on investments, net of deferred tax expense of $19 for the six months ended October 28, 2017, respectively	29	—	29
Total comprehensive income	2,375	(711)	$1,664
Net loss attributable to noncontrolling interest	229	—	229
Comprehensive income attributable to AeroVironment	$2,604	$(711)	$1,893

The table below presents the impact of adoption on the Company’s unaudited statement of cash flows (in thousands).

	Six Months Ended	Effect of the	Six Months Ended
	October 28, 2017	Adoption of	October 28, 2017
	As Reported	ASC Topic 606	As Adjusted
Operating activities
Net income	$2,346	$(711)	$1,635
Gain on sale of business, net of tax	—	—	—
Loss from discontinued operations, net of tax	750	771	1,521
Net income from continuing operations	3,096	60	3,156
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	2,784	—	2,784
Loss from equity method investments	—	—	—
Impairment of long-lived assets	255	—	255
Provision for doubtful accounts	935	—	935
Impairment of intangible assets and goodwill	1,021	—	1,021
Gains on foreign currency transactions	(108)	—	(108)
Deferred income taxes	(1,094)	—	(1,094)
Stock-based compensation	2,535	—	2,535
Loss on disposition of property and equipment	15	—	15
Amortization of held-to-maturity investments	897	—	897
Changes in operating assets and liabilities:
Accounts receivable	39,861	—	39,861
Unbilled receivables and retentions	625	(25)	600
Inventories	(13,621)	(151)	(13,772)
Income tax receivable	—	(307)	(307)
Prepaid expenses and other assets	413	—	413
Accounts payable	(2,972)	—	(2,972)
Other liabilities	(4,348)	123	(4,225)
Net cash provided by (used in) operating activities of continuing operations	30,294	(300)	29,994
Investing activities
Acquisition of property and equipment	(5,455)	—	(5,455)
Proceeds from sale of business	—	—	—
Redemptions of held-to-maturity investments	105,758	—	105,758
Purchases of held-to-maturity investments	(88,763)	—	(88,763)
Redemptions of available-for-sale investments	450	—	450
Net cash provided by investing activities from continuing operations	11,990	—	11,990
Financing activities
Principal payments of capital lease obligations	(173)	—	(173)
Tax withholding payment related to net settlement of equity awards	(313)	—	(313)
Exercise of stock options	2,164	—	2,164
Net cash provided by financing activities from continuing operations	1,678	—	1,678
Discontinued operations
Operating activities of discontinued operations	(6,175)	300	(5,875)
Investing activities of discontinued operations	(582)	—	(582)
Financing activities of discontinued operations	—	—	—
Net cash used in discontinued operations	(6,757)	300	(6,457)
Net increase in cash and cash equivalents	37,205	—	37,205
Cash and cash equivalents at beginning of period	79,904	—	79,904
Cash and cash equivalents at end of period	$117,109	$—	$117,109
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,803	—	$1,803
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $19	$29	—	$29
Reclassification from share-based liability compensation to equity	$384	—	$384
Change in foreign currency translation adjustments	$—	—	$—
Acquisitions of property and equipment included in accounts payable	$888	—	$888

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October 27, 2018 and October 28, 2017, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended October 27, 2018 and October 28, 2017, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 27,	October 28,
	2018	2017

Gross favorable adjustments	$358	$2,042
Gross unfavorable adjustments	(324)	(1,686)
Net favorable adjustments	$34	$356

For the three months ended October 27, 2018, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on 16 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 24 contracts, which individually were not material.

For the three months ended October 28, 2017, favorable cumulative catch-up adjustments of $2.0 million were primarily due to final cost adjustments on three contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on five contracts, which individually were not material.

For the six months ended October 28, 2017 and October 28, 2017, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Six Months Ended
	October 27,	October 28,
	2018	2017

Gross favorable adjustments	$622	$724
Gross unfavorable adjustments	(465)	(1,498)
Net favorable adjustments	$157	$(774)

For the six months ended October 27, 2018, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.5 million were primarily related to higher than expected costs on 18 contracts, which individually were not material.

For the six months ended October 28, 2017, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on seven contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.5 million were primarily related to higher than expected costs on six contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2019 fiscal year ends on April 30, 2019 and our fiscal quarters end on July 28, 2018, October 27, 2018 and January 26, 2019, respectively.

Results of Operations

The following table sets forth our revenue and gross margin generated for the periods indicated (in thousands):

Three Months Ended October 27, 2018 Compared to Three Months Ended October 28, 2017

	Three Months Ended
	October 27,	October 28,
	2018	2017

Revenue	$72,979	$65,801
Cost of sales	44,580	35,658
Gross margin	28,399	30,143
Selling, general and administrative	13,646	12,768
Research and development	8,109	6,844
Income from operations	6,644	10,531
Other income (expense):
Interest income, net	1,068	432
Other expense, net	1,291	(55)
Income from continuing operations before income taxes	9,003	10,908
Provision for income taxes	1,211	3,358
Equity method investment activity, net of tax	(752)	—
Net income from continuing operations	$7,040	$7,550

Revenue. Revenue for the three months ended October 27, 2018 was $73.0 million, as compared to $65.8 million for the three months ended October 28, 2017, representing an increase of $7.2 million, or 11%. The increase in revenue was due to an increase in service revenue of $8.5 million, partially offset by a decrease in product deliveries of $1.3 million. The increase in service revenue was primarily due to an increase in customer-funded R&D primarily associated with the HAPSMobile design and development agreement (“DDA”) and an increase in services for TMS and TMS variant programs. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in product deliveries of TMS.

Cost of Sales. Cost of sales for the three months ended October 27, 2018 was $44.6 million, as compared to $35.7 million for the three months ended October 28, 2017, representing an increase of $8.9 million, or 25%. The increase in cost of sales was a result of an increase in service costs of sales of $7.5 million and an increase in product cost of sales of $1.4 million. The increase in service costs of sales was primarily due to the increase in service revenue and unfavorable mix. The increase in product costs was primarily due to an unfavorable product mix. As a percentage of revenue, cost of sales increased from 54% to 61%, primarily due to an increase in the proportion of service revenue to total revenue and an unfavorable mix.

Gross Margin. Gross margin for the three months ended October 27, 2018 was $28.4 million, as compared to $30.1 million for the three months ended October 28, 2017, representing a decrease of $1.7 million, or 6%. The decrease in gross margin was primarily due to a decrease in product margin of $2.7 million, partially offset by an increase in service margin of $1.0 million. The decrease in product margin was primarily due to an unfavorable product mix and a decrease in product deliveries. The increase in service margin was primarily due to an increase in service revenue, partially offset by an unfavorable mix. As a percentage of revenue, gross margin decreased from 46% to 39%, primarily due to an increase in the proportion of service deliveries to total revenue and an unfavorable mix.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the three months ended October 27, 2018 was $13.6 million, or 19% of revenue, compared to SG&A expense of $12.8 million, or 19% of revenue, for the three months ended October 28, 2017. The increase in SG&A expense was primarily due to an increase in a number of miscellaneous expenses that were not individually significant.

Research and Development. R&D expense for the three months ended October 27, 2018 was $8.1 million, or 11% of revenue, compared to R&D expense of $6.8 million, or 10% of revenue, for the three months ended October 28, 2017.  R&D expense increased by $1.3 million, or 18%, for the three months ended October 27, 2018, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended October 27, 2018 was $1.1 million compared to interest income, net of $0.4 million for the three months ended October 28, 2017. The increase in interest income was primarily due to an increase in the interest rates earned on our investment portfolio.

Other Income, net.  Other income, net, for the three months ended October 27, 2018 was $1.3 million compared to other expense, net of $0.1 million for the three months ended October 28, 2017. The increase in other income, net was primarily due to income earned under a transition services agreement with the buyer of our former efficient energy systems business segment (“EES Business”).

Provision for Income Taxes. Our effective income tax rate was 13.5% for the three months ended October 27, 2018, as compared to 30.8% for the three months ended October 28, 2017.  The decrease in effective income tax rate was primarily due to the reduction in the fiscal 2019 federal statutory rate from 35% to 21% resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Equity Method Investment Activity, net of tax.  Equity method investment activity, net of tax for the three months ended October 27, 2018 was a loss of $0.8 million compared to no equity method investment activity, net of tax activity for the three months ended October 28, 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Six Months Ended October 27, 2018 Compared to Six Months Ended October 28, 2017

	Six Months Ended
	October 27,	October 28,
	2018	2017

Revenue	$151,022	$100,162
Cost of sales:	90,034	61,321
Gross margin	60,988	38,841
Selling, general and administrative	25,602	24,055
Research and development	14,544	12,386
Income from operations	20,842	2,400
Other income (expense):
Interest income, net	1,974	944
Other expense, net	9,679	(51)
Income from continuing operations before income taxes	32,495	3,293
Provision for income taxes	3,778	137
Equity method investment activity, net of tax	(1,354)	—
Net income from continuing operations	$27,363	$3,156

Revenue. Revenue for the six months ended October 27, 2018 was $151.0 million, as compared to $100.2 million for the six months ended October 28, 2017, representing an increase of $50.8 million, or 51%. The increase in revenue was due an increase in product deliveries of $35.1 million and an increase in service revenue of $15.7 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS and an increase in product deliveries of TMS. During the six months ended October 27, 2018, we continued to experience expansion in small UAS product deliveries to international customers. The increase in service revenue was primarily due to an increase in customer-funded R&D primarily associated with the HAPSMobile DDA and services for TMS and TMS variant programs, partially offset by decreases in sustainment activities in support of small UAS.

Cost of Sales. Cost of sales for the six months ended October 27, 2018 was $90.0 million, as compared to $61.3 million for the six months ended October 28, 2017, representing an increase of $28.7 million, or 47%. The increase in cost of sales was a result of an increase in product cost of sales of $15.2 million and an increase in service costs of sales of $13.5 million. The increase in product costs was primarily due to the increase in product deliveries. The increase in service costs of sales was primarily due to the increase in service revenue and unfavorable mix. As a percentage of revenue, cost of sales decreased from 61% to 60%, primarily due to an increase in sales volume, which resulted in an decrease in the per unit fixed manufacturing and engineering overhead support cost.

Gross Margin. Gross margin for the six months ended October 27, 2018 was $61.0 million, as compared to $38.8 million for the six months ended October 28, 2017, representing an increase of $22.2 million, or 57%. The increase in gross margin was primarily due to an increase in product margin of $20.0 million and an increase in service margin of $2.2 million. The increase in product margin was primarily due to an increase in product deliveries. The increase in service margin was primarily due to an increase in service revenue, partially offset by unfavorable mix. As a percentage of revenue, gross margin increased from 39% to 40%, primarily due to an increase in sales volume, which resulted in an decrease in the per unit fixed manufacturing and engineering overhead support cost.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the six months ended October 27, 2018 was $25.6 million, or 17% of revenue, compared to SG&A expense of $24.1 million, or 24% of revenue, for the six months ended October 28, 2017. The increase in SG&A expense was primarily due to an increase in corporate development expenses primarily related to the sale of our EES business and an increase in employee related costs, partially offset by a decrease in litigation-related expenses and a decrease in bad debt expense.

Research and Development. R&D expense for the six months ended October 27, 2018 was $14.5 million, or 10% of revenue, compared to R&D expense of $12.4 million, or 12% of revenue, for the six months ended October 28, 2017.  R&D expense increased by $2.2 million, or 17%, for the six months ended October 27, 2018, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the six months ended October 27, 2018 was $2.0 million compared to interest income, net of $0.9 million for the six months ended October 28, 2017. The increase in interest income was primarily due to an increase in the interest rates earned on our investment portfolio.

Other Income, net.  Other income, net, for the six months ended October 27, 2018 was $9.7 million compared to other expense, net of $0.1 million for the six months ended October 28, 2017. The increase in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with the buyer of our former EES Business.

Provision for Income Taxes. Our effective income tax rate was 11.6% for the six months ended October 27, 2018, as compared to 4.2% for the six months ended October 28, 2017.  The increase in effective income tax rate was primarily due to an increase in income before income taxes, partially offset by the reduction in the fiscal 2019 federal statutory rate from 35% to 21% resulting from the Tax Act.

Equity Method Investment Activity, net of tax.  Equity method investment activity, net of tax for the six months ended October 27, 2018 was a loss of $1.4 million compared to no equity method investment activity, net of tax activity for the six months ended October 28, 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

We define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 27, 2018, our funded backlog was approximately $163.9 million.

In addition to our funded backlog, we also had unfunded backlog of $51.9 million as of October 27, 2018.  Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity, or IDIQ contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Cash Flows

The following table provides our cash flow data for the six months ended October 27, 2018 and October 28, 2017 (in thousands):

	Six Months Ended
	October 27,	October 28,
	2018	2017
	(Unaudited)
Net cash provided by operating activities	$2,657	$29,994
Net cash provided by investing activities	$13,736	$11,990
Net cash (used in) provided by financing activities	$(1,015)	$1,678

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended October 27, 2018 decreased by $27.3 million to $2.7 million, compared to net cash provided by operating activities of $30.0 million for the six months ended October 28, 2017. The decrease in net cash provided by operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $50.6 million, largely resulting from increases in unbilled receivables and retentions primarily due to the timing of revenue recognition and billings, partially offset by an increase in net income from continuing operations of $24.2 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $1.7 million to $13.7 million for the six months ended October 27, 2018, compared to net cash provided by investing activities of $12.0 million for the six months ended October 28, 2017. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of our EES Business of $32.0 million and an increase in redemptions of available-for-sale investments of $1.8 million, partially offset by a decrease in net redemptions and purchases of investments of $33.4 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $2.7 million to $1.0 million for the six months ended October 27, 2018, compared to net cash provided by financing activities of $1.7 million for the six months ended October 28, 2017. The increase in cash used in financing activities was primarily due to a decrease in cash provided from the exercise of employee stock options of $2.1 million.

Contractual Obligations

During the three and six months ended October 27, 2018, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Off-Balance Sheet Arrangements

As of October 27, 2018, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended October 27, 2018.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 27, 2018, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 27, 2018, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 27, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Nawabi was subsequently dismissed as an individual defendant for the racial discrimination and wrongful terminations claims.  On August 2, 2018, the defendants filed their answer to the complaint and a demurrer seeking dismissal of the whistle blower retaliation claim against Mr. Nawabi. The defendants filed a supplemental brief in support of the demurrer on October 23, 2018 and a supplemental reply in support of the demurrer on November 20, 2018.  A hearing is scheduled for December 11, 2018 regarding the demurrer. Mr. Anderson is seeking special damages, general damages, punitive damages, attorneys’ fees and other relief the court deems just and proper.  We believe the complaint contains legal claims that are without merit and will defend ourselves vigorously.

We are subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.  Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

The acquisition of the assets associated with our EES Business by Webasto may disrupt our business.

On June 1, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Webasto Charging Systems, Inc. (“Webasto”), pursuant to which Webasto agreed to acquire certain properties, assets and rights used or previously held for use in connection with our EES Business. On June 29, 2018, we and Webasto entered into a Side Letter Agreement related to the Purchase Agreement (the “Letter Agreement”), pursuant to which we and Webasto agreed that the purchase price to be paid by Webasto to us at the closing of the transactions contemplated by the Purchase Agreement would be reduced by $6.5 million (the “Holdback Amount”) at closing, with such balance payable when we tendered certain consents of specified EES Business customers to Webasto. On June 29, 2018, we closed our disposition of the EES Business pursuant to the Purchase Agreement. As of November 21, 2018, we had not yet received the Holdback Amount from Webasto.

While we continue to provide transition services and other support to Webasto in connection with its acquisition of our EES Business, our post-closing activities and obligations under the Purchase Agreement and related transaction agreements may disrupt our sales and marketing or other business activities, including our relationships with customers, suppliers and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. Further, in the event that we do not receive the Holdback Amount from Webasto or otherwise incur any further liabilities pursuant to the terms of the Purchase Agreement, our financial condition and results of operations may be negatively affected and the price per share of our common stock could decline.

We could be the subject of future product liability suits or product recalls, which could harm our business.

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations. We also remain responsible for non-warranty costs of any recall of products we manufactured, sold or serviced prior to closing of our transaction with Webasto. In particular, on August 24, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration that named us as a brand of the affected equipment. To the extent we are obligated under the terms of the Purchase Agreement with Webasto or pursuant to applicable law for all or any portion of the costs incurred in connection with such recall, or any other such recall, our results of operations may be negatively affected.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the six months ended October 27, 2018. As of October 27, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

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

Date: November 29, 2018		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)