Form 10-Q
period 2019-01-26
AeroVironment Inc
filed 2019-03-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 26, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

As of February 26, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,932,381.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of January 26, 2019 (Unaudited) and April 30, 2018	3
	Consolidated Statements of Operations for the three and nine months ended January 26, 2019 (Unaudited) and January 27, 2018 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 26, 2019 (Unaudited) and January 27, 2018 (Unaudited)	5
	Consolidated Statements of Cash Flows for the nine months ended January 26, 2019 (Unaudited) and January 27, 2018 (Unaudited)	6
	Notes to Consolidated Financial Statements (Unaudited)	7
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	28
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	35
Item 4.	Controls and Procedures	35

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37
Item 1A.	Risk Factors	37
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38
Item 3.	Defaults Upon Senior Securities	38
Item 4.	Mine Safety Disclosures	38
Item 5.	Other Information	38
Item 6.	Exhibits	39
Signatures		40

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 26,	April 30,
	2019	2018
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$149,369	$143,517
Short-term investments	144,815	113,649
Accounts receivable, net of allowance for doubtful accounts of $1,046 at January 26, 2019 and $1,080 at April 30, 2018	34,064	56,813
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $13,638 at January 26, 2019 and $3,145 at April 30, 2018)	51,632	16,872
Inventories, net	50,379	37,425
Prepaid expenses and other current assets	6,616	5,103
Current assets of discontinued operations	—	25,668
Total current assets	436,875	399,047
Long-term investments	27,954	40,656
Property and equipment, net	20,542	19,219
Deferred income taxes	12,708	11,494
Other assets	884	3,002
Total assets	$498,963	$473,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,629	$21,340
Wages and related accruals	14,363	16,851
Income taxes payable	4,857	4,085
Customer advances	2,875	3,564
Other current liabilities	8,062	6,954
Current liabilities of discontinued operations	—	9,294
Total current liabilities	41,786	62,088
Deferred rent	1,352	1,536
Other non-current liabilities	160	622
Deferred tax liability	67	67
Liability for uncertain tax positions	49	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 26, 2019 and April 30, 2018	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,932,460 shares at January 26, 2019 and 23,908,736 shares at April 30, 2018	2	2
Additional paid-in capital	174,891	170,139
Accumulated other comprehensive income (loss)	4	(21)
Retained earnings	280,669	238,913
Total AeroVironment stockholders’ equity	455,566	409,033
Noncontrolling interest	(17)	23
Total equity	455,549	409,056
Total liabilities and stockholders’ equity	$498,963	$473,418

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2019	2018	2019	2018
Revenue:
Product sales	$50,024	$39,447	$152,393	$106,647
Contract services (inclusive of related party revenue of: $13,586 and $5,420 for the three months ended January 26, 2019 and January 27, 2018, respectively; and $37,981 and $15,042 for the nine months ended January 26, 2019 and January 27, 2018, respectively)	25,298	15,186	73,951	48,148
	75,322	54,633	226,344	154,795
Cost of sales:
Product sales	26,780	24,870	83,158	66,038
Contract services	18,150	11,513	51,806	31,666
	44,930	36,383	134,964	97,704
Gross margin:
Product sales	23,244	14,577	69,235	40,609
Contract services	7,148	3,673	22,145	16,482
	30,392	18,250	91,380	57,091
Selling, general and administrative	14,464	11,484	40,066	35,539
Research and development	8,087	6,607	22,631	18,993
Income from continuing operations	7,841	159	28,683	2,559
Other income:
Interest income, net	1,272	545	3,246	1,489
Other income (expense), net	962	(108)	10,641	(159)
Income from continuing operations before income taxes	10,075	596	42,570	3,889
Provision for income taxes	946	834	4,724	971
Equity method investment activity, net of tax	(717)	(418)	(2,071)	(418)
Net income (loss) from continuing operations	8,412	(656)	35,775	2,500
Discontinued operations:
Gain on sale of business, net of tax expense of $2,463 for the nine months ended January 26, 2019	—	—	8,452	—
Loss from discontinued operations, net of tax	(62)	(129)	(2,511)	(1,650)
Net (loss) income from discontinued operations	(62)	(129)	5,941	(1,650)
Net income (loss)	8,350	(785)	41,716	850
Net loss attributable to noncontrolling interest	19	9	40	238
Net income (loss) attributable to AeroVironment	$8,369	$(776)	$41,756	$1,088
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$0.35	$(0.02)	$1.52	$0.12
Discontinued operations	—	(0.01)	0.25	(0.07)
Net income (loss) per share attributable to AeroVironment—Basic	$0.35	$(0.03)	$1.77	$0.05
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$0.35	$(0.02)	$1.49	$0.12
Discontinued operations	—	(0.01)	0.25	(0.07)
Net income (loss) per share attributable to AeroVironment—Diluted	$0.35	$(0.03)	$1.74	$0.05
Weighted-average shares outstanding:
Basic	23,687,672	23,515,622	23,643,866	23,443,673
Diluted	24,081,819	23,515,622	24,064,008	23,774,946

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2019	2018	2019	2018
Net income (loss)	$8,350	$(785)	$41,716	$850
Other comprehensive income:
Change in foreign currency translation adjustments	(1)	62	(32)	62
Unrealized gain on investments, net of deferred tax expense of: $0 and $10 for the three months ended January 26, 2019 and January 27, 2018, respectively; and $51 and $29 for the nine months ended January 26, 2019 and January 27, 2018, respectively	—	13	57	42
Total comprehensive income (loss)	8,349	$(710)	41,741	954
Net loss attributable to noncontrolling interest	19	9	40	238
Comprehensive income (loss) attributable to AeroVironment	$8,368	$(701)	$41,781	$1,192

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 26,	January 27,
	2019	2018
Operating activities
Net income	$41,716	$850
Gain on sale of business, net of tax	(8,452)	—
Loss from discontinued operations, net of tax	2,511	1,650
Net income from continuing operations	35,775	2,500
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,530	4,277
Loss from equity method investment	2,071	418
Impairment of long-lived assets	—	255
Provision for doubtful accounts	(33)	940
Impairment of intangible assets and goodwill	—	1,021
Gains on foreign currency transactions	(10)	(36)
Deferred income taxes	(1,214)	174
Stock-based compensation	5,599	3,702
Loss on disposition of property and equipment	51	15
Amortization of held-to-maturity investments	(941)	1,250
Changes in operating assets and liabilities:
Accounts receivable	22,817	48,871
Unbilled receivables and retentions	(34,760)	(12,068)
Inventories	(12,954)	(15,308)
Income tax receivable	—	(720)
Prepaid expenses and other assets	(1,791)	417
Accounts payable	(10,645)	(4,451)
Other liabilities	(2,598)	575
Net cash provided by operating activities of continuing operations	6,897	31,832
Investing activities
Acquisition of property and equipment	(6,806)	(7,713)
Equity method investments	—	(1,860)
Proceeds from sale of business	31,994	—
Redemptions of held-to-maturity investments	191,455	163,813
Purchases of held-to-maturity investments	(211,120)	(151,740)
Redemptions of available-for-sale investments	2,250	450
Net cash provided by investing activities from continuing operations	7,773	2,950
Financing activities
Principal payments of capital lease obligations	(154)	(231)
Tax withholding payment related to net settlement of equity awards	(1,033)	(389)
Exercise of stock options	71	2,691
Net cash (used in) provided by financing activities from continuing operations	(1,116)	2,071
Discontinued operations
Operating activities of discontinued operations	(7,250)	(3,716)
Investing activities of discontinued operations	(452)	(737)
Financing activities of discontinued operations	—	—
Net cash used in discontinued operations	(7,702)	(4,453)
Net increase in cash and cash equivalents	5,852	32,400
Cash and cash equivalents at beginning of period	143,517	79,904
Cash and cash equivalents at end of period	$149,369	$112,304
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$6,777	$1,812
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51 and $29, respectively	$57	$42
Reclassification from share-based liability compensation to equity	$—	$384
Change in foreign currency translation adjustments	$(32)	$62
Acquisitions of property and equipment included in accounts payable	$58	$332

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 26, 2019 are not necessarily indicative of the results for the full year ending April 30, 2019. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2018, included in the Company’s Annual Report on Form 10-K.

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

On January 26, 2019, the Company had approximately $132,515,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 56% of the remaining performance obligations as revenue in fiscal 2019, an additional 33% in fiscal 2020, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the nine month period ended January 26, 2019 or the three and nine month periods ended January 27, 2018. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the nine month period ended January 26, 2019 or the three and nine month periods ended and January 27, 2018. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was approximately $1,705,000 for the three months ended January 26, 2019. For the three months ended January 26, 2019, the Company revised its estimates of the total expected costs to complete a TMS contract due to ongoing test and evaluation resulting from some systems not passing the customer’s final lot acceptance tests which the Company anticipates to be resolved in a future period. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was approximately $1,519,000.

Revenue by Category

Revenue from products and services during the nine months ended January 26, 2019 consisted of revenue derived from 250 active contracts. The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
Revenue by major product line/program	2019	2018	2019	2018
Small UAS	$47,704	$31,705	$131,119	$98,787
TMS	11,270	16,426	49,055	35,357
HAPS	13,586	5,420	37,981	15,042
Other	2,762	1,082	8,189	5,609
Total revenue	$75,322	$54,633	$226,344	$154,795

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
Revenue by contract type	2019	2018	2019	2018
FFP	$52,833	$41,759	$160,890	$124,374
CPFF	22,370	12,862	65,223	30,183
T&M	119	12	231	238
Total revenue	$75,322	$54,633	$226,344	$154,795

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

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
Revenue by customer category	2019	2018	2019	2018
U.S. government:	$52,383	$31,020	$135,232	$94,491
Non-U.S. government	22,939	23,613	91,112	60,304
Total revenue	$75,322	$54,633	$226,344	$154,795

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
Revenue by geographic location	2019	2018	2019	2018
Domestic	$34,436	$28,843	$116,514	$89,583
International	40,886	25,790	109,830	65,212
Total revenue	$75,322	$54,633	$226,344	$154,795

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in “Unbilled receivables and retentions” on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in “Customer advances” on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the nine month period ended January 26, 2019 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended January 26, 2019 and January 27, 2018 that was included in contract liability balances at the beginning of each year were $10,000 and $62,000, respectively; and revenue recognized for the nine month periods ended January 26, 2019 and January 27, 2018 that was included in contract liability balances at the beginning of each year were $1,587,000 and $977,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all CPFF or T&M government contracts to be recorded at actual rates to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. During the current fiscal year ending April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. At January 26, 2019 and April 30, 2018, the Company had $93,000 and $77,000 reserved for incurred cost claim audits, respectively.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
Income (loss) from	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Continuing operations attributable to AeroVironment	$8,431	$(647)	$35,815	$2,738
Discontinued operations, net of tax	(62)	(129)	5,941	(1,650)
Net income (loss) attributable to AeroVironment	$8,369	$(776)	$41,756	$1,088
Denominator for basic earnings per share:
Weighted average common shares	23,687,672	23,515,622	23,643,866	23,443,673
Dilutive effect of employee stock options, restricted stock and restricted stock units	394,147	—	420,142	331,273
Denominator for diluted earnings per share	24,081,819	23,515,622	24,064,008	23,774,946

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 1,705 and 5,519 for the three and nine months ended January 26, 2019, respectively. Due to the net loss for the three months ended January 27, 2018, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted average common shares because their effect would have been anti-dilutive were 379,749 and 27,139 for the three and nine months ended January 27, 2018.

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company currently does not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being the Company’s various property leases.

The Company plans to adopt Topic 842 using the required modified retrospective approach with the election to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of adoption, the Company plans to elect the package of practical expedients which allows the Company to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, the Company also plans to elect the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months, the hindsight practical expedient to utilize latest information in determining lease term, and the practical expedient to not separate lease and non-lease components for most asset classes. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU is intended to replace the incurred loss impairment methodology under GAAP with a methodology that reflects using a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments, and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 and the interim periods therein, with early adoption permitted. Entities are required to apply the amendments in this update using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other

Comprehensive Income (Topic 220). This ASU permits, but does not require, the Company to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within AOCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-13, Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (Topic 820). This ASU removes or modifies current disclosures while adding certain new disclosure requirements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted for the removed or modified disclosures. The removed and modified disclosures can be adopted retrospectively, and the added disclosures should be adopted prospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350-40). This ASU allows for capitalization of implementation costs associated with certain cloud computing arrangements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a Side Letter Agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 which has been recorded in “Gain on sale of business, net of tax” in the consolidated statements of operations. During the nine months ended January 26, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $505,000. In addition, the Company has disputed $1,085,000 of Webasto’s working capital adjustment claim, which is being submitted to an independent accounting firm for resolution pursuant to the terms of Purchase Agreement. No amounts have been recorded in the consolidated financial statements related to the additional working capital dispute as the Company has assessed the likelihood of a loss to be less than probable.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of January 26, 2019. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

On February 22, 2019, Webasto filed a lawsuit alleging several claims against the Company for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling a minimum of $6,500,000 in addition to attorneys’ fees, costs, and punitive damages.  The Company believes that the allegations are generally meritless and intends to mount a vigorous defense.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $657,000 and $2,013,000 and has been recorded in “Other income, net” in the consolidated statements of operations for three and nine months ended January 26, 2019, respectively.

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

	Three Months Ended		Nine Months Ended
	January 26, 2019	January 27, 2018	January 26, 2019	January 27, 2018
Net sales	$—	$10,623	$4,256	$28,198
Cost of sales	54	8,356	5,080	23,159
Gross margin	(54)	2,267	(824)	5,039
Selling, general and administrative	14	2,016	1,517	5,756
Research and development	34	707	1,075	2,055
Other income, net	—	—	1	—
Loss from discontinued operations before income taxes	(102)	(456)	(3,415)	(2,772)
Benefit for income taxes	(41)	(327)	(904)	(1,122)
Net loss from discontinued operations	$(61)	$(129)	$(2,511)	$(1,650)
Gain on sale of business, net of tax expense of $2,463 for the nine months ended January 26, 2019	(1)	—	8,452	—
Net (loss) income from discontinued operations	$(62)	$(129)	$5,941	$(1,650)

The major classes of assets and liabilities included in discontinued operations related to the EES Business are presented in the table below (in thousands).

April 30,
2018
Carrying amount of assets classified as discontinued operations
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $139 at April 30, 2018	$6,889
Inventories, net	15,494
Prepaid expenses and other current assets	185
Property and equipment, net	3,100
Total current assets classified as discontinued operations	25,668
Total assets classified as discontinued operations	$25,668
Carrying amount of liabilities classified as discontinued operations
Current liabilities:
Accounts payable	$5,121
Wages and related accruals	1,946
Customer advances	1,028
Other current liabilities	1,199
Total current liabilities	9,294
Total liabilities classified as discontinued operations	$9,294

3. Investments

Investments consist of the following (in thousands):

	January 26,	April 30,
	2019	2018
Short-term investments:
Held-to-maturity securities:
Municipal securities	$12,542	$35,344
U.S. government securities	45,325	31,620
Corporate bonds	81,948	46,685
Certificates of deposit	5,000	—
Total held-to-maturity and short-term investments	$144,815	$113,649
Long-term investments:
Held-to-maturity securities:
Municipal securities	$—	$2,046
U.S. government securities	25,228	27,356
Corporate bonds	2,726	9,112
Total held-to-maturity investments	27,954	38,514
Available-for-sale securities:
Auction rate securities	—	2,142
Total available-for-sale investments	—	2,142
Total long-term investments	$27,954	$40,656

Held-To-Maturity Securities

As of January 26, 2019 and April 30, 2018, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. treasury securities, U.S. government-guaranteed agency securities, U.S. government-sponsored agency debt securities, highly rated corporate bonds, and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 26, 2019 were as follows (in thousands):

	January 26, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$12,542	$6	$(5)	$12,543
U.S. government securities	70,553	30	(143)	70,440
Corporate bonds	84,674	3	(32)	84,645
Certificates of deposit	5,000	—	—	5,000
Total held-to-maturity investments	$172,769	$39	$(180)	$172,628

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2018 were as follows (in thousands):

	April 30, 2018
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$37,390	$9	$(36)	$37,363
U.S. government securities	58,976	—	(367)	58,609
Corporate bonds	55,797	2	(71)	55,728
Certificates of deposit	—	—	—	—
Total held-to-maturity investments	$152,163	$11	$(474)	$151,700

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 26, 2019 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$144,815	$144,654
Due after one year through five years	27,954	27,974
Total	$172,769	$172,628

Available-For-Sale Securities

Auction Rate Securities

As of April 30, 2018, the balance of available-for-sale auction rate securities consisted of two investment grade auction rate municipal bonds with maturities ranging from 1 to 16 years. These investments have characteristics similar to short term investments, because at predetermined intervals, generally ranging from 30 to 35 days, there is a new auction process at which the interest rates for these securities are reset to current interest rates. At the end of such period, the Company chooses whether to roll over its holdings or redeem the investments for cash. A market maker facilitates the redemption of the securities and the underlying issuers are not required to redeem the investment within 365 days. Interest earned from these investments is recorded in interest income.

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

The Company did not have any financial assets measured at fair value on a recurring basis at January 26, 2019 as the Company’s remaining auction rate securities were redeemed during the three months ended July 28, 2018 at par value. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2018	$2,142
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	108
Settlements	(2,250)
Balance at January 26, 2019	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at January 26, 2019	$—

The auction rate securities were valued using a discounted cash flow model. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows and the estimated date upon which the security is expected to have a successful auction.

5. Inventories, net

Inventories consist of the following (in thousands):

	January 26,	April 30,
	2019	2018
Raw materials	$16,495	$12,020
Work in process	15,352	14,780
Finished goods	25,076	14,578
Inventories, gross	56,923	41,378
Reserve for inventory excess and obsolescence	(6,544)	(3,953)
Inventories, net	$50,379	$37,425

6. Equity Method Investments

In December 2017, the Company and SoftBank formed a joint venture, HAPSMobile. HAPSMobile is a Japanese corporation that is 5% owned by the Company and 95% owned by SoftBank and is governed by a Joint Venture Agreement (the “JVA”). The Company purchased its 5% stake in HAPSMobile for 210,000,000 yen ($1,860,000) effective as of December 27, 2017; 150,000,000 yen ($1,407,000) on April 17, 2018; and 209,500,000 yen ($1,926,000) on  January 29, 2019 to maintain its 5% ownership stake. Additionally, under the JVA, the Company may purchase additional shares of HAPSMobile, at the same per share price for the purchase of its original 5% stake, to increase its ownership percentage of HAPSMobile up to 19% prior to the first flight test of the prototype aircraft produced under a design and development agreement between HAPSMobile and the Company. On February 9, 2019, the Company elected to purchase 632,800,000 yen (approximately $5,700,000 million) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10% pursuant to the terms of the JVA. The Company anticipates that the purchase of additional shares will be completed during the three months ending April 30, 2019. As of the date of this report, the Company’s option to purchase additional shares of HAPSMobile has expired.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted for as an equity method investment. For the three and nine months ended January 26, 2019, the Company recorded 5% of the net loss of HAPSMobile, or $717,000 and $2,071,000, respectively, in “Equity method investment activity, net of tax” in the unaudited consolidated statement of operations. At January 26, 2019, the cumulative equity method losses have exceeded the Company’s investments in HAPSMobile by  $92,000 which was recorded in “Other current liabilities.”

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 26, 2019 and January 27, 2018, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 26,	January 27,	January 26,	January 27,
	2019	2018	2019	2018
Beginning balance	$2,431	$1,930	$2,090	$1,947
Warranty expense	53	1,219	414	2,131
Changes in estimates related to pre-existing warranties	—	—	519	—
Warranty costs settled	(354)	(330)	(893)	(1,259)
Ending balance	$2,130	$2,819	$2,130	$2,819

During the nine months ended January 26, 2019, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $519,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At January 26, 2019, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $344,000. As of January 26, 2019 a total of $175,000 of costs related to this warranty have been incurred.

8. Intangibles

Intangibles are included in other assets on the consolidated balance sheets. The components of intangibles are as follows:

	January 26,	April 30,
	2019	2018
	(In thousands)
Licenses	$1,006	$818
Customer relationships	733	733
Trademarks and tradenames	28	28
Other	3	3
Intangibles, gross	1,770	1,582
Less accumulated amortization	(1,208)	(954)
Intangibles, net	$562	$628

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in Altoy on February 1, 2017.

9. Accumulated Other Comprehensive Income (Loss) and Reclassifications Adjustments

The components of accumulated other comprehensive income (loss) and adjustments are as follows (in thousands):

	Available-for-Sale	Foreign Currency	Accumulated Other
	Securities	Translation Adjustments	Comprehensive Income (Loss)
Balance, net of $76 of taxes, as of April 30, 2018	$(57)	$36	$(21)
Reclassifications out of accumulated other comprehensive loss, net of taxes	—	—	—
Change in foreign currency translation adjustments, net of $0 taxes	—	(32)	(32)
Unrealized gains, net of $51 of taxes	57	—	57
Balance, net of $0 of taxes, as of January 26, 2019	$—	$4	$4

10. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $19,437,000 and $55,344,000 for the three and nine months ended January 26, 2019, respectively. Revenue from customer-funded R&D was approximately $10,198,000 and $30,860,000 for the three and nine months ended January 27, 2018, respectively.

11. Long-Term Incentive Awards

During the three months ended July 28, 2018, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 26, 2019, the Company recorded $226,00 and  $482,000 of compensation expense related to the Fiscal 2019 LTIP, respectively.  The Company recorded no compensation expense related to the Fiscal 2019 LTIP for the three and nine months ended January 27, 2018. At January 26, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $3,733,000.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 26, 2019, the Company recorded $317,000 and $653,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. The Company recorded no compensation expense related to the Fiscal 2018 LTIP for the three and nine months ended January 27, 2018. At January 26, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 26, 2019, the Company recorded $134,000 and $266,000 of compensation expense related to the Fiscal 2017 LTIP, respectively.  The Company recorded no compensation expense related to the Fiscal 2017 LTIP for the three and nine months ended January 27, 2018. At January 26, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2017 LTIP is $2,630,000.

At January 26, 2019 and April 30, 2018, the Company recorded cumulative stock-based compensation expense from these long-term incentive awards of $1,829,000 and $428,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

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

The Company followed the guidance in SEC Staff Accounting Bulletin 118 (“SAB 118”), which provided additional clarification regarding the application of ASC Topic 740 in situations where the Company does not have the necessary information available, prepared, or analyzed in reasonable detail to complete the accounting for certain income tax effects of the Tax Act for the reporting period in which the Act was enacted. SAB 118 provides for a measurement period beginning in the reporting period that includes the Act’s enactment date and ending when the Company has obtained, prepared, and analyzed the information needed in order to complete the accounting requirements but in no circumstances should the measurement period extend beyond one year from the enactment date.

The measurement period under SAB 118 closed during the three months ended January 26, 2019. The Company has finalized its accounting for the impact of the Tax Act during the three months ended January 26, 2019 and reached the following conclusions on the previous provisional estimates.

The Company has concluded it will be eligible to claim the FDII deduction and will continue to reflect a rate benefit in the provision for income taxes. The Company expects the IRS will be issuing additional guidance that will ultimately impact the size of the benefit. In addition, the Company has concluded that its foreign subsidiaries are in a cumulative earnings and profits deficit and, therefore, has confirmed that it will not have an income tax payable as a result of the one-time deemed repatriation tax. As such, there are no changes to the provision estimates of these items.

In relation to the one-time deferred tax remeasurement, the Company has completed its tax return and has concluded that the impact recorded at the date of enactment was appropriate. The Company filed its fiscal 2018 tax return on February 15, 2019 and will have insignificant return to provision true-up entries related to fixed asset gain or loss, accrued vacation, and accrued expenses recorded during the three months ending April 30, 2019. These true-up entries represent a change in estimate of the ending timing differences for the fiscal year ending April 30, 2019 and not a change to the provision estimate of the impact of the Tax Act at the date of enactment. As such, there are no changes to the provision estimate of this item.

For the three and nine months ended January 26, 2019, the Company recorded a provision for income taxes of $946,000 and $4,724,000, respectively, yielding effective tax rates of 9.4% and 11.1%, respectively. For the three and nine months ended January 27, 2018, the Company recorded a provision for income taxes of $834,000 and $971,000, respectively, yielding effective tax rates of 139.9% and 25.0%, respectively. The variance from statutory rates for the three and nine months ended January 26, 2019 was primarily due to federal R&D credits and the recording of discrete excess tax benefits of $175,000 and $1,683,000, respectively, resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and nine months ended January 27, 2018 was primarily due to a $3,100,000 remeasurement charge of the Company’s deferred tax assets and liabilities and a reduction in the fiscal 2018 federal statutory rate to 30.4%, both of which are impacts of the Tax Act. In addition, during the three and nine months ended January 27, 2018, the Company recorded discrete excess tax benefits of $212,000 and $1,614,000 resulting from the vesting of restricted stock awards and exercises of stock options.

13. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and nine months ended January 26, 2019. As of January 26, 2019 and April 30, 2018, approximately $21.2 million remained authorized for future repurchases under this program.

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

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $13,586,000 and $37,981,000 for the three and nine months ended January 26, 2019, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $5,420,000 and $15,042,000 for the three and nine months ended January 27, 2018, respectively. At January 26, 2019 and April 30, 2018, the Company had unbilled related party receivables from HAPSMobile of $13,638,000 and $3,145,000 recorded in “Unbilled receivables and retentions” on the consolidated balance sheets, respectively.  During the year ended April 30, 2018, the Company purchased a 5% stake in accordance with the JVA. Refer to Note 6—Equity Method Investments for further details.

On February 9, 2019, the Company elected to purchase 632,800,000 yen (approximately $5,700,000 million) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10% pursuant to the terms of the JVA. Refer to Note 6—Equity Method Investments for further details.

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

The tables below presents the impact of adoption on the Company’s unaudited statement of operations for the three and nine months ended January 27, 2018 (in thousands except share and per share data).

	Three Months Ended	Effect of the	Three Months Ended
	January 27, 2018	Adoption of	January 27, 2018
	As Reported	ASC Topic 606	As Adjusted
Revenue:
Product sales	$39,128	$319	$39,447
Contract services (inclusive of related party revenue of $5,420 for the three months ended January 27, 2018)	14,305	881	15,186
	53,433	1,200	54,633
Cost of sales:
Product sales	24,548	322	24,870
Contract services	10,964	549	11,513
	35,512	871	36,383
Gross margin:
Product sales	14,580	(3)	14,577
Contract services	3,341	332	3,673
	17,921	329	18,250
Selling, general and administrative	11,484	—	11,484
Research and development	6,607	—	6,607
Loss (income) from continuing operations	(170)	329	159
Other income (expense):
Interest income, net	545	—	545
Other expense, net	(108)	—	(108)
Income from continuing operations before income taxes	267	329	596
Provision for income taxes	819	15	834
Equity method investment activity, net of tax	(418)	—	(418)
Net (loss) income from continuing operations	(970)	314	$(656)
Discontinued operations:
Gain on sale of business, net of tax expense of $0 for the three months ended January 27, 2018	—	—	—
Income (loss) from discontinued operations, net of tax	133	(262)	(129)
Net income (loss) from discontinued operations	133	(262)	(129)
Net (loss) income	(837)	52	(785)
Net loss attributable to noncontrolling interest	9	—	9
Net (loss) income attributable to AeroVironment	$(828)	$52	$(776)
Net (loss) income per share attributable to AeroVironment—Basic
Continuing operations	$(0.05)	$0.01	$(0.02)
Discontinued operations	0.01	(0.01)	(0.01)
Net loss per share attributable to AeroVironment—Basic	$(0.04)	$—	$(0.03)
Net (loss) income per share attributable to AeroVironment—Diluted
Continuing operations	$(0.05)	$0.01	$(0.02)
Discontinued operations	0.01	(0.01)	(0.01)
Net (loss) per share attributable to AeroVironment—Diluted	$(0.04)	$—	$(0.03)
Weighted-average shares outstanding:
Basic	23,515,622	23,515,622	23,515,622
Diluted	23,515,622	23,515,622	23,515,622

	Nine Months Ended	Effect of the	Nine Months Ended
	January 27, 2018	Adoption of	January 27, 2018
	As Reported	ASC Topic 606	As Adjusted
Revenue:
Product sales	$106,901	$(254)	$106,647
Contract services (inclusive of related party revenue of $15,042 for the nine months ended January 27, 2018)	46,770	1,378	48,148
	153,671	1,124	154,795
Cost of sales:
Product sales	66,526	(488)	66,038
Contract services	30,436	1,230	31,666
	96,962	742	97,704
Gross margin:
Product sales	40,375	234	40,609
Contract services	16,334	148	16,482
	56,709	382	57,091
Selling, general and administrative	35,539	—	35,539
Research and development	18,993	—	18,993
Income from continuing operations	2,177	382	2,559
Other income (expense):
Interest income, net	1,489	—	1,489
Other expense, net	(159)	—	(159)
Income from continuing operations before income taxes	3,507	382	3,889
Provision for income taxes	963	8	971
Equity method investment activity, net of tax	(418)	—	(418)
Net income from continuing operations	2,126	374	$2,500
Discontinued operations:
Gain on sale of business, net of tax expense of $0 for the nine months ended January 27, 2018	—	—	—
Loss from discontinued operations, net of tax	(617)	(1,033)	(1,650)
Net loss from discontinued operations	(617)	(1,033)	(1,650)
Net income (loss)	1,509	(659)	850
Net loss attributable to noncontrolling interest	238	—	238
Net income (loss) attributable to AeroVironment	$1,747	$(659)	$1,088
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$0.10	$0.01	$0.12
Discontinued operations	(0.03)	(0.04)	(0.07)
Net income (loss) per share attributable to AeroVironment—Basic	$0.07	$(0.03)	$0.05
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$0.10	$0.01	$0.12
Discontinued operations	(0.03)	(0.04)	(0.07)
Net income (loss) per share attributable to AeroVironment—Diluted	$0.07	$(0.03)	$0.05
Weighted-average shares outstanding:
Basic	23,443,673	23,443,673	23,443,673
Diluted	23,774,946	23,774,946	23,774,946

The tables below presents the impact of adoption on the Company’s unaudited statement of comprehensive (loss) income for the three and nine months January 27, 2018 (in thousands).

	Three Months Ended	Effect of the	Three Months Ended
	January 27, 2018	Adoption of	January 27, 2018
	As Reported	ASC Topic 606	As Adjusted
Net (loss) income	$(837)	$52	$(785)
Other comprehensive income:
Change in foreign currency translation adjustments	62	—	62
Unrealized gain on investments, net of deferred tax expense of $10 for the three months ended January 27, 2018	13	—	13
Total comprehensive (loss) income	(762)	52	$(710)
Net loss attributable to noncontrolling interest	9	—	9
Comprehensive (loss) income attributable to AeroVironment	$(753)	$52	$(701)

	Nine Months Ended	Effect of the	Nine Months Ended
	January 27, 2018	Adoption of	January 27, 2018
	As Reported	ASC Topic 606	As Adjusted
Net income (loss)	$1,509	$(659)	$850
Other comprehensive income:
Change in foreign currency translation adjustments	62	—	62
Unrealized gain on investments, net of deferred tax expense of $29 for the nine months ended January 27, 2018	42	—	42
Total comprehensive income (loss)	1,613	(659)	$954
Net loss attributable to noncontrolling interest	238	—	238
Comprehensive income (loss) attributable to AeroVironment	$1,851	$(659)	$1,192

The table below presents the impact of adoption on the Company’s unaudited statement of cash flows (in thousands).

	Nine Months Ended	Effect of the	Nine Months Ended
	January 27, 2018	Adoption of	January 27, 2018
	As Reported	ASC Topic 606	As Adjusted
Operating activities
Net income (loss)	$1,509	$(659)	$850
Gain on sale of business, net of tax	—	—	—
Loss from discontinued operations, net of tax	617	1,033	1,650
Net income from continuing operations	2,126	374	2,500
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	4,277	—	4,277
Loss from equity method investments	418	—	418
Impairment of long-lived assets	255	—	255
Provision for doubtful accounts	940	—	940
Impairment of intangible assets and goodwill	1,021	—	1,021
Gains on foreign currency transactions	(36)	—	(36)
Deferred income taxes	174	—	174
Stock-based compensation	3,702	—	3,702
Loss on disposition of property and equipment	15	—	15
Amortization of held-to-maturity investments	1,250	—	1,250
Changes in operating assets and liabilities:
Accounts receivable	48,871	—	48,871
Unbilled receivables and retentions	(10,842)	(1,226)	(12,068)
Inventories	(16,094)	786	(15,308)
Income tax receivable	(293)	(427)	(720)
Prepaid expenses and other assets	417	—	417
Accounts payable	(4,451)	—	(4,451)
Other liabilities	518	57	575
Net cash provided by (used in) operating activities of continuing operations	32,268	(436)	31,832
Investing activities
Acquisition of property and equipment	(7,713)	—	(7,713)
Equity method investments	(1,860)	—	(1,860)
Proceeds from sale of business	—	—	—
Redemptions of held-to-maturity investments	163,813	—	163,813
Purchases of held-to-maturity investments	(151,740)	—	(151,740)
Redemptions of available-for-sale investments	450	—	450
Net cash provided by investing activities from continuing operations	2,950	—	2,950
Financing activities
Principal payments of capital lease obligations	(231)	—	(231)
Tax withholding payment related to net settlement of equity awards	(389)	—	(389)
Exercise of stock options	2,691	—	2,691
Net cash provided by financing activities from continuing operations	2,071	—	2,071
Discontinued operations
Operating activities of discontinued operations	(4,152)	436	(3,716)
Investing activities of discontinued operations	(737)	—	(737)
Financing activities of discontinued operations	—	—	—
Net cash (used in) provided by discontinued operations	(4,889)	436	(4,453)
Net increase in cash and cash equivalents	32,400	—	32,400
Cash and cash equivalents at beginning of period	79,904	—	79,904
Cash and cash equivalents at end of period	$112,304	$—	$112,304
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,812	—	$1,812
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $29	$42	—	$42
Reclassification from share-based liability compensation to equity	$384	—	$384
Change in foreign currency translation adjustments	$62	—	$62
Acquisitions of property and equipment included in accounts payable	$332	—	$332

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

Revenue for small unmanned aircraft systems (“UAS”) product contracts with both the U.S. government and foreign governments under the new standard revenue will be recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. Revenue for Tactical Missile Systems (“TMS”) contracts will now be recognized under the new standard over time as costs are incurred. Under previous U.S. generally accepted accounting principles (U.S. GAAP), revenue was generally recognized when deliveries of the related products were made. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for our Customer-Funded Research and Development (“R&D”) contracts. We continue to recognize revenue for these contracts over time as costs are incurred.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 26, 2019 and January 27, 2018, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended January 26, 2019 and January 27, 2018, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 26,	January 27,
	2019	2018

Gross favorable adjustments	$878	$191
Gross unfavorable adjustments	(2,583)	(1,111)
Net favorable adjustments	$(1,705)	$(920)

For the three months ended January 26, 2019, favorable cumulative catch-up adjustments of $0.9 million were primarily due to final cost adjustments on five contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $2.6 million were primarily related to higher than expected costs on nine contracts. For the three months ended January 26, 2019, we revised our estimates of the total expected costs to complete a TMS contract due to ongoing test and evaluation resulting from some systems not passing the customer’s final lot acceptance tests which we anticipate to be resolved in a future period.  These revised estimates resulted in an unfavorable cumulative catch-up adjustment of approximately $1.5 million.

For the three months ended January 27, 2018, favorable cumulative catch-up adjustments of $0.2 million were primarily due to final cost adjustments on seven contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on seven contracts, which individually were not material.

For the nine months ended January 26, 2019 and January 27, 2018, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Nine Months Ended
	January 26,	January 27,
	2019	2018

Gross favorable adjustments	$859	$1,553
Gross unfavorable adjustments	(1,132)	(1,718)
Net favorable adjustments	$(273)	$(165)

For the nine months ended January 26, 2019, favorable cumulative catch-up adjustments of $0.9 million were primarily due to final cost adjustments on five contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 12 contracts, which individually were not material.

For the nine months ended January 27, 2018, favorable cumulative catch-up adjustments of $1.6 million were primarily due to final cost adjustments on seven contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on six contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2019 fiscal year ends on April 30, 2019 and our fiscal quarters end on July 28, 2018, October 27, 2018 and January 26, 2019, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 26, 2019 Compared to Three Months Ended January 27, 2018

	Three Months Ended
	January 26,	January 27,
	2019	2018

Revenue	$75,322	$54,633
Cost of sales	44,930	36,383
Gross margin	30,392	18,250
Selling, general and administrative	14,464	11,484
Research and development	8,087	6,607
Income from operations	7,841	159
Other income (expense):
Interest income, net	1,272	545
Other income (expense), net	962	(108)
Income from continuing operations before income taxes	10,075	596
Provision for income taxes	946	834
Equity method investment activity, net of tax	(717)	(418)
Net income (loss) from continuing operations	$8,412	$(656)

Revenue. Revenue for the three months ended January 26, 2019 was $75.3 million, as compared to $54.6 million for the three months ended January 27, 2018, representing an increase of $20.7 million, or 38%. The increase in revenue was due to an increase in product deliveries of $10.6 million and an increase in service revenue of $10.1 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS, partially offset by a decrease in product deliveries of TMS.  During the three months ended January 26, 2019, we continued to experience expansion in small UAS product deliveries to international customers. The increase in service revenue was primarily due to an increase in customer-funded R&D primarily associated with the design and development agreement (“DDA”) with HAPSMobile, Inc. (“HAPSMobile”), a joint venture we formed with SoftBank Corp. (“Softbank”), as well as an increase in TMS variant programs.

Cost of Sales. Cost of sales for the three months ended January 26, 2019 was $44.9 million, as compared to $36.4 million for the three months ended January 27, 2018, representing an increase of $8.5 million, or 23%. The increase in cost of sales was a result of an increase in service costs of sales of $6.6 million and an increase in product cost of sales of $1.9 million. The increase in service costs of sales was primarily due to an increase in service revenue. The increase in product costs was primarily due to an increase in product deliveries and an increase in reserves for excess and obsolescence inventory, partially offset by a favorable product mix. As a percentage of revenue, cost of sales decreased from 67% to 60%, primarily due to the increased sales volume, which resulted in a decrease in the per unit fixed manufacturing and engineering overhead support cost, and favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory.

Gross Margin. Gross margin for the three months ended January 26, 2019 was $30.4 million, as compared to $18.3 million for the three months ended January 27, 2018, representing an increase of $12.1 million, or 67%. The increase in gross margin was primarily due to an increase in product margin of $8.7 million and an increase in service margin of

$3.5 million. The increase in product margin was primarily due to an increase in product deliveries and favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory. The increase in service margin was primarily due to an increase in service revenue. As a percentage of revenue, gross margin increased from 33% to 40%, primarily due to the increased sales volume,  which resulted in a decrease in the per unit fixed manufacturing and engineering overhead support cost, and favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended January 26, 2019 was $14.5 million, or 19% of revenue, compared to SG&A expense of $11.5 million, or 21% of revenue, for the three months ended January 27, 2018. The increase in SG&A expense was primarily due to an increase in employee related costs as well as a number of miscellaneous expenses that were not individually significant.

Research and Development. R&D expense for the three months ended January 26, 2019 was $8.1 million, or 11% of revenue, compared to R&D expense of $6.6 million, or 12% of revenue, for the three months ended January 27, 2018. R&D expense increased by $1.5 million, or 22%, for the three months ended January 26, 2019, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended January 26, 2019 was $1.3 million compared to interest income, net of $0.5 million for the three months ended January 27, 2018. The increase in interest income was due to an increase in the interest rates earned on our investment portfolio and an increase in investment balances.

Other Income (Expense), net. Other income, net, for the three months ended January 26, 2019 was $1.0 million compared to other expense, net of $0.1 million for the three months ended January 27, 2018. The increase in other income, net was primarily due to income earned under a transition services agreement with the buyer of our former efficient energy systems business segment (“EES Business”).

Provision for Income Taxes. Our effective income tax rate was 9.4% for the three months ended January 26, 2019, as compared to 139.9% for the three months ended January 27, 2018. The three months ended January 27, 2018 included the impacts of the one-time deferred tax expense resulting from the remeasurement of our existing deferred tax assets and liabilities of $3.1 million. The decrease in our effective income tax rate was also due to the reduction in the fiscal 2019 federal statutory rate from 30.4% to 21% resulting from the Tax Cuts and Jobs Act of 2017 (the “Tax Act”).

Equity Method Investment Activity, net of tax. Equity method investment activity, net of tax for the three months ended January 26, 2019 was a loss of $0.7 million compared to a loss of $0.4 million for the three months ended January 27, 2018. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Nine Months Ended January 26, 2019 Compared to Nine Months Ended January 27, 2018

	Nine Months Ended
	January 26,	January 27,
	2019	2018

Revenue	$226,344	$154,795
Cost of sales:	134,964	97,704
Gross margin	91,380	57,091
Selling, general and administrative	40,066	35,539
Research and development	22,631	18,993
Income from operations	28,683	2,559
Other income (expense):
Interest income, net	3,246	1,489
Other income (expense), net	10,641	(159)
Income from continuing operations before income taxes	42,570	3,889
Provision for income taxes	4,724	971
Equity method investment activity, net of tax	(2,071)	(418)
Net income from continuing operations	$35,775	$2,500

Revenue. Revenue for the nine months ended January 26, 2019 was $226.3 million, as compared to $154.8 million for the nine months ended January 27, 2018, representing an increase of $71.5 million, or 46%. The increase in revenue was due an increase in product deliveries of $45.7 million and an increase in service revenue of $25.8 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS and an increase in product deliveries of TMS. During the nine months ended January 26, 2019, we continued to experience expansion in small UAS product deliveries to international customers. The increase in service revenue was primarily due to an increase in customer-funded R&D primarily associated with the HAPSMobile DDA and services for TMS and TMS variant programs, partially offset by decreases in sustainment activities in support of small UAS.

Cost of Sales. Cost of sales for the nine months ended January 26, 2019 was $135.0 million, as compared to $97.7 million for the nine months ended January 27, 2018, representing an increase of $37.3 million, or 38%. The increase in cost of sales was a result of an increase in service costs of sales of $20.1 million and an increase in product cost of sales of $17.1 million. The increase in service costs of sales was primarily due to the increase in service revenue and unfavorable mix. The increase in product costs was primarily due to the increase in product deliveries and an increase in reserves for excess and obsolescence inventory. As a percentage of revenue, cost of sales decreased from 63% to 60%, primarily due to an increase in sales volume, which resulted in a decrease in the per unit fixed manufacturing and engineering overhead support cost, partially offset by an increase in reserves for excess and obsolescence inventory.

Gross Margin. Gross margin for the nine months ended January 26, 2019 was $91.4 million, as compared to $57.1 million for the nine months ended January 27, 2018, representing an increase of $34.3 million, or 60%. The increase in gross margin was primarily due to an increase in product margin of $28.6 million and an increase in service margin of $5.7 million. The increase in product margin was primarily due to an increase in product deliveries, partially offset by an increase in reserves for excess and obsolescence inventory. The increase in service margin was primarily due to an increase in service revenue, partially offset by unfavorable mix. As a percentage of revenue, gross margin increased from 37% to 40%, primarily due to an increase in sales volume, which resulted in a decrease in the per unit fixed manufacturing and engineering overhead support cost, partially offset by and an increase in reserves for excess and obsolescence inventory.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the nine months ended January 26, 2019 was $40.1 million, or 18% of revenue, compared to SG&A expense of $35.5 million, or 23% of revenue, for the nine months ended January 27, 2018. The increase in SG&A expense was primarily due to an increase in corporate development expenses primarily related to the sale of our EES business and an increase in employee-related costs, partially offset by a decrease in litigation-related expenses and a decrease in bad debt expense.  The nine months ended January 27, 2018 also included impairment charges totaling $1.0 million related to the identifiable intangible assets and goodwill of Altoy.

Research and Development. R&D expense for the nine months ended January 26, 2019 was $22.6 million, or 10% of revenue, compared to R&D expense of $19.0 million, or 12% of revenue, for the nine months ended January 27, 2018. R&D expense increased by $3.6 million, or 19%, for the nine months ended January 26, 2019, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the nine months ended January 26, 2019 was $3.2 million compared to interest income, net of $1.5 million for the nine months ended January 27, 2018. The increase in interest income was primarily due to an increase in the interest rates earned on our investment portfolio.

Other Income (Expense), net. Other income, net, for the nine months ended January 26, 2019 was $10.6 million compared to other expense, net of $0.2 million for the nine months ended January 27, 2018. The increase in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with the buyer of our former EES Business.

Provision for Income Taxes. Our effective income tax rate was 11.1% for the nine months ended January 26, 2019, as compared to 25.0% for the nine months ended January 27, 2018. The nine months ended January 27, 2018 included the impacts of the one-time deferred tax expense resulting from the remeasurement of our existing deferred tax assets and liabilities of $3.1 million. The decrease in our effective income tax rate was also due to the reduction in the fiscal 2019 federal statutory rate from 30.4% to 21% resulting from the Tax Act.

Equity Method Investment Activity, net of tax. Equity method investment activity, net of tax for the nine months ended January 26, 2019 was a loss of $2.1 million compared to a loss of $0.4 million for the nine months ended January 27, 2018. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 26, 2019, our funded backlog was approximately $132.5 million.

In addition to our funded backlog, we also had unfunded backlog of $37.7 million as of January 26, 2019. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options, and indefinite delivery, indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

On February 9, 2019, we elected to purchase 632.8 million yen (approximately $5.7 million) of additional shares of HAPSMobile, to increase our ownership in the joint venture from 5% to 10% pursuant to the terms of the HAPSMobile Joint Venture Agreement. We anticipate that the purchase of additional shares will be completed during the three months ending April 30, 2019.

Cash Flows

The following table provides our cash flow data for the nine months ended January 26, 2019 and January 27, 2018 (in thousands):

	Nine Months Ended
	January 26,	January 27,
	2019	2018
	(Unaudited)
Net cash provided by operating activities	$6,897	$31,832
Net cash provided by investing activities	$7,773	$2,950
Net cash (used in) provided by financing activities	$(1,116)	$2,071

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 26, 2019 decreased by $24.9 million to $6.9 million, compared to net cash provided by operating activities of $31.8 million for the nine months ended January 27, 2018. The decrease in net cash provided by operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $57.2 million, largely resulting from increases in accounts receivable and unbilled receivables and retentions primarily due to the timing of revenue recognition and billings, partially offset by an increase in net income from continuing operations of $33.3 million.

Cash Provided by Investing Activities. Net cash provided by investing activities increased by $4.8 million to $7.8 million for the nine months ended January 26, 2019, compared to net cash provided by investing activities of $3.0 million for the nine months ended January 27, 2018. The increase in net cash provided by investing activities was primarily due to proceeds from the sale of our EES Business of $32.0 million, a decrease in equity method investments of $1.9 million and an increase in redemptions of available-for-sale investments of $1.8 million, partially offset by a decrease in net redemptions and purchases of investments of $31.7 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $3.2 million to $1.1 million for the nine months ended January 26, 2019, compared to net cash provided by financing activities of $2.1 million for the nine months ended January 27, 2018. The increase in cash used in financing activities was primarily due to a decrease in cash provided from the exercise of employee stock options of $2.6 million.

Contractual Obligations

During the three and nine months ended January 26, 2019, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2018.

Off-Balance Sheet Arrangements

As of January 26, 2019, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1 “Organization and Significant Accounting Policies” to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended January 26, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 26, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 26, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Nawabi was subsequently dismissed as an individual defendant for the racial discrimination and wrongful terminations claims. On August 2, 2018, the defendants filed their answer to the complaint and a demurrer seeking dismissal of the whistle blower retaliation claim against Mr. Nawabi. The defendants filed a supplemental brief in support of the demurrer on October 23, 2018 and a supplemental reply in support of the demurrer on November 20, 2018. On January 23, 2019 the judge granted the demurrer and dismissed Mr. Nawabi as an individual defendant from the whistle blower retaliation claim, the last remaining claim pending against him.  Mr. Anderson is seeking special damages, general damages, punitive damages, attorneys’ fees and other relief the court deems just and proper. We believe the complaint contains legal claims that are without merit and will defend ourselves vigorously.

On February 22, 2019, Webasto Charging Systems, Inc. (“Webasto”) filed a lawsuit against us in Delaware Superior Court, arising from the sale of the EES division to Webasto in June 2018. The lawsuit generally alleges several claims against AeroVironment for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling a minimum of $6.5 million in addition to attorneys’ fees, costs, and punitive damages. Our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. We have not yet been served with the lawsuit, however, we intend to mount a vigorous defense.

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

On June 1, 2018, we entered into an Asset Purchase Agreement (the “Purchase Agreement”) with Webasto Charging Systems, Inc. (“Webasto”), pursuant to which Webasto agreed to acquire certain properties, assets and rights used or previously held for use in connection with our EES Business. On June 29, 2018, we and Webasto entered into a Side Letter Agreement related to the Purchase Agreement (the “Letter Agreement”), pursuant to which we and Webasto agreed that the purchase price to be paid by Webasto to us at the closing of the transactions contemplated by the Purchase Agreement would be reduced by $6.5 million (the “Holdback Amount”) at closing, with such balance payable when we tendered certain consents of specified EES Business customers to Webasto. On June 29, 2018, we closed our disposition of the EES Business pursuant to the Purchase Agreement. As of March 1, 2019, we had not yet received the Holdback Amount from Webasto.

On February 22, 2019, Webasto filed a lawsuit alleging several claims against us for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall.  Webasto seeks to recover the costs of the recall and other damages totaling a minimum of $6.5 million in addition to attorneys’ fees, costs, and punitive damages.  Webasto also alleges that we did not meet the requirements to receive the Holdback Amount.

We also continue to provide transition services and other support to Webasto in connection with its acquisition of our EES Business, our post-closing activities and obligations under the Purchase Agreement and related transaction agreements.  Our provision of the transition services and activities related to defending the lawsuit may disrupt our sales and marketing or other business activities, including our relationships with customers, suppliers and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. Further, in the event that we do not receive the Holdback Amount from Webasto or otherwise incur any further liabilities pursuant to the terms of the Purchase Agreement including as a result of the lawsuit, our financial condition and results of operations may be negatively affected and the price per share of our common stock could decline.

We could be the subject of future product liability suits or product recalls, which could harm our business.

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations. Subject to a determination of the appropriateness of any recall, we remain responsible for the non-warranty costs from the recall of completed products we manufactured, sold or serviced prior to closing of our transaction with Webasto. In particular, on August 24, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration that named us as a brand of the affected equipment. To the extent we are obligated under the terms of the Purchase Agreement with Webasto or as a result of the lawsuit filed by Webasto against us seeking costs related to the recall or pursuant to applicable law for all or any portion of the costs incurred in connection with such recall, or any other such recall, our results of operations may be negatively affected.

In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future, regardless of merit. While we maintain insurance coverage for product liability claims, our insurance may be inadequate to cover any such claims. Any successful claim could significantly harm our business, financial condition and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the nine months ended January 26, 2019. As of January 26, 2019, approximately $21.2 million remained authorized for future repurchases under this program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

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

Date: March 5, 2019		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)