Form 10-K
period 2019-04-30
AeroVironment Inc
filed 2019-06-26
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2019
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001‑33261

AEROVIRONMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95‑2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
900 Innovators Way
Simi Valley, CA	93065
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 520‑8350

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVAV	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒                  Accelerated filer ☐Smaller reporting company ☐

Non-accelerated filer   ☐         Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Act). Yes ☐    No ☒

The aggregate market value of the voting stock held by non‑affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 28, 2018 was approximately $1,893.7 million.

As of June 19, 2019, the issuer had 23,942,558 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2019, are incorporated by reference into Part III of this Form 10‑K.

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

•	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting requirements;

•	the impact of potential security and cyber threats;

•	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems;

•	changes in the regulatory environment;
•	our ability to successfully integrate business we acquire;
•	unfavorable results in legal proceedings; and

•	general economic and business conditions in the United States and elsewhere in the world.

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

Item 1.  Business.

Sale of EES Business Segment

On June 29, 2018, we completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (“the EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and AeroVironment.  As of April 30, 2018, we determined that the EES Business met the criterion for classification as an asset held for sale and represented a strategic shift in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

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

Our success with current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government and commercial customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include robotics; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power wireless digital communications; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming, unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; robotic systems autonomy; human-machine interface development; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and tactical missile systems and the delivery of UAS‑related services that provide situational awareness, remote sensing, multi‑band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Our Strategy

As a technology solutions provider, our strategy is to grow our business by developing and acquiring innovative, safe and reliable new solutions that provide customers with valuable capabilities. Delivering these capabilities will enable us to create new markets or market segments, gain market share and grow as market adoption increases. We believe that by introducing new solutions that provide customers with compelling value we are able to create new markets or market segments and then grow our positions within those markets or market segments profitably, instead of entering established, existing markets and competing directly against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

We intend to grow our business by preserving a leadership position in our core UAS and tactical missile systems markets, and by creating new solutions that enable us to create and establish leadership positions in new markets. Key components of this strategy include the following:

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

Deliver innovative new solutions into existing and new markets.  Customer‑focused innovation is the primary driver of our growth. We plan to continue pursuing internal and customer‑funded research and development to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets, and enable us to create new opportunities for growth. We view strategic partnerships as a means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities.

Foster our entrepreneurial culture and continue to attract, develop and retain highly‑skilled personnel.  Our company culture encourages innovation and entrepreneurialism, which helps to attract and retain highly‑skilled professionals. We intend to preserve this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. A core component of our culture is our intent to operate with trust and teamwork in all of our interactions, contributing to a positive work environment and engendering loyalty among our employees and customers.

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

Effectively manage our growth portfolio for long‑term value creation.  Our production and development programs and services present numerous investment opportunities that we believe will deliver long‑term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of other investment opportunities to determine its relative timing and potential, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long‑term value creation, which is a key element of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

Customers

We sell the majority of our UAS and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, and allied governments. We sell our tactical missile systems to organizations within the U.S. government. We also develop High Altitude Pseudo-Satellite (“HAPS”) systems for a commercial customer based in Japan.

During our fiscal year ended April 30, 2019, we generated approximately 28% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 20% of our sales revenue, while purchases by foreign inclusive of foreign military sales made through the DoD, commercial and consumer customers accounted for the remaining 52% of sales revenue during our fiscal year ended April 30, 2019.

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

As of April 30, 2019, we had issued and retained 179 U.S. patents, as well as 67 pending U.S. patent applications; 10 active Patent Cooperation Treaty applications; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

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

For the fiscal years ended April 30, 2019, 2018 and 2017, our internal research and development spending amounted to 11%, 10% and 12%, of our revenue, respectively, and customer‑funded research and development spending amounted to an additional 24%, 20% and 19%, of our revenue, respectively.

Sales and Marketing

Our marketing strategy is based on developing leadership positions in new markets that we create through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve the successful adoption of our solutions. Once we establish a market position we work to maintain our leadership while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, and Wasp, and have several pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales accounted for approximately 52%, 47% and 36%, of our revenue for the fiscal years ended April 30, 2019, 2018 and 2017, respectively.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance; safety; features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand and reputation.

Manufacturing and Operations

We pursue a lean and efficient production strategy across our business, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products, while working to optimize our designs to meet manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We incorporate this input into product designs in an effort to maximize the efficiency and quality of our products while minimizing time to market. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full rate production deliveries while achieving high reliability, quality and yields.

We outsource certain production activities, such as the fabrication of certain aerostructures, the manufacture and assembly of electronic printed circuit boards, payload components, and the production of our Quantix drone, to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on our core expertise of final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. (See “Risk Factors—If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business” for more information.) All of our production systems operate in accordance with our AS9001D registered Quality Management System (QMS), which is focused on continuous improvement in order to increase acceptance rates, reduce lead times and lower cost.

Customer Funded Research and Development

We actively pursue externally funded projects that help us to strengthen our technological capabilities. Our UAS business submits bids to large research customers such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command for projects that we believe have future commercial application. In some cases commercial enterprises may fund our research and development activities, as with our HAPSMobile Inc. development program. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high‑value research and development initiatives, we attempt to limit the volume of customer funded research and development projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

Seasonality

Historically our revenue in the second half of our fiscal years has exceeded our revenue in the first half of our fiscal years. Our revenue was balanced between the first and second halves of fiscal year 2019. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our family of systems to customer specification, customer acceptance and other regulatory requirements.

Raw Materials and Suppliers

Historically, we have not experienced significant delays in the supply or availability of our key raw materials or components provided by our suppliers, nor have we experienced a significant price increase for raw materials or components.  We do not anticipate any such delays or significant price increases in our fiscal year 2020.

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2019	2018	2017
Fixed-price contracts	71%	79%	76%
Cost-reimbursable contracts	28%	21%	23%
Time-and-materials contracts	1%	—%	1%

Employees

As of April 30, 2019, we had 699 full time employees, of whom 254 were in research and development and engineering, 36 were in sales and marketing, 244 were in operations and 165 were general and administrative personnel. We believe that we have a good relationship with our employees.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2019 and 2018, our backlog was approximately $164.3 million and $164.4 million, respectively. We expect that approximately 92% of our backlog will be filled during our fiscal year ending April 30, 2020.

In addition to our backlog, we had unfunded backlog of  $45.2 million and $58.1 million as of April 30, 2019 and 2018, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one‑year options, and indefinite delivery, indefinite quantity, or IDIQ contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ‑type contract for small UAS because that contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive all task orders issued against the contract.

Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire, are renewed, or new contracts are awarded. A portion of our contracts, specifically our IDIQ contracts, do not obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not they are funded, may be terminated at the convenience of the U.S. government.

Other Information

AeroVironment, Inc. was originally incorporated in California in July 1971 and reincorporated in Delaware in 2006.

Our principal executive offices are located at 900 Innovators Way, Simi Valley, California 93065. Our telephone number is (805) 520‑8350. Our website home page is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

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

Our Business

Our UAS business addresses the increasing economic and security value of network‑centric intelligence, surveillance and reconnaissance (“ISR”), communications, remote sensing and effects delivery with innovative UAS and tactical missile system solutions.

Industry Background

Small UAS

The defense market for small UAS has grown significantly since the early 2000s driven largely by the demands associated with the global threat environment and resulting procurement by military customers, the early adopters for this technology. Small UAS now represent an accepted and enduring capability for the military. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations, to operate effectively in a counterinsurgency threat environment. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator,  Sky Warrior,  Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE, and Puma AE, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.”

Small UAS can provide real‑time observation and communication capabilities to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, significant growth in the number of entities developing small UAS solutions for markets such as precision agriculture is taking place.

Tactical Missile Systems

The development of weapons capable of rapid deployment and precision strike that also minimize the risk to surrounding civilians, property and operators has accelerated due to advances in enabling technologies. Weapons such as laser‑guided missiles, “smart” bombs and GPS‑guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a hostile target, their ability to employ a precision weapon system quickly and easily can mean the difference between mission success and failure. A rapidly deployable solution could address emerging requirements beyond ground engagements for use in other types of missions and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, man‑portable delivery system provides warfighters with a valuable and more cost‑effective alternative to existing munition and missile systems.

High-Altitude Pseudo-Satellite, or HAPS, UAS

We believe a market opportunity exists for HAPS UAS that can fly for months at a time to provide continuous remote sensing and communications in an affordable manner over great distances. Existing solutions such as terrestrial cellular towers, communications satellites and manned and unmanned aircraft address some of the emerging demand for this capability, but do so at relatively high financial and resource costs. Next generation mobile telephony, referred to as 5G, can use higher frequencies than those currently employed by 4G and LTE networks.  These higher frequencies are not capable of traveling large distances as compared to the frequencies associated with existing networks.  As a result, 5G deployment requires the installation of a large number of base stations and cellular towers to complement existing infrastructure, resulting in a significant investment of time, resources and capital. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but they operate more than 20,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide, introducing latency in communications signals and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. A new category of constellations consisting of a large number of very small and low earth orbiting satellites is proposed to provide a lower cost alternative with more ubiquitous coverage for reconnaissance and communication, but has yet to be deployed in meaningful quantities and may not be capable of providing the uninterrupted service and quality required by commercial mobile carriers.  High-altitude balloons carrying communication payloads are subject to wind direction and speed, and therefore may not be able to deliver the continuous, uninterrupted service and connection quality required by commercial mobile carriers. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest without gaps in availability while carrying a communications or observation payload could help to satisfy this need.

Our Solutions

We supply our UAS products and services to multiple customers within and outside of the United States.

Small UAS Products

Our small UAS, including Raven, Wasp AE, and Puma AE, are designed to operate reliably at very low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information. Military forces employ our small UAS to deliver ISR and communications, including real‑time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. In commercial applications, we operate our small UAS as part of a turnkey information solution to deliver advanced analysis that can reduce customers’ costs, enhance their safety and increase their revenue. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro‑optical, infrared or other sensors directly to a hand‑held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our Quantix data collection drone generates a volume of high-resolution data significantly larger than wireless bandwidth can accommodate, requiring the transfer of data once the air vehicle has landed. With the exception of Quantix, our ground control systems allow the operator to control the aircraft by programming it for GPS‑based autonomous navigation using operator‑designated way‑points, or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user‑friendly, intuitive user interface. All of our fixed wing small UAS currently in production for military customers operate from our common ground control system. Our Quantix system plots its own flight path and launches, flies and lands autonomously to complete its mission.

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

In military applications, our small UAS provide forward aerial observation capabilities that enable tactical commanders to observe around the next corner, to the next intersection or past a ridgeline in real‑time. This information facilitates faster, safer movement through urban, rural and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive to attack. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical operational altitudes of 200 to 300 feet above ground level, the result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets in large quantities directly to warfighters.

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

(1)

Represents point‑to‑point minimum customer‑mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our digital data links (“DDL”) relay can enable operational modes that can extend range significantly.

The ground control system serves as the primary interface between the operator and our small UAS designed for defense applications, and allows the operator to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real‑time, streaming video and metadata. Our common ground control system interfaces with each of our air vehicles, providing a common user interface with each of our air vehicles. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers’ hands.

Our line of miniature gimbaled sensor payloads provides small UAS operators with enhanced observation and target tracking functionality. Our DDL is integrated into Puma AE, Raven and Wasp AE systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL offer many more channels as compared to our analog link, increasing the number of air vehicles that can operate in a given geographic area. Additionally, our DDL enables each air vehicle to operate as an Internet‑Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability enables beyond line‑of‑sight operation of our small UAS, further enhancing their value proposition to our customers.

Tactical Missile Systems Products

Our tactical missile systems consist of tube-launched aircraft that deploy with the push of a button, fly at higher speeds than our small UAS, and perform either effects delivery or reconnaissance missions.  Switchblade, the first of our tactical missile systems products, can be transported in its launch tube, within a backpack, and deployed within minutes to defend against lethal threats such as snipers and mortar launchers.  With a high level of precision, including a customized warhead, wave-off, loiter and re-engagement capabilities, Switchblade can neutralize a target rapidly and accurately without causing collateral damage. Furthermore, because it streams live electro-optical and thermal video to its operator, Switchblade can be called off in the final moments prior to a strike should the situation require, minimizing damage to non-combatants.  Blackwing, a variant of Switchblade, launches from a submerged submarine and carries extra batteries instead of a warhead, providing longer flight time for reconnaissance operations.

Support Services

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

Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key UAS technological capabilities:

•	robotics technologies;

•	sensor design, development, miniaturization and integration;
•	embedded software and firmware, analytics processing, database systems, web, desktop and mobile applications, standards-based interfaces;
•	miniature, low power wireless digital communications;

•	lightweight, low speed aerostructures and aerodynamic design;

•	high-altitude long-endurance systems design, integration and flight operations
•	machine vision, machine learning, advanced auto flight control, auto target recognition, autonomous mission planning and teaming
•	low SWaP (Size, Weight and Power) system design and integration
•	manned-unmanned teaming, unmanned-unmanned teaming;
•	power electronics and electric propulsion systems;
•	efficient electric power conversion, storage systems and high‑density energy packaging;
•	controls and systems integration;
•	vertical takeoff and landing flight, fixed‑wing flight and hybrid flight unmanned aircraft systems;

•	image stabilization and target tracking;

•	advanced flight control systems;

•	fluid dynamics;
•	robotic systems autonomy;
•	human-machine interface development; and

•	integrated mission solutions for austere environments.

Three of our UAS and tactical missile systems development initiatives are described below:

Tactical Missile System Variants.  We pioneered our first rapidly deployable, high‑precision tactical missile system, named Switchblade, for use by defense ground forces. Switchblade is now deployed by the U.S. military to provide force protection to its troops overseas in combat operations. During a multitude of demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants of Switchblade for new customers and applications, including deployment from sea and air vehicles. Blackwing, a submarine-launched reconnaissance system, represents one of the variants. Other variants have transitioned into production and sale to U.S. customers. We believe these new variants have the potential to expand our tactical missile systems opportunities significantly.

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

HAPS Unmanned Aircraft Systems.  Building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS, in fiscal year 2018 we established a joint venture with SoftBank Corp. to create a global broadband and telecommunications company to demonstrate and deploy HAPS UAS around the world. As of April 30, 2019, AeroVironment owned a 10% share of HAPSMobile Inc., while SoftBank owned a majority share of 90%. During the first fiscal quarter of fiscal year 2020, our ownership was diluted to approximately 5%. The joint venture is funding AeroVironment’s development and demonstration of solar-powered HAPS UAS.  AeroVironment possesses exclusive rights to manufacture and supply the solar HAPS UAS developed by the joint venture to HAPSMobile Inc., subject to meeting contractual performance criteria.  HAPSMobile Inc. possesses exclusive rights to market the solar HAPS UAS for commercial markets globally, while AeroVironment possesses exclusive rights to market the solar HAPS UAS for non-commercial markets globally, with the exception of Japan.

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

Manufacturing and Operations

Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. We have the manufacturing infrastructure to produce UAS products at rates higher than our historical volumes, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low‑rate production of large UAS. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization, or ISO certification for Quality Management, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. Our 9001:2019 + AS9100D certified manufacturing facilities are designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2019 + AS9100D refers to a set of voluntary standards for quality management systems. The 9001:2019 standards are established by the ISO to govern quality management systems used worldwide. We are regularly independently audited and certified to be compliant to by a third party, accredited registrar. Accreditation of SAI Global, our third party registrar is by the ANSI National Accreditation Board. These audits performed as part of certification evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

Competition

The market for defense small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., FLIR Systems, Inc., L3 Technologies, Inc., and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and its derivatives, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front‑line ground forces and are not hand‑launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers could emerge as their capabilities increase and their prices remain low relative to existing defense solutions, which could result in some level of military consideration even if such drones do not meet traditional military performance or security specifications.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors are pursuing this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation. Some internet technology companies have acquired small firms that focus on this type of capability and represent potential future competitors. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Loon LLC is pursuing the deployment of lighter-than-air high altitude balloons without propulsion to create networks that can provide connectivity. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Orbital Sciences Corporation. Companies pursuing Low Earth Orbit, or LEO, micro or cubesat satellite constellations for global communication and remote sensing include Amazon, OneWeb, SpaceX and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

The market for tactical missile systems is in an early stage of development, but it is evolving rapidly. Competitors in this market include Textron Inc., Raytheon Company and Lockheed Martin Corporation.

The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly, generating a great deal of interest as government regulations evolve to accommodate commercial UAS operations in the National Airspace System and in the airspace systems of other countries. Given the breadth of applications and the diversity of industries that could benefit from UAS technology, a growing number of potential competitors in this market include consumer drone manufacturers such as Dà-Jiāng Innovation, who seek to enhance their systems’ capabilities over time; other small UAS manufacturers, including large aerospace companies such as Lockheed Martin Corporation, and drone and aerial surveying and mapping service providers such as PrecisionHawk, Sentera and SlantRange; ground‑based surveying and mapping service providers; satellite imagery providers; and specialty system manufacturers, software as a service and other service providers aiming to address specific market segments. The emerging non‑military market is attracting numerous additional competitors and significant venture capital funding given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start‑up companies providing low cost solutions.

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

On June 21, 2016 the FAA released its final rules that allow routine use of certain small UAS in the U.S. National Airspace System. The FAA rules, which went into effect in August 2016, provide safety rules for small UAS (under 55 pounds) conducting non‑recreational operations. The rules limit flights to visual‑line‑of‑sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones as per the Part 107 specifications.  These regulations continue to evolve to accommodate the integration of UAS into the national airspace system for commercial applications, including HAPS UAS.

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

Historically, we have derived a significant portion of our total sales and substantially all of our small UAS sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor, represented approximately 58% of our revenue for the fiscal year ended April 30, 2019. The DoD, our principal U.S. government customer, accounted for approximately 46% of our revenue for the fiscal year ended April 30, 2019. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Budget Control Act of 2011 and its subsequent amendments, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Additionally, if annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., FLIR Systems, Inc., L3 Technologies, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and related products, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front‑line ground forces, and are not hand launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. The HAPS UAS market is in an early stage of development and our HAPS UAS faces competition from several aerospace and defense contractors and internet technology companies pursuing the high altitude long endurance UAS market for global communication and remote sensing, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation, and competition from companies pursuing alternative solutions for this market such as Lockheed Martin Corporation and Northrop Grumman Corporation with airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) and companies pursuing conventional satellites and Low Earth Orbit, or LEO, micro or cubesat satellite constellations. Our tactical missile systems business faces competition from competitors including Textron Inc., Raytheon Company and Lockheed Martin Corporation.

Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set‑aside programs for which we are ineligible. The market for small UAS and services is expanding, and competition intensifying as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well‑financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

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

We derived approximately 52% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2019 compared to 47% for the fiscal year ended April 30, 2018. We expect to continue to derive an increasing portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

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

We must comply with U.S. and other laws regulating the export of our products. In some cases, explicit authorization from the relevant U.S. government authorities is needed to export our products. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that our compliance controls may be ineffective. We have voluntarily disclosed export violations to the U.S. Department of State, a number of which are currently under review by the department. The U.S. Department of State has imposed significant fines, penalties and sanctions, including suspension of export privileges, on companies that have violated the export laws. If the State Department determines that the conduct in our voluntary disclosures warrants the imposition of significant fines, penalties or sanctions, it could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

If we are unable to manage the increasing complexity of our business or achieve or manage our expected growth, our business could be adversely affected.

The complexity of our business has increased significantly over the last several years. We have expanded the number of business areas being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales and added commercial services and formed a joint venture with SoftBank Corp. to develop HAPS UAS.  We also acquired Pulse Aerospace, LLC, a Kansas-based developer of UAS capable of vertical take-off and landing (VTOL), in June 2019. These have increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

Until recently, we have focused on selling our small UAS to the U.S. military. We have, however, expanded our small UAS sales into other government and commercial markets, including the launch of our Quantix data collection drone and AV DSS for agriculture operations, and formed a joint venture with SoftBank Corp. to develop HAPS UAS for global communication and remote sensing applications. Our efforts to expand our product offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $34.2 million, or 11% of our revenue, in our fiscal year ended April 30, 2019 on research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer‑directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed‑price contracts (including both government and commercial contracts) represented approximately 71% of our revenue for the fiscal year ended April 30, 2019. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed‑price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost‑plus‑fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

We maintain a variety of parts and components in inventory to allow us to customize our UAS products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long‑lead time for obtaining certain UAS product components and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write‑downs of finished products and materials on‑hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders.

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

Urban environments may present certain challenges to the operators of UAS. UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS in general. As the usage of UAS has increased, particularly by military customers, the danger of such collisions has increased. Furthermore, the incorporation of our DDL technology into our small UAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and consequently materially harm our business and operating results.

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

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations. Subject to a determination of the appropriateness of any recall, we remain responsible for the non-warranty costs from the recall of completed products we manufactured, sold or serviced prior to closing of the sale of our EES Business to Webasto. In particular, on August 24, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration (“NHTSA”) that named us as a brand of the affected equipment. To the extent we are obligated under the terms of the Purchase Agreement with Webasto or as a result of the lawsuit filed by Webasto against us seeking costs related to the recall or pursuant to applicable law for all or any portion of the costs incurred in connection with such recall, or any other such recall, our results of operations may be negatively affected.

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

We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.

We are subject to various legal proceedings and claims, including a lawsuit filed by a former employee alleging claims arising out of the termination of his employment and a lawsuit filed by Webasto alleging several claims against us arising out of or related to our sale of our EES Business to Webasto in June 2018 and the NHTSA recall.  Additional lawsuits may arise in the future.  Occasionally we are also involved in governmental inquiries and investigations and administrative and regulatory proceedings.  Our activities relating to defending and responding to any such proceedings may result in substantial legal expenses, may disrupt our sales and marketing or other business activities, including our relationships with our customers, suppliers, employees and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance.  The results of any such proceedings are unpredictable.  We record accruals for liabilities where we believe a loss is probable and reasonably estimable, however, our actual losses may differ significantly from our estimates.  An adverse or unfavorable resolution of any proceedings against us could have a material impact on our financial position, cash flows and results of operations.

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

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our Board of Directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of April 30, 2019.  We currently invest the majority of our cash in U.S. government securities, U.S. government agency securities, municipal bonds and high-grade corporate bonds, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation, or the FDIC. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of operations.

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

In June 2019, we consummated the acquisition of Pulse Aerospace, LLC, a Kansas based developer of VTOL UAS. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions, including the acquisition of Pulse Aerospace, involve numerous risks, any of which could harm our business, including the following:

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

Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

In connection with our business, we receive, collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission, or FTC, and various state, local and foreign bodies and agencies. We also execute confidentiality agreements with various parties under which we are required to protect their confidential information.

The United States federal and various state and foreign governments have adopted or proposed limitations on the collection, distribution, use and storage of personal information of individuals, including end-customers and employees. In the United States, the FTC and many state attorneys general are applying federal and state consumer protection laws to the online collection, use and dissemination of data. Additionally, many foreign countries and governmental bodies, and other jurisdictions in which we operate or conduct our business, have laws and regulations concerning the collection and use of personal information obtained from their residents or by businesses operating within their jurisdiction. These laws and regulations often are more restrictive than those in the United States. Such laws and regulations may require companies to implement new privacy and security policies, permit individuals to access, correct and delete personal information stored or maintained by such companies, inform individuals of security breaches that affect their personal information, and, in some cases, obtain individuals’ consent to use personal information for certain purposes.

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, in June 2018, California passed the California Consumer Privacy Act, or CCPA, which provides new data privacy rights for consumers and new operational requirements for companies effective in 2020. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation, or GDPR, which imposes more stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Although we are working to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audit of our 2010 incurred cost claim was settled in April 2016 without payment of any consideration. Our incurred cost claims for fiscal years 2011 through 2014 were accepted as submitted during the fiscal year ended April 30, 2017. Our 2016 and 2017 rates claims were accepted without audit during the fiscal year ended April 30, 2019 without payment of any consideration. At April 30, 2019 we had $0.1 million reserved for open incurred cost claim audits. In addition, non‑audit reviews or investigations by the government may still be conducted on all of our government contracts.

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

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. In December 2015, DCMA concluded that our purchasing system was not approved.  In an April 2016 follow-up review the DCMA approved our purchasing system. The purchasing systems was reviewed and approved again in January 2019. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice or DOJ, or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost‑based U.S. government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we believe we have procedures in place to comply with these regulations and requirements, the regulations and requirements are complex and change frequently. Our or our agents’ failure to comply with these regulations and requirements under certain circumstances could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to receive other U.S. government contract awards in the future.

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

As of June 19, 2019, our directors, executive officers and their affiliates collectively beneficially owned 2,642,163 shares, or approximately 11%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then‑prevailing market price for shares of our common stock.

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

Item 1B.  Unresolved Staff Comments.

None.

Item 2.   Properties.

All of our facilities are leased. Our corporate headquarters are located in Simi Valley, California where we lease approximately 85,000 square feet under an agreement expiring in May 2020. We also lease an additional 105,000 square feet of space in Simi Valley, California, which lease expires in 2022, and approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2023, used to design, engineer, test and manufacture UAS.  We also lease other facilities in California, Alabama, Kansas, Massachusetts and Virginia that are used for administration, research and development, logistics and manufacturing. We believe that our facilities are adequate to meet our needs for the foreseeable future.

In January 2019 we exercised our one-time right of early termination to terminate our lease for our facilities in Monrovia, California effective January 15, 2020.  All operations and personnel located at the Monrovia facilities will be transferred to our other facilities in Simi Valley, California.

Item 3.  Legal Proceedings.

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Nawabi was subsequently dismissed as an individual defendant from all claims in the lawsuit. The case is currently proceeding through discovery, including depositions. Mr. Anderson is seeking special damages, general damages, punitive damages, attorneys’ fees and other relief the court deems just and proper. We believe the complaint contains legal claims that are without merit and will defend ourselves vigorously.

On February 22, 2019, Webasto Charging Systems, Inc. (“Webasto”) filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES division to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction.  On May 20, 2019 we filed a motion to dismiss certain claims regarding the recall and claims related to Webasto’s post-closing cancellation of an assigned contract.  A hearing regarding the motion is scheduled for July 17, 2019. Our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. We intend to mount a vigorous defense.

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

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 19, 2019, the closing sales price of our common stock as reported on the NASDAQ Global Select Market where it trades under the symbol AVAV was $61.90 per share. As of June 19, 2019, there were 66 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2014 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2014	2015	2016	2017	2018	2019
AeroVironment Stock	100	76	86	85	161	203
Russell 2000 Index	100	108	100	124	138	141
SPADE Defense Index	100	115	115	142	178	197

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

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations.  Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors.  We did not repurchase any shares during the fiscal year ended April 30, 2019. As of April 30, 2019, approximately $21.2 million remained authorized for future repurchases under this program.

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

Data” of this Annual Report in order to understand fully factors that may affect the comparability of the financial data presented below.

	Year Ended April 30,
	2019	2018	2017	2016(1)	2015(1)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$314,274	$268,424	$233,105	$233,738	$220,951
Net income from continuing operations attributable to AeroVironment	$41,912	$21,750	$17,701	$15,393	$11,682
Earnings per common share from continuing operations attributable to AeroVironment:
Basic	$1.77	$0.93	$0.77	$0.67	$0.51
Diluted	$1.74	$0.91	$0.76	$0.67	$0.50
Weighted average common shares outstanding (basic):	23,663	23,471	23,059	22,936	22,869
Weighted average common shares outstanding (diluted):	24,072	23,814	23,308	23,153	23,146
Balance Sheet Data
Total assets	$508,844	$473,418	$433,831	$410,393	$397,467
Capital lease obligations, current portion	$—	$161	$288	$390	$—
Capital lease obligations, net of current portion	$—	$—	$161	$449	$—
Other long-term obligations	$1,403	$2,274	$2,083	$2,339	$1,712

(1)	Amounts prior to 2017 do not reflect impact of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

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

On June 29, 2018, we completed the sale of substantially all of the assets and related liabilities of our former EES Business to Webasto pursuant to the Purchase Agreement between Webasto and us.  We determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represented a strategic shift in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

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

The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include robotics; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power wireless digital communications; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming, unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; robotic systems autonomy; human-machine interface development; and integrated mission solutions for austere environments.

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

Revenue

We generate our revenue primarily from the sale, support and operation of our small UAS and tactical missile systems. Support for our small UAS customers includes training, spare parts, product repair, product replacement, and the customer‑contracted operation of our small UAS by our personnel. We refer to these support activities, in conjunction with customer‑funded research and development (“R&D”), as our services operation. We derive most of our small UAS revenue from fixed‑price and cost‑plus‑fee contracts with the U.S. government and allied foreign governments.

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

Research and Development Expense

R&D is an integral part of our business model. We normally conduct significant internally funded R&D. Our R&D activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions.

Other Income and Expenses

Other income and expenses includes a one-time gain from a litigation settlement,  income from transition services performed on behalf of the buyer of the discontinued EES business, interest income, interest expense, amortization of capital lease payments, changes in fair value of certain financial investments, and gains resulting from the purchase of a controlling interest in an entity formerly accounted for under the equity method.

Income Tax Expense

Our effective tax rates are lower than the statutory rates primarily due to research and development tax credits. Our effective tax rate for the fiscal year ended April 30, 2018 was also impacted by the Tax Cut and Jobs Act of 2017.

Equity Method Investment Loss, Net of Tax

Equity method investment loss, net of tax, includes equity method gain or loss related to the HAPSMobile Inc. joint venture we formed in December 2017 with Softbank Corp, and our investment in Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) prior to obtaining a controlling interest on February 1, 2017.

Loss from Discontinued Operations, Net of Tax

On June 29, 2018, we completed the sale of substantially all of the assets and related liabilities of our former EES Business to Webasto pursuant to the Purchase Agreement between Webasto and us.  We determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represented a strategic shift in our operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

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

Revenue Recognition

Significant management judgments and estimates must be made and used in connection with the recognition of revenue in any accounting period. Material differences in the amount of revenue in any given period may result if these judgments or estimates prove to be incorrect or if management’s estimates change on the basis of development of the business or market conditions. Management judgments and estimates have been applied consistently and have been reliable historically. We believe that there are two key factors which impact the reliability of management’s estimates. The first of those key factors is that the terms of our contracts are typically less than six months. The short‑term nature of such contracts reduces the risk that material changes in accounting estimates will occur on the basis of market conditions or other factors. The second key factor is that we have hundreds of contracts in any given accounting period, which reduces the risk that any one change in an accounting estimate on one or several contracts would have a material impact on our consolidated financial statements.

The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. These contracts may be fixed price, cost‑reimbursable, or time and materials. We account for all revenue contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). A performance obligation is a promise in a contract to transfer distinct goods or services to a customer, and it is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when each performance obligation under the terms of a contract is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services. When the standalone selling price is not directly observable, we use its best estimate of the standalone selling price of each distinct good or service in the contract using the cost plus reasonable margin approach.

Our performance obligations are satisfied over time or at a point in time. Revenue for TMS product deliveries and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our small UAS product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in the estimated costs to complete for all types of contracts are recognized on a cumulative catch‑up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2019, 2018 and 2017, changes in accounting estimates on fixed‑price contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2019, 2018 and 2017, favorable and unfavorable cumulative catch‑up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2019	2018	2017

Gross favorable adjustments	$1,190	$1,643	$46
Gross unfavorable adjustments	(1,308)	(2,310)	(275)
Net adjustments	$(118)	$(667)	$(229)

For the year ended April 30, 2019, favorable cumulative catch‑up adjustments of $1.2 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch‑up adjustments of $1.3 million were primarily related to higher than expected costs on 14 contracts, which individually were not material.

For the year ended April 30, 2018, favorable cumulative catch‑up adjustments of $1.6 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch‑up adjustments of $2.3 million were primarily related to higher than expected costs on six contracts. During the year ended April 30, 2018, we revised our estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.3 million.

For the year ended April 30, 2017, favorable cumulative catch‑up adjustments of $46,000 were primarily due to final cost adjustments on 12 contracts, which individually were not material. For the same period, unfavorable cumulative catch‑up adjustments of $0.3 million were primarily related to higher than expected costs on five contracts, which individually were not material.

Inventories and Reserve for Excess and Obsolescence

Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. Inventory reserves are also provided to cover risks arising from slow‑moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions. We may be required to record additional inventory write‑downs if actual market conditions are less favorable than those projected by our management.

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

Long‑Term Incentive Awards

For our outstanding long-term incentive plans as of April 30, 2019, we grant long-term incentive awards and we establish a target payout at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon our achievement of such targets. Payouts of performance awards are made in shares of restricted stock which become immediately vested upon issuance.

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

	Fiscal Year Ended April 30,
	2019		2018		2017
Revenue	$314,274	100%	$268,424	100%	$233,105	100%
Cost of sales	185,871	59%	160,739	60%	136,232	58%
Gross margin	128,403	41%	107,685	40%	96,873	42%
Selling, general and administrative	60,343	19%	50,826	19%	47,642	20%
Research and development	34,234	11%	26,433	10%	28,465	12%
Income from continuing operations	33,826	11%	30,426	11%	20,766	9%
Interest income, net	4,672	1%	2,240	1%	1,618	1%
Other income (expense), net	11,980	4%	(49)	—%	172	0%
Income from continuing operations before income taxes	50,478	16%	32,617	12%	22,556	10%
Income tax expense	4,641	1%	9,800	4%	4,758	2%
Equity method investment loss, net of tax	(3,944)	(1)%	(1,283)	—%	(119)	—%
Net income from continuing operations	41,893	13%	21,534	8%	17,679	8%
Gain on sale of business, net of tax	8,490	3%	—	—%	—	—%
Loss from discontinued operations, net of tax	(2,964)	(1)%	(3,887)	(1)%	(4,601)	(2)%
Net income	47,419	15%	17,647	7%	13,078	6%
Net loss attributable to noncontrolling interest	19	—%	216	—%	22	—%
Net income attributable to AeroVironment	$47,438	15%	$17,863	7%	$13,100	6%

Fiscal Year Ended April 30, 2019 Compared to Fiscal Year Ended April 30, 2018

Revenue.  Revenue for the fiscal year ended April 30, 2019 was $314.3 million, as compared to $268.4 million for the fiscal year ended April 30, 2018, representing an increase of $45.9 million, or 17%. The increase in revenue was due to an increase in service revenue of $25.5 million and an increase in product deliveries of $20.4 million. The increase in service revenue was primarily due to an increase in customer-funded R&D work of $23.9 million predominantly associated with our design and development agreement with HAPSMobile, partially offset by a decrease in tactical missile systems and tactical missile system variant programs, and an increase in sustainment activities in support of tactical missile system product deliveries. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS to international customers and to customers within the U.S. government and an increase in tactical missile systems revenue from customers within the U.S. government.

Cost of Sales.  Cost of sales for the fiscal year ended April 30, 2019 was $185.9 million, as compared to $160.7 million for the fiscal year ended April 30, 2018, representing an increase of $25.1 million, or 16%. The increase in cost of sales was a result of an increase in service costs of sales of $21.0 million and an increase in product cost of sales of $4.1 million. The increase in service costs of sales was primarily due to the increase in service revenue. The increase in product costs was primarily due to the increase in product deliveries and an increase in inventory reserve charges largely related to our commercial Quantix product. As a percentage of revenue, cost of sales decreased from 60% to 59%, primarily due to a favorable product mix, partially offset by an increase in inventory reserve charges and an unfavorable service mix.

Gross Margin.  Gross margin for the fiscal year ended April 30, 2019 was $128.4 million, as compared to $107.7 million for the fiscal year ended April 30, 2018, representing an increase of $20.7 million, or 19%. The increase in gross margin was primarily due to an increase in product margins of $16.3 million and an increase in service margins of $4.4 million. The increase in product margins was primarily due to the increase in product deliveries, partially offset by an increase in inventory reserve charges largely related to our commercial Quantix product. The increase in services margins was primarily due to the increase in customer-funded R&D revenue. As a percentage of revenue, gross margin increased from 40% to 41%, primarily due to a favorable product mix, partially offset by an increase in inventory reserve charges and an unfavorable service mix.

Selling, General and Administrative.  SG&A expense for the fiscal year ended April 30, 2019 was $60.3 million, or 19% of revenue, compared to SG&A expense of $50.8 million, or 19% of revenue, for the fiscal year ended April 30, 2018. The increase in SG&A expense was primarily due to an impairment charge related to the long-lived assets of our commercial Quantix product, an increase in corporate development expenses primarily related to the sale of our EES business, an increase in costs incurred related to the transition services agreement with Webasto, and an increase in employee-related expenses, partially offset by a decrease in legal expenses, a decrease in amortization expense, and a decrease in bad debt expense.

Research and Development.  R&D expense for the fiscal year ended April 30, 2019 was $34.2 million, or 11% of revenue, compared to R&D expense of $26.4 million, or 10% of revenue, for the fiscal year ended April 30, 2018. R&D expense increased primarily due to increased development activities for certain strategic initiatives.

Interest Income, net.  Interest income, net for the fiscal year ended April 30, 2019 was $4.7 million, compared to $2.2 million for the fiscal year ended April 30, 2018. The increase in interest income was primarily due to an increase in the average interest rates earned on our investments portfolio.

Other Income (Expense), net.  Other income, net for the fiscal year ended April 30, 2019 was $12.0 million, as compared to other expense, net of $49,000 for the fiscal year ended April 30, 2018. The increase in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with the buyer of our former EES Business.

Income Taxes.  Our effective income tax rate was 9.2% for the fiscal year ended April 30, 2019, as compared to 30.0% for the fiscal year ended April 30, 2018. The provision for income taxes for the fiscal year ended 2018 included the impact of the Tax Cut and Jobs Act of 2017, inclusive of a reduction in the blended fiscal year 2018 federal statutory tax rate from 35% to 30.4% and a $3.3 million one-time expense resulting from the remeasurement of our deferred tax assets and liabilities.

Equity method investment loss, net of tax.  Equity method investment loss, net of tax for the fiscal year ended April 30, 2019 was $3.9 million, as compared to equity method investment loss, net of $1.3 million for the fiscal year ended April 30, 2018. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017 and our increase to 10% ownership in March 2019 which was diluted to approximately 5% during the first fiscal quarter of fiscal year 2020.

Gain on sale of a business, net of tax.    Gain on sale of a business, net of tax for fiscal 2019 was $8.5 million and resulted from the sale of our EES business.

Loss from discontinued operations, net of tax.  Loss from discontinued operations, net of tax for the fiscal year ended April 30, 2019 was a loss of $3.0 million as compared to a loss from discontinued operations, net of tax of $3.9 million for the fiscal year ended April 30, 2018. The loss from discontinued operations, net of tax relates to the results of our EES Business.

Fiscal Year Ended April 30, 2018 Compared to Fiscal Year Ended April 30, 2017

Revenue.    Revenue for the fiscal year ended April 30, 2018 was $268.4 million, as compared to $233.1 million for the fiscal year ended April 30, 2017, representing an increase of $35.3 million, or 15%. The increase in revenue was due to an increase in product deliveries of $32.8 million and an increase in service revenue of $2.5 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS to international customers and to customers within the U.S. government and product deliveries of tactical missile systems to customers within the U.S.

government. The increase in service revenue was primarily due to an increase in customer-funded R&D work of $9.2 million, predominantly associated with our design and development agreement with HAPSMobile, partially offset by a decrease in tactical missile systems and tactical missile system variant programs and a decrease in sustainment activities in support of tactical missile system product deliveries.

Cost of Sales.    Cost of sales for the fiscal year ended April 30, 2018 was $160.7 million, as compared to $136.2 million for the fiscal year ended April 30, 2017, representing an increase of $24.5 million, or 18%. The increase in cost of sales was a result of an increase in product cost of sales of $20.4 million and an increase in service costs of sales of $4.2 million. The increase in product costs was primarily due to the increase in product deliveries and an increase in inventory reserve charges.  The increase in service costs of sales was primarily due to the increase in service revenue and the increase in the proportion of customer-funded R&D revenue to total service revenue. As a percentage of revenue, cost of sales increased from 58% to 60%, primarily due to unfavorable mix in both products and services and an increase in inventory reserve charges.

Gross Margin.  Gross margin for the fiscal year ended April 30, 2018 was $107.7 million, as compared to $96.9 million for the fiscal year ended April 30, 2017, representing an increase of $10.8 million, or 11%. The increase in gross margin was primarily due to an increase in product margins of $12.4 million, partially offset by a decrease in service margins of $1.6 million. The increase in product margins was primarily due to the increase in product deliveries, partially offset by an increase in inventory reserve charges. The decrease in services margins was primarily due to the increase in the proportion of customer-funded R&D revenue to total service revenue, partially offset by the increase in service revenue. As a percentage of revenue, gross margin decreased from 42% to 40%, primarily due to an unfavorable mix in both products and services and an increase in inventory reserve charges.

Selling, General and Administrative.    SG&A expense for the fiscal year ended April 30, 2018 was $50.8 million, or 19% of revenue, compared to SG&A expense of $47.6 million, or 20% of revenue, for the fiscal year ended April 30, 2017. The increase in SG&A expense was primarily due to an increase in bonus expense associated with our fiscal 2018 financial results, the recording of impairment charges related to the identifiable intangible assets and goodwill of Altoy during the three months ended October 28, 2017, an increase in bad debt expense and an increase in legal expenses, partially offset by a decrease in sales commission expense as a result of a decrease in the number of international small UAS contracts under which we utilized sales agents.

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

Income Taxes.    Our effective income tax rate was 30.0% for the fiscal year ended April 30, 2018, as compared to 21.1% for the fiscal year ended April 30, 2017. The provision for income taxes for the fiscal year ended 2018 included the impact of the Tax Cut and Jobs Act of 2017, inclusive of a reduction in the blended fiscal year 2018 federal statutory tax rate from 35% to 30.4% and a $3.3 million one-time expense resulting from the remeasurement of our deferred tax assets and liabilities.

Equity method investment loss, net of tax.    Equity method investment loss, net of tax for the fiscal year ended April 30, 2018 was $1.3 million, as compared to equity method investment loss, net of $0.1 million for the fiscal year ended April 30, 2017. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017. Equity method investment loss, net of tax for the fiscal year ended April 30, 2017 related to our investment in Altoy prior to obtaining a controlling interest in February 2017.

Loss from discontinued operations, net of tax.  Loss from discontinued operations, net of tax for the fiscal year ended April 30, 2018 was a loss of $3.9 million as compared to a loss from discontinued operations, net of tax of $4.6 million for the fiscal year ended April 30, 2017. The loss from discontinued operations, net of tax relates to the results of our EES Business.

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

On May 10, 2019, we purchased 500 million yen (approximately $4.6 million) of additional shares of HAPSMobile to maintain our 10% ownership interest HAPSMobile which was subsequently diluted to approximately 5%.

On June 10, 2019, we purchased 100% of the issued and outstanding member units of Pulse Aerospace LLC pursuant to the terms of a Unit Purchase Agreement. We paid $20,650,000 in cash, less closing indebtedness and transaction costs as defined in the Pulse Purchase Agreement, less a $250,000 retention and less a $1,250,000 holdback amount. In addition to the consideration paid at closing, the member unit holders of Pulse Aerospace may receive up to a maximum of $5,000,000 in additional cash consideration if specific research and development milestones are achieved by December 10, 2021. We financed the acquisition entirely from available cash on hand.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2019	2018	2017

	(In thousands)
Net cash provided by (used in) operating activities	$26,946	$69,832	$(8,253)
Net cash provided by (used in) investing activities	$11,546	$(6,397)	$(36,516)
Net cash (used in) provided by financing activities	$(1,184)	$2,020	$3,470

Cash Provided by (Used in) Operating Activities.  Net cash provided by operating activities for the fiscal year ended April 30, 2019 decreased by $42.9 million to $26.9 million, compared to net cash provided by operating activities of $69.8 million for the fiscal year ended April 30, 2018. This decrease in net cash provided by operating activities was primarily due to a decrease in the cash provided as a result of changes in operating assets and liabilities of $70.9 million largely resulting from increases in unbilled retentions and receivables due to year over year timing differences in revenue and related billings and increases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, partially offset by an increase in non-cash expenses of $7.7 million primarily due to an increase in the equity method loss associated with the our HAPS JV, partially offset by a decrease in amortization of held-to-maturity investments, and an increase in net income from continuing operations of $20.4 million.

Net cash provided by operating activities for the fiscal year ended April 30, 2018 increased by $78.1 million to $69.8 million, compared to net cash used in operating activities of $8.3 million for the fiscal year ended April 30, 2017. This increase in net cash provided by operating activities was primarily due to an increase in the cash provided as a result of changes in operating assets and liabilities of $66.6 million largely resulting from decreases in accounts receivable due to year over year timing differences in revenue and related collections and decreases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, an increase in non-cash expenses of $7.6 million primarily due to the $3.3 million charge resulting from the remeasurement of our deferred tax assets and liabilities, an increase in stock-based compensation, and the equity method loss associated with the our HAPS JV, and an increase in net income from continuing operations of $3.9 million.

Cash Provided by (Used in) Investing Activities.  Net cash provided by investing activities increased by $17.9 million to $11.5 million for the fiscal year ended April 30, 2019, compared to net cash used in investing activities of $6.4 million for the fiscal year ended April 30, 2018. The increase in net cash provided by investing activities was primarily due to the proceeds from the sale of the EES Business of $32.0 million, partially offset by higher net purchases of held‑to‑maturity investments of $12.2 million. During the fiscal years ended April 30, 2019 and 2018, we used cash to purchase property and equipment totaling $8.9 million and $9.6 million, respectively.

Net cash used in investing activities decreased by $30.1 million to $6.4 million for the fiscal year ended April 30, 2018, compared to net cash used in investing activities of $36.5 million for the fiscal year ended April 30, 2017. The decrease in net cash used in investing activities was primarily due to lower net purchases of held to maturity investments of $33.5 million, partially offset by the investment in our HAPSMobile joint venture. During the fiscal years ended April 30, 2018 and 2017, we used cash to purchase property and equipment totaling $9.6 million and $9.0 million, respectively.

Cash (Used in) Provided by Financing Activities.  Net cash used by financing activities increased by $3.2 million to $1.2 million for the fiscal year ended April 30, 2019, compared to net cash provided by financing activities of $2.0 million for the fiscal year ended April 30, 2018. The decrease was primarily due to a decrease in the cash provided from the exercise of employee stock options of $2.6 million.

Net cash provided by financing activities decreased by $1.5 million to $2.0 million for the fiscal year ended April 30, 2018, compared to net cash provided by financing activities of $3.5 million for the fiscal year ended April 30,

2017. The decrease was primarily due to a decrease in the cash provided from the exercise of employee stock options of $1.2 million.

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2019:

	Payments Due By Period
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Operating lease obligations	$14,055	$5,298	$6,250	$2,507	$—
Purchase obligations(1)	7,239	7,239	—	—	—
Total	$21,294	$12,537	$6,250	$2,507	$—

(1)	Consists of all cancelable and non‑cancelable purchase orders as of April 30, 2019.
(2)

Not included in the table above is an additional capital contribution of 500,000,000 yen (approximately $4.6 million) on May 10, 2019 to maintain our 10% ownership interest HAPSMobile which was subsequently diluted to approximately 5%.

(3)	As of April 30, 2019, the Company has no future commitments related to capital lease arrangements as final payments were made during fiscal year 2019.

Off‑Balance Sheet Arrangements

As of April 30, 2019 we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Recently Adopted Accounting Standards

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows—Classification of Certain Cash Receipts and Cash Payments (Topic 230). This ASU adds and clarifies guidance on the classification of certain cash receipts and payments in the statement of cash flows. Our adoption of ASU No. 2017-01 effective May 1, 2018 did not have a material impact on our consolidated financial statements.

In January 2017, the FASB issued ASU 2017-01, Business Combinations—Clarifying the definition of a business (Topic 805). This ASU clarifies the definition of a business with the objective of providing a more robust framework to evaluate whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Our adoption of ASU No. 2017-01 effective May 1, 2018 did not have a material impact on our consolidated financial statements.

In May 2017, the FASB issued ASU 2017-09, Compensation—Stock Compensation (Topic 718). This ASU reduces the diversity in practice and cost and complexity when applying the guidance in Topic 718 to a change in terms or conditions of a share-based payment award. Our adoption of ASU No. 2017-09 effective May 1, 2018 did not have a material impact on our consolidated financial statements.

In the first quarter of fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.

Revenue for small UAS product contracts with both the U.S. government and foreign governments under the new standard will be recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. Revenue for Tactical Missile Systems (“TMS”) contracts will now be recognized under the new standard over time as costs are incurred. Under previous U.S. GAAP, revenue was generally recognized when deliveries of the related TMS products were made. The new standard accelerates the timing of when the revenue is recognized; however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for our Customer-Funded Research and Development (“R&D”) contracts. We continue to recognize revenue for these contracts over time as costs are incurred. The adoption of Topic 606 resulted in a cumulative adjustment to increase retained earnings by $500,000 at May 1, 2016 relating to both our continuing and discontinued operations. For our continuing operations, the adoption of Topic 606 resulted in a cumulative adjustment to increase retained earnings by $564,000 at May 1, 2016.

We applied the standard’s practical expedient that permits the omission of prior-period information our remaining performance obligations, the practical expedient that permits us to recognize the incremental costs of obtaining a contract as an expense when incurred if the amortization period of the asset the entity otherwise would have recognized is one year or less, and the practical expedient that permits us to not retrospectively restate contracts which were modified prior to our initial date of adoption, or May 1, 2016. Instead we reflected the aggregate effect of all modifications when identifying the satisfied and unsatisfied performance obligations, determining the transaction price, and allocating the transaction price. No other practical expedients were applied.

New Accounting Standards

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

We plan to adopt Topic 842 using the required modified retrospective approach with the election to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of adoption, we plan to elect the package of practical expedients which allows us to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, we also plan to elect the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months, the hindsight practical expedient to utilize latest information in determining lease term, and the practical expedient to not separate lease and non-lease components for most asset classes. We are evaluating the potential impact of this adoption on our consolidated financial statements.

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

In February 2018, the FASB issued ASU 2018-02, Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (Topic 220). This ASU permits, but does not require, us to reclassify the disproportionate income tax effects of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) on items within AOCI to retained earnings. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. We are evaluating the potential impact of this adoption on our consolidated financial statements.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non‑U.S. dollar transactions.

Item 8.  Financial Statements and Supplementary Data.

AeroVironment, Inc.

Audited Consolidated Financial Statements

All other schedules are omitted because they are not applicable, not required or the information required is included in the Consolidated Financial Statements, including the notes thereto.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the Company) as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders' equity and cash flows for each of the three years in the period ended April 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated June 25, 2019 expressed an unqualified opinion thereon.

Adoption of ASU No. 2014-09

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for revenue from contracts with customers in fiscal year 2019 due to the adoption of ASU No. 2014-09, Revenue from Contracts with Customers.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

June 25, 2019

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$172,708	$143,517
Short-term investments	150,487	113,649
Accounts receivable, net of allowance for doubtful accounts of $1,041 at April 30, 2019 and $1,080 at April 30, 2018	31,051	56,813
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $9,028 at April 30, 2019 and $3,145 at April 30, 2018)	53,047	16,872
Inventories	54,056	37,425
Prepaid expenses and other current assets	7,418	5,103
Income taxes receivable	821	—
Current assets of discontinued operations	—	25,668
Total current assets	469,588	399,047
Long-term investments	9,386	40,656
Property and equipment, net	16,905	19,219
Deferred income taxes	6,685	11,494
Other assets	6,280	3,002
Total assets	$508,844	$473,418
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,972	$21,340
Wages and related accruals	18,507	16,851
Income taxes payable	—	4,085
Customer advances	2,962	3,564
Other current liabilities	7,425	6,954
Current liabilities of discontinued operations	—	9,294
Total current liabilities	44,866	62,088
Deferred rent	1,173	1,536
Other non-current liabilities	150	622
Deferred tax liability	29	67
Liability for uncertain tax positions	51	49
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2019 and April 30, 2018	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,946,293 shares at April 30, 2019 and 23,908,736 shares at April 30, 2018	2	2
Additional paid-in capital	176,216	170,139
Accumulated other comprehensive loss	2	(21)
Retained earnings	286,351	238,913
Total AeroVironment stockholders’ equity	462,571	409,033
Noncontrolling interest	4	23
Total equity	462,575	409,056
Total liabilities and stockholders’ equity	$508,844	$473,418

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2019	2018	2017
Revenue:
Product sales	$212,089	$191,712	$158,924
Contract services (inclusive of related party revenue of $55,407 and $29,594 for the years ended April 30, 2019 and April 30, 2018, respectively)	102,185	76,712	74,181
	314,274	268,424	233,105
Cost of sales:
Product sales	113,489	109,393	89,039
Contract services	72,382	51,346	47,193
	185,871	160,739	136,232
Gross margin:
Product sales	98,600	82,319	69,885
Contract services	29,803	25,366	26,988
	128,403	107,685	96,873
Selling, general and administrative	60,343	50,826	47,642
Research and development	34,234	26,433	28,465
Income from continuing operations	33,826	30,426	20,766
Other income:
Interest income, net	4,672	2,240	1,618
Other income (expense), net	11,980	(49)	172
Income from continuing operations before income taxes	50,478	32,617	22,556
Provision for income taxes	4,641	9,800	4,758
Equity method investment loss, net of tax	(3,944)	(1,283)	(119)
Net income from continuing operations	41,893	21,534	17,679
Discontinued operations:
Gain on sale of business, net of tax expense of $2,444 for the year ended April 30, 2019	8,490	—	—
Loss from discontinued operations, net of tax	(2,964)	(3,887)	(4,601)
Net income (loss) from discontinued operations	5,526	(3,887)	(4,601)
Net income	47,419	17,647	13,078
Net loss attributable to noncontrolling interest	19	216	22
Net income attributable to AeroVironment	$47,438	$17,863	$13,100
Net income (loss) per share attributable to AeroVironment—Basic
Continuing operations	$1.77	$0.93	$0.77
Discontinued operations	0.23	(0.17)	(0.20)
Net income per share attributable to AeroVironment—Basic	$2.00	$0.76	$0.57
Net income (loss) per share attributable to AeroVironment—Diluted
Continuing operations	$1.74	$0.91	$0.76
Discontinued operations	0.23	(0.16)	(0.20)
Net income per share attributable to AeroVironment—Diluted	$1.97	$0.75	$0.56
Weighted-average shares outstanding:
Basic	23,663,410	23,471,241	23,059,045
Diluted	24,071,713	23,813,772	23,307,738

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2019	2018	2017

Net income	$47,419	$17,647	$13,078
Other comprehensive income:
Change in foreign currency translation adjustments	(34)	36	-
Unrealized gain on investments, net of deferred tax expense of $51, $25, and $43 for the fiscal years ended 2019, 2018, and 2017, respectively	57	70	74
Total comprehensive income	47,442	17,753	13,152
Net loss attributable to noncontrolling interest	19	216	22
Comprehensive income attributable to AeroVironment	$47,461	$17,969	$13,174

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2016	23,359,925	2	154,274	207,185	(201)	361,260	—	361,260
Adoption of ASU 2016-09	—	—	—	265	—	265	—	265
Adoption of ASU 2014-09	—	—	—	500	—	500	—	500
Net income	—	—	—	13,100	—	13,100	(22)	13,078
Unrealized gain on investments	—	—	—	—	74	74	—	74
Stock options exercised	204,130	—	3,865	—	—	3,865	—	3,865
Restricted stock awards	126,557	—	—	—	—	—	—	—
Restricted stock awards forfeited	(60,017)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(176)	—	(5)	—	—	(5)	—	(5)
Reclassification from share-based liability compensation to equity	—	—	307	—	—	307	—	307
Business acquisition	—	—	—	—	—	—	261	261
Stock-based compensation	—	—	3,709	—	—	3,709	—	3,709
Balance at April 30, 2017	23,630,419	2	162,150	221,050	(127)	383,075	239	383,314
Net income (loss)	—	—	—	17,863	—	17,863	(216)	17,647
Unrealized gain on investments	—	—	—	—	70	70	—	70
Foreign currency translation	—	—	—	—	36	36	—	36
Stock options exercised	153,211	—	2,705	—	—	2,705	—	2,705
Restricted stock awards	140,787	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,834)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(8,847)	—	(397)	—	—	(397)	—	(397)
Reclassification from share-based liability compensation to equity	—	—	384	—	—	384	—	384
Stock-based compensation	—	—	5,297	—	—	5,297	—	5,297
Balance at April 30, 2018	23,908,736	2	170,139	238,913	(21)	409,033	23	409,056
Net income (loss)	—	—	—	47,438	—	47,438	(19)	47,419
Unrealized gain on investments	—	—	—	—	57	57	—	57
Foreign currency translation	—	—	—	—	(34)	(34)	—	(34)
Stock options exercised	12,725	—	71	—	—	71	—	71
Restricted stock awards	57,476	—	—	—	—	—	—	—
Restricted stock awards forfeited	(18,023)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(14,621)	—	(1,094)	—	—	(1,094)	—	(1,094)
Stock based compensation	—	—	7,100	—	—	7,100	—	7,100
Balance at April 30, 2019	23,946,293	$2	$176,216	$286,351	$2	$462,571	$4	$462,575

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2019	2018	2017

Operating activities
Net income	$47,419	$17,647	$13,078
Gain on sale of business, net of tax	(8,490)	—	—
Loss from discontinued operations, net of tax	2,964	3,887	4,601
Net income from continuing operations	41,893	21,534	17,679
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	7,669	5,982	5,054
Loss from equity method investment	3,944	1,283	119
Impairment of long-lived assets	4,398	255	46
Provision for doubtful accounts	(39)	977	48
Impairment of intangible assets and goodwill	—	1,021	—
Gains on foreign currency transactions	38	(87)	284
Deferred income taxes	4,792	2,853	309
Gain on business acquisition	—	—	(584)
Stock-based compensation	6,985	4,956	3,392
Loss on disposition of property and equipment	76	20	44
Amortization of held-to-maturity investments	(1,506)	1,424	2,382
Changes in operating assets and liabilities:
Accounts receivable	25,821	11,070	(19,720)
Unbilled receivables and retentions	(36,175)	2,253	615
Inventories	(16,631)	1,192	(16,816)
Income tax receivable	(821)	—	—
Prepaid expenses and other assets	(2,401)	139	(1,484)
Accounts payable	(7,054)	5,736	545
Other liabilities	(4,043)	9,224	(166)
Net cash provided by (used in) operating activities of continuing operations	26,946	69,832	(8,253)
Investing activities
Acquisition of property and equipment	(8,896)	(9,563)	(9,017)
Equity method investments	(7,598)	(3,267)	—
Business acquisitions, net of cash acquired	—	—	(430)
Proceeds from sale of business	31,994	—	—
Redemptions of held-to-maturity investments	260,918	227,663	121,522
Purchases of held-to-maturity investments	(267,122)	(221,680)	(148,991)
Redemptions of available-for-sale investments	2,250	450	400
Net cash provided by (used in) investing activities from continuing operations	11,546	(6,397)	(36,516)
Financing activities
Principal payments of capital lease obligations	(161)	(288)	(390)
Tax withholding payment related to net settlement of equity awards	(1,094)	(397)	(5)
Exercise of stock options	71	2,705	3,865
Net cash (used in) provided by financing activities from continuing operations	(1,184)	2,020	3,470
Discontinued operations
Operating activities of discontinued operations	(7,686)	(623)	(2,246)
Investing activities of discontinued operations	(431)	(1,219)	(838)
Financing activities of discontinued operations	—	—	—
Net cash used in discontinued operations	(8,117)	(1,842)	(3,084)
Net increase (decrease) in cash and cash equivalents	29,191	63,613	(44,383)
Cash and cash equivalents at beginning of period	143,517	79,904	124,287
Cash and cash equivalents at end of period	$172,708	$143,517	$79,904
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$6,780	$1,813	$1,804
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51, $25 and $43, respectively	$57	$70	$74
Reclassification from share-based liability compensation to equity	$—	$384	$307
Change in foreign currency translation adjustments	$(34)	$36	$—
Acquisitions of property and equipment included in accounts payable	$810	$379	$724

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly‑owned subsidiaries: AeroVironment Rhode Island, LLC, Skytower Inc., AeroVironment, Inc. (Afghanistan), as well as the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) (collectively referred to herein as the “Company”). The Company increased its ownership in Altoy to a controlling interest on February 1, 2017. As a result of the increase in ownership, the consolidated financial statements include the balance sheet and results of operations of Altoy from February 1, 2017 forward.  Prior to this date, the Company's investment in Altoy was accounted for under the equity method. Refer to Note 19 - Business Acquisitions for further details. All intercompany balances and transactions have been eliminated in consolidation.

In July 2016, the Company dissolved Charger Bicycles, LLC, the results of which were not material to the consolidated financial statements.  In October 2016, the Company dissolved Skytower, LLC and Regenerative Fuel Cell Systems, LLC, the results of which were not material to the consolidated financial statements. In February 2018, the Company dissolved AeroVironment GmbH, the results of which were not material to the consolidated financial statements. In February 2019, the Company dissolved AeroVironment International PTE. LTD., the results of which were not material to the consolidated financial statements.

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (“the EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company. The Company determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represented a strategic shift in the Company’s operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. Refer to Note 2—Discontinued Operations for further details.

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

In December of 2017, the Company and Softbank Corp. (“Softbank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in “Equity method investment loss, net of tax” in the consolidated statement of operations. The carrying value of the investment in HAPSMobile was recorded in “Other assets, long-term.” Refer to Note 8 – Equity Method Investments for further details.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory, available‑for‑sale securities, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, warranty liabilities, long-term incentive plan liabilities and estimates of anticipated contract costs and transaction price utilized in the revenue recognition process. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Equity method losses associated with the Company’s investment in Altoy for the fiscal year ended 2017 have been reclassified from other income (expense), net to equity method investment loss, net of tax on the consolidated statement of operations.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. Government sponsored agency debt securities, highly rated commercial paper, highly rated corporate bonds, and accounts receivable. The Company currently invests the majority of its cash in municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. Government sponsored agency debt securities and highly rated corporate bonds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 58%, 58% and 65% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2019, 2018 and 2017, respectively. These agencies accounted for 26% and 49% of the accounts receivable balances at April 30, 2019 and 2018, respectively. One such agency, the U.S. Army, accounted for 28%, 19% and 20% of the Company’s consolidated revenue for the years ended April 30, 2019, 2018 and 2017, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

Accounts Receivable, Unbilled Receivables and Retentions

Accounts receivable represents primarily U.S. government and Foreign government, and to a lesser extent commercial receivables, net of allowances for doubtful accounts. Unbilled receivables represent costs in excess of billings on incomplete contracts and, where applicable, accrued profit related to government long‑term contracts on which revenue has been recognized, but for which the customer has not yet been billed. Unbilled receivables are considered contract assets.

Retentions represent amounts withheld by customers until contract completion. At April 30, 2019 and 2018, the retention balances were $1,102,000 and $1,411,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

The Company reviews the recoverability of its long‑lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the three months ended April 30, 2019, the Company recorded an impairment loss of $4,398,000 related to the long-lived assets of its commercial UAS Quantix solution.  Refer to Note 7 – Property and equipment, net.

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

Accrued Sales Commissions

As of April 30, 2019 and 2018, the Company accrued sales commissions in other current liabilities of $1,301,000 and $1,293,000, respectively.

Self‑Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2019 and 2018, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $965,000 and $1,003,000, respectively.

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

In accordance with U.S. GAAP as determined by ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted. The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expects to be in effect when those deferred taxes will be realized and recorded a one-time deferred tax expense of approximately $3,300,000 during the year ended April 30, 2018.

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

The measurement period under SAB 118 closed during the quarter ended January 31, 2019.  AV has finalized its accounting for the impact of the Tax Act during the quarter ended January 31, 2019 and reached conclusions on the previous provisional estimates.  AV has concluded that its foreign subsidiaries are in a cumulative earnings and profits deficit and therefore has confirmed that it will not have an income tax payable as a result of the one-time deemed repatriation tax.  In relation to the one-time deferred tax remeasurement, AV has concluded that the impact recorded at the date of enactment is appropriate and no changes to the provision estimate of this item.

Customer Advances and Amounts in Excess of Cost Incurred

The Company receives advances, performance‑based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. government resulting in contract liabilities. These advances are classified as advances from customers and will be offset against billings.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations

A performance obligation is a promise in a contract to transfer distinct goods or services to a customer, and it is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when each performance obligation under the terms of a contract is satisfied. Revenue is measured at the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services. When the standalone selling price is not directly observable, the Company uses its best estimate of the standalone selling price of each distinct good or service in the contract using the cost plus reasonable margin approach. This approach estimates the Company’s expected costs of satisfying the performance obligation and then adds an appropriate margin for that distinct good or service.

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

On April 30, 2019, the Company had approximately $164,326,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 92% of the remaining performance obligations as revenue in fiscal 2020, an additional 7% in fiscal 2021, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the years ended April 30, 2019, 2018 or 2017. No adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended April 30, 2019 or 2017. During the year ended April 30, 2018, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,255,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Year Ended
	April 30,	April 30,	April 30,
Revenue by major product line/program	2019	2018	2017
Small UAS	$183,157	$167,534	$145,760
TMS	65,087	63,406	81,182
HAPS	55,407	29,593	3
Other	10,623	7,891	6,160
Total revenue	$314,274	$268,424	$233,105

	Year Ended
	April 30,	April 30,	April 30,
Revenue by contract type	2019	2018	2017
FFP	$224,090	$212,976	$177,506
CPFF	89,485	55,203	54,052
T&M	699	245	1,547
Total revenue	$314,274	$268,424	$233,105

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

	Year Ended
	April 30,	April 30,	April 30,
Revenue by customer category	2019	2018	2017
U.S. government:	$182,586	$156,996	$151,595
Non-U.S. government	131,688	111,428	81,510
Total revenue	$314,274	$268,424	$233,105

	Year Ended
	April 30,	April 30,	April 30,
Revenue by geographic location	2019	2018	2017
Domestic	$151,124	$142,158	$149,698
International	163,150	126,266	83,407
Total revenue	$314,274	$268,424	$233,105

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in “Unbilled receivables and retentions” on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in “Customer advances” on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2019 or 2018 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2019, 2018, and 2017 that was included in contract liability balances at the beginning of each year were $1,587,000, $977,000 and $483,000, respectively.

Stock‑Based Compensation

Stock‑based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long‑Term Incentive Awards

For long‑term incentive awards outstanding as of April 30, 2019, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in restricted stock units which become immediately vested upon issuance.

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

Customer‑funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer‑funded research and development was approximately $76,407,000, $52,489,000 and $43,329,000 for the years ended April 30, 2019, 2018 and 2017, respectively. The related cost of sales for customer‑funded research and development totaled approximately $54,824,000, $36,855,000 and $29,527,000 for the years ended April 30, 2019, 2018 and 2017, respectively.

In January 2017, the Company executed a cost sharing Other Transaction Agreement type contract funded by the US Federal Government to perform certain system design, development and functional testing activities specific to a new prototype UAS on a best-efforts basis. The total estimated costs of the project are approximately $21,933,000, of which the Company is responsible for funding $11,225,000.  The remaining $10,708,000 will be reimbursed to the Company as the activities are performed.  The term of the agreement is through June 2020.  The Company has determined that the contract meets the criteria of ASC 912-730-05 Contractors – Federal Government and, therefore, all reimbursements are recorded as an offset to research and development expense in the consolidated statements of operations.  Reimbursements under the contract were $5,936,000, $4,188,000 and $233,000 for the fiscal years ended April 30, 2019, 2018 and 2017, respectively.

Lease Accounting

The Company accounts for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contain rent escalation clauses, which are recorded on a straight‑line basis over the initial term of the lease with the difference between the rent paid and the straight‑line rent recorded as a deferred rent liability. Lease incentives received from landlords are recorded as deferred rent liabilities and are amortized on a straight‑line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,173,000 and $1,536,000 as of April 30, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $897,000, $526,000 and $227,000 for the years ended April 30, 2019, 2018 and 2017, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2019, 2018 and 2017, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of operations were $(38,000), $87,000, and $(284,000), respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted‑average number of common shares outstanding and excludes any anti‑dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2019	2018	2017

Continuing operations attributable to AeroVironment	$41,912,000	$21,750,000	$17,701,000
Discontinued operations, net of tax	5,526,000	(3,887,000)	(4,601,000)
Net income attributable to AeroVironment	$47,438,000	$17,863,000	$13,100,000
Denominator for basic earnings per share:
Weighted average common shares	23,663,410	23,471,241	23,059,045
Dilutive effect of employee stock options, restricted stock and restricted stock units	408,303	342,531	248,693
Denominator for diluted earnings per share	24,071,713	23,813,772	23,307,738

During the years ended April 30, 2019, 2018 and 2017, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti‑dilutive. The number of options, restricted stock and restricted stock units which met this anti‑dilutive criterion was approximately 18,000, 22,000 and 86,000 for the years ended April 30, 2019, 2018 and 2017, respectively.

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

Revenue for small UAS product contracts with both the U.S. government and foreign governments under the new standard will be recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. Revenue for Tactical Missile Systems (“TMS”) contracts will now be recognized under the new standard over time as costs are incurred. Under previous U.S. GAAP, revenue was generally recognized when deliveries of the related TMS products were made. The new standard accelerates the timing of when the revenue is recognized; however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for the Company’s Customer-Funded Research and Development (“R&D”) contracts. The Company continues to recognize revenue for these contracts over time as costs are incurred. The adoption of Topic 606 resulted in a cumulative adjustment to increase retained earnings by $500,000 at May 1, 2016 relating to both the Company’s continuing and discontinued operations. For the Company’s continuing operations, the adoption of Topic 606 resulted in a cumulative adjustment to increase retained earnings by $564,000 at May 1, 2016.

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

Recently Issued Accounting Standards

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). This ASU requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. The guidance is effective for fiscal years beginning after December 15, 2018 and interim periods therein, with early adoption permitted. The Company currently does not hold a large number of leases that are classified as operating leases under the existing lease standard, with the only significant leases being its various property leases.

The Company plans to adopt Topic 842 using the required modified retrospective approach with the election to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of adoption, the Company plans to elect the package of practical expedients which allows us to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, the Company also plans to elect the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months, the hindsight practical expedient to utilize latest information in determining lease term, and the practical expedient to not separate lease and non-lease components for most asset classes. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

2.           Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a Side Letter Agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 which has been recorded in “Gain on sale of business, net of tax” in the consolidated statements of operations. During year ended April 30, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $486,000. In addition, the Company has disputed $1,085,000 of Webasto’s working capital adjustment claim, which is being submitted to an independent accounting firm for resolution pursuant to the terms of Purchase Agreement. No amounts have been recorded in the consolidated financial statements related to the additional working capital dispute as the Company has assessed the likelihood of a loss to be less than probable.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of April 30, 2019. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $2,758,000 and has been recorded in “Other income, net” in the consolidated statements of operations for the year ended April 30, 2019, respectively.

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

	Year Ended April 30,
	2019	2018	2017
Net sales	$4,256	$38,411	$36,201
Cost of sales	5,097	33,384	29,983
Gross margin	(841)	5,027	6,218
Selling, general and administrative	1,515	7,825	8,895
Research and development	1,072	3,526	4,577
Other income, net	1	(27)	7
Loss from discontinued operations before income taxes	(3,427)	(6,351)	(7,247)
Benefit for income taxes	(463)	(2,464)	(2,646)
Net loss from discontinued operations	$(2,964)	$(3,887)	$(4,601)
Gain on sale of business, net of tax expense of $2,444 for the year ended April 30, 2019	8,490	—	—
Net income (loss) from discontinued operations	$5,526	$(3,887)	$(4,601)

The major classes of assets and liabilities included in discontinued operations related to the EES Business are presented in the table below.

	April 30,
	2019	2018
Carrying amount of assets classified as discontinued operations
Current assets:
Accounts receivable, net of allowance for doubtful accounts of $139 at April 30, 2018	$—	$6,889
Inventories, net	—	15,494
Prepaid expenses and other current assets	—	185
Property and equipment, net	—	3,100
Total current assets classified as discontinued operations	—	25,668
Property and equipment, net	—	—
Total non-current assets classified as discontinued operations	—	—
Total assets classified as discontinued operations	$—	$25,668
Carrying amount of liabilities classified as discontinued operations
Current liabilities:
Accounts payable	$—	$5,121
Wages and related accruals	—	1,946
Customer advances	—	1,028
Other current liabilities	—	1,199
Total current liabilities	—	9,294
Total liabilities classified as discontinued operations	$—	$9,294

3.           Investments

Investments consist of the following:

	April 30,
	2019	2018
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$5,332	$35,344
U.S. government securities	63,205	31,620
Corporate bonds	81,950	46,685
Total held-to-maturity and short-term investments	$150,487	$113,649
Long-term investments:
Held-to-maturity securities:
Municipal securities	$—	$2,046
U.S. government securities	7,404	27,356
Corporate bonds	1,982	9,112
Total held-to-maturity investments	9,386	38,514
Available-for-sale securities:
Auction rate securities	—	2,142
Total available-for-sale investments	—	2,142
Total long-term investments	$9,386	$40,656

Held‑To‑Maturity Securities

As of April 30, 2019 and 2018, the balance of held‑to‑maturity securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized losses, and estimated fair value of the held‑to‑maturity investments as of April 30, are as follows (in thousands):

	April 30, 2019				April 30, 2018
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal securities	$5,332	$2	$(1)	$5,333	$37,390	$9	$(36)	$37,363
U.S. government securities	70,609	78	(52)	70,635	58,976	—	(367)	58,609
Corporate bonds	83,932	20	(5)	83,947	55,797	2	(71)	55,728
Total held-to-maturity investments	$159,873	$100	$(58)	$159,915	$152,163	$11	$(474)	$151,700

The amortized cost and fair value of the Company’s held‑to‑maturity securities by contractual maturity at April 30, 2019, are as follows:

	Cost	Fair Value
Due within one year	$150,487	$150,498
Due after one year through five years	9,386	9,417
Total	$159,873	$159,915

Available‑For‑Sale Securities

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

During the three months ended July 28, 2018, the remaining investment grade auction rate municipal bonds were redeemed at par value.

The amortized cost, gross unrealized losses, and estimated fair value of the available‑for‑sale auction rate securities are as follows (in thousands):

	April 30,
	2019	2018
Auction rate securities
Amortized cost	$-	$2,250
Gross unrealized losses	-	(108)
Fair value	$-	$2,142

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

The Company did not have any financial assets measured at fair value on a recurring basis at April 30, 2019 as the Company’s remaining auction rate securities were redeemed during the three months ended July 28, 2018 at par value. The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2018	$2,142
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in earnings	—
Included in other comprehensive income	108
Settlements	(2,250)
Balance at April 30, 2019	$—
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at April 30, 2019	$—

The auction rate securities were valued using a discounted cash flow model. The analysis considered, among other items, the collateralization underlying the security investments, the creditworthiness of the counterparty, the timing of expected future cash flows, and the estimated date upon which the security is expected to have a successful auction.

5.           Inventories, net

Inventories consist of the following:

	April 30,
	2019	2018
Raw materials	$16,792	$12,020
Work in process	19,162	14,780
Finished goods	25,926	14,578
Inventories, gross	61,880	41,378
Reserve for inventory excess and obsolescence	(7,824)	(3,953)
Inventories, net	$54,056	$37,425

6.           Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows:

	April 30,	April 30,
	2019	2018
	(In thousands)
Licenses	$1,006	$818
Customer relationships	733	733
Trademarks and tradenames	28	28
Other	3	3
Intangibles, gross	1,770	1,582
Less accumulated amortization	(1,311)	(954)
Intangibles, net	$459	$628

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. Due to the political situation within Turkey and the increased uncertainty in the relations between the U.S. and Turkey, the Company significantly lowered its cash flow expectations for its Altoy operations. As a result of the decline in the Company’s cash flow forecast, the Company performed an interim assessment of impairment of Altoy’s long-lived assets, excluding goodwill during the three months ended October 28, 2017. Based on the analysis, the Company determined that the fair value of Altoy had declined below its carrying value, excluding goodwill. As a result, the Company performed an additional analysis to determine the amount of the impairment loss and recorded an impairment loss totaling $899,000 during the three months ended October 28, 2017, which is included in selling, general and administrative expense on the consolidated statements of operations. The fair value of the Altoy asset group was determined based on a discounted cash flow model reflective of the revised cash flow estimates.

The weighted average amortization period at April 30, 2019 and 2018 was one year and three years, respectively. Amortization expense for the years ended April 30, 2019, 2018 and 2017 was $357,000, $296,000 and $139,000, respectively.

The customer relationships, trademarks and tradenames, and other intangible assets were recognized in conjunction with the Company’s acquisition of a controlling interest in its Altoy joint venture on February 1, 2017.  Refer to Note 19 - Business Combinations for further details.

Estimated amortization expense for the next five years is as follows:

Year ending
April 30,
(In thousands)
2020	$360
2021	98
2022	1
2023	—
2024	—
$459

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2019	2018
	(In thousands)
Leasehold improvements	$12,324	$10,541
Machinery and equipment	40,432	40,377
Furniture and fixtures	2,145	2,094
Computer equipment and software	35,056	31,895
Construction in process	2,411	3,359
Property and equipment, gross	92,368	88,266
Less accumulated depreciation and amortization	(75,463)	(69,047)
Property and equipment, net	$16,905	$19,219

During the three months ended April 30, 2019, the Company determined that the continued less than forecasted sales of its Quantix commercial UAS solution, which launched during the fourth quarter of fiscal year 2018, was an indicator that the long-lived assets of this asset group may not be recoverable.  As a result, the company performed an analysis and concluded that the projected undiscounted cash flows were less than the carrying value of the asset group (Step 1).  As a result, the Company performed additional analysis to determine the amount of the impairment loss (Step 2) and recorded an impairment loss totaling $4,398,000 related to the long-lived assets of the commercial UAS Quantix solution, which is included in selling, general and administrative expense on the consolidated statements of operations. The fair value of the asset group was determined based on a discounted cash flow model reflective of the Company’s revised cash flow estimates.

Depreciation expense for the years ended April 30, 2019, 2018 and 2017 was $7,311,000, $5,676,000 and $4,939,000, respectively. At April 30, 2019 and 2018, property and equipment includes computer equipment and software under capital leases with a cost basis of $1,836,000 and $1,836,000 and accumulated depreciation of $1,822,000 and $1,687,000, respectively.  Depreciation of computer equipment and software under capital leases was $135,000 and $201,000 for the fiscal years ended April 30, 2019 and 2018 respectively.

8.           Investments in Companies Accounted for Using the Equity Method

In December of 2017, the Company and Softbank formed a joint venture, HAPSMobile. HAPSMobile is a Japanese corporation that is 10% owned by the Company and 90% owned by SoftBank as of April 30, 2019 and is governed by a Joint Venture Agreement (the “JVA”). The Company purchased a 5% stake in HAPSMobile for 210,000,000 yen ($1,860,000) effective as of December 27, 2017; 150,000,000 yen ($1,407,000) on April 17, 2018; and 209,500,000 yen ($1,926,000) on January 29, 2019 to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 JPY ($4,569,000) of additional shares of HAPSMobile Inc. to maintain its 10% ownership stake which subsequently was diluted to approximately 5%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. At April 30, 2019 and 2018, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $3,944,000 and $1,283,000, respectively, in “Equity method investment loss, net of tax” in the consolidated statements of income. At April 30, 2019 and 2018, the carrying value of the investment in HAPSMobile was $5,612,000 and $2,020,000, respectively, and was recorded in “Other assets, long-term.”

In March of 2014, the Company purchased 49% of the outstanding common stock of Altoy, a Turkish corporation founded in February 2014. During the year ended April 30, 2017, the Company recorded 49% of the net loss of Altoy, or $119,000 in “Equity method investment loss, net of tax” in the consolidated statements of income.

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

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2019	2018
	(In thousands)
Beginning balance	$2,090	$1,947
Warranty expense	211	1,884
Changes in estimates related to pre-existing warranties	491	—
Warranty costs settled	(1,088)	(1,741)
Ending balance	$1,704	$2,090

During the fiscal year ended April 30, 2019, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $491,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At April 30, 2019, there were $251,000 remaining estimated warranty costs related to the repair of the impacted small UAS. As of April 30, 2019, a total of $240,000 of costs related to this warranty have been incurred.

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $3,961,000, $2,953,000 and $2,603,000 in contributions to the plan for the years ended April 30, 2019, 2018 and 2017, respectively.

11.          Severance Charges

During the fiscal year ended April 30, 2017, the Company recorded severance costs totaling $1,262,000. Of this total, approximately $850,000 was due to two officers who left the Company during the fiscal year ended April 30, 2017. The remaining severance costs were due to certain strategic headcount reductions consisting entirely of severance payments. Of the total, approximately $555,000 was recorded to cost of sales and $707,000 was recorded to SG&A. Of the total, approximately $127,000 was in accrued wages and related accruals at April 30, 2017. The Company did not have significant severance charges during the fiscal years ended April 30, 2019 or 2018.

12.          Stock‑Based Compensation

For the years ended April 30, 2019, 2018 and 2017, the Company recorded stock‑based compensation expense of approximately $6,985,000, $4,956,000 and $3,392,000, respectively.

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

No options were granted during the fiscal years ended April 30, 2019, 2018 and 2017. The fair value of stock options granted previously was estimated at the grant date using the Black‑Scholes option pricing model. Assumptions included in the Black-Scholes option pricing model included the expected term of stock options, the expected volatility, the risk free interest rate, and the expected dividend yield. The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company’s historical exercise and post‑vesting cancellation experience and the remaining contractual life of its outstanding options. The expected volatility is based on historical volatility for the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero‑coupon bond with a remaining term that approximates the expected term of the option. The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Information related to the stock option plans at April 30, 2019, 2018 and 2017, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2016	678,799	24.46	13,824	11.79	68,604	0.59
Options granted	—	—	—	—	—	—
Options exercised	(167,310)	22.32	(9,601)	11.79	(25,189)	0.59
Options canceled	(64,865)	26.76	(4,223)	11.79	—	—
Outstanding at April 30, 2017	446,624	24.93	—	—	43,415	0.59
Options granted	—	—	—	—	—	—
Options exercised	(107,598)	23.80	—	—	(25,113)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2018	339,026	25.29	—	—	18,302	0.59
Options granted	—	—	—	—	—	—
Options exercised	(2,000)	32.19	—	—	(4,000)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2019	337,026	25.25	—	—	14,302	0.59
Options exercisable at April 30, 2019	297,516	$24.94	—	$—	14,302	$0.59

The total intrinsic value of all options exercised during the years ended April 30, 2019, 2018 and 2017 was approximately $371,000, $2,407,000, and $1,747,000, respectively. The intrinsic value of all options outstanding at April 30, 2019 and 2018 was $15,569,000 and $10,890,000, respectively. The intrinsic value of all exercisable options at April 30, 2019 and 2018 was $13,950,000 and $8,587,000, respectively.

A summary of the status of the Company’s non‑vested stock options as of April 30, 2019 and the year then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Options	Fair Value
Non-vested at April 30, 2018	83,014	$10.97
Granted	—	—
Expired	—	—
Canceled	—	—
Vested	(43,504)	11.03
Non-vested at April 30, 2019	39,510	$10.90

As of April 30, 2019, there was approximately $6,214,000 of total unrecognized compensation cost related to non‑vested share‑based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two‑year period or a weighted average period of approximately 1.9 years.

No options were granted during the fiscal years ended April 30, 2019, 2018 and 2017. The total fair value of shares vesting during the years ended April 30, 2019, 2018 and 2017 was $4,756,000, $3,328,000 and $2,942,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2019, 2018 and 2017 were approximately $67,000, $2,576,000 and $3,863,000, respectively. The tax benefit realized from stock‑based compensation during the years ended April 30, 2019, 2018 and 2017 was approximately $0, $0, and $0, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2019:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2019	Years	Price	2019	Price
$0.59	-	19.16	68,302	3.36	$14.56	68,302	$14.56
19.17	-	26.24	58,500	3.86	20.54	58,500	20.54
26.25	-	26.99	80,000	6.15	26.70	48,000	26.70
27.00	-	27.99	50,000	4.56	27.27	50,000	27.27
28.00	-	31.27	94,526	3.68	29.85	87,016	29.73
$0.59	-	31.27	351,328	4.34	$24.24	311,818	$23.82

The remaining weighted average contractual life of exercisable options at April 30, 2019 was 4.13 years.

Information related to the Company’s restricted stock awards at April 30, 2019 and for the year then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2018	341,911	$31.13
Stock granted	57,476	74.05
Stock vested	(163,839)	29.03
Stock canceled	(9,389)	36.19
Unvested stock at April 30, 2019	226,159	$43.35

13.          Long‑Term Incentive Awards

During the three months ended July 28, 2018, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the fiscal year ended April 30, 2019, the Company recorded $572,000 of compensation expense related to the Fiscal 2019 LTIP. At April 30, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $3,033,000.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the fiscal years ended April 30, 2019 and 2018, the Company recorded $588,000 and $269,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. During the fiscal year ended April 30, 2017, the Company did not record compensation expense related to the Fiscal 2018 LTIP. At April 30, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,275,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal years ended April 30, 2019 and 2018, the Company recorded $301,000 and $159,000 of compensation expense related to the Fiscal 2017 LTIP, respectively. During the fiscal year ended April 30, 2017, the Company did not record compensation expense related to the Fiscal 2017 LTIP. During the first quarter of fiscal 2019, the Company expects to issue a total of 14,814 fully-vested shares of common stock to settle the Fiscal 2017 LTIP.

At April 30, 2019 and 2018, the Company recorded cumulative stock-based compensation expense from these long-term incentive awards of $1,889,000 and $428,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

14.          Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2019	2018	2017
Domestic	$50,644	$32,651	$22,642
Foreign	(166)	(34)	(86)
Income from continuing operations before income taxes	50,478	32,617	22,556

Equity method investment loss	(3,944)	(1,283)	(119)
Total income from continuing operations before income taxes	$46,534	$31,334	$22,437

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded.  The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense (benefit) is as follows:

	Year Ended April 30,
	2019	2018	2017
U.S. federal statutory income tax rate	21.0%	30.4%	34.0%
State and local income taxes, net of federal benefit	(2.2)	(2.2)	(1.7)
R&D and other tax credits	(8.1)	(7.0)	(10.8)
Valuation allowance	3.7	4.9	3.8
Foreign rate differential	—	0.1	—
Return to provision adjustments	(0.3)	(0.1)	(0.3)
Permanent items	0.8	(2.7)	(2.3)
Foreign derived intangible income	(3.7)	—	—
Excess benefit of stock options	(3.1)	(4.4)	(1.0)
Tax Act	—	10.4	—
Other	1.1	0.6	(0.6)
Effective income tax rate	9.2%	30.0%	21.1%

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30,
	2019	2018	2017
Current:
Federal	$1,953	$6,010	$4,336
State	228	900	243
Foreign	—	—	—
	2,181	6,910	4,579
Deferred:
Federal	1,945	3,272	(66)
State	551	(330)	280
Foreign	(36)	(52)	(35)
	2,460	2,890	179
Total income tax expense (benefit)	$4,641	$9,800	$4,758

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2019	2018
Deferred income tax assets:
Accrued expenses	$5,206	$5,771
Allowances, reserves, and other	2,729	2,100
Unrealized loss on securities	—	25
Net operating loss and credit carry-forwards	13,208	12,361
Intangibles basis	125	94
Total deferred income tax assets	21,268	20,351
Deferred income tax liabilities:
Fixed asset basis	(425)	(682)
Revenue recognition	(2,909)	326
Total deferred income tax liabilities	(3,334)	(356)
Valuation allowance	(11,278)	(8,568)
Net deferred tax assets	$6,656	$11,427

At April 30, 2019 and 2018 the Company recorded a valuation allowance of $11,278,000 and $8,568,000, respectively, against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against the outside basis difference in an equity method investee.  The valuation allowance increased by $2,710,000 and $3,152,000 for April 30, 2019 and April 30, 2018, respectively.

At April 30, 2019 the Company had state credit carryforwards of $23,832,000 that do not expire and federal tax credit carryforwards of $4,727,000 that expire in 2039.

At April 30, 2019, the Company had a state and foreign net operating loss carryforward of approximately $10,000 and $205,000, respectively. The state net operating loss carryforwards carry forward indefinitely. $73,000 of the foreign loss carryforwards expire in fiscal 2020.

At April 30, 2019 and 2018, the Company had approximately $12,593,000 and $11,170,000, respectively, of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that $224,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2019 and 2018 (in thousands):

	April 30,
	2019	2018
Balance as of May 1	$11,170	$9,856
Increases related to prior year tax positions	216	228
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	1,756	1,347
Decreases related to lapsing of statute of limitations	(549)	(261)
Balance as of April 30	$12,593	$11,170

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2019 and 2018, the Company had accrued approximately $18,000 and $16,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions but does not anticipate any material adjustments from these examinations. The tax years 2016 to 2017 remain open to examination by the IRS for federal income taxes. The tax years 2011 to 2017 remain open for major state taxing jurisdictions.

During the fiscal year ended April 30, 2019, the Company recorded a reversal of a $549,000 reserve, including the related interest, for uncertain tax positions due to the lapse of prior year statue.

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

In accordance with ASC 740, Income Taxes, the Company is required to record the effects of tax law changes in the period enacted. As the Company has an April 30 fiscal year end, its U.S. federal corporate income tax rate was blended in fiscal 2018, resulting in a statutory federal rate of approximately 30.4% (8 months at 35% and 4 months at 21%), and 21% for subsequent fiscal years. The Company remeasured its existing deferred tax assets and liabilities at the rate the Company expected to be in effect when those deferred taxes will be realized and recorded a one-time deferred tax expense of approximately $3,300,000 during the fiscal year ended April 30, 2018.

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

The measurement period under SAB 118 closed during the year ended April 30, 2019. The Company has finalized its accounting for the impact of the Tax Act during and reached the following conclusions on the previous provisional estimates.

The Company has concluded it will be eligible to claim the FDII deduction and has reflected a rate benefit in the provision for income taxes. The Company expects the IRS will be issuing additional guidance that could ultimately impact the size of the benefit. In addition, the Company has concluded that its foreign subsidiaries are in a cumulative earnings and profits deficit and, therefore, has confirmed that it will not have an income tax payable as a result of the one-time deemed repatriation tax.

15.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total Accumulated
			Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation Adjustments	Loss
Total accumulated other comprehensive loss balance as of April 30, 2018	$(57)	$36	$(21)
Changes in foreign currency translation adjustments, net of $0 taxes	—	(34)	(34)
Unrealized gains, net of $51 of taxes	57	—	57
Total accumulated other comprehensive loss balance as of April 30, 2019	$—	$2	$2

16.          Changes in Accounting Estimates

During the years ended April 30, 2019, 2018 and 2017, the Company revised its estimates at completion of various fixed-price contracts recognized using the over time method, which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. The changes in estimates resulted in cumulative catch-up adjustments to revenue for the years ended April 30, 2019 and 2017 were not material. During the year ended April 30, 2018, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,255,000.

17.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $55,000, $48,000 and $80,000 for fiscal years ended April 30, 2019, 2018 and 2017, respectively, for consulting services independent of his board service.

Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum value of $133,360,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $55,407,000 and $29,594,000 for the fiscal years ended April 30, 2019 and 2018, respectively. At April 30, 2019 and 2018, the Company had unbilled related party receivables from HAPSMobile of $9,028,000 and $3,145,000 recorded in “Unbilled receivables and retentions” on the consolidated balance sheet, respectively. As of April 30, 2019, the Company owned a 10% stake in accordance with the JVA which was diluted to approximately 5% during the first fiscal quarter of fiscal year 2020. Refer to Note 8 – Equity Method Investments for further details.

18.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. The Company finances the purchase of certain IT equipment and perpetual software licenses under capital lease arrangements. As of April 30, 2019, the Company has no future commitments related to capital lease arrangements as final payments were made during fiscal year 2019. Following is a summary of non‑cancelable operating commitments:

April 30, 2019
(In thousands)
Operating leases
2020	$5,298
2021	3,527
2022	2,723
2023	1,554
2024	953
Thereafter	—
$14,055

Rental expense under operating leases was approximately $4,609,000, $4,011,000 and $3,849,000 for the years ended April 30, 2019, 2018 and 2017, respectively.

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

At April 30, 2019 and 2018, the Company had outstanding letters of credit totaling $7,079,000 and $6,389,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. During the fiscal year ended April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. At April 30, 2019 and 2018, the Company had $93,000 and $77,000 reserved for open incurred cost claim audits, respectively.

The Company is also currently undergoing an escheat examination by the state of Delaware. The amount of any potential loss is currently not estimable, and therefore, no reserve has been recorded.

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

The Company incurred approximately $74,000 of acquisition-related costs. These expenses are included in selling, general and administrative expense on the Company’s consolidated income statement for the fiscal year ended April 30, 2017.

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2015.

20.          Geographic Information

Sales to non‑U.S. customers accounted for 52%, 47% and 36% of revenue for each of the fiscal years ended April 30, 2019, 2018 and 2017, respectively.

21.          Impact of Adoption of New Accounting Standards

During the year ended April 30, 2019, the Company adopted ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). The impact to the Company’s balance sheet as a result of adopting the standard was as follows (in thousands).

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

The tables below presents the impact of adoption on the Company’s statement of operations for the fiscal years ended April 30, 2018 and 2017 (in thousands except share and per share data).

	Year Ended April 30, 2018
	As Reported	ASC Topic 606 Impact	As Adjusted
Revenue:
Product sales	$195,330	$(3,618)	$191,712
Contract services (inclusive of related party revenue of $29,594 for the year ended April 30, 2018)	75,722	990	76,712
	271,052	(2,628)	268,424
Cost of sales:
Product sales	111,990	(2,597)	109,393
Contract services	50,174	1,172	51,346
	162,164	(1,425)	160,739
Gross margin:
Product sales	83,340	(1,021)	82,319
Contract services	25,548	(182)	25,366
	108,888	(1,203)	107,685
Selling, general and administrative	50,826	—	50,826
Research and development	26,433	—	26,433
Loss (income) from continuing operations	31,629	(1,203)	30,426
Other income (expense):
Interest income, net	2,240	—	2,240
Other expense, net	(49)	—	(49)
Income from continuing operations before income taxes	33,820	(1,203)	32,617
Provision for income taxes	10,177	(377)	9,800
Equity method investment loss, net of tax	(1,283)	—	(1,283)
Net (loss) income from continuing operations	22,360	(826)	21,534
Discontinued operations:
Gain on sale of business, net of tax	—	—	—
Income (loss) from discontinued operations, net of tax	(2,508)	(1,379)	(3,887)
Net income (loss) from discontinued operations	(2,508)	(1,379)	(3,887)
Net (loss) income	19,852	(2,205)	17,647
Net loss attributable to noncontrolling interest	216	—	216
Net (loss) income attributable to AeroVironment	$20,068	$(2,205)	$17,863
Net (loss) income per share attributable to AeroVironment—Basic
Continuing operations	$0.97	$(0.03)	$0.93
Discontinued operations	(0.11)	(0.06)	(0.17)
Net loss per share attributable to AeroVironment—Basic	$0.86	$(0.09)	$0.76
Net (loss) income per share attributable to AeroVironment—Diluted
Continuing operations	$0.95	$(0.03)	$0.91
Discontinued operations	(0.11)	(0.06)	(0.16)
Net (loss) per share attributable to AeroVironment—Diluted	$0.84	$(0.09)	$0.75
Weighted-average shares outstanding:
Basic	23,471,241	23,471,241	23,471,241
Diluted	23,813,772	23,813,772	23,813,772

	Year Ended April 30, 2017
	As Reported	ASC Topic 606 Impact	As Adjusted
Revenue:
Product sales	$159,630	$(706)	$158,924
Contract services	69,310	4,871	74,181
	228,940	4,165	233,105
Cost of sales:
Product sales	88,963	76	89,039
Contract services	44,792	2,401	47,193
	133,755	2,477	136,232
Gross margin:
Product sales	70,667	(782)	69,885
Contract services	24,518	2,470	26,988
	95,185	1,688	96,873
Selling, general and administrative	47,642	—	47,642
Research and development	28,465	—	28,465
Loss (income) from continuing operations	19,078	1,688	20,766
Other income (expense):
Interest income, net	1,618	—	1,618
Other expense, net	172	—	172
Income from continuing operations before income taxes	20,868	1,688	22,556
Provision for income taxes	4,138	620	4,758
Equity method investment loss, net of tax	(119)	—	(119)
Net (loss) income from continuing operations	16,611	1,068	17,679
Discontinued operations:
Gain on sale of business, net of tax	—	—	—
Income (loss) from discontinued operations, net of tax	(4,154)	(447)	(4,601)
Net income (loss) from discontinued operations	(4,154)	(447)	(4,601)
Net (loss) income	12,457	621	13,078
Net loss attributable to noncontrolling interest	22	—	22
Net (loss) income attributable to AeroVironment	$12,479	$621	$13,100
Net (loss) income per share attributable to AeroVironment—Basic
Continuing operations	$0.72	$0.05	$0.77
Discontinued operations	(0.18)	(0.02)	(0.20)
Net loss per share attributable to AeroVironment—Basic	$0.54	$0.03	$0.57
Net (loss) income per share attributable to AeroVironment—Diluted
Continuing operations	$0.72	$0.05	$0.76
Discontinued operations	(0.18)	(0.02)	(0.20)
Net (loss) per share attributable to AeroVironment—Diluted	$0.54	$0.03	$0.56
Weighted-average shares outstanding:
Basic	23,059,045	23,059,045	23,059,045
Diluted	23,307,738	23,307,738	23,307,738

The tables below presents the impact of adoption on the Company’s statement of comprehensive (loss) income for the fiscal years ended April 30, 2018 and 2017 (in thousands).

	Year Ended April 30, 2018
	As Reported	ASC Topic 606 Impact	As Adjusted
Net (loss) income	$19,852	$(2,205)	$17,647
Other comprehensive income:
Change in foreign currency translation adjustments	36	—	36
Unrealized gain on investments, net of deferred tax expense of $25 and $43 for the fiscal years ended 2018 and 2017	70	—	70
Total comprehensive (loss) income	19,958	(2,205)	$17,753
Net loss attributable to noncontrolling interest	216	—	216
Comprehensive (loss) income attributable to AeroVironment	$20,174	$(2,205)	$17,969

	Year Ended April 30, 2017
	As Reported	ASC Topic 606 Impact	As Adjusted
Net (loss) income	$12,457	$621	$13,078
Other comprehensive income:
Change in foreign currency translation adjustments	—	—	—
Unrealized gain on investments, net of deferred tax expense of $25 and $43 for the fiscal years ended 2018 and 2017	74	—	74
Total comprehensive (loss) income	12,531	621	$13,152
Net loss attributable to noncontrolling interest	22	—	22
Comprehensive (loss) income attributable to AeroVironment	$12,553	$621	$13,174

The table below presents the impact of adoption on the Company’s statement of cash flows for the fiscal years ended April 30, 2018 and 2017 (in thousands).

	Year Ended April 30, 2018
	As Reported	ASC Topic 606 Impact	As Adjusted
Operating activities
Net income (loss)	$19,852	$(2,205)	$17,647
Gain on sale of business, net of tax	—	—	—
Loss from discontinued operations, net of tax	2,508	1,379	3,887
Net income from continuing operations	22,360	(826)	21,534
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,982	—	5,982
Loss from equity method investments	1,283	—	1,283
Impairment of long-lived assets	255	—	255
Provision for doubtful accounts	977	—	977
Impairment of intangible assets and goodwill	1,021	—	1,021
Gains on foreign currency transactions	(87)	—	(87)
Deferred income taxes	3,835	(982)	2,853
Gain on business acquisition	—	—	—
Stock-based compensation	4,956	—	4,956
Loss on disposition of property and equipment	20	—	20
Amortization of held-to-maturity investments	1,424	—	1,424
Changes in operating assets and liabilities:
Accounts receivable	11,211	(141)	11,070
Unbilled receivables and retentions	903	1,350	2,253
Inventories	2,268	(1,076)	1,192
Income tax receivable	—	—	—
Prepaid expenses and other assets	419	(280)	139
Accounts payable	5,736	—	5,736
Other liabilities	7,873	1,351	9,224
Net cash provided by (used in) operating activities of continuing operations	70,436	(604)	69,832
Investing activities
Acquisition of property and equipment	(9,563)	—	(9,563)
Equity method investments	(3,267)	—	(3,267)
Business acquisitions, net of tax	—	—	—
Proceeds from sale of business	—	—	—
Redemptions of held-to-maturity investments	227,663	—	227,663
Purchases of held-to-maturity investments	(221,680)	—	(221,680)
Redemptions of available-for-sale investments	450	—	450
Net cash provided by investing activities from continuing operations	(6,397)	—	(6,397)
Financing activities
Principal payments of capital lease obligations	(288)	—	(288)
Tax withholding payment related to net settlement of equity awards	(397)	—	(397)
Exercise of stock options	2,705	—	2,705
Net cash provided by financing activities from continuing operations	2,020	—	2,020
Discontinued operations
Operating activities of discontinued operations	(1,227)	604	(623)
Investing activities of discontinued operations	(1,219)	—	(1,219)
Financing activities of discontinued operations	—	—	—
Net cash (used in) provided by discontinued operations	(2,446)	604	(1,842)
Net increase in cash and cash equivalents	63,613	—	63,613
Cash and cash equivalents at beginning of period	79,904	—	79,904
Cash and cash equivalents at end of period	$143,517	$—	$143,517
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,813	—	$1,813
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $25 and $43	$70	—	$70
Reclassification from share-based liability compensation to equity	$384	—	$384
Change in foreign currency translation adjustments	$36	—	$36
Acquisitions of property and equipment included in accounts payable	$379	—	$379

	Year Ended April 30, 2017
	As Reported	ASC Topic 606 Impact	As Adjusted
Operating activities
Net income (loss)	$12,457	$621	$13,078
Gain on sale of business, net of tax	—	—	—
Loss from discontinued operations, net of tax	4,154	447	4,601
Net income from continuing operations	16,611	1,068	17,679
Adjustments to reconcile net loss to cash provided by operating activities:
Depreciation and amortization	5,054	—	5,054
Loss from equity method investments	119	—	119
Impairment of long-lived assets	46	—	46
Provision for doubtful accounts	48	—	48
Impairment of intangible assets and goodwill	—	—	—
Gains on foreign currency transactions	284	—	284
Deferred income taxes	(52)	361	309
Gain on business acquisition	(584)	—	(584)
Stock-based compensation	3,392	—	3,392
Loss on disposition of property and equipment	44	—	44
Amortization of held-to-maturity investments	2,382	—	2,382
Changes in operating assets and liabilities:
Accounts receivable	(19,608)	(112)	(19,720)
Unbilled receivables and retentions	4,667	(4,052)	615
Inventories	(19,225)	2,409	(16,816)
Income tax receivable	—	—	—
Prepaid expenses and other assets	(1,484)	—	(1,484)
Accounts payable	545	—	545
Other liabilities	(233)	67	(166)
Net cash provided by (used in) operating activities of continuing operations	(7,994)	(259)	(8,253)
Investing activities
Acquisition of property and equipment	(9,017)	—	(9,017)
Equity method investments	—	—	—
Business acquisitions, net of tax	(430)	—	(430)
Proceeds from sale of business	—	—	—
Redemptions of held-to-maturity investments	121,522	—	121,522
Purchases of held-to-maturity investments	(148,991)	—	(148,991)
Redemptions of available-for-sale investments	400	—	400
Net cash provided by investing activities from continuing operations	(36,516)	—	(36,516)
Financing activities
Principal payments of capital lease obligations	(390)	—	(390)
Tax withholding payment related to net settlement of equity awards	(5)	—	(5)
Exercise of stock options	3,865	—	3,865
Net cash provided by financing activities from continuing operations	3,470	—	3,470
Discontinued operations
Operating activities of discontinued operations	(2,505)	259	(2,246)
Investing activities of discontinued operations	(838)	—	(838)
Financing activities of discontinued operations	—	—	—
Net cash (used in) provided by discontinued operations	(3,343)	259	(3,084)
Net increase in cash and cash equivalents	(44,383)	—	(44,383)
Cash and cash equivalents at beginning of period	124,287	—	124,287
Cash and cash equivalents at end of period	$79,904	$—	$79,904
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,804	—	$1,804
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $25 and $43	$74	—	$74
Reclassification from share-based liability compensation to equity	$307	—	$307
Change in foreign currency translation adjustments	$—	—	$—
Acquisitions of property and equipment included in accounts payable	$724	—	$724

22.          Subsequent Events

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse Aerospace, LLC (“Pulse”) pursuant to the terms of a Unit Purchase Agreement (the “Pulse Purchase Agreement”). The Company’s acquisition of Pulse’s Vertical Takeoff and Landing (VTOL) product family strengthens AeroVironment’s leading family of fixed-wing small unmanned aircraft systems and increases the mission capabilities of AeroVironment’s family of systems.

Pursuant to the Pulse Purchase Agreement, at closing, the Company paid $20,650,000 in cash, less closing indebtedness and transaction costs as defined in the Pulse Purchase Agreement, less a $250,000 retention to cover any post-closing indemnification claims, and less a $1,250,000 holdback amount, with the retention and holdback to be released to the member unit holders of Pulse Aerospace, less any amounts paid or reserved, 18 months after the closing of the transactions in accordance with the terms of the Pulse Purchase Agreement.  The closing cash consideration included the payoff of the outstanding indebtedness of Pulse Aerospace as of the closing date.  In addition to the consideration paid at closing, the Sellers may receive up to a maximum of $5,000,000 in additional cash consideration, which amount has been placed into escrow, if specific research and development milestones are achieved by December 10, 2021. The Company financed the acquisition entirely from available cash on hand.

Due to the timing of the acquisition, the purchase accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. In addition, the Company is unable to provide pro forma revenues and earnings of the combined entity. All required disclosures will be included in the Company's Quarterly Report on Form 10-Q for the quarter ended July 27, 2019.

23.          Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two‑year period ended April 30, 2019. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company’s fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 28, 2018		October 27, 2018	January 26, 2019	April 30, 2019
	(In thousands except per share data)
Year ended April 30, 2019
Revenue	$78,043		$72,979	$75,322	$87,930
Gross margin	$32,589		$28,399	$30,392	$37,023
Net income attributable to AeroVironment from continuing operations	$20,337	(1)	$7,047	$8,431	$6,097	(2)
Net income per share attributable to AeroVironment from continuing operations—basic(5)	$0.86	(1)	$0.30	$0.35	$0.26
Net income per share attributable to AeroVironment from continuing operations—diluted(5)	$0.85	(1)	$0.29	$0.35	$0.26

	Three Months Ended
	July 30,	October 29,		January 28,		April 30,
	2017	2017		2018		2018
	(In thousands except per share data)
Year ended April 30, 2018
Revenue	$34,361	$65,801		$54,633		$113,629
Gross margin	$8,698	$30,143		$18,250		$50,594
Net (loss) income attributable to AeroVironment from continuing operations	$(4,371)	$7,756	(3)	$(647)	(4)	$19,012
Net (loss) income per share attributable to AeroVironment from continuing operations—basic(5)	$(0.19)	$0.33		$(0.02)		$0.80
Net (loss) income per share attributable to AeroVironment from continuing operations—diluted(5)	$(0.19)	$0.32		$(0.02)		$0.79

(1)

Includes a one-time gain from a litigation settlement of $0.26 per basic and diluted share from continuing operations attributable to AeroVironment recorded to “Other income (expense), net” in the consolidated statement of operations.

(2)

Includes an impairment loss of $4.4 million related to the long-lived assets of the Company’s commercial UAS Quantix solution, recorded to selling, general and administrative expense in the consolidated statement of operations.

(3)

Includes an impairment loss of $1.0 million related to the Company’s intangible assets and goodwill acquired in the acquisition of a controlling interest in the Company’s Turkish Joint Venture, Altoy, recorded to selling, general and administrative expense in the consolidated statement of operations.

(4)	Includes a one-time expense of $3.1 million resulting from the remeasurement of deferred tax assets and liabilities related to the Tax Cut and Jobs Act.
(5)

Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share may not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2017	$56	$56	$—	$(8)	$104
2018	$104	$976	$—	$—	$1,080
2019	$1,080	$198	$—	$(237)	$1,041
Warranty reserve for the year ended April 30:
2017	$3,094	$1,838	$—	$(2,985)	$1,947
2018	$1,947	$1,884	$—	$(1,741)	$2,090
2019	$2,090	$702	$—	$(1,088)	$1,704
Reserve for inventory excess and obsolescence for the year ended April 30:
2017	$2,542	$1,115	$—	$(901)	$2,756
2018	$2,756	$2,758	$—	$(1,561)	$3,953
2019	$3,953	$5,054	$—	$(1,183)	$7,824
Reserve for self-insured medical claims for the year ended April 30:
2017	$979	$7,037	$—	$(6,883)	$1,133
2018	$1,133	$9,100	$—	$(9,230)	$1,003
2019	$1,003	$10,808	$—	$(10,867)	$944

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2019, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (COSO). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2019 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2019 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a‑15 or 15d‑15 that occurred during the quarter ended April 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of AeroVironment, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited AeroVironment, Inc. and subsidiaries’ internal control over financial reporting as of April 30, 2019, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AeroVironment, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of April 30, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of April 30, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended April 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated June 25, 2019 expressed an unqualified opinion thereon.

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

June 25, 2019

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S‑K will be included in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2019, and that information is incorporated by reference herein.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics, or Code of Conduct. The Code of Conduct is posted on our website, http://investor.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (805) 520‑8350 or by writing to us at AeroVironment, Inc., Attn: Secretary, 900 Innovators Way,  Simi Valley, California 93065. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of our executive officers or directors.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (5) of Regulation S‑K will be included in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11.  Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S‑K will be included in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S‑K will be included in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S‑K will be included in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14.  Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in the definitive proxy statement for our 2019 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15.  Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1.  Financial Statements

The following consolidated financial statements are included in Item 8:

•	Report of Independent Registered Public Accounting Firm

•	Consolidated Balance Sheets at April 30, 2019 and 2018

•	Consolidated Statements of Income for the Years Ended April 30, 2019, 2018 and 2017

•	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2019, 2018 and 2017

•	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2019, 2018 and 2017

•	Consolidated Statements of Cash Flows for the Years Ended April 30, 2019, 2018 and 2017

•	Notes to Consolidated Financial Statements

2.  Financial Statement Schedules

The following Schedule is included in Item 8:

•	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3.  Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
10.1#(4)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.5#(3)	Form of Directors’ Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement

Exhibit Number	Exhibit
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.10#(6)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.11#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13#(7)	Form of Long‑Term Compensation Award Grant Notice and Long‑Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.14#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.15#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.16#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.17#	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.18(8)

Standard Industrial/Commercial Single‑Tenant Lease, dated February 12, 2007, between AeroVironment, Inc. and OMP Industrial Moreland, LLC, for the property located at 85 Moreland Road, Simi Valley, California, including the addendum thereto

10.19(6)

First Amendment to Lease Agreement dated October 10, 2011 and Second Amendment to Lease Agreement dated June 2, 2017 by and between AeroVironment, Inc. and Simi Valley-NCR, LLC for the property located at 85 Moreland Road, Simi Valley, California

10.20(9)

Standard Industrial/Commercial Single‑Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto

10.21(9)

Standard Industrial/Commercial Single‑Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto

10.22(10)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.23(10)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.24(10)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.25(11)

Standard Multi-Tenant Office Lease — Gross, dated September 24, 2015, between AeroVironment, Inc. and Monrovia Technology Campus LLC for property at 800 Royal Oaks Dr. Monrovia, California, including addendums thereto

10.26(21)	Lease dated March 28, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California, including addendums thereto
10.27#(3)	Retiree Medical Plan
10.28†(12)	Award Contract, dated March 1, 2011, between AeroVironment, Inc. and United States Army Contracting Command
10.29†(13)	Contract modification P00015 dated September 5, 2013 under the base contract with the US Army Contracting Command—Redstone Arsenal (Missile) dated August 30, 2012
10.30†(14)	Contract modification P00074 dated September 27, 2016 under the base contract with the US Army Contracting Command — Redstone Arsenal (Missile) dated August 30, 2012
10.31(15)	Form of Director Letter Agreement by and between AeroVironment, Inc. and each non-employee director
10.32(4)	Consulting Agreement by and between AeroVironment, Inc. and Charles R. Holland executed as of March 7, 2016
10.33(4)	Task Order #FY16-001 to Consulting Agreement by and between AeroVironment, Inc. and Charles R. Holland executed as of March 7, 2016

Exhibit Number	Exhibit
10.34

Amendment No. 1 dated November 28, 2016, Amendment No. 2 dated June 7, 2017, Amendment No. 3 dated April 23, 2018, and Amendment No.4 dated April 30, 2019 to Standard Consulting Agreement and corresponding Task Orders by and between AeroVironment, Inc. and Charles R. Holland

10.35†(16)	Joint Venture Agreement by and between AeroVironment, Inc. and SoftBank Corp. dated as of December 1, 2017
10.36†(16)	Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 27, 2017
10.37†(16)	Intellectual Property License Agreement by and among AeroVironment, Inc., SoftBank Corp. and HAPSMobile, Inc. dated as of December 27, 2017.
10.38ǂ	Amendment No.1 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 30, 2018.
10.39ǂ	Amendment No.2 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of June 25, 2018.
10.40ǂ	Amendment No.3 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of August 28, 2018.
10.41ǂ	Amendment No.4 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 5, 2018.
10.42ǂ	Amendment No.5 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 19, 2019.
10.43ǂ	Amendment No.6 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 29, 2019.
10.44ǂ	Amendment No.7 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of April 24, 2019.
10.45	Amendment No. 1 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of November 29, 2018.
10.46	Amendment No. 2 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of February 8, 2019.
10.47(17)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018.
10.48(18)	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018.
10.49(19)	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
10.50#(20)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a‑14(a) or Rule 15d‑14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes‑Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S‑1 (File No. 333‑137658).

(4)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(5)	Incorporated by reference to the exhibits to the Company’s Form 8‑K filed on October 5, 2011 (File No. 001‑33261).
(6)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(7)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8‑K filed July 28, 2010 (File No. 001‑33261).

(8)	Incorporated by reference herein to the exhibits on the Company’s Annual Report on Form 10‑K filed June 29, 2007 (File No. 001‑33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed June 26, 2008 (File No. 001‑33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed March 5, 2014 (File No. 001‑33261).

(11)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 9, 2015 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed on June 21, 2011 (File No. 001‑33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10‑Q filed November 27, 2013 (File No. 001‑33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10 Q filed December 7, 2016 (File No. 001 33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

(16)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).

(17)

Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

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

(18)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

(19)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001-33261).

(20)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(21)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10‑K filed on June 27, 2018 (File No. 001‑33261)

†Confidential treatment has been granted for portions of this exhibit.

ǂPursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted.

#Indicates management contract or compensatory plan.

(c)Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 25, 2019		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 25, 2019
Wahid Nawabi	Executive Officer and Director
(Principal Executive Officer)

/s/ Teresa P. Covington	Senior Vice President and	June 25, 2019
Teresa P. Covington	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Timothy E. Conver	Chairman	June 25, 2019
Timothy E. Conver

/s/ Edward R. Muller	Director	June 25, 2019
Edward R. Muller

/s/ Arnold L. Fishman	Director	June 25, 2019
Arnold L. Fishman

/s/ Stephen F. Page	Director	June 25, 2019
Stephen F. Page

/s/ Charles R. Holland	Director	June 25, 2019
Charles R. Holland

/s/ Catharine Merigold	Director	June 25, 2019
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 25, 2019
Charles Thomas Burbage