Form 10-Q
period 2019-07-27
AeroVironment Inc
filed 2019-09-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 27, 2019

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

As of August 28, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,980,491.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 27,	April 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$137,094	$172,708
Short-term investments	163,634	150,487
Accounts receivable, net of allowance for doubtful accounts of $1,053 at July 27, 2019 and $1,041 at April 30, 2019	42,724	31,051
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $12,649 at July 27, 2019 and $9,028 at April 30, 2019)	47,935	53,047
Inventories	56,336	54,056
Prepaid expenses and other current assets	7,606	7,418
Income taxes receivable	—	821
Total current assets	455,329	469,588
Long-term investments	4,887	9,386
Property and equipment, net	17,747	16,905
Operating lease right-of-use assets	9,917	—
Deferred income taxes	7,699	6,685
Intangibles, net	16,727	459
Goodwill	8,080	—
Other assets	14,196	5,821
Total assets	$534,582	$508,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,450	$15,972
Wages and related accruals	12,085	18,507
Customer advances	3,268	2,962
Current operating lease liabilities	2,771	—
Income taxes payable	1,367	—
Other current liabilities	12,167	7,425
Total current liabilities	43,108	44,866
Deferred rent	—	1,173
Non-current operating lease liabilities	7,597	—
Other non-current liabilities	2,298	150
Deferred tax liability	29	29
Liability for uncertain tax positions	51	51
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 27, 2019 and April 30, 2019	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,990,459 shares at July 27, 2019 and 23,946,293 shares at April 30, 2019	2	2
Additional paid-in capital	177,207	176,216
Accumulated other comprehensive loss	171	2
Retained earnings	304,126	286,351
Total AeroVironment stockholders’ equity	481,506	462,571
Noncontrolling interest	(7)	4
Total equity	481,499	462,575
Total liabilities and stockholders’ equity	$534,582	$508,844

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 27,	July 28,
	2019	2018
Revenue:
Product sales	$65,839	$55,313
Contract services (inclusive of related party revenue of $12,335 and $11,563 for the three months ended July 27, 2019 and July 28, 2018, respectively)	21,072	22,730
	86,911	78,043
Cost of sales:
Product sales	30,408	29,811
Contract services	15,231	15,643
	45,639	45,454
Gross margin:
Product sales	35,431	25,502
Contract services	5,841	7,087
	41,272	32,589
Selling, general and administrative	13,668	11,956
Research and development	8,709	6,435
Income from continuing operations	18,895	14,198
Other income:
Interest income, net	1,329	906
Other income, net	355	8,388
Income from continuing operations before income taxes	20,579	23,492
Provision for income taxes	2,133	2,567
Equity method investment loss, net of tax	(1,347)	(602)
Net income from continuing operations	17,099	20,323
Discontinued operations:
Gain on sale of business, net of tax expense of $2,577	—	8,843
Loss from discontinued operations, net of tax	—	(1,850)
Net income from discontinued operations	—	6,993
Net income	17,099	27,316
Net loss attributable to noncontrolling interest	11	14
Net income attributable to AeroVironment	$17,110	$27,330
Net income per share attributable to AeroVironment—Basic
Continuing operations	$0.72	$0.86
Discontinued operations	—	0.30
Net income per share attributable to AeroVironment—Basic	$0.72	$1.16
Net income per share attributable to AeroVironment—Diluted
Continuing operations	$0.71	$0.85
Discontinued operations	—	0.29
Net income per share attributable to AeroVironment—Diluted	$0.71	$1.14
Weighted-average shares outstanding:
Basic	23,745,199	23,574,595
Diluted	24,069,933	24,010,303

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	July 27,	July 28,
	2019	2018
Net income	$17,099	$27,316
Other comprehensive income:
Change in foreign currency translation adjustments	169	(20)
Unrealized gain on investments, net of deferred tax expense of $51 for the three months ended July 28, 2018	—	57
Total comprehensive income	17,268	27,353
Net loss attributable to noncontrolling interest	11	14
Comprehensive income attributable to AeroVironment	$17,279	$27,367

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity (Unaudited)

(In thousands)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	2	176,216	286,351	2	462,571	4	462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	17,110	—	17,110	(11)	17,099
Unrealized gain on investments	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	169	169	—	169
Stock options exercised	3,000	—	93	—	—	93	—	93
Restricted stock awards	57,861	—	—	—	—	—	—	—
Restricted stock awards forfeited	(4,720)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,975)	—	(668)	—	—	(668)	—	(668)
Stock based compensation	—	—	1,566	—	—	1,566	—	1,566
Balance at July 27, 2019	23,990,459	$2	$177,207	$304,126	$171	$481,506	$(7)	$481,499

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2018	23,908,736	2	170,139	238,913	(21)	409,033	23	409,056
Net income (loss)	—	—	—	27,330	—	27,330	(14)	27,316
Unrealized gain on investments	—	—	—	—	57	57	—	57
Foreign currency translation	—	—	—	—	(20)	(20)	—	(20)
Stock options exercised	6,000	—	67	—	—	67	—	67
Restricted stock awards	33,412	—	—	—	—	—	—	—
Restricted stock awards forfeited	(13,453)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,353)	—	(819)	—	—	(819)	—	(819)
Stock-based compensation	—	—	1,402	—	—	1,402	—	1,402
Balance at July 28, 2018	23,923,342	$2	$170,789	$266,243	$16	$437,050	$9	$437,059

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 27,	July 28,
	2019	2018
Operating activities
Net income	$17,099	$27,316
Gain on sale of business, net of tax	—	(8,843)
Loss from discontinued operations, net of tax	—	1,850
Net income from continuing operations	17,099	20,323
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	2,079	1,746
Loss from equity method investment	1,347	602
Provision for doubtful accounts	11	(48)
Other non-cash expense	32	—
Non-cash lease expense	(251)	—
Losses (gains) on foreign currency transactions	1	(2)
Deferred income taxes	(349)	(306)
Stock-based compensation	1,566	1,287
Gain on sale of property and equipment	(75)	—
Amortization of held-to-maturity investments	(527)	(115)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,557)	43,189
Unbilled receivables and retentions	5,112	(42,998)
Inventories	(1,946)	(4,819)
Income tax receivable	821	—
Prepaid expenses and other assets	(616)	(133)
Accounts payable	(5,110)	(9,893)
Other liabilities	(4,524)	(3,797)
Net cash provided by operating activities of continuing operations	3,113	5,036
Investing activities
Acquisition of property and equipment	(1,902)	(1,423)
Equity method investments	(4,569)	—
Business acquisition, net of cash acquired	(18,641)	—
Proceeds from sale of business	—	31,994
Proceeds from sale of property and equipment	81	—
Redemptions of held-to-maturity investments	65,035	78,909
Purchases of held-to-maturity investments	(70,463)	(81,646)
Redemptions of available-for-sale investments	—	2,250
Purchases of available-for-sale investments	(2,693)	—
Net cash (used in) provided by investing activities from continuing operations	(33,152)	30,084
Financing activities
Principal payments of capital lease obligations	—	(57)
Tax withholding payment related to net settlement of equity awards	(668)	(819)
Exercise of stock options	93	67
Net cash used in financing activities from continuing operations	(575)	(809)
Discontinued operations
Operating activities of discontinued operations	—	(6,609)
Investing activities of discontinued operations	—	(431)
Financing activities of discontinued operations	—	—
Net cash used in discontinued operations	—	(7,040)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(30,614)	27,271
Cash, cash equivalents, and restricted cash at beginning of period	172,708	143,517
Cash, cash equivalents, and restricted cash at end of period	$142,094	$170,788
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$294	$(7)
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51 for the three months ended July 28, 2018	$—	$57
Change in foreign currency translation adjustments	$169	$(20)
Acquisitions of property and equipment included in accounts payable	$1,253	$595

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 27, 2019 are not necessarily indicative of the results for the full year ending April 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2019, included in the Company’s Annual Report on Form 10-K.

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

In December 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile, Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment has been accounted for as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in equity method investment activity, net of tax in the consolidated statements of operations. The carrying value of the investment in HAPSMobile was recorded in other assets. Refer to Note 6—Equity Method Investments for further details.

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (the “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company. The Company determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represents a strategic shift in the Company’s operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. Refer to Note 2—Discontinued Operations for further details.

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse Aerospace, LLC (“Pulse”) pursuant to the terms of a Unit Purchase Agreement (the “Pulse Purchase Agreement”). The assets, liabilities and operating results of Pulse have been included in the Company’s consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

Recently Adopted Accounting Standards

Effective May 1, 2019, the Company adopted ASU 2016-02, Leases (Topic 842), along with several additional clarification ASU’s issued during 2018, collectively the “New Lease Standard”. This New Lease Standard requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. The Company elected to adopt the New Lease Standard using the modified retrospective transition approach through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such the Company did not recast comparative consolidated financial statements. The Company also elected the package of practical expedients which allows the Company to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, the Company elected the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months and the practical expedient to not separate lease and non-lease components. Adoption of the New Lease Standard resulted in the recording of lease assets and lease liabilities on the consolidated balance sheet with no cumulative impact to retained earnings and did not have a material impact on the consolidated statement of cash flows. Refer to Note 10—Leases for additional information required as part of the adoption of the New Lease Standard.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides technical corrections, clarifications and other improvements across a variety of accounting topics. Among the clarifications, ASU 2018-09 clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether the entity will receive a tax deduction and the amount of the tax deduction is resolved. Certain amendments were applicable immediately while others provide transition guidance and are effective in the Company’s first quarter of fiscal year 2020. The Company adopted ASU 2018-09 on May 1, 2019 using the modified retrospective method. The adoption of ASU 2018-09 resulted in a cumulative adjustment to increase retained earnings by $665,000 at May 1, 2019.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s existing intangible assets have been reclassified from other assets to intangibles, net on the consolidated balance sheet for all periods presented.

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Pulse Purchase Agreement, the Company maintains an escrow account to satisfy the payment of contingent consideration due to the sellers if certain objectives are met. The restricted funds in the escrow account are recorded in other assets on the consolidated balance sheet. As of July 27, 2019 restricted cash was $5,000,000. The Company had no restricted cash as of April 30, 2019.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of the customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASC Topic 606.

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for tactical missile systems (“TMS”) product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Training services are recognized over time using an output method based on days of training completed.

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

On July 27, 2019, the Company had approximately $165,237,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 91% of the remaining performance obligations as revenue in fiscal 2020, an additional 9% in fiscal 2021, and the balance thereafter.

The Company collects sales, value added, and other taxes concurrent with revenue producing activities, which are excluded from revenue when they are both imposed on a specific transaction and collected from a customer.

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

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates, are recorded using a cumulative catch-up adjustment in the period identified for contracts with performance obligations recognized over time. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three month period ended July 27, 2019 or the three month period ended July 28, 2018. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three month period ended July 27, 2019 or the three month period ended and July 28, 2018.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	July 27,	July 28,
Revenue by major product line/program	2019	2018
Small UAS	$66,745	$41,216
TMS	5,587	22,766
HAPS	12,335	11,563
Other	2,244	2,498
Total revenue	$86,911	$78,043

	Three Months Ended
	July 27,	July 28,
Revenue by contract type	2019	2018
FFP	$67,944	$58,003
CPFF	18,264	19,983
T&M	703	57
Total revenue	$86,911	$78,043

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

	Three Months Ended
	July 27,	July 28,
Revenue by customer category	2019	2018
U.S. government:	$49,134	$35,908
Non-U.S. government	37,777	42,135
Total revenue	$86,911	$78,043

	Three Months Ended
	July 27,	July 28,
Revenue by geographic location	2019	2018
Domestic	$38,808	$35,352
International	48,103	42,691
Total revenue	$86,911	$78,043

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three month period ended July 27, 2019 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended July 27, 2019 and July 28, 2018 that was included in contract liability balances at the beginning of each year were $830,000 and $1,548,000, respectively.

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

Investments

The Company’s investments are accounted for as held-to-maturity and available-for-sale and reported at amortized cost and cost less impairment, respectively. The Company has elected to measure available-for-sale investments that do not have readily determinable fair values at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

The Company’s revenue recognition policy calls for revenue recognized on all CPFF or T&M government contracts to be recorded at actual rates to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. During the fiscal year ended April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. At July 27, 2019 and April 30, 2019, the Company had $345,000 and $93,000 reserved for incurred cost claim audits, respectively.

Intangibles Assets — Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. Acquired intangible assets include technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses and the Company’s comparable businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of the Company’s fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
Income from	July 27, 2019	July 28, 2018
Continuing operations attributable to AeroVironment	$17,110	$20,337
Discontinued operations, net of tax	—	6,993
Net income attributable to AeroVironment	$17,110	$27,330
Denominator for basic earnings per share:
Weighted average common shares	23,745,199	23,574,595
Dilutive effect of employee stock options, restricted stock and restricted stock units	324,734	435,708
Denominator for diluted earnings per share	24,069,933	24,010,303

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 3,675 and 25,392 for the three months ended July 27, 2019 and July 28, 2018, respectively.

Recently Issued Accounting Standards

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

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 which has been recorded in gain on sale of business, net of tax in the consolidated statements of operations for the three months ended July 28, 2018. The Company has disputed $1,085,000 of Webasto’s working capital adjustment claim, which is being submitted to an independent accounting firm for resolution pursuant to the terms of Purchase Agreement. No amounts have been recorded in the consolidated financial statements related to the additional working capital dispute as the Company has assessed the likelihood of a loss to be less than probable.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the

Company’s consolidated financial statements as the amount was not realized or realizable as of July 27, 2019. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

On February 22, 2019, Webasto filed a lawsuit alleging several claims against the Company for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to a previously announced product recall. Webasto seeks to recover the costs of the recall and other damages totaling a minimum of $6,500,000 in addition to attorneys’ fees, costs, and punitive damages. On August 16, 2019, the Company filed a counterclaim against Webasto seeking payment of the Holdback and declaratory relief regarding Webasto’s cancellation of an assigned contract. The Company believes that the allegations are generally meritless and is mounting a vigorous defense.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $444,000 and $399,000 has been recorded in other income, net in the consolidated statements of operations for three months ended July 27, 2019 and July 28, 2018, respectively.

The Company determined that the EES Business met the criteria for classification as an asset held for sale as of April 30, 2018 and represents a strategic shift in the Company’s operations. Therefore, the assets and liabilities and the results of operations of the EES Business are reported as discontinued operations for all periods presented. The table below presents the statements of operations data for the EES Business (in thousands).

July 28,
2018
Net sales	$4,256
Cost of sales	4,278
Gross margin	(22)
Selling, general and administrative	1,453
Research and development	1,065
Other income, net	1
Loss from discontinued operations before income taxes	(2,539)
Benefit for income taxes	(689)
Net loss from discontinued operations	$(1,850)
Gain on sale of business, net of tax expense of $2,577	8,843
Net income from discontinued operations	$6,993

3. Investments

Investments consist of the following (in thousands):

	July 27,	April 30,
	2019	2019

Short-term investments:
Held-to-maturity securities:
Municipal securities	$7,873	$5,332
U.S. government securities	81,689	63,205
Corporate bonds	74,072	81,950
Total held-to-maturity short-term investments	$163,634	$150,487
Long-term investments:
Held-to-maturity securities:
U.S. government securities	1,006	7,404
Corporate bonds	1,188	1,982
Total held-to-maturity investments	2,194	9,386
Available-for-sale securities:
Investment in limited partnership fund	2,693	—
Total available-for-sale investments	2,693	—
Total long-term investments	$4,887	$9,386

Held-To-Maturity Securities

As of July 27, 2019 and April 30, 2019, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and highly rated corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of July 27, 2019 were as follows (in thousands):

	July 27, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$7,873	$2	$—	$7,875
U.S. government securities	82,695	129	(11)	82,813
Corporate bonds	75,260	43	(6)	75,297
Total held-to-maturity investments	$165,828	$174	$(17)	$165,985

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2019 were as follows (in thousands):

	April 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$5,332	$2	$(1)	$5,333
U.S. government securities	70,609	78	(52)	70,635
Corporate bonds	83,932	20	(5)	83,947
Total held-to-maturity investments	$159,873	$100	$(58)	$159,915

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at July 27, 2019 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$163,634	$163,792
Due after one year through five years	2,194	2,193
Total	$165,828	$165,985

Available-For-Sale Securities

Investment in Limited Partnership Fund

During the three months ended July 27, 2019, the Company made its initial capital contribution to a limited partnership fund. This investment does not have readily determinable fair values. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table is a summary of the activity related to the available-for-sale investments recorded in long-term investments (in thousands):

	April 30, 2019	Changes in		July 27, 2019
	Carrying	Fair Value	Sales or	Carrying
	Value	Reflected in Net Income	Purchases	Value
Investment in limited partnership	$—	$—	$2,693	$2,693
Total investments without readily determinable fair values	$—	$—	$2,693	$2,693

Auction Rate Securities

As of April 30, 2018, the balance of available-for-sale auction rate securities consisted of two investment grade auction rate municipal bonds with maturities ranging from 1 to 16 years. These investments have characteristics similar to short term investments. During the three months ended July 28, 2018, the remaining investment grade auction rate municipal bonds were redeemed at par value.

4. Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial liabilities measured at fair value on a recurring basis at July 27, 2019, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$4,295	$4,295
Total	$—	$—	$4,295	$4,295

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2019	$—
Business acquisition	4,263
Transfers to Level 3	—
Total gains (realized or unrealized)
Included in selling, general and administrative	32
Included in other comprehensive income	—
Settlements	—
Balance at July 27, 2019	$4,295
The amount of total gains or (losses) for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at July 27, 2019	$—

Pursuant to the Pulse Purchase Agreement, the sellers may receive up to a maximum of $5,000,000 in additional cash consideration (“contingent consideration”), if specific research and development milestones are achieved by December 10, 2021. The contingent consideration was valued using a probability weighted discounted cash flow model. The analysis considered, among other items, contractual terms of the Pulse Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the milestones required for payment of the contingent consideration will be achieved. See Note 18—Business Acquisitions.

5. Inventories, net

Inventories consist of the following (in thousands):

	July 27,	April 30,
	2019	2019
Raw materials	$16,600	$16,792
Work in process	20,836	19,162
Finished goods	27,029	25,926
Inventories, gross	64,465	61,880
Reserve for inventory excess and obsolescence	(8,129)	(7,824)
Inventories, net	$56,336	$54,056

6. Equity Method Investments

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of July 27, 2019, the Company’s ownership stake in HAPSMobile was 5%, with the remaining 95% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. During the three months ended July 27, 2019 the Company did not purchase any additional shares in the HAPSMobile joint venture, and as a result its ownership percentage was diluted from 10% to approximately 5%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three months ended July 27, 2019 and July 28, 2018, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $1,347,000 and $602,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. At July 27, 2019 and April 30, 2019, the carrying value of the investment in HAPSMobile of $9,002,000 and $5,612,000, respectively, was recorded in other assets.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 27, 2019 and July 28, 2018, respectively (in thousands):

	Three Months Ended
	July 27,	July 28,
	2019	2018
Beginning balance	$1,704	$2,090
Warranty expense	549	611
Changes in estimates related to pre-existing warranties	—	712
Warranty costs settled	(540)	(275)
Ending balance	$1,713	$3,138

During the three months ended July 28, 2018, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $712,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At July 27, 2019, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was $222,000. As of July 27, 2019 a total of $254,000 of costs related to this warranty have been incurred.

8. Intangibles

The components of intangibles are as follows (in thousands):

	July 27,	April 30,
	2019	2019
Technology	$14,950	$-
In-process research and development	1,370	-
Licenses	1,006	1,006
Customer relationships	873	733
Non-compete agreements	320	-
Trademarks and tradenames	68	28
Other	3	3
Intangibles, gross	18,590	1,770
Less accumulated amortization	(1,863)	(1,311)
Intangibles, net	$16,727	$459

The weighted average amortization period at July 27, 2019 and April 30, 2019 was five years and one years, respectively. Amortization expense for the three months ended July 27, 2019 and July 28, 2018 was $552,000 and $69,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 18—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2020	$681
2021	2,860
2022	3,102
2023	2,961
2024	2,834
$12,438

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at April 30, 2019	$-
Additions to goodwill	8,080
Impairment of goodwill	-
Balance at July 27, 2019	$8,080

The increase of goodwill is attributable to the acquisition of Pulse. Refer to Note 18—Business Acquisitions for further details.

10. Leases

The Company leases certain buildings, land and equipment. Under the New Lease Standard, at contract inception the Company determines whether the contract is or contains a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The Company defines the initial lease term to include renewal options determined to be reasonably certain. The Company’s leases have remaining lease terms of less than one year to six years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease after two years. None of the Company’s options to extend or terminate are reasonably certain of being exercised, and are therefore not included in the Company’s determination of lease assets and liabilities. For operating leases, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

Many of the Company’s real estate lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For tenant improvement incentives, if the incentive is determined to be a leasehold improvement owned by the lessee, the Company generally records incentive as a reduction to fixed lease payments thereby reducing rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease. For these lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use.

The Company does not have any finance leases. The Company does not have any material restrictions or covenants in its lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

In determining the inputs to the incremental borrowing rate calculation, the Company makes judgments about the value of the leased asset, its credit rating and the lease term including the probability of its exercising options to extend or terminate the underlying lease. Additionally, the Company makes judgments around contractual asset substitution rights in determining whether a contract contains a lease.

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

Three Months Ended
July 27,
2019
Operating lease cost	$1,120
Short term lease cost	237
Variable lease cost	89
Sublease income	(117)
Total lease costs, net	$1,329

Supplemental lease information were as follows:

Three Months Ended
July 27,
2019
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,389
Right-of-use assets obtained in exchange for new lease liabilities	$10,561

Weighted average remaining lease term	37 months
Weighted average discount rate	3.7%

Maturities of operating lease liabilities as of July 27, 2019 were as follows (in thousands):

2020	$2,350
2021	3,638
2022	2,866
2023	1,647
2024	1,055
Thereafter	61
Total lease payments	11,617
Less: imputed interest	(1,249)
Total present value of operating lease liabilities	$10,368

Maturities of operating lease liabilities as of April 30, 2019 were as follows:

2020	$5,298
2021	3,527
2022	2,723
2023	1,554
2024	953
Thereafter	—
Total lease payments	$14,055

11. Accumulated Other Comprehensive Income and Reclassifications Adjustments

The components of accumulated other comprehensive income and adjustments are as follows (in thousands):

Accumulated Other
Income
Balance, net of $0 deferred taxes, as of April 30, 2019	$2
Reclassifications out of accumulated other comprehensive income, net of taxes	—
Change in foreign currency translation adjustments, net of $0 taxes	169
Balance, net of $0 deferred taxes, as of July 27, 2019	$171

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $15,120,000 and $17,117,000 for the three months ended July 27, 2019 and July 28, 2018, respectively.

13. Long-Term Incentive Awards

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) performance-based restricted stock units (“PRSUs”) which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the

PRSUs will be made in fully-vested shares of common stock. For the three months ended July 27, 2019, the Company recorded $131,000 of compensation expense related to the Fiscal 2020 LTIP. The Company recorded no compensation expense related to the Fiscal 2020 LTIP for the three months ended July 28, 2018. At July 27, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,696,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended July 27, 2019 and July 28, 2018, the Company recorded $33,000 and $44,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At July 27, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,933,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended July 27, 2019 and July 28, 2018, the Company recorded $8,000 and $490,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. At July 27, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $2,180,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards which vested in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs which vested based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. During the three months ended July 27, 2019, the Company issued a total of 14,814 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2017 LTIP. No compensation expense was recorded during the three months ended July 27, 2019 for the Fiscal 2017 LTIP.

At July 27, 2019 and April 30, 2019, the Company recorded cumulative stock-based compensation expense from the Fiscal 2020 LTIP, Fiscal 2019 LTIP and Fiscal 2018 LTIP of $1,600,000 and $1,429,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets for the PRSUs. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

14. Income Taxes

For the three months ended July 27, 2019, the Company recorded a provision for income taxes of $2,133,000, yielding an effective tax rate of 10.4%. For the three months ended July 28, 2018, the Company recorded a provision for income taxes of $2,567,000, yielding an effective tax rate of 10.9%. The variance from statutory rates for the three months ended July 27, 2019 was primarily due to federal R&D credits, foreign derived intangible income deduction and the recording of discrete excess tax benefits, resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three months ended July 28, 2018 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended July 27, 2019 or July 28, 2018. As of July 27, 2019 and April 30, 2019, approximately $21,200,000 million remained authorized for future repurchases under this program.

16. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum net value of $134,354,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $12,335,000 and $11,563,000 for the three months ended July 27, 2019 and July 28, 2018, respectively. At July 27, 2019 and April 30, 2019, the Company had unbilled related party receivables from HAPSMobile of $12,649,000 and $9,028,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. During the year ended April 30, 2019, the Company owned a 10% stake in accordance with the JVA which was diluted to approximately 5% during the first three months ended July 27, 2019. Refer to Note 6—Equity Method Investments for further details.

17. Legal Settlements

In May 2018, the Company entered into a settlement agreement to dismiss its claims against MicaSense Inc. and former AeroVironment employees, Gabriel Torres, Justin McAllister, and Jeff McBride. The terms and amount of the settlement agreement are confidential. The proceeds of the settlement were received during the three months ended July 28, 2018 and have been recorded in other income, net on the consolidated statements of operations.

18. Business Acquisitions

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse pursuant to the terms of the Pulse Purchase Agreement. The Company’s acquisition of Pulse’s helicopter UAS product family strengthens AeroVironment’s leading family of fixed-wing small unmanned aircraft systems and increases the mission capabilities of AeroVironment’s family of systems.

Pursuant to the Pulse Purchase Agreement, at closing, the Company paid $20,650,000 in cash, less closing indebtedness and transaction costs as defined in the Pulse Purchase Agreement, less a $250,000 retention to cover any post-closing indemnification claims, and less a $1,250,000 holdback amount, with the retention and holdback to be released to the member unit holders of Pulse Aerospace, less any amounts paid or reserved, 18 months after the closing of the transactions in accordance with the terms of the Pulse Purchase Agreement. The closing cash consideration included the payoff of the outstanding indebtedness of Pulse Aerospace as of the closing date. The Company financed the acquisition entirely from available cash on hand.

In addition to the consideration paid at closing, the acquisition of Pulse includes contingent consideration arrangements that require additional consideration to be paid by the Company to the sellers of Pulse if two specified research and development milestones are achieved by December 10, 2021. Amounts are payable upon the achievement of the milestones. The range of the undiscounted amounts the Company could pay under each of the contingent consideration agreements is zero or $2,500,000 ($5,000,000 in total if both milestones are achieved). The fair value of the contingent consideration recognized on the acquisition date of $4,263,000 was estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include (1) a discount rate of 4.5% and (2) the probability that each of the milestones will be achieved.

As of July 27, 2019, there were no changes in the key assumptions for the contingent consideration recognized as a result of the acquisition of Pulse. As of July 27, 2019, the fair value of the contingent consideration was $4,295,000. The increase in fair value is attributable to the accretion of the liability discount.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Pulse (in thousands):

June 10,
2019
Technology	$14,950
Goodwill	8,080
In-process R&D	1,370
Inventory	334
Non-compete agreements	320
Other assets, net of liabilities assumed	(614)
Total net identified assets acquired	$24,440

Fair value of consideration:
Cash	$18,677
Holdback	1,250
Retention	250
Contingent consideration	4,263
Total	$24,440

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value of the intangibles assets was determined using a discounted cash flow analysis, which were based on the Company’s best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Pulse and expected future customers in the helicopter UAS market. For tax purposes the acquisition was treated as an asset purchase and the goodwill is deductible ratably over a period of fifteen years.

Supplemental Pro Forma Information (unaudited)

Pulse did not contribute significant revenues or net income to the Company for the period from June 10, 2019 to July 27, 2019. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Three Months Ended
	July 27,	July 28,
	2019	2018
Revenue	$87,138	$79,313
Net income attributable to AeroVironment	$17,393	$26,369

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 28, 2018, reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from May 1, 2018 with the consequential tax effects, and including the results of Pulse prior to acquisition.

The Company incurred approximately $341,000 of acquisition-related costs. These expenses are included in selling, general and administrative expense on the Company’s consolidated income statement for the three months ended July 27, 2019.

The unaudited pro forma supplemental information is based on estimates and assumptions which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2018, nor are they indicative of results of operations that may occur in the future.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Investments

Our investments are accounted for as held-to-maturity and available-for-sale and reported at amortized cost and cost less impairment, respectively. We have elected to measure available-for-sale investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, impairment of long-lived assets, intangible assets acquired, self-insured liabilities, accounting for stock-based awards, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

In the first quarter of our fiscal 2019, we adopted ASU 2014-09, Revenue from Contracts with Customers (Topic 606), using the full retrospective method. Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.

Revenue for small unmanned aircraft systems (“UAS”) product contracts with both the U.S. government and foreign governments under the new standard revenue are recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. Revenue for Tactical Missile Systems (“TMS”)

contracts is now recognized under the new standard over time as costs are incurred. Under previous U.S. generally accepted accounting principles (“U.S. GAAP”), revenue was generally recognized when deliveries of the related products were made. The new standard accelerates the timing of when the revenue is recognized, however, it does not change the total amount of revenue recognized on these contracts. The new standard does not affect revenue recognition for our Customer-Funded Research and Development (“R&D”) contracts. We continue to recognize revenue for these contracts over time as costs are incurred.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three ended July 27, 2019 and July 28, 2018, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended July 27, 2019 and July 28, 2018, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	July 27,	July 28,
	2019	2018

Gross favorable adjustments	$283	$684
Gross unfavorable adjustments	(274)	(301)
Net favorable adjustments	$9	$383

For the three months ended July 27, 2019, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on 19 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on nine contracts, which individually were not material.

For the three months ended July 28, 2018, favorable cumulative catch-up adjustments of $0.7 million were primarily due to final cost adjustments on six contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on six contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2020 fiscal year ends on April 30, 2020 and our fiscal quarters end on July 27, 2019, October 26, 2019 and January 25, 2020, respectively.

Results of Operations

The following tables set forth our results of operations for the three months ended July 27, 2019 and July 28, 2018 (in thousands):

	Three Months Ended
	July 27,	July 28,
	2019	2018

Revenue	$86,911	$78,043
Cost of sales	45,639	45,454
Gross margin	41,272	32,589
Selling, general and administrative	13,668	11,956
Research and development	8,709	6,435
Income from operations	18,895	14,198
Other income:
Interest income, net	1,329	906
Other income, net	355	8,388
Income from continuing operations before income taxes	20,579	23,492
Provision for income taxes	2,133	2,567
Equity method investment loss, net of tax	(1,347)	(602)
Net income from continuing operations	$17,099	$20,323

Revenue. Revenue for the three months ended July 27, 2019 was $86.9 million, as compared to $78.0 million for the three months ended July 28, 2018, representing an increase of $8.9 million, or 11%. The increase in revenue was due to an increase in product deliveries of $10.5 million, partially offset by a decrease in service revenue of $1.7 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS, partially offset by a decrease in product deliveries of TMS. During the three months ended July 27, 2019, we continued to experience expansion in small UAS product deliveries to international customers. The decrease in service revenue was primarily due to a decrease in customer-funded R&D revenue primarily associated with TMS variant programs.

Cost of Sales. Cost of sales for the three months ended July 27, 2019 was $45.6 million, as compared to $45.5 million for the three months ended July 28, 2018, representing an increase of $0.2 million, or 0.4%. The increase in cost of sales was a result of an increase in product costs of sales of $0.6 million, partially offset by a decrease in service cost of sales of $0.4 million. The increase in product costs of sales was primarily due to an increase in product deliveries, partially offset by a decrease in warranty related costs and sustaining engineering costs to support our existing products. The decrease in service costs was primarily due to a decrease in service revenues. As a percentage of revenue, cost of sales decreased from 58% to 53%, primarily due to the increased sales volume, which resulted in a decrease in the per unit fixed manufacturing and engineering overhead support cost, and an increase in the proportion of product revenue to total revenue.

Gross Margin. Gross margin for the three months ended July 27, 2019 was $41.3 million, as compared to $32.6 million for the three months ended July 28, 2018, representing an increase of $8.7 million, or 27%. The increase in gross margin was primarily due to an increase in product margin of $9.9 million, partially offset by a decrease in service margin of $1.2 million. The increase in product margin was primarily due to an increase in product deliveries and favorable product mix. The decrease in service margin was primarily due to a decrease in service revenue. As a percentage of revenue, gross margin increased from 42% to 47%, primarily due to the increased sales volume and an increase in the proportion of product revenue to total revenue.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended July 27, 2019 was $13.7 million, or 16% of revenue, compared to SG&A expense of $12.0 million, or 15% of revenue, for the three months ended July 28, 2018. The increase in SG&A expense was primarily due to an increase in legal fees as well as a number of miscellaneous expenses that were not individually significant.

Research and Development. R&D expense for the three months ended July 27, 2019 was $8.7 million, or 10% of revenue, compared to R&D expense of $6.4 million, or 8% of revenue, for the three months ended July 28, 2018. R&D expense increased by $2.3 million, or 35%, for the three months ended July 27, 2019, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended July 27, 2019 was $1.3 million compared to interest income, net of $0.9 million for the three months ended July 28, 2018. The increase in interest income was due to an increase in the interest rates earned on our investment portfolio.

Other Income, net. Other income, net, for the three months ended July 27, 2019 was $0.4 million compared to other income, net of $8.4 million for the three months ended July 28, 2018. The decrease in other income, net was primarily due to a one-time gain from a litigation settlement during the first quarter of fiscal 2019.

Provision for Income Taxes. Our effective income tax rate was 10.4% for the three months ended July 27, 2019, as compared to 10.9% for the three months ended July 28, 2018. The decrease in the effective income tax rate was primarily due to an increase in estimated federal R&D credits.

Equity Method Investment Activity, net of tax. Equity method investment activity, net of tax for the three months ended July 27, 2019 was a loss of $1.3 million compared to a loss of $0.6 million for the three months ended July 28, 2018. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of July 27, 2019, our funded backlog was approximately $165.2 million.

In addition to our funded backlog, we also had unfunded backlog of $50.9 million as of July 27, 2019. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Although not material in value alone or in aggregate, during the three months ended July 27, 2019, we made certain commitments outside of the ordinary course of business. We made our initial capital contribution of $2.7 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund. An additional capital contribution of $2.3 million was made during our second quarter of fiscal 2020. In addition, pursuant to the Pulse Purchase Agreement, we maintain $5.0 million in an escrow account which will be paid to the sellers upon the achievement of specific research and development milestones. These milestones must be achieved by December 10, 2021.

Cash Flows

The following table provides our cash flow data for the three months ended July 27, 2019 and July 28, 2018 (in thousands):

	Three Months Ended
	July 27,	July 28,
	2019	2018
	(Unaudited)
Net cash provided by operating activities	$3,113	$5,036
Net cash (used in) provided by investing activities	$(33,152)	$30,084
Net cash used in financing activities	$(575)	$(809)

Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended July 27, 2019 decreased by $1.9 million to $3.1 million, compared to net cash provided by operating activities of $5.0 million for the three months ended July 28, 2018. The decrease in net cash provided by operating activities was primarily due to a decrease in net income from continuing operations of $3.2 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $63.2 million to $33.2 million for the three months ended July 27, 2019, compared to net cash provided by investing activities of $30.1 million for the three months ended July 28, 2018. The increase in net cash used in investing activities was primarily due to proceeds received from the sale of our EES Business of $32.0 million in the first quarter of fiscal 2019; cash used in the purchase of Pulse Aerospace, LLC, net of cash acquired of $18.6 million; an increase in purchases net of redemptions of available-for-sale investments of $4.9 million; an increase in cash used for the HAPS equity method investment of $4.6 million; and an increase in purchases net of redemptions of held-to-maturity investments of $2.7 million.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $0.2 million to $0.6 million for the three months ended July 27, 2019, compared to net cash used by financing activities of $0.8 million for the three months ended July 28, 2018. The decrease in cash used in financing activities was primarily due to a decrease in tax withholding payment related to net settlement of equity awards of $0.2 million.

Contractual Obligations

During the three months ended July 27, 2019, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Off-Balance Sheet Arrangements

As of July 27, 2019, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended July 27, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of July 27, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 27, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 27, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES division to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On May 20, 2019, we filed a motion to dismiss/stay claims regarding the recall and a claim related to Webasto’s post-closing cancellation of an assigned contract based on the argument that claims involving those two third-parties along with AeroVironment and Webasto can only be litigated in California through arbitration. At a hearing on July17, 2019, the Court denied the motion, but indicated it was willing to reconsider the arguments made in the motion if the proceedings in California involving these two third-parties took place. On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit will begin on September 16, 2019. We intend to mount a vigorous defense.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual

Report on Form 10-K for the fiscal year ended April 30, 2019. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase

Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three months ended July 27, 2019. As of July 27, 2019, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1(3)	Consulting Agreement by and between AeroVironment, Inc. and Kirk J. Flittie, effective July 13, 2019.
10.2ǂ	Amendment No.8 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc., dated as of June 20, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed July 17, 2019 (File No. 001-33261).

ǂ     Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted.

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

Date: September 4, 2019		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Teresa P. Covington
Teresa P. Covington
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)