Form 10-Q
period 2019-10-26
AeroVironment Inc
filed 2019-12-04
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 26, 2019

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

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVAV	The NASDAQ Stock Market LLC

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

As of November 26, 2019, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,990,616.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 26,	April 30,
	2019	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$130,742	$172,708
Short-term investments	161,635	150,487
Accounts receivable, net of allowance for doubtful accounts of $1,055 at October 26, 2019 and $1,041 at April 30, 2019	40,564	31,051
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $21,717 at October 26, 2019 and $9,028 at April 30, 2019)	62,397	53,047
Inventories	52,769	54,056
Prepaid expenses and other current assets	8,045	7,418
Income taxes receivable	—	821
Total current assets	456,152	469,588
Long-term investments	13,478	9,386
Property and equipment, net	20,571	16,905
Operating lease right-of-use assets	8,902	—
Deferred income taxes	8,019	6,685
Intangibles, net	15,952	459
Goodwill	8,080	—
Other assets	13,339	5,821
Total assets	$544,493	$508,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,022	$15,972
Wages and related accruals	13,218	18,507
Customer advances	2,550	2,962
Current operating lease liabilities	2,290	—
Income taxes payable	2,570	—
Other current liabilities	13,141	7,425
Total current liabilities	44,791	44,866
Deferred rent	—	1,173
Non-current operating lease liabilities	6,843	—
Other non-current liabilities	2,422	150
Deferred tax liability	29	29
Liability for uncertain tax positions	51	51
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 26, 2019 and April 30, 2019	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,990,616 shares at October 26, 2019 and 23,946,293 shares at April 30, 2019	2	2
Additional paid-in capital	178,550	176,216
Accumulated other comprehensive loss	181	2
Retained earnings	311,627	286,351
Total AeroVironment stockholders’ equity	490,360	462,571
Noncontrolling interest	(3)	4
Total equity	490,357	462,575
Total liabilities and stockholders’ equity	$544,493	$508,844

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018
Revenue:
Product sales	$57,386	$47,056	$123,225	$102,369
Contract services (inclusive of related party revenue of $13,393 and $12,832 for the three months ended October 26, 2019 and October 27, 2018, respectively; and $25,728 and $24,395 for the six months ended October 26, 2019 and October 27, 2018, respectively)	25,885	25,923	46,957	48,653
	83,271	72,979	170,182	151,022
Cost of sales:
Product sales	30,802	26,567	61,210	56,378
Contract services	17,303	18,013	32,534	33,656
	48,105	44,580	93,744	90,034
Gross margin:
Product sales	26,584	20,489	62,015	45,991
Contract services	8,582	7,910	14,423	14,997
	35,166	28,399	76,438	60,988
Selling, general and administrative	16,255	13,646	29,923	25,602
Research and development	10,858	8,109	19,567	14,544
Income from continuing operations	8,053	6,644	26,948	20,842
Other income:
Interest income, net	1,266	1,068	2,595	1,974
Other income, net	157	1,291	512	9,679
Income from continuing operations before income taxes	9,476	9,003	30,055	32,495
Provision for income taxes	1,108	1,211	3,241	3,778
Equity method investment loss, net of tax	(863)	(752)	(2,210)	(1,354)
Net income from continuing operations	7,505	7,040	24,604	27,363
Discontinued operations:
(Loss) gain on sale of business, net of tax (benefit) expense of $(114) and $2,463 for the three and six months ended October 27, 2018, respectively	—	(391)	—	8,452
Loss from discontinued operations, net of tax	—	(599)	—	(2,449)
Net (loss) income from discontinued operations	—	(990)	—	6,003
Net income	7,505	6,050	24,604	33,366
Net (income) loss attributable to noncontrolling interest	(4)	7	7	21
Net income attributable to AeroVironment	$7,501	$6,057	$24,611	$33,387
Net income per share attributable to AeroVironment—Basic
Continuing operations	$0.32	$0.30	$1.04	$1.16
Discontinued operations	—	(0.04)	—	0.25
Net income per share attributable to AeroVironment—Basic	$0.32	$0.26	$1.04	$1.41
Net income per share attributable to AeroVironment—Diluted
Continuing operations	$0.31	$0.29	$1.02	$1.14
Discontinued operations	—	(0.04)	—	0.25
Net income per share attributable to AeroVironment—Diluted	$0.31	$0.25	$1.02	$1.39
Weighted-average shares outstanding:
Basic	23,804,364	23,667,400	23,775,355	23,621,720
Diluted	24,061,810	24,098,833	24,063,775	24,059,394

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018
Net income	$7,505	$6,050	$24,604	$33,366
Other comprehensive income:
Change in foreign currency translation adjustments	10	(11)	179	(31)
Unrealized gain on investments, net of deferred tax expense of $51 for the six months ended October 27, 2018	—	—	—	57
Total comprehensive income	7,515	$6,039	24,783	33,392
Net (income) loss attributable to noncontrolling interest	(4)	7	7	21
Comprehensive income attributable to AeroVironment	$7,511	$6,046	$24,790	$33,413

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the six months ended October 26, 2019 and October 27, 2018 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	2	176,216	286,351	2	462,571	4	462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	24,611	—	24,611	(7)	24,604
Unrealized gain on investments	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	179	179	—	179
Stock options exercised	3,000	—	93	—	—	93	—	93
Restricted stock awards	65,692	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,005)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,364)	—	(743)	—	—	(743)	—	(743)
Stock based compensation	—	—	2,984	—	—	2,984	—	2,984
Balance at October 26, 2019	23,990,616	$2	$178,550	$311,627	$181	$490,360	$(3)	$490,357

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2018	23,908,736	2	170,139	238,913	(21)	409,033	23	409,056
Net income (loss)	—	—	—	33,387	—	33,387	(21)	33,366
Unrealized gain on investments	—	—	—	—	57	57	—	57
Foreign currency translation	—	—	—	—	(31)	(31)	—	(31)
Stock options exercised	12,725	—	71	—	—	71	—	71
Restricted stock awards	34,446	—	—	—	—	—	—	—
Restricted stock awards forfeited	(14,655)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,879)	—	(975)	—	—	(975)	—	(975)
Stock-based compensation	—	—	2,632	—	—	2,632	—	2,632
Balance at October 27, 2018	23,928,373	$2	$171,867	$272,300	$5	$444,174	$2	$444,176

See accompanying notes to consolidated financial statements (unaudited)

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended October 26, 2019 and October 27, 2018 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at July 27, 2019	23,990,459	2	177,207	304,126	171	481,506	(7)	481,499
Net income	—	—	—	7,501	—	7,501	4	7,505
Unrealized gain on investments	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	10	10	—	10
Stock options exercised	—	—	—	—	—	—	—	—
Restricted stock awards	7,831	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,285)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,389)	—	(75)	—	—	(75)	—	(75)
Stock based compensation	—	—	1,418	—	—	1,418	—	1,418
Balance at October 26, 2019	23,990,616	$2	$178,550	$311,627	$181	$490,360	$(3)	$490,357

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at July 28, 2018	23,923,342	$2	$170,789	$266,243	$16	$437,050	$9	$437,059
Net income (loss)	—	—	—	6,057	—	6,057	(7)	6,050
Unrealized gain on investments	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	(11)	(11)	—	(11)
Stock options exercised	6,725	—	4	—	—	4	—	4
Restricted stock awards	1,034	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,202)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,526)	—	(156)	—	—	(156)	—	(156)
Stock-based compensation	—	—	1,230	—	—	1,230	—	1,230
Balance at October 27, 2018	23,928,373	$2	$171,867	$272,300	$5	$444,174	$2	$444,176

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 26,	October 27,
	2019	2018
Operating activities
Net income	$24,604	$33,366
Gain on sale of business, net of tax	—	(8,452)
Loss from discontinued operations, net of tax	—	2,449
Net income from continuing operations	24,604	27,363
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	4,486	3,584
Loss from equity method investment	2,210	1,354
Provision for doubtful accounts	14	(27)
Other non-cash expense	81	—
Non-cash lease expense	2,255	—
Losses (gains) on foreign currency transactions	1	(13)
Deferred income taxes	(669)	(614)
Stock-based compensation	2,984	2,517
Gain on sale of property and equipment	(75)	—
Amortization of held-to-maturity investments	(984)	(459)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(9,400)	22,261
Unbilled receivables and retentions	(9,350)	(28,782)
Inventories	1,621	(8,671)
Income tax receivable	821	—
Prepaid expenses and other assets	(1,051)	(831)
Accounts payable	(5,046)	(8,841)
Other liabilities	(4,583)	(6,184)
Net cash provided by operating activities of continuing operations	7,919	2,657
Investing activities
Acquisition of property and equipment	(6,850)	(4,135)
Equity method investments	(4,569)	—
Business acquisition, net of cash acquired	(18,641)	—
Proceeds from sale of business	—	31,994
Proceeds from sale of property and equipment	81	—
Redemptions of held-to-maturity investments	159,839	153,029
Purchases of held-to-maturity investments	(169,148)	(169,402)
Redemptions of available-for-sale investments	—	2,250
Purchases of available-for-sale investments	(4,947)	—
Net cash (used in) provided by investing activities from continuing operations	(44,235)	13,736
Financing activities
Principal payments of capital lease obligations	—	(111)
Tax withholding payment related to net settlement of equity awards	(743)	(975)
Exercise of stock options	93	71
Net cash used in financing activities from continuing operations	(650)	(1,015)
Discontinued operations
Operating activities of discontinued operations	—	(7,188)
Investing activities of discontinued operations	—	(452)
Financing activities of discontinued operations	—	—
Net cash used in discontinued operations	—	(7,640)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,966)	7,738
Cash, cash equivalents, and restricted cash at beginning of period	172,708	143,517
Cash, cash equivalents, and restricted cash at end of period	$135,742	$151,255
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$518	$5,270
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51 for the six months ended October 27, 2018	$—	$57
Change in foreign currency translation adjustments	$179	$(31)
Acquisitions of property and equipment included in accounts payable	$761	$753

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 26, 2019 are not necessarily indicative of the results for the full year ending April 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2019, included in the Company’s Annual Report on Form 10-K.

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

During the three months ended October 27, 2019, the Company dissolved its wholly-owned subsidiary, Skytower, Inc., the results of which were not material to the consolidated financial statements.

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

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Pulse Purchase Agreement, the Company maintains an escrow account to satisfy the payment of contingent consideration due to the sellers if certain objectives are met. The restricted funds in the escrow account are recorded in other assets on the consolidated balance sheet. As of October 26, 2019 restricted cash was $5,000,000. The Company had no restricted cash as of April 30, 2019.

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

On October 26, 2019, the Company had approximately $146,671,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 86% of the remaining performance obligations as revenue in fiscal 2020, an additional 14% in fiscal 2021, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or six month periods ended October 26, 2019 and October 27, 2018. During the three and six month periods ended October 26, 2019, the Company revised its estimates of the total expected costs to complete a contract associated a design and development agreement. The impact of the revised estimate on this contract on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase of approximately $1,118,000 and $976,000, respectively. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three and six month periods ended October 27, 2018.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
Revenue by major product line/program	2019	2018	2019	2018
Small UAS	$59,157	$42,199	$125,903	$83,415
TMS	7,924	15,019	13,511	37,785
HAPS	13,393	12,832	25,728	24,395
Other	2,797	2,929	5,040	5,427
Total revenue	$83,271	$72,979	$170,182	$151,022

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
Revenue by contract type	2019	2018	2019	2018
FFP	$60,518	$50,054	$128,462	$108,057
CPFF	21,257	22,870	39,521	42,853
T&M	1,496	55	2,199	112
Total revenue	$83,271	$72,979	$170,182	$151,022

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

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
Revenue by customer category	2019	2018	2019	2018
U.S. government:	$50,302	$46,941	$99,436	$82,849
Non-U.S. government	32,969	26,038	70,746	68,173
Total revenue	$83,271	$72,979	$170,182	$151,022

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
Revenue by geographic location	2019	2018	2019	2018
Domestic	$49,965	$46,726	$88,773	$82,078
International	33,306	26,253	81,409	68,944
Total revenue	$83,271	$72,979	$170,182	$151,022

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the six month period ended October 26, 2019 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended October 26, 2019 that was included in contract liability balances at the beginning of each year were $828,000 and $1,658,000, respectively; and revenue recognized for the three and six month periods ended October 27, 2018 that was included in contract liability balances at the beginning of each year were $6,000 and $1,554,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all CPFF or T&M government contracts to be recorded at actual rates to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. During the fiscal year ended April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. At October 26, 2019 and April 30, 2019, the Company had $345,000 and $93,000 reserved for incurred cost claim audits, respectively.

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

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
Income from	October 26, 2019	October 27, 2018	October 26, 2019	October 27, 2018
Continuing operations attributable to AeroVironment	$7,501	$7,047	$24,611	$27,384
Discontinued operations, net of tax	—	(990)	—	6,003
Net income attributable to AeroVironment	$7,501	$6,057	$24,611	$33,387
Denominator for basic earnings per share:
Weighted average common shares	23,804,364	23,667,400	23,775,355	23,621,720
Dilutive effect of employee stock options, restricted stock and restricted stock units	257,446	431,433	288,420	437,674
Denominator for diluted earnings per share	24,061,810	24,098,833	24,063,775	24,059,394

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 8,402 and 4,358 for the three and six months ended October 26, 2019, respectively. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 598 and 7,130 for the three and six months ended October 27, 2018, respectively.

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

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 and has been recorded in gain on sale of business, net of tax in the consolidated statements of operations. During the three-months ended October 27, 2018, the Company recorded a reduction to the gain resulting from a working capital adjustment of $504,000. In addition, the Company is in the process of submitting a Webasto working capital dispute in the amount of $1,085,000 to an independent accounting firm for resolution pursuant to the terms of the Purchase Agreement. No amounts have been recorded in the consolidated financial statements related to the additional working capital dispute as the Company has assessed the likelihood of a loss to be less than probable.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of October 26, 2019. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

On October 29, 2019, P.B.M S.r.l. (“PBM”), filed a Notice of Arbitration naming Webasto and the Company as defendants, alleging over $1,700,000, plus attorneys’ fees, for unpaid invoices and reliance damages stemming from a 2017 agreement that the Company assigned to Webasto in the sale of the EES Business. As Webasto filed an objection to such arbitration, the Company expects a stay to issue and that no litigation will commence until at least January 2020.

During the three months ended October 27, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration that named certain of the Company’s EES products as subject to the recall. The Company is continuing to assess the facts giving rise to the recall. Under the terms of the Purchase Agreement, the Company may be responsible for certain costs of such recall of named products the Company manufactured, sold or serviced prior to the closing of the sale of the EES Business. On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. The Company filed a responsive pleading in the Benchmark arbitration on October 29, 2019, consisting of a general denial, affirmative defenses, and a reservation of the right to file counter-claims at a later date. The Benchmark arbitration is now stayed pursuant to an action by Webasto in New York Superior Court contesting the applicability of arbitration for this matter.

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $45,000 and $489,000 has been recorded in other income, net in the consolidated statements of operations for three and six months ended October 26, 2019, respectively, and $1,221,000 and $1,620,000 for three and six months ended October 27, 2018, respectively.

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

	Three Months Ended	Six Months Ended
	October 27,	October 27,
	2018	2018
Net sales	$—	$4,256
Cost of sales	748	5,026
Gross margin	(748)	(770)
Selling, general and administrative	50	1,503
Research and development	(25)	1,040
Other income, net	—	1
Loss from discontinued operations before income taxes	(773)	(3,312)
Benefit for income taxes	(174)	(863)
Net loss from discontinued operations	$(599)	$(2,449)
(Loss) gain on sale of business, net of tax (benefit) expense of $(114) and $2,463 for the three and six months ended October 27, 2018, respectively	(391)	8,452
Net (loss) income from discontinued operations	$(990)	$6,003

3. Investments

Investments consist of the following (in thousands):

	October 26,	April 30,
	2019	2019

Short-term investments:
Held-to-maturity securities:
Municipal securities	$21,761	$5,332
U.S. government securities	65,826	63,205
Corporate bonds	74,048	81,950
Total held-to-maturity short-term investments	$161,635	$150,487
Long-term investments:
Held-to-maturity securities:
Municipal securities	5,015	—
U.S. government securities	—	7,404
Corporate bonds	2,495	1,982
Certificates of deposit	1,021	—
Total held-to-maturity investments	8,531	9,386
Available-for-sale securities:
Investment in limited partnership fund	4,947	—
Total available-for-sale investments	4,947	—
Total long-term investments	$13,478	$9,386

Held-To-Maturity Securities

As of October 26, 2019 and April 30, 2019, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and highly rated corporate bonds. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of October 26, 2019 were as follows (in thousands):

	October 26, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$26,776	$—	$(6)	$26,770
U.S. government securities	65,826	150	—	65,976
Corporate bonds	76,543	52	(11)	76,584
Certificates of deposit	1,021	1	—	1,022
Total held-to-maturity investments	$170,166	$203	$(17)	$170,352

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2019 were as follows (in thousands):

	April 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$5,332	$2	$(1)	$5,333
U.S. government securities	70,609	78	(52)	70,635
Corporate bonds	83,932	20	(5)	83,947
Total held-to-maturity investments	$159,873	$100	$(58)	$159,915

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at October 26, 2019 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$161,635	$161,819
Due after one year through five years	8,531	8,533
Total	$170,166	$170,352

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

The following table is a summary of the activity related to the available-for-sale investments recorded in long-term investments (in thousands):

	April 30, 2019	Changes in		October 26, 2019
	Carrying	Fair Value	Sales or	Carrying
	Value	Reflected in Net Income	Purchases	Value
Investment in limited partnership	$—	$—	$4,947	$4,947
Total investments without readily determinable fair values	$—	$—	$4,947	$4,947

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

The Company’s financial liabilities measured at fair value on a recurring basis at October 26, 2019, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$4,344	$4,344
Total	$—	$—	$4,344	$4,344

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2019	$—
Business acquisition	4,263
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in selling, general and administrative	81
Included in other comprehensive income	—
Settlements	—
Balance at October 26, 2019	$4,344
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at October 26, 2019	$—

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

5. Inventories, net

Inventories consist of the following (in thousands):

	October 26,	April 30,
	2019	2019
Raw materials	$16,695	$16,792
Work in process	24,124	19,162
Finished goods	22,651	25,926
Inventories, gross	63,470	61,880
Reserve for inventory excess and obsolescence	(10,701)	(7,824)
Inventories, net	$52,769	$54,056

During the three months ended October 26, 2019, the Company recorded inventory reserve charges of approximately $2,600,000 to impair the remaining net book value of the Company’s Quantix commercial UAS solution. For the three and six months end October 26, 2019 the Company recorded inventory reserve charges of $2,612,000 and $3,190,000, respectively. For the three and six months end October 27, 2018 the Company recorded inventory impairment charges of $841,000 and $1,190,000, respectively.

6. Equity Method Investments

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of October 26, 2019, the Company’s ownership stake in HAPSMobile was 5%, with the remaining 95% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three and six months ended October 26, 2019, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $863,000 and $2,210,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. For the three and six months ended October 27, 2018, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $752,000 and $1,354,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. At October 26, 2019 and April 30, 2019, the carrying value of the investment in HAPSMobile of $8,149,000 and $5,612,000, respectively, was recorded in other assets.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October

26, 2019 and October 27, 2018, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018
Beginning balance	$1,849	$3,138	$1,704	$2,090
Warranty expense	534	(249)	1,219	361
Changes in estimates related to pre-existing warranties	(189)	(219)	(189)	493
Warranty costs settled	(319)	(239)	(859)	(513)
Ending balance	$1,875	$2,431	$1,875	$2,431

During the six months ended October 26, 2019, the Company revised its estimates based on the results of additional engineering studies to $302,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. At October 26, 2019, the total remaining warranty reserve related to the estimated costs to repair the impacted UAS was not significant. As of October 26, 2019 a total of $288,000 of costs related to this warranty have been incurred.

8. Intangibles

The components of intangibles are as follows (in thousands):

	October 26,	April 30,
	2019	2019
Technology	$14,950	$-
In-process research and development	1,370	-
Licenses	1,006	1,006
Customer relationships	873	733
Non-compete agreements	320	-
Trademarks and tradenames	68	28
Other	3	3
Intangibles, gross	18,590	1,770
Less accumulated amortization	(2,638)	(1,311)
Intangibles, net	$15,952	$459

The weighted average amortization period at October 26, 2019 and April 30, 2019 was five years and one year, respectively. Amortization expense for the three and six months ended October 26, 2019 was $775,000 and $1,327,000, respectively. Amortization expense for the three and six months ended October 27, 2018 $80,000 and $149,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 18—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2020	$1,495
2021	2,860
2022	3,102
2023	2,961
2024	2,834
$13,252

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at April 30, 2019	$-
Additions to goodwill	8,080
Impairment of goodwill	-
Balance at October 26, 2019	$8,080

The increase of goodwill is attributable to the acquisition of Pulse. Refer to Note 18—Business Acquisitions for further details.

10. Leases

The Company leases certain buildings, land and equipment. Under the New Lease Standard, at contract inception the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

Six Months Ended
October 26,
2019
Operating lease cost	$2,234
Short term lease cost	347
Variable lease cost	413
Sublease income	(174)
Total lease costs, net	$2,820

Supplemental lease information were as follows:

Six Months Ended
October 26,
2019
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,733
Right-of-use assets obtained in exchange for new lease liabilities	$10,941

Weighted average remaining lease term	36 months
Weighted average discount rate	3.7%

Maturities of operating lease liabilities as of October 26, 2019 were as follows (in thousands):

2020	$532
2021	3,638
2022	2,866
2023	1,647
2024	1,055
Thereafter	62
Total lease payments	9,800
Less: imputed interest	(667)
Total present value of operating lease liabilities	$9,133

Maturities of operating lease liabilities as of April 30, 2019 were as follows:

2020	$5,298
2021	3,527
2022	2,723
2023	1,554
2024	953
Thereafter	—
Total lease payments	$14,055

11. Accumulated Other Comprehensive Income and Reclassifications Adjustments

The components of accumulated other comprehensive income and adjustments are as follows (in thousands):

Accumulated Other
Income
Balance, net of $0 deferred taxes, as of April 30, 2019	$2
Reclassifications out of accumulated other comprehensive income, net of taxes	—
Change in foreign currency translation adjustments, net of $0 taxes	179
Balance, net of $0 deferred taxes, as of October 26, 2019	$181

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $17,506,000 and $32,626,000 for the three and six months ended October 26, 2019, respectively. Revenue from customer-funded R&D was approximately $18,790,000 and $35,907,000 for the three and six months ended October 27, 2018, respectively.

13. Long-Term Incentive Awards

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 26, 2019, the Company recorded $166,000 and $297,000 of compensation expense related to the Fiscal 2020 LTIP. The Company recorded no compensation expense related to the Fiscal 2020 LTIP for the three and six months ended October 27, 2018. At October 26, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,263,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 26, 2019, the Company recorded $16,000 and $48,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. For the three and six months ended October 27, 2018, the Company recorded $211,000 and $255,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At October 26, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,478,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 26, 2019, the Company reversed $46,000 and $39,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. For the three and six months ended October 27, 2018, the Company recorded $113,000 and $334,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. At October 26, 2019, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $1,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards, which vested in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs, which vested based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. During the three months ended July 27, 2019, the Company issued a total of 14,814 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2017 LTIP. No compensation expense was recorded during the three and six months ended October 26, 2019 for the Fiscal 2017 LTIP.

At October 26, 2019 and April 30, 2019, the Company recorded cumulative stock-based compensation expense from the Fiscal 2020 LTIP, Fiscal 2019 LTIP and Fiscal 2018 LTIP of $1,736,000 and $1,429,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets for the PRSUs. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

14. Income Taxes

For the three and six months ended October 26, 2019, the Company recorded a provision for income taxes of $1,108,000 and $3,241,000, respectively, yielding an effective tax rate of 11.7% and 10.8%, respectively. For the three and six months ended October 27, 2018, the Company recorded a provision for income taxes of $1,211,000 and $3,778,000, respectively, yielding effective tax rates of 13.5% and 11.6%, respectively. The variance from statutory rates for the three and six months ended October 26, 2019 was primarily due to federal R&D credits, foreign derived intangible income deduction and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and six months ended October 27, 2018 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and six months ended October 26, 2019 or October 27, 2018. As of October 26, 2019 and April 30, 2019, approximately $21,200,000 million remained authorized for future repurchases under this program.

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

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $13,393,000 and $25,728,000 for the three and six months ended October 26, 2019, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $12,832,000 and $24,395,000 for the three and six months ended October 27, 2018, respectively. At October 26, 2019 and April 30, 2019, the Company had unbilled related party receivables from HAPSMobile of $21,717,000 and $9,028,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. During the year ended April 30, 2019, the Company owned a 10% stake in accordance with the JVA which was diluted to approximately 5% during the first three months ended July 27, 2019. Refer to Note 6—Equity Method Investments for further details.

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

Pursuant to the Pulse Purchase Agreement, at closing, the Company paid $20,650,000 in cash, less closing indebtedness and transaction costs as defined in the Pulse Purchase Agreement, less a $250,000 retention to cover any post-closing indemnification claims, and less a $1,250,000 holdback amount, with the retention and holdback to be released to the member unit holders of Pulse, less any amounts paid or reserved, 18 months after the closing of the transactions in accordance with the terms of the Pulse Purchase Agreement. The closing cash consideration included the payoff of the outstanding indebtedness of Pulse as of the closing date. The Company financed the acquisition entirely from available cash on hand.

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

As of October 26, 2019, there were no changes in the key assumptions for the contingent consideration recognized as a result of the acquisition of Pulse. As of October 26, 2019, the fair value of the contingent consideration was $4,344,000 recorded in other current liabilities and other non-current liabilities on the consolidated balance sheet. The increase in fair value is attributable to the accretion of the liability discount.

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

Supplemental Pro Forma Information (unaudited)

Pulse did not contribute significant revenues to the three or six months ended October 26, 2019 since acquisition on June 10, 2019. Other than intangible asset amortization expense of $731,000 and $1,220,000 for the three and six months ended October 26, 2019 since acquisition on June 10, 2019, the Pulse financial results were not significant. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 27,	October 26,	October 27,
	2019	2018	2019	2018
Revenue	$83,271	$73,297	$170,409	$152,610
Net income attributable to AeroVironment	$7,526	$5,396	$23,721	$31,781

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

The Company incurred approximately $18,000 and $359,000 of acquisition-related costs for the three and six months ended October 26, 2019. These expenses are included in selling, general and administrative expense on the Company’s consolidated income statement.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2018, nor are they indicative of results of operations that may occur in the future.

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventories and reserves for excess and obsolescence, impairment of long-lived assets, intangible assets acquired, self-insured liabilities, accounting for stock-based awards and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October 26, 2019 and October 27, 2018, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended October 26, 2019 and October 27, 2018, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 26,	October 27,
	2019	2018

Gross favorable adjustments	$2,013	$358
Gross unfavorable adjustments	(1,587)	(324)
Net favorable adjustments	$426	$34

For the three months ended October 26, 2019, favorable cumulative catch-up adjustments of $2.0 million were primarily due to final cost adjustments on 14 contracts. The Company revised its estimates of the total expected costs to complete a contract associated with a design and development agreement which had a favorable impact of $1.1 million. For the same period, unfavorable cumulative catch-up adjustments of $1.6 million were primarily related to higher than expected costs on 11 contracts, which individually were not material.

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

For the six months ended October 28, 2017 and October 28, 2017, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Six Months Ended
	October 26,	October 27,
	2019	2018

Gross favorable adjustments	$2,142	$622
Gross unfavorable adjustments	(1,651)	(465)
Net favorable adjustments	$491	$157

For the six months ended October 26, 2019, favorable cumulative catch-up adjustments of $2.1 million were primarily due to final cost adjustments on 20 contracts. The Company revised its estimates of the total expected costs to complete a contract associated with a design and development agreement, which had a favorable impact of $1.0 million. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on 14 contracts, which individually were not material.

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

Results of Operations

The following tables set forth our results of operations for the period indicated (in thousands):

Three Months Ended October 26, 2019 Compared to Three Months Ended October 27, 2018

	Three Months Ended
	October 26,	October 27,
	2019	2018

Revenue	$83,271	$72,979
Cost of sales	48,105	44,580
Gross margin	35,166	28,399
Selling, general and administrative	16,255	13,646
Research and development	10,858	8,109
Income from operations	8,053	6,644
Other income:
Interest income, net	1,266	1,068
Other income, net	157	1,291
Income from continuing operations before income taxes	9,476	9,003
Provision for income taxes	1,108	1,211
Equity method investment loss, net of tax	(863)	(752)
Net income from continuing operations	$7,505	$7,040

Revenue. Revenue for the three months ended October 26, 2019 was $83.3 million, as compared to $73.0 million for the three months ended October 27, 2018, representing an increase of $10.3 million, or 14%. The increase in revenue was due to an increase in product deliveries of $10.3 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS, partially offset by a decrease in product deliveries of TMS. During the three months ended October 26, 2019, we continued to experience expansion in small UAS product deliveries to international customers.

Cost of Sales. Cost of sales for the three months ended October 26, 2019 was $48.1 million, as compared to $44.6 million for the three months ended October 27, 2018, representing an increase of $3.5 million, or 8%. The increase in cost of sales was a result of an increase in product costs of sales of $4.2 million, partially offset by a decrease in service cost of sales of $0.7 million. The increase in product costs of sales was primarily due to an increase in product deliveries and an increase in reserves for excess and obsolescence inventory. The decrease in service costs was primarily due to a favorable mix. As a percentage of revenue, cost of sales decreased from 61% to 58%, primarily due to a favorable product mix and an increase in the proportion of product revenue to total revenue, partially offset by an increase in reserves for excess and obsolescence inventory.

Gross Margin. Gross margin for the three months ended October 26, 2019 was $35.2 million, as compared to $28.4 million for the three months ended October 27, 2018, representing an increase of $6.8 million, or 24%. The increase in gross margin was primarily due to an increase in product margin of $6.1 million and an increase in service margin of $0.7 million. The increase in product margin was primarily due to an increase in product deliveries and a favorable product mix. The increase in service margin was primarily due to a favorable mix. As a percentage of revenue, gross margin increased from 39% to 42%, primarily due to an increase in the proportion of product revenue to total revenue and a favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended October 26, 2019 was $16.3 million, or 20% of revenue, compared to SG&A expense of $13.6 million, or 19% of revenue, for the three months ended October 27, 2018. The increase in SG&A expense was primarily due to an increase in professional services and commissions on international sales as well as a number of miscellaneous expenses that were not individually significant.

Research and Development. R&D expense for the three months ended October 26, 2019 was $10.9 million, or 13% of revenue, compared to R&D expense of $8.1 million, or 11% of revenue, for the three months ended October 27, 2018. R&D expense increased by $2.7 million, or 34%, for the three months ended October 26, 2019, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended October 26, 2019 was $1.3 million compared to interest income, net of $1.1 million for the three months ended October 27, 2018. The increase in interest income was due to an increase in the interest rates earned on our investment portfolio.

Other Income, net. Other income, net, for the three months ended October 26, 2019 was $0.2 million compared to other income, net of $1.3 million for the three months ended October 27, 2018. The decrease in other income, net was primarily due to a decrease in transition services performed on behalf of the buyer of the discontinued Efficient Energy Systems (“EES”) business.

Provision for Income Taxes. Our effective income tax rate was 11.7% for the three months ended October 26, 2019, as compared to 13.5% for the three months ended October 26, 2018. The decrease in the effective income tax rate was primarily due to an increase in estimated federal R&D credits.

Equity Method Investment Activity, net of tax. Equity method investment activity, net of tax for the three months ended October 26, 2019 was a loss of $0.9 million compared to a loss of $0.8 million for the three months ended October 27, 2018. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Six Months Ended October 26, 2019 Compared to Six Months Ended October 27, 2018

	Six Months Ended
	October 26,	October 27,
	2019	2018

Revenue	$170,182	$151,022
Cost of sales:	93,744	90,034
Gross margin	76,438	60,988
Selling, general and administrative	29,923	25,602
Research and development	19,567	14,544
Income from operations	26,948	20,842
Other income:
Interest income, net	2,595	1,974
Other income, net	512	9,679
Income from continuing operations before income taxes	30,055	32,495
Provision for income taxes	3,241	3,778
Equity method investment loss, net of tax	(2,210)	(1,354)
Net income from continuing operations	$24,604	$27,363

Revenue. Revenue for the six months ended October 26, 2019 was $170.2 million, as compared to $151.0 million for the six months ended October 27, 2018, representing an increase of $19.2 million, or 13%. The increase in revenue was due an increase in product deliveries of $20.9 million, partially offset by a decrease in service revenue of $1.7 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS, partially offset by a decrease in product deliveries of TMS. During the six months ended October 26, 2019, we continued to experience expansion in small UAS product deliveries to international customers. The decrease in service revenue was primarily due to a decrease in customer-funded R&D primarily associated with TMS and other development programs, partially offset by increases in customer-funded R&D primarily associated with the HAPSMobile DDA.

Cost of Sales. Cost of sales for the six months ended October 26, 2019 was $93.7 million, as compared to $90.0 million for the six months ended October 27, 2018, representing an increase of $3.7 million, or 4%. The increase in cost of sales was a result of an increase in product cost of sales of $4.8 million, partially offset by a decrease in service costs of sales of $1.1 million. The increase in product costs was primarily due to the increase in product deliveries an increase in reserves for excess and obsolescence inventory. The decrease in service costs of sales was primarily due to the decrease in service revenue. As a percentage of revenue, cost of sales decreased from 60% to 55%, primarily due to an increase in sales volume, a favorable product mix and an increase in the proportion of product revenue to total revenue, partially offset by an increase in reserves for excess and obsolescence inventory.

Gross Margin. Gross margin for the six months ended October 26, 2019 was $76.4 million, as compared to $61.0 million for the six months ended October 27, 2018, representing an increase of $15.5 million, or 25%. The increase in gross margin was primarily due to an increase in product margin of $16.0 million, partially offset by a decrease in service margin of $0.6 million. The increase in product margin was primarily due to an increase in product deliveries and a favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory. The decrease in service margin was primarily due to a decrease in service revenue. As a percentage of revenue, gross margin increased from 40% to 45%, primarily due to an increase in the proportion of product revenue to total revenue and a favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory.

Selling, General and Administrative.  Selling, general and administrative (“SG&A”) expense for the six months ended October 26, 2019 was $29.9 million, or 18% of revenue, compared to SG&A expense of $25.6 million, or 17% of revenue, for the six months ended October 27, 2018. The increase in SG&A expense was primarily due to an increase in commission on international sales, litigation and employee related expenses, partially offset by a decrease in corporate development expenses primarily related to the sale of our EES business.

Research and Development. R&D expense for the six months ended October 26, 2019 was $19.6 million, or 11% of revenue, compared to R&D expense of $14.5 million, or 10% of revenue, for the six months ended October 27, 2018. R&D expense increased by $5.0 million, or 35%, for the six months ended October 27, 2018, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the six months ended October 26, 2019 was $2.6 million compared to interest income, net of $2.0 million for the six months ended October 27, 2018. The increase in interest income was primarily due to an increase in the interest rates earned on our investment portfolio.

Other Income, net.  Other income, net, for the six months ended October 26, 2019 was $0.5 million compared to other income, net of $9.7 million for the six months ended October 27, 2018. The decrease in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with the buyer of our former EES Business in the six months ended October 27, 2018.

Provision for Income Taxes. Our effective income tax rate was 10.8% for the six months ended October 26, 2019, as compared to 11.6% for the six months ended October 27, 2018. The decrease in effective income tax rate was primarily due to an increase in estimated federal R&D credits.

Equity Method Investment Activity, net of tax.  Equity method investment activity, net of tax for the six months ended October 26, 2019 was a loss of $2.2 million compared to equity method investment activity, net of tax of $1.4 million for the six months ended October 27, 2018. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 26, 2019, our funded backlog was approximately $146.7 million.

In addition to our funded backlog, we also had unfunded backlog of $45.0 million as of October 26, 2019. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Although not material in value alone or in aggregate, during the six months ended October 26, 2019, we made certain commitments outside of the ordinary course of business. We made capital contributions of $4.9 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund. In addition, pursuant to the Pulse Purchase Agreement, we maintain $5.0 million in an escrow account which will be paid to the sellers upon the achievement of specific research and development milestones. These milestones must be achieved by December 10, 2021.

Cash Flows

The following table provides our cash flow data for the six months ended October 26, 2019 and October 27, 2018 (in thousands):

	Six Months Ended
	October 26,	October 27,
	2019	2018
	(Unaudited)
Net cash provided by operating activities	$7,919	$2,657
Net cash (used in) provided by investing activities	$(44,235)	$13,736
Net cash used in financing activities	$(650)	$(1,015)

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended October 26, 2019 increased by $5.3 million to $7.9 million, compared to net cash provided by operating activities of $2.7 million for the six months ended October 27, 2018. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $4.1 million, largely related to the timing of revenue recognition and billings for unbilled receivables and retentions and inventory turnover, partially offset by a decrease in net income from continuing operations of $2.8 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $58.0 million to $44.2 million for the six months ended October 26, 2019, compared to net cash provided by investing activities of $13.7 million for the six months ended October 27, 2018. The increase in net cash used in investing activities was primarily due to proceeds received from the sale of our EES Business of $32.0 million in the first quarter of fiscal 2019; cash used in the purchase of Pulse Aerospace, LLC, net of cash acquired of $18.6 million; an increase in purchases net of redemptions of available-for-sale investments of $7.2 million; an increase in cash used for the HAPS equity method investment of $4.6 million; partially offset by a decrease in purchases net of redemptions of held-to-maturity investments of $7.1 million.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $0.4 million to $0.7 million for the six months ended October 26, 2019, compared to net cash used by financing activities of $1.0 million for the six months ended October 27, 2018. The decrease in cash used in financing activities was primarily due to a decrease in tax withholding payment related to net settlement of equity awards of $0.2 million.

Contractual Obligations

During the three and six months ended October 26, 2019, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Off-Balance Sheet Arrangements

As of October 26, 2019, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended October 26, 2019.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 26, 2019, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Interim Chief Financial Officer concluded that, as of October 26, 2019, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 26, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Nawabi was subsequently dismissed as an individual defendant from all claims in the lawsuit. Mr. Anderson is seeking special damages, general damages, punitive damages, attorneys’ fees and other relief the court deems just and proper. In November 2019, in order to avoid the future cost, expense, and distraction of continued litigation, we reached an agreement in principle subject to formal documentation with Mr. Anderson to settle all claims in the lawsuit for a confidential amount. We are currently negotiating a mutually agreeable written settlement agreement, under which we will not admit to any fault or wrongdoing, to settle all claims officially. We hope to execute the settlement agreement during our third quarter of fiscal year 2020. Should we not be able to negotiate and sign a mutually acceptable settlement agreement with Mr. Anderson, we will continue with discovery in the case and defend ourselves vigorously.

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES division to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit has begun. Both we and Webasto have served robust written discovery requests. Both parties’ responses are due in December 2019. We continue to mount a vigorous defense.

On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. The arbitration demand also named Area 51, the product supplier that provided Benchmark with the part that caused the recall. We filed our responsive pleading in the Benchmark arbitration on October 29, 2019, consisting of a general denial, affirmative defenses, and a reservation of the right to file counter-claims at a later date. Area 51 filed its responsive pleading and counter-claims on October 25, 2019. Webasto has objected, outright, to participating in the Benchmark arbitration, and instead filed for a determination from a New York Superior Court as to whether the arbitration may proceed. The Benchmark arbitration is now stayed until the New York court rules on Webasto’s papers; such hearing is scheduled on December 13, 2019.

On October 29, 2019, P.B.M S.r.l. (“PBM”), an Italian company with which we had a Memorandum of Understanding (“MOU”) that we assigned to Webasto as part of the sale of the EES division, filed a Notice of Arbitration with JAMS ADR in Los Angeles, California, naming Webasto and us as defendants. PBM alleges that it is owed over $1.7 million, plus attorneys’ fees, for unpaid invoices and reliance damages stemming from the MOU and its cancellation. We have not yet responded to the arbitration demand. In November 2019, Webasto filed an outright objection to the PBM arbitration with JAMS. It is unclear at this time whether Webasto will seek a court order on whether the arbitration provision in the MOU is enforceable. Should Webasto seek a court order regarding the enforceability of the arbitration clause of the MOU, we will seek a stay of the arbitration pending any determination on enforceability. We expect that no litigation will commence on the PBM matter (either in arbitration or in civil court) until at least January 2020.

We are subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

ITEM 1A. RISK FACTORS

Except as set for below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2019. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with our Consent Agreement with the U.S. Department of State and export laws could result in fines, export restrictions and other sanctions and penalties.

We must comply with U.S. and other laws regulating the export of our products. In some cases, explicit authorization from the relevant U.S. government authorities is needed to export our products. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that our compliance controls may be ineffective. In November 2019, we entered into a Consent Agreement with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance (“DDTC”) to resolve various alleged violations of the Armed Export Control Act (the “AECA”) and the International Traffic in Arms Regulations ("ITAR”) that occurred between June 2014 and December 2016. The Consent Agreement has a two-year term and provides for, among other things: (i) a civil penalty of $1,000,000 payable in installments, $500,000 of which is suspended on the condition that such amount is used for future remedial compliance costs over the term of the Consent Agreement and/or credited against prior compliance enhancement costs already expended by us; (ii) the appointment of an external Special Compliance Officer for a minimum of one year to oversee our compliance with the Consent Agreement and ITAR; and (iii) one external audit of our compliance with the Consent Agreement and ITAR. We expect that the $500,000 suspension amount will be satisfied by our past and future compliance program remediation efforts. Our failure to comply with the terms of the Consent Agreement or export laws and regulations in general can subject us to additional fines, penalties and sanctions, including suspension of export privileges, which could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the six months ended October 26, 2019. As of October 26, 2019, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1(3)	Consulting Agreement by and between AeroVironment, Inc. and Teresa Covington, effective October 18, 2019.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A filed October 22, 2019 (File No. 001-33261).

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

Date: December 3, 2019		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Interim Chief Financial Officer
(Principal Financial and Accounting Officer)