Form 10-Q
period 2020-01-25
AeroVironment Inc
filed 2020-03-04
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 25, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 25, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 23,995,109.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of January 25, 2020 (Unaudited) and April 30, 2019	3
	Consolidated Statements of Operations for the three and nine months ended January 25, 2020 (Unaudited) and January 26, 2019 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 25, 2020 (Unaudited) and January 26, 2019 (Unaudited)	5
	Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 25, 2020 (Unaudited) and January 26, 2019 (Unaudited)	6
	Consolidated Statements of Cash Flows for the nine months ended January 25, 2020 (Unaudited) and January 26, 2019 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Mine Safety Disclosures	41
Item 5.	Other Information	41
Item 6.	Exhibits	42
Signatures		43

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 25,	April 30,
	2020	2019
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$131,496	$172,708
Short-term investments	148,502	150,487
Accounts receivable, net of allowance for doubtful accounts of $1,039 at January 25, 2020 and $1,041 at April 30, 2019	27,936	31,051
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $28,849 at January 25, 2020 and $9,028 at April 30, 2019)	77,411	53,047
Inventories	65,156	54,056
Prepaid expenses and other current assets	6,833	7,418
Income taxes receivable	—	821
Total current assets	457,334	469,588
Long-term investments	26,409	9,386
Property and equipment, net	19,877	16,905
Operating lease right-of-use assets	9,472	—
Deferred income taxes	8,296	6,685
Intangibles, net	14,357	459
Goodwill	6,340	—
Other assets	16,995	5,821
Total assets	$559,080	$508,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,269	$15,972
Wages and related accruals	17,636	18,507
Customer advances	10,633	2,962
Current operating lease liabilities	2,083	—
Income taxes payable	2,809	—
Other current liabilities	13,046	7,425
Total current liabilities	60,476	44,866
Deferred rent	—	1,173
Non-current operating lease liabilities	7,556	—
Other non-current liabilities	250	150
Deferred tax liability	29	29
Liability for uncertain tax positions	51	51
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 25, 2020 and April 30, 2019	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—23,995,109 shares at January 25, 2020 and 23,946,293 shares at April 30, 2019	2	2
Additional paid-in capital	180,051	176,216
Accumulated other comprehensive loss	69	2
Retained earnings	310,619	286,351
Total AeroVironment stockholders’ equity	490,741	462,571
Noncontrolling interest	(23)	4
Total equity	490,718	462,575
Total liabilities and stockholders’ equity	$559,080	$508,844

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019
Revenue:
Product sales	$36,432	$50,024	$159,657	$152,393
Contract services (inclusive of related party revenue of $11,762 and $13,586 for the three months ended January 25, 2020 and January 26, 2019, respectively; and $37,491 and $37,981 for the nine months ended January 25, 2020 and January 26, 2019, respectively)	25,459	25,298	72,416	73,951
	61,891	75,322	232,073	226,344
Cost of sales:
Product sales	21,034	26,780	82,244	83,158
Contract services	17,361	18,150	49,895	51,806
	38,395	44,930	132,139	134,964
Gross margin:
Product sales	15,398	23,244	77,413	69,235
Contract services	8,098	7,148	22,521	22,145
	23,496	30,392	99,934	91,380
Selling, general and administrative	13,223	14,464	43,146	40,066
Research and development	11,381	8,087	30,948	22,631
(Loss) income from continuing operations	(1,108)	7,841	25,840	28,683
Other income:
Interest income, net	1,122	1,272	3,717	3,246
Other income, net	120	962	632	10,641
Income from continuing operations before income taxes	134	10,075	30,189	42,570
(Benefit from) provision for income taxes	(38)	946	3,203	4,724
Equity method investment loss, net of tax	(1,200)	(717)	(3,410)	(2,071)
Net (loss) income from continuing operations	(1,028)	8,412	23,576	35,775
Discontinued operations:
Gain on sale of business, net of tax expense of $2,463	—	—	—	8,452
Loss from discontinued operations, net of tax	—	(62)	—	(2,511)
Net (loss) income from discontinued operations	—	(62)	—	5,941
Net (loss) income	(1,028)	8,350	23,576	41,716
Net loss attributable to noncontrolling interest	20	19	27	40
Net (loss) income attributable to AeroVironment	$(1,008)	$8,369	$23,603	$41,756
Net (loss) income per share attributable to AeroVironment—Basic
Continuing operations	$(0.04)	$0.35	$0.99	$1.52
Discontinued operations	—	—	—	0.25
Net (loss) income per share attributable to AeroVironment—Basic	$(0.04)	$0.35	$0.99	$1.77
Net (loss) income per share attributable to AeroVironment—Diluted
Continuing operations	$(0.04)	$0.35	$0.98	$1.49
Discontinued operations	—	—	—	0.25
Net (loss) income per share attributable to AeroVironment—Diluted	$(0.04)	$0.35	$0.98	$1.74
Weighted-average shares outstanding:
Basic	23,821,145	23,687,672	23,790,788	23,643,866
Diluted	23,821,145	24,081,819	24,076,195	24,064,008

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019
Net (loss) income	$(1,028)	$8,350	$23,576	$41,716
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(112)	(1)	67	(32)
Unrealized gain on investments, net of deferred tax expense of $51	—	—	—	57
Total comprehensive (loss) income	(1,140)	$8,349	23,643	41,741
Net loss attributable to noncontrolling interest	20	19	27	40
Comprehensive (loss) income attributable to AeroVironment	$(1,120)	$8,368	$23,670	$41,781

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the nine months ended January 25, 2020 and January 26, 2019 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	$2	$176,216	$286,351	$2	$462,571	$4	$462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	23,603	—	23,603	(27)	23,576
Foreign currency translation	—	—	—	—	67	67	—	67
Stock options exercised	3,000	—	93	—	—	93	—	93
Restricted stock awards	74,892	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,769)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(17,307)	—	(1,009)	—	—	(1,009)	—	(1,009)
Stock based compensation	—	—	4,751	—	—	4,751	—	4,751
Balance at January 25, 2020	23,995,109	$2	$180,051	$310,619	$69	$490,741	$(23)	$490,718

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2018	23,908,736	$2	$170,139	$238,913	$(21)	$409,033	$23	$409,056
Net income (loss)	—	—	—	41,756	—	41,756	(40)	41,716
Unrealized gain on investments	—	—	—	—	57	57	—	57
Foreign currency translation	—	—	—	—	(32)	(32)	—	(32)
Stock options exercised	12,725	—	71	—	—	71	—	71
Restricted stock awards	39,823	—	—	—	—	—	—	—
Restricted stock awards forfeited	(15,100)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,724)	—	(1,033)	—	—	(1,033)	—	(1,033)
Stock-based compensation	—	—	5,714	—	—	5,714	—	5,714
Balance at January 26, 2019	23,932,460	$2	$174,891	$280,669	$4	$455,566	$(17)	$455,549

See accompanying notes to consolidated financial statements (unaudited)

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended January 25, 2020 and January 26, 2019 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at October 26, 2019	23,990,616	$2	$178,550	$311,627	$181	$490,360	$(3)	$490,357
Net loss	—	—	—	(1,008)	—	(1,008)	(20)	(1,028)
Foreign currency translation	—	—	—	—	(112)	(112)	—	(112)
Restricted stock awards	9,200	—	—	—	—	—	—	—
Restricted stock awards forfeited	(764)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(3,943)	—	(266)	—	—	(266)	—	(266)
Stock based compensation	—	—	1,767	—	—	1,767	—	1,767
Balance at January 25, 2020	23,995,109	$2	$180,051	$310,619	$69	$490,741	$(23)	$490,718

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at October 27, 2018	23,928,373	$2	$171,867	$272,300	$5	$444,174	$2	$444,176
Net income (loss)	—	—	—	8,369	—	8,369	(19)	8,350
Foreign currency translation	—	—	—	—	(1)	(1)	—	(1)
Restricted stock awards	5,377	—	—	—	—	—	—	—
Restricted stock awards forfeited	(445)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(845)	—	(58)	—	—	(58)	—	(58)
Stock-based compensation	—	—	3,082	—	—	3,082	—	3,082
Balance at January 26, 2019	23,932,460	$2	$174,891	$280,669	$4	$455,566	$(17)	$455,549

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 25,	January 26,
	2020	2019
Operating activities
Net income	$23,576	$41,716
Gain on sale of business, net of tax	—	(8,452)
Loss from discontinued operations, net of tax	—	2,511
Net income from continuing operations	23,576	35,775
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	7,107	5,530
Loss from equity method investment	3,410	2,071
Provision for doubtful accounts	(2)	(33)
Other non-cash gain, net	(719)	—
Non-cash lease expense	3,453	—
Gains on foreign currency transactions	—	(10)
Deferred income taxes	(946)	(1,214)
Stock-based compensation	4,751	5,599
(Gain) loss on sale of property and equipment	(71)	51
Amortization of debt securities	(1,291)	(941)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,245	22,817
Unbilled receivables and retentions	(24,364)	(34,760)
Inventories	(10,766)	(12,954)
Income tax receivable	821	—
Prepaid expenses and other assets	216	(1,791)
Accounts payable	(1,301)	(10,645)
Other liabilities	7,947	(2,598)
Net cash provided by operating activities of continuing operations	15,066	6,897
Investing activities
Acquisition of property and equipment	(8,504)	(6,806)
Equity method investments	(9,551)	—
Business acquisition, net of cash acquired	(18,641)	—
Proceeds from sale of business	—	31,994
Proceeds from sale of property and equipment	81	—
Redemptions of held-to-maturity investments	166,917	191,455
Purchases of held-to-maturity investments	(162,517)	(211,120)
Redemptions of available-for-sale investments	41,150	2,250
Purchases of available-for-sale investments	(59,297)	—
Net cash (used in) provided by investing activities from continuing operations	(50,362)	7,773
Financing activities
Principal payments of capital lease obligations	—	(154)
Tax withholding payment related to net settlement of equity awards	(1,009)	(1,033)
Exercise of stock options	93	71
Net cash used in financing activities from continuing operations	(916)	(1,116)
Discontinued operations
Operating activities of discontinued operations	—	(7,250)
Investing activities of discontinued operations	—	(452)
Net cash used in discontinued operations	—	(7,702)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(36,212)	5,852
Cash, cash equivalents, and restricted cash at beginning of period	172,708	143,517
Cash, cash equivalents, and restricted cash at end of period	$136,496	$149,369
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$518	$6,777
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $51	$—	$57
Change in foreign currency translation adjustments	$67	$(32)
Acquisitions of property and equipment included in accounts payable	$263	$58

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 25, 2020 are not necessarily indicative of the results for the full year ending April 30, 2020. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2019, included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

Effective May 1, 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), along with several additional clarification ASU’s issued during 2018, collectively the “New Lease Standard”. This New Lease Standard requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. The Company elected to adopt the New Lease Standard using the modified retrospective transition approach through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such the Company did not recast comparative consolidated financial statements. The Company also elected the package of practical expedients which allows the Company to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, the Company elected the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months and the practical expedient to not separate lease and non-lease components. Adoption of the New Lease Standard resulted in the recording of lease assets and lease liabilities on the consolidated balance sheet with no cumulative impact to retained earnings and did not have a material impact on the consolidated statement of cash flows. Refer to Note 10—Leases for additional information required as part of the adoption of the New Lease Standard.

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

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Pulse Purchase Agreement, the Company maintains an escrow account to satisfy the payment of contingent consideration due to the sellers if certain objectives are met. The restricted funds in the escrow account are recorded in other assets on the consolidated balance sheet. As of January 25, 2020 restricted cash was $5,000,000. During the three months ended January 25, 2020, one of the research and development milestones was achieved, and the requirements for the remaining contingent consideration were concluded to not have been met. On February 26, 2020, $2,500,000 of contingent consideration was paid to the sellers for the achieved milestone, and the remaining $2,500,000 is no longer restricted. The Company had no restricted cash as of April 30, 2019.

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

On January 25, 2020, the Company had approximately $125,958,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 75% of the remaining performance obligations as revenue in fiscal 2020, an additional 24% in fiscal 2021, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate net favorable impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was approximately $1,152,000 and $1,169,000 for the three and nine month periods ended January 25, 2020, respectively. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three month period ended January 25, 2020. During the nine month period ended January 25, 2020, the Company revised its estimates of the total expected costs to complete a contract associated with a design and development agreement. The impact of the revised estimate on this contract on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase of approximately $1,036,000. The aggregate net unfavorable impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was approximately $1,705,000 for the three months ended January 26, 2019. For the three months ended January 26, 2019, the Company revised its estimates of the total expected costs to complete a TMS contract due to ongoing test and evaluation resulting from some systems not passing the customer’s final lot acceptance tests which the Company anticipates to be resolved in a future period. The impact of the revised estimate on this contract on revenue related to performance obligations satisfied or partially satisfied in previous periods was a reduction of approximately $1,519,000. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the nine month period ended January 26, 2019. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the nine month period ended January 26, 2019.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
Revenue by major product line/program	2020	2019	2020	2019
Small UAS	$36,965	$47,704	$162,868	$131,119
TMS	7,908	11,270	21,419	49,055
HAPS	11,762	13,586	37,490	37,981
Other	5,256	2,762	10,296	8,189
Total revenue	$61,891	$75,322	$232,073	$226,344

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
Revenue by contract type	2020	2019	2020	2019
FFP	$40,145	$52,833	$168,607	$160,890
CPFF	20,863	22,370	60,384	65,223
T&M	883	119	3,082	231
Total revenue	$61,891	$75,322	$232,073	$226,344

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

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
Revenue by customer category	2020	2019	2020	2019
U.S. government:	$25,535	$52,383	$124,971	$135,232
Non-U.S. government	36,356	22,939	107,102	91,112
Total revenue	$61,891	$75,322	$232,073	$226,344

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
Revenue by geographic location	2020	2019	2020	2019
Domestic	$27,626	$34,436	$116,399	$116,514
International	34,265	40,886	115,674	109,830
Total revenue	$61,891	$75,322	$232,073	$226,344

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the nine month period ended January 25, 2020 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 25, 2020 that was included in contract liability balances at April 30, 2019 were $12,000 and $1,670,000, respectively; and revenue recognized for the three and nine month periods ended January 26, 2019 that was included in contract liability balances at April 30, 2018 were $10,000 and $1,587,000, respectively.

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

Investments

The Company’s investments are accounted for as held-to-maturity reported at amortized cost, available-for-sale reported at cost less impairment, and available-for-sale reported at fair value, which approximates book value. The Company has elected to measure available-for-sale investments that do not have readily determinable fair values at cost minus impairment, if any, adjusted for changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

The Company’s revenue recognition policy calls for revenue recognized on all CPFF or T&M government contracts to be recorded at actual rates to the extent it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur. During the fiscal year ended April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. At January 25, 2020 and April 30, 2019, the Company had $275,000 and $93,000 reserved for incurred cost claim audits, respectively.

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

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
(Loss) income from	January 25, 2020	January 26, 2019	January 25, 2020	January 26, 2019
Continuing operations attributable to AeroVironment	$(1,008)	$8,431	$23,603	$35,815
Discontinued operations, net of tax	—	(62)	—	5,941
Net (loss) income attributable to AeroVironment	$(1,008)	$8,369	$23,603	$41,756
Denominator for basic (loss) earnings per share:
Weighted average common shares	23,821,145	23,687,672	23,790,788	23,643,866
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	394,147	285,407	420,142
Denominator for diluted (loss) earnings per share	23,821,145	24,081,819	24,076,195	24,064,008

Due to the net loss for the three months ended January 25, 2020, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 287,408 and 3,076 for the three and nine months ended January 25, 2020, respectively. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 1,705 and 5,519 for the three and nine months ended January 26, 2019, respectively.

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU, and several related amendments the FASB has issued to provide additional supplemental guidance on certain aspects of the original pronouncement, is intended to replace the incurred loss impairment methodology under GAAP with a methodology that reflects using a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments, and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 and the interim periods therein, with early adoption permitted. The Company plans to adopt the guidance May 1, 2020 using the modified retrospective approach. The Company does not believe the guidance will have a material impact the Company’s allowance for doubtful accounts for accounts receivable. The Company is still evaluating the potential impact on its consolidated financial statements for remaining financial instruments within the scope of this guidance, primarily the debt securities in the Company’s investment portfolio.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The adoption method is dependent on the specific amendment included in this update as certain amendments require retrospective adoption, modified retrospective adoption, an option of retrospective or modified retrospective, and prospective adoption. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (Topic 321, Topic 323, and Topic 815). This ASU clarifies accounting certain topics impacted by Topic 321 Investments—Equity Securities. These topics include measuring equity securities using the measurement alternative, how the measurement alternative should be applied to equity method accounting, and certain forward contracts and purchased options which would be accounted for under the equity method of accounting upon settlement or exercise. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The amendments should be adopted prospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 and has been recorded in gain on sale of business, net of tax in the consolidated statements of operations. During the nine months ended January 26, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $505,000. In addition, the Company and Webasto have engaged an independent accounting firm to resolve a working capital dispute in the amount of $922,000 pursuant to the terms of the Purchase Agreement. No amounts have been recorded in the consolidated financial statements related to the additional working capital dispute as the Company has assessed the likelihood of a loss to be less than probable.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of January 25, 2020. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

On October 29, 2019, P.B.M S.r.l. (“PBM”), filed a Notice of Arbitration naming Webasto and the Company as defendants, alleging over $1,700,000, plus attorneys’ fees, for unpaid invoices and reliance damages stemming from a 2017 agreement that the Company assigned to Webasto in the sale of the EES Business. In December 2019, the Company reached a settlement with PBM, and PBM settled its claims against Webasto, concurrently. PBM has withdrawn its Notice of Arbitration, and the Company considers this matter closed. Parties to the Webasto lawsuit will amend their pleadings to reflect that any claims associated with PBM are no longer in dispute.

During the three months ended October 27, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration that named certain of the Company’s EES products as subject to the recall. The Company is continuing to assess the facts giving rise to the recall. Under the terms of the Purchase Agreement, the Company may be responsible for certain costs of such recall of named products the Company manufactured, sold or serviced prior to the closing of the sale of the EES Business. On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to the Company and Webasto, and a third-party part supplier pursuant to its contracts with the Company and Webasto, respectively. The Company filed a responsive pleading in the Benchmark arbitration on October 29, 2019, consisting of a general denial, affirmative defenses, and a reservation of the right to file counter-claims at a later date. Webasto challenged the validity of the Benchmark arbitration by filing an action in New York Superior Court. In December 2019, Webasto and Benchmark reached a settlement of their disputed claims. Benchmark withdrew its Notice of Arbitration against Webasto and the Company, but reserved its right to pursue indemnity claims against suppliers. The recall remains a significant part of the Webasto lawsuit.

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $57,000 and $545,000 has been recorded in other income, net in the consolidated statements of operations for three and nine months ended January 25, 2020, respectively, and $657,000 and $2,013,000 for three and nine months ended January 26, 2019, respectively.

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

	Three Months Ended	Nine Months Ended
	January 26,	January 26,
	2019	2019
Net sales	$—	$4,256
Cost of sales	54	5,080
Gross margin	(54)	(824)
Selling, general and administrative	14	1,517
Research and development	34	1,075
Other income, net	—	1
Loss from discontinued operations before income taxes	(102)	(3,415)
Benefit for income taxes	(41)	(904)
Net loss from discontinued operations	$(61)	$(2,511)
Gain on sale of business, net of tax expense of $2,463	(1)	8,452
Net (loss) income from discontinued operations	$(62)	$5,941

3. Investments

Investments consist of the following (in thousands):

	January 25,	April 30,
	2020	2019

Short-term investments:
Held-to-maturity securities:
Municipal securities	$7,565	$5,332
U.S. government securities	45,439	63,205
Corporate bonds	82,298	81,950
Total held-to-maturity investments	135,302	150,487
Available-for-sale securities:
Variable rate demand notes	13,200	—
Total available-for-sale investments	13,200	—
Total short-term investments	$148,502	$150,487
Long-term investments:
Held-to-maturity securities:
Municipal securities	15,887	—
U.S. government securities	—	7,404
Corporate bonds	4,558	1,982
Certificates of deposit	1,017	—
Total held-to-maturity investments	21,462	9,386
Available-for-sale securities:
Investment in limited partnership fund	4,947	—
Total available-for-sale investments	4,947	—
Total long-term investments	$26,409	$9,386

Held-To-Maturity Securities

As of January 25, 2020 and April 30, 2019, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, highly rated corporate bonds, and certificates of deposit. Interest earned from these investments is recorded in interest income.

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of January 25, 2020 were as follows (in thousands):

	January 25, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$23,452	$12	$(4)	$23,460
U.S. government securities	45,439	63	—	45,502
Corporate bonds	86,856	57	—	86,913
Certificates of deposit	1,017	4	—	1,021
Total held-to-maturity investments	$156,764	$136	$(4)	$156,896

The amortized cost, gross unrealized gains, gross unrealized losses, and estimated fair value of the held-to-maturity investments as of April 30, 2019 were as follows (in thousands):

	April 30, 2019
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$5,332	$2	$(1)	$5,333
U.S. government securities	70,609	78	(52)	70,635
Corporate bonds	83,932	20	(5)	83,947
Total held-to-maturity investments	$159,873	$100	$(58)	$159,915

The amortized cost and fair value of the held-to-maturity securities by contractual maturity at January 25, 2020 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$135,302	$135,418
Due after one year through five years	21,462	21,478
Total	$156,764	$156,896

Available-For-Sale Securities

Variable Rate Demand Notes

Variable rate demand notes (“VRDNs”) are floating rate municipal instruments usually with long maturities (commonly 20 or 30 years), and carry a coupon that resets periodically. VRDNs are classified as short-term based on their highly liquid nature and because they represent the investment of cash that is available for current operations. Despite the long-term nature of their stated contractual maturities, VRDNs typically have either a one- or seven-day put option which allows investors to put the security back to the remarketing agent at par value plus accrued interest in the event the Company decides to liquidate its investment in a particular VRDN.

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at January 25, 2020 were as follows (in thousands):

	Cost	Fair Value
Due after 20 years	$13,200	$13,200
Total	$13,200	$13,200

Investment in Limited Partnership Fund

During the three months ended July 27, 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. This investment does not have readily determinable fair values. The Company has elected to measure equity investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments (in thousands):

	April 30, 2019	Changes in		January 25, 2020
	Carrying	Fair Value	Sales or	Carrying
	Value	Reflected in Net Income	Purchases	Value
Variable rate demand notes	$—	$—	$13,200	$13,200
Investment in limited partnership	—	—	4,947	4,947
Total available-for-sale investments	$—	$—	$18,147	$18,147

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

The Company’s financial liabilities measured at fair value on a recurring basis at January 25, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Variable rate demand notes	$—	$13,200	$—	$13,200
Contingent consideration	—	—	2,500	2,500
Total	$—	$13,200	$2,500	$15,700

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2019	$—
Business acquisition	1,703
Transfers to Level 3	—
Total (gains) losses (realized or unrealized)
Included in inventories	380
Included in product cost of sales	767
Included in selling, general and administrative	(703)
Included in research and development	353
Included in other comprehensive income	—
Settlements	—
Balance at January 25, 2020	$2,500
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at January 25, 2020	$—

Pursuant to the Pulse Purchase Agreement, the sellers may receive up to a maximum of $5,000,000 in additional cash consideration (“contingent consideration”), if specific research and development milestones are achieved by December 10, 2021 and the continued employment of specific key employees. The contingent consideration was valued using a probability weighted discounted cash flow model. The analysis considered, among other items, contractual terms of the Pulse Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the milestones required for payment of the contingent consideration will be achieved. See Note 18—Business Acquisitions. During the three months ended January 25, 2020, one of the research and development milestones was achieved, and the requirements for the payout of remaining contingent consideration were concluded to not have been met. As a result, the Company recorded a gain of $832,000, which was recorded in selling, general, and administrative expense in the consolidated statements of operations. On February 26, 2020, $2,500,000 of contingent consideration was paid to the sellers for the achieved milestone, and the remaining $2,500,000 is no longer restricted.

5. Inventories, net

Inventories consist of the following (in thousands):

	January 25,	April 30,
	2020	2019
Raw materials	$19,119	$16,792
Work in process	33,005	19,162
Finished goods	23,169	25,926
Inventories, gross	75,293	61,880
Reserve for inventory excess and obsolescence	(10,137)	(7,824)
Inventories, net	$65,156	$54,056

During the nine months ended January 25, 2020, the Company recorded inventory reserve charges of approximately $2,600,000 to impair the remaining net book value of the Company’s Quantix commercial UAS solution. For the three and nine months ended January 25, 2020, the Company recorded inventory reserve charges of $617,000 and $3,807,000, respectively. For the three and nine months end January 26, 2019 the Company recorded inventory impairment charges of $1,889,000 and $3,079,000, respectively.

6. Equity Method Investments

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of January 25, 2020, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three and nine months ended January 25, 2020, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $1,200,000 and $3,410,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. For the three and nine months ended January 26, 2019, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $717,000 and $2,071,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. At January 25, 2020 and April 30, 2019, the carrying value of the investment in HAPSMobile of $11,819,000 and $5,612,000, respectively, was recorded in other assets.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 25, 2020 and January 26, 2019, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019
Beginning balance	$1,875	$2,431	$1,704	$2,090
Warranty expense	250	53	1,469	414
Changes in estimates related to pre-existing warranties	—	—	(189)	519
Warranty costs settled	(289)	(354)	(1,148)	(893)
Ending balance	$1,836	$2,130	$1,836	$2,130

8. Intangibles

The components of intangibles are as follows (in thousands):

	January 25,	April 30,
	2020	2019
Technology	$14,950	$-
Licenses	1,006	1,006
Customer relationships	873	733
In-process research and development	550	-
Non-compete agreements	320	-
Trademarks and tradenames	68	28
Other	3	3
Intangibles, gross	17,770	1,770
Less accumulated amortization	(3,413)	(1,311)
Intangibles, net	$14,357	$459

The weighted average amortization period at January 25, 2020 and April 30, 2019 was five years and one year, respectively. Amortization expense for the three and nine months ended January 25, 2020 was $775,000 and $2,102,000, respectively. Amortization expense for the three and nine months ended January 26, 2019 was $104,000 and $253,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 18—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2020	$720
2021	2,792
2022	2,829
2023	2,688
2024	2,629
$11,658

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at April 30, 2019	$-
Additions to goodwill	6,340
Impairment of goodwill	-
Balance at January 25, 2020	$6,340

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

Nine Months Ended
January 25,
2020
Operating lease cost	$3,453
Short term lease cost	489
Variable lease cost	609
Sublease income	(230)
Total lease costs, net	$4,321

Supplemental lease information were as follows:

Nine Months Ended
January 25,
2020
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,029
Right-of-use assets obtained in exchange for new lease liabilities	$12,634

Weighted average remaining lease term	35 months
Weighted average discount rate	3.6%

Maturities of operating lease liabilities as of January 25, 2020 were as follows (in thousands):

2020	$(1,309)
2021	4,496
2022	3,749
2023	2,171
2024	1,055
Thereafter	62
Total lease payments	10,224
Less: imputed interest	(585)
Total present value of operating lease liabilities	$9,639

Maturities of operating lease liabilities as of April 30, 2019 were as follows:

2020	$5,298
2021	3,527
2022	2,723
2023	1,554
2024	953
Thereafter	—
Total lease payments	$14,055

11. Accumulated Other Comprehensive Income and Reclassifications Adjustments

The components of accumulated other comprehensive income and adjustments are as follows (in thousands):

Accumulated Other
Income
Balance, net of $0 deferred taxes, as of April 30, 2019	$2
Reclassifications out of accumulated other comprehensive income, net of taxes	—
Change in foreign currency translation adjustments, net of $0 taxes	67
Balance, net of $0 deferred taxes, as of January 25, 2020	$69

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $17,939,000 and $50,565,000 for the three and nine months ended January 25, 2020, respectively. Revenue from customer-funded R&D was approximately $19,437,000 and $55,344,000 for the three and nine months ended January 26, 2019, respectively.

13. Long-Term Incentive Awards

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 25, 2020, the Company recorded $215,000 and $512,000 of compensation expense related to the Fiscal 2020 LTIP. At January 25, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,263,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 25, 2020, the Company recorded $246,000 and $294,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. For the three and nine months ended January 26, 2019, the Company recorded $226,000 and $482,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At January 25, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,478,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 25, 2020, the Company recorded $201,000 and $162,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. For the three and nine months ended January 26, 2019, the Company recorded $317,000 and $653,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. At January 25, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2018 LTIP is $1,850,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards, which vested in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs, which vested based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. During the three months ended July 27, 2019, the Company issued a total of 14,814 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2017 LTIP. No compensation expense was recorded during the three and nine months ended January 25, 2020 for the Fiscal 2017 LTIP.

At January 25, 2020 and April 30, 2019, the Company recorded cumulative stock-based compensation expense from the Fiscal 2020 LTIP, Fiscal 2019 LTIP and Fiscal 2018 LTIP of $2,397,000 and $1,429,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets for the PRSUs. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

14. Income Taxes

For the three and nine months ended January 25, 2020, the Company recorded a (benefit from) provision for income taxes of $(38,000) and $3,203,000, respectively, yielding an effective tax rate of (28.4)% and 10.6%, respectively. For the three and nine months ended January 26, 2019, the Company recorded a provision for income taxes of $946,000 and $4,724,000, respectively, yielding effective tax rates of 9.4% and 11.1%, respectively. The variance from statutory rates for the three and nine months ended January 25, 2020 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and nine months ended January 26, 2019 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and nine months ended January 25, 2020 or January 26, 2019. As of January 25, 2020 and April 30, 2019, approximately $21,200,000 remained authorized for future repurchases under this program.

16. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum net value of $148,576,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $11,762,000 and $37,491,000 for the three and nine months ended January 25, 2020, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $13,586,000 and $37,981,000 for the three and nine months ended January 26, 2019, respectively. At January 25, 2020 and April 30, 2019, the Company had unbilled related party receivables from HAPSMobile of $28,849,000 and $9,028,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. During the year ended April 30, 2019, the Company owned a 10% stake in accordance with the Joint Venture Agreement which was diluted to approximately 5% during the first three months ended July 27, 2019. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%. Refer to Note 6—Equity Method Investments for further details.

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

In addition to the consideration paid at closing, the acquisition of Pulse includes contingent consideration arrangements that require additional consideration to be paid by the Company to the sellers of Pulse if two specified research and development milestones are achieved by December 10, 2021 and the continued employment of specified employees. Amounts are payable upon the achievement of the milestones. The range of the undiscounted amounts the Company could pay under each of the contingent consideration agreements is zero or $2,500,000 ($5,000,000 in total if both milestones are achieved and specific key employees continued employment). The fair value of the contingent consideration recognized on the acquisition date of $1,703,000 was estimated by applying the income approach. That measure is based on significant Level 3 inputs not observable in the market. Key assumptions include (1) a discount rate of 4.5% and (2) the probability that each of the milestones will be achieved.

As of January 25, 2020, the fair value of the contingent consideration was $2,500,000 recorded in other current liabilities on the consolidated balance sheet. During the three months ended January 25, 2020, one of the research and development milestones was achieved, and the requirements for the payout of remaining contingent consideration were concluded to not have been met. As a result, the Company recorded a gain of $832,000 which was recorded in selling, general, and administrative expense in the consolidated statements of operations. On February 26, 2020, $2,500,000 of contingent consideration was paid to the sellers for the achieved milestone, and the remaining $2,500,000 is no longer restricted.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Pulse (in thousands):

June 10,
2019
Technology	$14,950
Goodwill	6,340
In-process R&D	550
Inventory	334
Non-compete agreements	320
Other assets, net of liabilities assumed	(614)
Total net identified assets acquired	$21,880

Fair value of consideration:
Cash	$18,677
Holdback	1,250
Retention	250
Contingent consideration	1,703
Total	$21,880

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

Supplemental Pro Forma Information (unaudited)

Pulse revenue for the three and nine months ended January 25, 2020 since acquisition on June 10, 2019 were $2,229,000 and $2,901,000, respectively. Other than the aforementioned revenue and intangible asset amortization expense of $671,000 and $1,790,000 for the three and nine months ended January 25, 2020 since acquisition on June 10, 2019, the Pulse financial results were not significant. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	January 25,	January 26,	January 25,	January 26,
	2020	2019	2020	2019
Revenue	$61,891	$75,922	$232,300	$228,533
Net (loss) income attributable to AeroVironment	$(726)	$7,244	$24,227	$38,471

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

The Company incurred approximately $344,000 and $1,036,000 of acquisition-related expenses for the three and nine months ended January 25, 2020. These expenses are included in selling, general and administrative, research and development, and product cost of sales on the Company’s consolidated income statement.

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

Investments

Our investments are accounted for as held-to-maturity reported at amortized cost, available-for-sale reported at cost less impairment, and available-for-sale reported at fair value, which approximates book value. We have elected to measure available-for-sale investments that do not have readily determinable fair values at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer.

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 25, 2020 and January 26, 2019, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended January 25, 2020 and January 26, 2019, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 25,	January 26,
	2020	2019

Gross favorable adjustments	$1,369	$878
Gross unfavorable adjustments	(217)	(2,583)
Net favorable adjustments	$1,152	$(1,705)

For the three months ended January 25, 2020, favorable cumulative catch-up adjustments of $1.4 million were primarily due to final cost adjustments on seven contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 13 contracts, which individually were not material.

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

For the nine months ended January 25, 2020 and January 26, 2019, favorable and unfavorable cumulative catch-up adjustments included in cost of sales were as follows (in thousands):

	Nine Months Ended
	January 25,	January 26,
	2020	2019

Gross favorable adjustments	$1,878	$859
Gross unfavorable adjustments	(709)	(1,132)
Net favorable adjustments	$1,169	$(273)

For the nine months ended January 25, 2020, favorable cumulative catch-up adjustments of $1.9 million were primarily due to final cost adjustments on 17 contracts. The Company revised its estimates of the total expected costs to complete a contract associated with a design and development agreement, which had a favorable impact of $1.0 million. For the same period, unfavorable cumulative catch-up adjustments of $0.7 million were primarily related to higher than expected costs on 16 contracts, which individually were not material.

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

Results of Operations

The following tables set forth our results of operations for the period indicated (in thousands):

Three Months Ended January 25, 2020 Compared to Three Months Ended January 26, 2019

	Three Months Ended
	January 25,	January 26,
	2020	2019

Revenue	$61,891	$75,322
Cost of sales	38,395	44,930
Gross margin	23,496	30,392
Selling, general and administrative	13,223	14,464
Research and development	11,381	8,087
(Loss) income from operations	(1,108)	7,841
Other income:
Interest income, net	1,122	1,272
Other income, net	120	962
Income from continuing operations before income taxes	134	10,075
(Benefit from) provision for income taxes	(38)	946
Equity method investment loss, net of tax	(1,200)	(717)
Net (loss) income from continuing operations	$(1,028)	$8,412

Revenue. Revenue for the three months ended January 25, 2020 was $61.9 million, as compared to $75.3 million for the three months ended January 26, 2019, representing a decrease of $13.4 million, or 18%. The decrease in revenue was primarily due to a decrease in product deliveries of $13.6 million. The decrease in product deliveries was primarily due to a decrease in product deliveries of small UAS and TMS.

Cost of Sales. Cost of sales for the three months ended January 25, 2020 was $38.4 million, as compared to $44.9 million for the three months ended January 26, 2019, representing a decrease of $6.5 million, or 15%. The decrease in cost of sales was a result of a decrease in product costs of sales of $5.7 million and a decrease in service cost of sales of $0.8 million. The decrease in product costs of sales was primarily due to a decrease in product deliveries. The decrease in service cost of sales was primarily due to a favorable mix. As a percentage of revenue, cost of sales increased from 60% to 62%, primarily due to an increase in intangible asset amortization expense associated with our acquisition of Pulse Aerospace in June 2019 and a decrease in the proportion of product revenue to total revenue, partially offset by a decrease in reserves for excess and obsolescence inventory.

Gross Margin. Gross margin for the three months ended January 25, 2020 was $23.5 million, as compared to $30.4 million for the three months ended January 26, 2019, representing a decrease of $6.9 million, or 23%. The decrease in gross margin was primarily due to a decrease in product margin of $7.8 million, partially offset by an increase in service margin of $1.0 million. The decrease in product margin was primarily due to a decrease in product deliveries. The increase in service margin was primarily due to a favorable mix. As a percentage of revenue, gross margin decreased from 40% to 38%, primarily due to an increase in intangible asset amortization expense associated with our acquisition of Pulse Aerospace in June 2019 and a decrease in the proportion of product revenue to total revenue, partially offset by a decrease in reserves for excess and obsolescence inventory.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended January 25, 2020 was $13.2 million, or 21% of revenue, compared to SG&A expense of $14.5 million, or 19% of revenue, for the three months ended January 26, 2019. The decrease in SG&A expense was primarily due to a gain recorded for the unearned contingent consideration of the Pulse acquisition.

Research and Development. R&D expense for the three months ended January 25, 2020 was $11.4 million, or 18% of revenue, compared to R&D expense of $8.1 million, or 11% of revenue, for the three months ended January 26, 2019.

R&D expense increased by $3.3 million, or 41%, for the three months ended January 25, 2020, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the three months ended January 25, 2020 was $1.1 million compared to interest income, net of $1.3 million for the three months ended January 26, 2019. The decrease in interest income was primarily due to a decrease in the interest rates earned on our investment portfolio.

Other Income, net. Other income, net, for the three months ended January 25, 2020 was $0.1 million compared to other income, net of $1.0 million for the three months ended January 26, 2019. The decrease in other income, net was primarily due to a decrease in transition services performed on behalf of the buyer of the discontinued Efficient Energy Systems (“EES”) business.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was (28.4)% for the three months ended January 25, 2020, as compared to 9.4% for the three months ended January 26, 2019. The decrease in the effective income tax rate was primarily due to an increase in estimated federal R&D credits.

Equity Method Investment Loss, net of tax. Equity method investment loss, net of tax for the three months ended January 25, 2020 was $1.2 million compared to $0.7 million for the three months ended January 26, 2019. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Nine Months Ended January 25, 2020 Compared to Nine Months Ended January 26, 2019

	Nine Months Ended
	January 25,	January 26,
	2020	2019

Revenue	$232,073	$226,344
Cost of sales:	132,139	134,964
Gross margin	99,934	91,380
Selling, general and administrative	43,146	40,066
Research and development	30,948	22,631
Income from operations	25,840	28,683
Other income:
Interest income, net	3,717	3,246
Other income, net	632	10,641
Income from continuing operations before income taxes	30,189	42,570
Provision for income taxes	3,203	4,724
Equity method investment loss, net of tax	(3,410)	(2,071)
Net income from continuing operations	$23,576	$35,775

Revenue. Revenue for the nine months ended January 25, 2020 was $232.1 million, as compared to $226.3 million for the nine months ended January 26, 2019, representing an increase of $5.7 million, or 3%. The increase in revenue was due an increase in product deliveries of $7.3 million, partially offset by a decrease in service revenue of $1.5 million. The increase in product deliveries was primarily due to an increase in product deliveries of small UAS, partially offset by a decrease in product deliveries of TMS. During the nine months ended January 25, 2020, we continued to experience expansion in small UAS product deliveries to international customers. The decrease in service revenue was primarily due to a decrease in customer-funded R&D primarily associated with TMS and other development programs.

Cost of Sales. Cost of sales for the nine months ended January 25, 2020 was $132.1 million, as compared to $135.0 million for the nine months ended January 26, 2019, representing a decrease of $2.8 million, or 2%. The decrease in cost of sales was due to a decrease in service costs of sales of $1.9 million and a decrease in product costs of sales of $0.9 million. The decrease in service costs of sales was primarily due to the decrease in service revenue and a favorable mix. Product cost of sales for the nine months ended January 25, 2020 included $1.8 million of intangible asset amortization related to our acquisition of Pulse. As a percentage of revenue, cost of sales decreased from 60% to 57%, primarily due to an increase in sales volume, a favorable product mix and an increase in the proportion of product revenue to total revenue, partially offset by an increase in reserves for excess and obsolescence inventory.

Gross Margin. Gross margin for the nine months ended January 25, 2020 was $99.9 million, as compared to $91.4 million for the nine months ended January 26, 2019, representing an increase of $8.6 million, or 9%. The increase in gross margin was primarily due to an increase in product margin of $8.2 million and an increase in service margin of $0.4 million. The increase in product margin was primarily due to an increase in product deliveries and a favorable product mix, partially offset by an increase in reserves for excess and obsolescence inventory. Product gross margin for the nine months ended January 25, 2020 included $1.8 million of intangible asset amortization related to our acquisition of Pulse. The increase in service margin was primarily due to a favorable mix. As a percentage of revenue, gross margin increased from 40% to 43%, primarily due to a favorable mix and an increase in the proportion of product revenue to total revenue, partially offset by an increase in reserves for excess and obsolescence inventory.

Selling, General and Administrative.   SG&A expense for the nine months ended January 25, 2020 was $43.1 million, or 19% of revenue, compared to SG&A expense of $40.1 million, or 18% of revenue, for the nine months ended January 26, 2019. The increase in SG&A expense was primarily due to an increase in commission on international sales, litigation and employee related expenses, partially offset by a decrease in corporate development expenses primarily related to the sale of our EES business.

Research and Development. R&D expense for the nine months ended January 25, 2020 was $30.9 million, or 13% of revenue, compared to R&D expense of $22.6 million, or 10% of revenue, for the nine months ended January 26, 2019. R&D expense increased by $8.3 million, or 37%, for the nine months ended January 26, 2019, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the nine months ended January 25, 2020 was $3.7 million compared to interest income, net of $3.2 million for the nine months ended January 26, 2019. The increase in interest income was primarily due to an increase in the average interest rates earned on our investment portfolio.

Other Income, net.  Other income, net, for the nine months ended January 25, 2020 was $0.6 million compared to other income, net of $10.6 million for the nine months ended January 26, 2019. The decrease in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with the buyer of our former EES Business during the nine months ended January 26, 2019.

Provision for Income Taxes. Our effective income tax rate was 10.6% for the nine months ended January 25, 2020, as compared to 11.1% for the nine months ended January 26, 2019. The decrease in effective income tax rate was primarily due to an increase in estimated federal R&D credits.

Equity Method Investment Loss, net of tax.  Equity method investment loss, net of tax for the nine months ended January 25, 2020 was $3.4 million compared to equity method investment loss, net of tax of $2.1 million for the nine months ended January 26, 2019. The increase was due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 25, 2020, our funded backlog was approximately $126.0 million.

In addition to our funded backlog, we also had unfunded backlog of $41.5 million as of January 25, 2020. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts. Unfunded backlog does not obligate the U.S. government to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because the contract was awarded to seven companies in 2018, including AeroVironment, and we cannot be certain that we will receive task orders issued against the contract.

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

Although not material in value alone or in aggregate, during the nine months ended January 25, 2020, we made certain commitments outside of the ordinary course of business. We made capital contributions of $4.9 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund. In addition, pursuant to the Pulse Purchase Agreement, we maintain $5.0 million in an escrow account which will be paid to the sellers upon the achievement of specific research and development milestones. These milestones must be achieved by December 10, 2021. During the three months ended January 25, 2020 one of the research and development milestones was achieved, and the requirements for the remaining contingent consideration were concluded to not have been met. On February 26, 2020, $2,500,000 of contingent consideration was paid to the sellers for the achieved milestone, and the remaining $2,500,000 is no longer restricted.

Cash Flows

The following table provides our cash flow data for the nine months ended January 25, 2020 and January 26, 2019 (in thousands):

	Nine Months Ended
	January 25,	January 26,
	2020	2019
	(Unaudited)
Net cash provided by operating activities	$15,066	$6,897
Net cash (used in) provided by investing activities	$(50,362)	$7,773
Net cash used in financing activities	$(916)	$(1,116)

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 25, 2020 increased by $8.2 million to $15.1 million, compared to net cash provided by operating activities of $6.9 million for the nine months ended January 26, 2019. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $15.7 million, largely related to the timing of revenue recognition, billings for unbilled receivables and retentions, and collections of receivables and accounts payable turnover, partially offset by a decrease in net income from continuing operations of $12.2 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $58.1 million to $50.4 million for the nine months ended January 25, 2020, compared to net cash provided by investing activities of $7.8 million for the nine months ended January 26, 2019. The increase in net cash used in investing activities was primarily due to proceeds received from the sale of our EES Business of $32.0 million in the first quarter of fiscal 2019; an increase in purchases net of redemptions of available-for-sale investments of $20.4 million; cash used in the purchase of Pulse Aerospace, LLC, net of cash acquired of $18.6 million; an increase in cash used for the HAPS equity method investment of $9.6 million; partially offset by a decrease in purchases net of redemptions of held-to-maturity investments of $24.1 million.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $0.2 million to $0.9 million for the nine months ended January 25, 2020, compared to net cash used by financing activities of $1.1 million for the nine months ended January 26, 2019.

Contractual Obligations

During the three and nine months ended January 25, 2020, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2019.

Off-Balance Sheet Arrangements

As of January 25, 2020, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended January 25, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 25, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 25, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 25, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On April 18, 2018, a former employee of AeroVironment, Mark Anderson, filed a lawsuit against us and Wahid Nawabi, our President and Chief Executive Officer, in the Superior Court of the State of California for the County of Los Angeles. Mr. Anderson’s claims include whistle blower retaliation, race discrimination and wrongful termination related to the termination of his employment with the Company. Mr. Nawabi was subsequently dismissed as an individual defendant from all claims in the lawsuit. In December 2019, in order to avoid the future cost, expense, and distraction of continued litigation, we executed a settlement agreement, in which we admitted no fault or wrongdoing, with Mr. Anderson and fully settled all claims in the lawsuit for a confidential amount.

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES division to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit has begun and is ongoing. We continue to mount a vigorous defense.

On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. In December 2019, Benchmark dismissed, without prejudice, all claims against us in the demand for arbitration. The recall remains a significant part of the Company’s pending litigation with Webasto.

On October 29, 2019, P.B.M S.r.l. (“PBM”), an Italian company with which we had a Memorandum of Understanding (“MOU”) that we assigned to Webasto as part of the sale of the EES division, filed a Notice of Arbitration with JAMS ADR in Los Angeles, California, naming Webasto and us as defendants. PBM alleged that it was owed over $1.7 million, plus attorneys’ fees, for unpaid invoices and reliance damages stemming from the MOU and its cancellation. In December 2019, PBM, Webasto and AeroVironment entered into a confidential settlement agreement and mutual release with each other which all parties fully settled all matters included in the arbitration demand. PBM withdrew its Notice of Arbitration and the Company considers this matter closed. Parties to the Webasto lawsuit will amend their pleadings to reflect that any claims associated with PBM are no longer in dispute.

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

We obtain hardware components, various subsystems and systems from a limited group of suppliers. We do not have long term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

In addition, certain raw materials and components used in the manufacture of our products are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. If we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. If the current strain of coronavirus outbreak, known as COVID-19, continues and results in a prolonged period of commercial and/or governmental restrictions, this may impact our ability to obtain certain raw materials and certain components used in the manufacture of our products.

The COVID-19 novel coronavirus outbreak may adversely impact our business.

If the current outbreak of the strain of coronavirus known as COVID-19 continues and results in a prolonged period of travel and other similar logistics restrictions, this may reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or commercially market our products, or could otherwise disrupt portions of our business. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 could have a material impact on our business, financial condition and results of operations will depend on future developments as to the geographic presence of COVID-19 and government and healthcare responses to such spread, which are presently highly uncertain.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the nine months ended January 25, 2020. As of January 25, 2020, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1ǂ	Amendment No.9 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc., dated as of December 2, 2019.
10.2†	Offer Letter to Kevin McDonnell executed January 13, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

ǂ

Pursuant to Item 601(b)(2) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted.

†	Indicates management contract or compensatory plan.

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

Date: March 3, 2020		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)