Form 10-K
period 2020-04-30
AeroVironment Inc
filed 2020-06-24
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2020
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
Registrant’s telephone number, including area code: (805) 520-8350

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVAV	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ⌧ No ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ⌧ Accelerated filer ◻Smaller reporting company ◻

Non-accelerated filer ◻ Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ⌧

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ◻ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 26, 2019 was approximately $1,221.7 million.

As of June 17, 2020, the issuer had 24,063,602 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2020, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms such as “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development programs;
●	our reliance on certain customers, including the U.S. government and HAPSMobile, Inc., for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator and to create new market opportunities;

●	the potential need for changes in our long-term strategy in response to future developments;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	changes in the supply, demand and/or prices for our products and services;

●	increased competition, including from firms that have substantially greater resources than we have and in the UAS business from lower-cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting requirements;

●	the impact of potential security and cyber threats;

●	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems;

●	changes in the regulatory environment;
●	our ability to successfully integrate businesses we acquire;
●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel restrictions, social distancing and quarantine policies, boycotts, curtailment of trade, diversion of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;
●	unfavorable results in legal proceedings; and

●	general economic and business conditions in the United States and elsewhere in the world.

Set forth below in Item 1A, “Risk Factors” are additional significant uncertainties and other factors affecting forward-looking statements. The reader should understand that the uncertainties and other factors identified in this Annual Report are not a comprehensive list of all the uncertainties and other factors that may affect forward-looking statements. We do not undertake any obligation to update or revise any forward-looking statements or the list of uncertainties and other factors that could affect those statements.

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

Overview

We design, develop, produce and support a technologically-advanced portfolio of products and services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments, and tactical missile systems and related services to organizations within the U.S. government. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products and services in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

Our success with current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, to help our government and commercial customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include robotics and robotics systems autonomy; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power wireless digital communications; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming and unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and tactical missile systems that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

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

Expand the market penetration of existing products and services. Our small UAS and tactical missile systems enjoy leading positions in their respective markets. We intend to increase the penetration of our small UAS products and services within the U.S. military, the military forces of allied nations, other government agencies and non-government organizations, including commercial entities, and to increase the penetration of our tactical missile systems within the U.S. military and within the military forces of allied nations. We believe that the broad adoption of our small UAS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market.

Deliver innovative new solutions into existing and new markets. Customer-focused innovation is the primary driver of our growth. We plan to continue pursuing internal and customer-funded research and development to develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets, and enable us to create new opportunities for growth. We view strategic partnerships as a means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities. We also consider the acquisition of third-party assets as a potential method to obtain valuable products or technologies that can enable our growth strategy.

Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel. Our company culture encourages innovation and entrepreneurialism, which helps to attract and retain highly-skilled professionals. We intend to preserve this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. Our values of “customer commitment,” “trust and teamwork,” “innovate and simplify,” and “ownership and results” serve as the foundation of our culture. We believe that our values help to guide the behavior of our people and serve to maintain a positive work environment that inspires loyalty among our employees and customers.

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

Effectively manage our growth portfolio for long-term value creation. Our production and development programs and services present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of other investment opportunities to determine its relative timing and potential, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is a key element of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

Customers

We sell the majority of our UAS and services to organizations within the DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, and to allied governments. We sell our tactical missile systems to organizations within the U.S. government. We also develop High Altitude Pseudo-Satellite (“HAPS”) systems for HAPSMobile Inc., a commercial joint venture of which we own approximately 7%.

During our fiscal year ended April 30, 2020, we generated approximately 32% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 22% of our sales revenue, and HAPSMobile Inc. accounted for 17% of our sales revenue. Sales revenue to other foreign customers, inclusive of foreign military sales made through the DoD, commercial and consumer customers accounted for the remaining 29% of sales revenue during our fiscal year ended April 30, 2020.

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

The innovations developed by our company and our founder include, among others: the world’s first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world’s highest flying airplane in level flight, Helios™, a solar-powered unmanned aircraft system that reached over 96,000 feet above sea level in 2001; Global Observer, the world’s first liquid hydrogen-fueled unmanned aircraft system; the Nano Hummingbird™, the world’s first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight; and Blackwing™, the first submarine-launched unmanned aircraft system deployed by the U.S. Navy. The Smithsonian Institution possesses seven vehicles developed by our company or our founder in its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop innovative new solutions.

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

As of April 30, 2020, we had issued and retained 202 U.S. patents, as well as 104 pending U.S. patent applications; 26 active Patent Cooperation Treaty applications; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

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

Sales and Marketing

Our marketing strategy is based on developing leadership positions in new markets that we create through the introduction of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve the successful adoption of our solutions. Once we establish a market position we work to maintain our leadership while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, Wasp, Quantix, and VAPOR, and have several pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales, inclusive of foreign military sales, accounted for approximately 45%, 52% and 47%, of our revenue for the fiscal years ended April 30, 2020, 2019 and 2018, respectively.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance; safety; features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand and reputation.

Manufacturing and Operations

We pursue a lean and efficient production strategy across our business, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products, while working to optimize our designs to meet manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We incorporate this input into product designs in an effort to maximize the efficiency and quality of our products while minimizing time to market. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full rate production, while achieving high reliability, quality and yields.

We outsource certain production activities, such as the fabrication of certain aerostructures, the manufacture and assembly of electronic printed circuit boards, and payload components to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on our core expertise of final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. (See “Risk Factors—If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business” for more information.) All of our production systems operate in accordance with our AS9100D registered Quality Management System, which is focused on continuous improvement in order to increase acceptance rates, reduce lead times and lower cost.

Customer Funded Research and Development

We actively pursue externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers, such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command, for projects that we believe have the potential for future procurement. In some cases commercial enterprises may fund our research and development activities, as with our HAPSMobile Inc. development program. Providing these services contributes to the development and enhancement of our technical competencies. In an effort to manage the ability of our key technical personnel to support multiple, high-value research and development initiatives, we attempt to limit the volume of customer funded research and development projects that we accept. This process enables us to focus these personnel on projects we believe offer the greatest current and future value to our business.

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

Raw Materials and Suppliers

Historically, we have not experienced significant delays in the supply or availability of our key raw materials or components provided by our suppliers, nor have we experienced a significant price increase for raw materials or components. We do not presently anticipate any such delays or significant price increases in our fiscal year 2021.

Product Mix

The table below shows our revenue for the periods indicated by major product line:

	Fiscal Year Ended
	April 30,
	2020	2019	2018
Small UAS	61%	58%	62%
TMS	17%	21%	24%
HAPS	17%	18%	11%
Other	5%	3%	3%

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2020	2019	2018
Fixed-price contracts	73%	71%	79%
Cost-reimbursable contracts	26%	28%	21%
Time-and-materials contracts	1%	1%	—%

Employees

As of April 30, 2020, we had 823 full time employees and 5 part time employees, of whom 343 were in research and development and engineering, 50 were in sales and marketing, 266 were in operations and 169 were general and administrative personnel. We believe that we have a good relationship with our employees.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2020 and 2019, our backlog was approximately $208.1 million and $164.3 million, respectively. We expect that approximately 96% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2021.

In addition to our backlog, we had unfunded backlog of $122.0 million and $45.2 million as of April 30, 2020 and 2019, respectively. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options, and indefinite delivery, indefinite quantity (“IDIQ contracts”), or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the FCS domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Our principal executive offices are located at 900 Innovators Way, Simi Valley, California 93065. Our telephone number is (805) 520-8350. Our website home page is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our web site at http://investor.avinc.com. The SEC also maintains a web site at www.sec.gov that contains our reports, proxy statements and other information regarding us.

Our Business

Our business addresses the increasing economic and security value of distributed, network-centric intelligence, surveillance and reconnaissance (“ISR”), communications, remote sensing and effects delivery with innovative UAS and tactical missile system solutions.

Industry Background

Small UAS

The defense market for small UAS has grown significantly since the early 2000s, driven largely by the demands associated with the global threat environment and resulting procurement by military customers, the early adopters for this technology. Small UAS now represent an accepted and enduring capability for the military. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations, to operate effectively in a counterinsurgency threat environment. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator, Sky Warrior, Reaper and Gray Eagle, to small systems, such as our Raven, Wasp AE, Puma AE, and VAPOR serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.” Small UAS can provide real-time observation and communication capabilities to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, significant growth in the number of entities developing small UAS solutions is taking place.

Tactical Missile Systems

The development of weapons capable of rapid deployment and precision strike that also minimize the risk to surrounding civilians, property and operators has accelerated due to advances in enabling technologies. Weapons such as laser-guided missiles, “smart” bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a hostile target, their ability to employ a precision weapon system quickly and easily can mean the difference between mission success and failure. A rapidly deployable solution could address emerging requirements beyond ground engagements for use in other types of missions and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, man-portable delivery system provides warfighters with a valuable and more cost-effective alternative to existing munition and missile systems.

High-Altitude Pseudo-Satellite (“HAPS”) UAS

We believe a market opportunity exists for HAPS UAS that can fly for months at a time to provide continuous remote sensing and communications in an affordable manner over great distances. Existing solutions such as terrestrial cellular towers, communications satellites and manned and unmanned aircraft address some of the emerging demand for this capability, but do so at relatively high financial and resource costs. Next generation mobile telephony, referred to as 5G, can use higher frequencies than those currently employed by 4G and LTE networks. These higher frequencies are not capable of traveling long distances as compared to the frequencies associated with existing networks. As a result, 5G deployment requires the installation of a large number of base stations and cellular towers to complement existing infrastructure, resulting in a significant investment of time, resources and capital. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but they operate more than 20,000 miles from the surface of the earth, therefore limiting the bandwidth they can provide, introducing latency in communications signals and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. A new category of constellations consisting of a large number of very small and low earth orbiting satellites is proposed to provide a lower cost alternative with more ubiquitous coverage for reconnaissance and communication, but is only beginning to be deployed in meaningful quantities and may not be capable of providing the uninterrupted service and quality required by commercial mobile carriers. High-altitude balloons carrying communication payloads are subject to wind direction and speed and, therefore, may not be able to deliver the continuous, uninterrupted service and connection quality required by commercial mobile carriers but may be suitable for other applications. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest without gaps in availability while carrying a communications or observation payload could help to satisfy this need.

Our Solutions

We supply our UAS products and services to multiple customers within and outside of the United States and our tactical missile systems products and services to organizations within the U.S. government.

Small UAS Products

Our small UAS, including Raven, Wasp AE, Puma AE, Puma LE, VAPOR and Quantix Recon are designed to operate reliably at very low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information. Military forces employ our small UAS to deliver ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical, infrared or other sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our Quantix Recon mapping drone generates a volume of high-resolution data significantly larger than wireless bandwidth can accommodate, requiring the onboard storage and subsequent transfer of data once the air vehicle has landed. With the exception of Quantix Recon, our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points, or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive user interface. All of our fixed wing small UAS currently in production for military customers operate from our common ground control system. Our Quantix Recon system plots its own flight path and launches, flies and lands autonomously to complete its mission. Our VAPOR helicopter UAS currently employs a distinct portable ground control system.

We designed our small UAS to be transportable by as few as a single person, assembled in minutes and launched and operated by one or two people, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by modular battery packs that can be replaced quickly, enabling rapid return to flight. We designed all of our small UAS to be reusable for hundreds of flights under normal operating circumstances and to be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

In military applications, our small UAS provide forward aerial observation capabilities that enable tactical commanders to observe, for example, around the next corner, to the next intersection or past a ridgeline in real-time. This information facilitates faster, safer movement through urban, rural, riverine and mountainous environments and can enable troops to be proactive based on field intelligence rather than reactive to attack. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat. U.S. military personnel regularly use our small UAS, such as Raven, for missions such as force protection, combat observation and damage assessment. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at typical altitudes of 300 to 500 feet above ground level, as a result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground. In addition, the low cost of our small UAS relative to larger systems and alternatives makes it practical for customers to deploy these assets in large quantities, directly to warfighters.

In emerging commercial applications, our small UAS enable enterprises to manage valuable assets such as crops, powerlines and railroad infrastructure, more effectively and safely than previously possible. Our Quantix Mapper and VAPOR helicopter systems are designed to provide more accurate and timely information to individuals or organizations for more informed decision-making. Better and more timely information can translate into more efficient activities that facilitate more efficient use of resources such as maintenance operations.

Our small UAS offering also includes spare equipment, alternative payload modules, batteries, chargers, repair services and customer support. We provide training by our highly-skilled instructors, who typically possess extensive military experience, and continuous refurbishment and repair services for our products. By maintaining close contact with our customers and users in the field, we gather critical feedback on our products and incorporate that information into ongoing product development and research and development efforts. This approach enables us to improve our solutions in response to, and in anticipation of, evolving customer needs.

Certain systems within our small UAS portfolio include multiple aircraft, our common and interoperable hand-held ground control system and an array of spare parts and accessories. Other systems, namely, Puma LE, VAPOR and Quantix Recon, consist of a single air vehicle, as well as a ground control system, spare parts and accessories. Our current small UAS portfolio for defense applications consists of the following aircraft:

Small	Wingspan /
UAS	Rotor Diameter	Weight		Standard	Range	Flight Time
Product	(ft.)	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Puma LE	15.0	23	Hand or bungee launch and autonomous/manual skid landing (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			330
Puma AE	9.2	15	Hand, bungee, or mechanical launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			150
Raven	4.5	4.5	Hand launch and vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6	60	-	90
Wasp AE	3.3	2.8	Hand launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3			50
VAPOR 35	5.6	32.0	Vertical take-off and landing	Ability to integrate multiple third party payloads	5			60
VAPOR 55	7.5	55.0	Vertical take-off and landing	Ability to integrate multiple third party payloads	5			60
Quantix Recon	3.2	5.0	Vertical take-off and landing	Dual 18 megapixel high-resolution RGB and multispectral	12			45
(1)	Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our digital data links (“DDL”) relay can enable operational modes that can extend range significantly.

The ground control system serves as the primary interface between the operator and our small UAS and allows the operator of each system, with the exception of Quantix Recon, to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real-time, streaming video and metadata. Our common ground control system interfaces with each of our fixed wing air vehicles, providing a common user experience. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers’ hands.

Our line of miniature gimbaled sensor payloads provides small UAS operators with enhanced observation and target tracking functionality. Our DDL is integrated into Puma LE, Puma AE, Raven and Wasp AE systems, enhancing their capabilities, and ultimately, the utility of our small UAS by enabling more efficient radio spectrum utilization and communications security. Small UAS incorporating our DDL are optimized for the low-power, low-latency, and streaming bandwidth efficiency required for UAS. Additionally, our DDL enables each air vehicle to operate as an Internet-Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. This capability enables beyond line-of-sight operation of our small UAS, further enhancing their value proposition to our customers.

Tactical Missile Systems Products

Our tactical missile systems consist of tube-launched aircraft that deploy with the push of a button, fly at higher speeds than our small UAS, and perform either effects delivery or reconnaissance missions. Switchblade, the first of our tactical missile systems products, can be transported in its launch tube, within a backpack, and deployed within minutes to defend against lethal threats such as snipers and mortar launchers. With a high level of precision, including a customized warhead, patented wave-off, loiter and re-engagement capabilities, Switchblade can neutralize a target rapidly and accurately without causing collateral damage. Furthermore, because it streams live electro-optical and thermal video to its operator, Switchblade can be called off in the final moments prior to a strike should the situation require, potentially eliminating damage to non-combatants. Blackwing, a variant of Switchblade, launches from a submerged submarine and carries extra batteries instead of a warhead, providing longer flight time for reconnaissance operations.

Support Services

In support of our small UAS for defense applications we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for us and provide us with continuous feedback to understand the performance of our systems, anticipate our customers’ needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services in a manner that seeks to minimize supply chain delays and support our customers whenever and wherever needed. Our facilities in Simi Valley, CA also serve as primary depots for repairs and spare parts.

We provide comprehensive training services to support all of our small UAS and tactical missile systems for defense applications. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and overseas to support our customers’ training needs on both production and development-stage systems.

Customer Funded Research and Development

We provide specialized services in support of customer-funded research and development projects, delivering new value-added technology solutions to our customers. These types of projects typically involve developing new system solutions and technology or new capabilities for existing solutions that we introduce as retrofits or upgrades. We recognize the majority of customer-funded research and development projects as revenue.

Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key technological capabilities:

●	robotics and robotics systems autonomy technologies;

●	sensor design, development, miniaturization and integration;
●	embedded software and firmware, analytics processing, database systems, web, desktop and mobile applications, standards-based interfaces;
●	miniature, low power wireless digital communications;

●	lightweight, low speed aerostructures and aerodynamic design;

●	high-altitude long-endurance systems design, integration and flight operations
●	machine vision, machine learning, advanced auto flight control, auto target recognition, autonomous mission planning and teaming
●	low SWaP (Size, Weight and Power) system design and integration
●	manned-unmanned teaming, unmanned-unmanned teaming;
●	power electronics and electric propulsion systems;
●	efficient electric power conversion, storage systems and high-density energy packaging;
●	controls and systems integration;
●	vertical takeoff and landing flight, fixed-wing flight and hybrid flight unmanned aircraft systems;

●	image stabilization and target tracking;

●	advanced flight control systems;

●	fluid dynamics;
●	human-machine interface development; and

●	integrated mission solutions for austere environments.

Two of our UAS and tactical missile systems development initiatives are described below:

Tactical Missile System Variants. We pioneered our first rapidly deployable, high-precision tactical missile system, named Switchblade, for use by defense ground forces. Switchblade is now deployed by the U.S. military to provide force protection to its troops overseas in combat operations. During numerous demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants of Switchblade for new customers and applications, including deployment from sea and air vehicles. Blackwing, a submarine-launched reconnaissance system, represents one of the variants. Another variant is a larger version of Switchblade that delivers longer endurance, greater range, a larger payload and more significant mission effects. We believe these new variants have the potential to expand our tactical missile systems opportunities significantly.

HAPS Unmanned Aircraft Systems. Building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS, in fiscal year 2018 we established a joint venture with SoftBank Corp. to create a global broadband and telecommunications company to demonstrate and deploy HAPS UAS around the world. As of April 30, 2020, AeroVironment owned a 7% share of HAPSMobile Inc., while SoftBank Corp. owned a majority 93% share. The joint venture is funding AeroVironment’s development and demonstration of solar-powered HAPS UAS. AeroVironment possesses exclusive rights to manufacture and supply the solar HAPS UAS developed by the joint venture to HAPSMobile Inc., subject to meeting contractual performance criteria. HAPSMobile Inc. possesses exclusive rights to market the solar HAPS UAS for commercial markets globally, while AeroVironment possesses exclusive rights to market the solar HAPS UAS for non-commercial markets globally, with the exception of Japan.

Sales and Marketing

Our Product Line Management organization translates customer and market requirements into multi-year product roadmaps that guide our development, engineering and manufacturing plans. We organize our U.S. business development team members by target market and customer, and we locate team members in close proximity to the customers they support, where possible. We organize our program managers by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

Manufacturing and Operations

Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. We have the manufacturing infrastructure to produce products at rates higher than our historical volumes, support initial low rate production for new UAS development programs and tactical missile systems and execute initial low-rate production of large UAS. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization (“ISO”) certification for Quality Management, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. Our ISO 9001:2015 + AS9100D certified manufacturing facilities are designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2015 + AS9100D refers to a set of voluntary standards for quality management systems. The 9001:2015 standards are established by the ISO to govern quality management systems used worldwide. We are regularly audited and certified to be compliant by a third party, accredited registrar. Accreditation of SAI Global, our third party registrar, is by the ANSI National Accreditation Board. These audits performed as part of certification evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

Competition

The market for defense small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., FLIR Systems, Inc., L3 Technologies, Inc., and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and its derivatives, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand-launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors have pursued this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. Loon LLC is pursuing the deployment of lighter-than-air high-altitude balloons without propulsion to create networks that can provide connectivity. A number of telecommunications, aerospace and technology companies, including AeroVironment, HAPSMobile Inc. and Loon LLC launched the HAPS Alliance to promote the benefits of HAPS to the global population. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Northrop Grumman Corporation. Companies pursuing Low Earth Orbit (“LEO”), micro or cubesat satellite constellations for global communication and remote sensing include Amazon, OneWeb, SpaceX and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

The market for tactical missile systems is in an early stage of development, but it is evolving rapidly. Competitors in this market include Textron Inc., Raytheon Technologies and Lockheed Martin Corporation.

The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly, generating a great deal of interest as government regulations evolve to accommodate commercial UAS operations in the National Airspace System and in the airspace systems of other countries. Given the breadth of applications and the diversity of industries that could benefit from UAS technology, a growing number of potential competitors in this market include consumer drone manufacturers such as Dà-Jiāng Innovation, who seek to enhance their systems’ capabilities over time; other small UAS manufacturers, including large aerospace companies such as Lockheed Martin Corporation, and drone and aerial surveying and mapping service providers such as PrecisionHawk, Sentera and SlantRange; ground-based surveying and mapping service providers; satellite imagery providers; and specialty system manufacturers, software as a service and other service providers aiming to address specific market segments. The emerging non-military market is attracting numerous additional competitors and significant venture capital funding given perceived lower barriers to entry and a much more fragmented marketplace as compared to the military market. Potential additional competitors include start-up companies providing low cost solutions.

We believe that the principal competitive factors in the markets for our UAS products and services include product performance, features, acquisition cost, lifetime operating cost, including maintenance and support, ease of use, integration with existing equipment and processes, quality, reliability, customer support, brand and reputation.

Regulation

Due to the fact that we contract with the DoD and other agencies of the U.S. government, we are subject to extensive federal regulations, including the Federal Acquisition Regulations, Defense Federal Acquisitions Regulations, Truth in Negotiations Act, Foreign Corrupt Practices Act, False Claims Act and the regulations promulgated under the DoD Industrial Security Manual, which establishes the security guidelines for classified programs and facilities as well as individual security clearances. The federal government audits and reviews our performance on contracts, pricing practices, cost structure, and compliance with applicable laws, regulations and standards. Like most government contractors, our contracts are audited and reviewed on a continual basis by federal agencies, including the Defense Contract Management Agency (“DCMA”) and the Defense Contract Audit Agency (“DCAA”).

Certain of these regulations impose substantial penalties for violations, including suspension or debarment from government contracting or subcontracting for a period of time. We monitor all of our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

In addition, we are subject to industry-specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, including (i) the Federal Aviation Administration (“FAA”), which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the United States and (iii) the Defense Trade Controls of the U.S. Department of State that administers the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services.

On June 21, 2016 the FAA released its final rules that allow routine use of certain small UAS in the U.S. National Airspace System. The FAA rules, which went into effect in August 2016, provide safety rules for small UAS (under 55 pounds) conducting non-recreational operations. The rules limit flights to visual-line-of-sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones as per the Part 107 specifications. These regulations continue to evolve to accommodate the integration of UAS into the national airspace system for commercial applications, including HAPS UAS.

In December 2019, the FAA proposed rules requiring the remote identification of UAS. Remote identification, which provides for a UAS in flight to provide identification that can be received by other parties, is designed to enhance safety and security by allowing the FAA and other agencies to identify a UAS that appears to be flying unsafely or in an area in which flight is not permitted. The public comment period for the proposed rules expired on March 2, 2020. Additionally, in February 2020, the FAA issued a public request for comment on its proposed policy for the creation of a new type certification of certain UAS as a special class of aircraft under FAA regulations. Currently the Part 107 Rules allow for the operation of small UAS without the need for FAA airworthiness certification as long as the UAS meets certain specified criteria and certain flight rules are followed; larger UAS and operations of small UAS outside the scope of the Part 107 Rules require a waiver from the FAA. The FAA’s proposed policy proposes a new special class of UAS for which airworthiness certification can be obtained, however, the proposed policy only applies to the procedures for the type certification of the new class of UAS, not the criteria that will be needed for the UAS or the flight operations to be followed to operate. Further rulemaking by the FAA is anticipated regarding the particular criteria for the airworthiness certification standards under the new special class proposed by the new policy. The comment period for the FAA’s proposed policy expired on March 4, 2020.

While it is currently anticipated that the enactment of remote identification and a new airworthiness certification process for a newly created special class of UAS will help formalize the process for manufacturing and obtaining airworthiness certification for UAS within the newly created class and accelerate the development of commercial UAS in the U.S., it is uncertain whether the FAA’s actions, if any, will have such effects. Additionally, it is unclear when, if ever, the FAA will implement final rules regarding remote UAS identification and whether they will differ from the proposed rules. It is also unclear when, if at all, the FAA will create a new class of UAS and what the final rules regarding the certification of such UAS will look like. We cannot be certain as to how our business will be affected by the FAA’s proposals until the final rules for such matters are issued by the FAA.

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

The U.S. military funds its contracts for our full-rate production UAS either through operational need statements or as programs of record. Operational need statements require allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven system deliveries, for example, was provided through operational need statements. We define a program of record as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding is allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Despite being included in the five-year budget cycle, funding for these programs is subject to annual approval.

Material Government Contract Provisions

All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the government to:

●	terminate existing contracts for convenience, in whole or in part, when it is in the interest of the government to do so;

●	terminate contracts for default upon the occurrence of certain enumerated events;

●	unilaterally modify contracts with regard to certain performance requirements;

●	cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable;

●	potentially obtain rights in, or ownership to, intellectual property associated with products and systems developed or delivered by a contractor as a result of its performance of the contract;

●	adjust contract costs and fees on the basis of audits completed by its agencies;

●	suspend or debar a contractor from doing business with the U.S. government; and

●	control or prohibit the export of certain items.

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

Government Contract Categories

There are three primary types of government contracts in our industry, each of which involves a different payment methodology and level of risk related to the cost of performance. These basic types of contracts are typically referred to as fixed-price contracts, cost reimbursable contracts, including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee, and time-and-materials contracts.

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

Fixed-Price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will not be able to perform at a cost below the fixed-price, except for costs incurred because of contract changes ordered by the customer. Upon the U.S. government’s termination of a fixed-price contract, generally we would be entitled to payment for items delivered to and accepted by the U.S. government and, if the termination is at the U.S. government’s convenience, for payment of fair compensation for work performed plus the costs of settling and paying claims by any terminated subcontractors, other settlement expenses and a reasonable allowance for profit on the costs incurred.

Cost Reimbursable. Cost reimbursable contracts include cost-plus-fixed fee contracts, cost-plus-award fee contracts and cost-plus-incentive fee contracts, each of which are described below. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations, or if the costs exceed the contract funding.

●	Cost-plus-fixed fee contracts are cost reimbursable contracts that provide for payment of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract, but may be adjusted as a result of changes in the work to be performed under the contract. This contract type poses less risk of loss than a fixed-price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

●	A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount, which may be zero, fixed at inception of the contract and an award amount, based upon the government’s satisfaction with the performance under the contract. With this type of contract, we assume the risk that we may not receive the award fee, or only a portion of it, if we do not perform satisfactorily.

●	A cost-plus-incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.

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

After award of an IDIQ contract the U.S. government may issue task or delivery orders for specific services or products it needs. The competitive process to obtain task orders under an award contract is limited to the pre-selected contractors. If an IDIQ contract has a single prime contractor, then the award of task orders is limited to that contractor. If the contract has multiple prime contractors, then the award of the task order is competitively determined among only those prime contractors.

IDIQ and IDIQ-type contracts typically have multi-year terms and unfunded ceiling amounts that enable, but do not commit, the U.S. government to purchase substantial amounts of products and services from one or more contractors.

Item 1A. Risk Factors.

General Business Risks

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the Department of Defense, and HAPSMobile, Inc.

Historically, we have derived a significant portion of our total sales and our small UAS and tactical missile systems sales from the U.S. government and its agencies. Additionally, more recently, we have derived a significant portion of our revenue from contracts with HAPSMobile, Inc. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 61% of our revenue for the fiscal year ended April 30, 2020. The DoD, our principal U.S. government customer, accounted for approximately 51% of our revenue for the fiscal year ended April 30, 2020. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Balanced Budget Act of 2019 and its subsequent amendments, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Additionally, if annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

The U.S. military funds our contracts primarily through operational needs statements, and to a lesser extent, through programs of record, which provides us with less visibility and certainty on future funding allocations for our contracts. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

●	changes in government programs that are related to our products and services;

●	adoption of new laws or regulations relating to government contracting or changes to existing laws or regulations;

●	changes in political or public support for security and defense programs;

●	delays or changes in the government appropriations and budget process;

●	uncertainties associated with the current global threat environment and other geo-political matters; and

●	delays in the payment of our invoices by government payment offices.

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

In fiscal year 2020, HAPSMobile accounted for 17% of our total revenue. Our Design and Development Agreement with HAPSMobile allows HAPSMobile to terminate the contract at its convenience for any reason. The termination of this contract or the loss of revenues from programs with HAPSMobile, could cause our revenue to decline and materially adversely affect our results of operations.

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

Our UAS are sold in new and rapidly evolving markets. The commercial UAS market is in the early stages of customer adoption. The market for HAPS UAS is also in an early stage of development. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

●	generate sufficient revenue to maintain profitability;

●	acquire and maintain market share;

●	achieve or manage growth in our operations;

●	develop and renew contracts;

●	attract and retain additional engineers and other highly-qualified personnel;

●	successfully develop and commercially market new products;

●	adapt to new or changing policies and spending priorities of governments and government agencies; and

●	access additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

We face competition from other firms, many of which have substantially greater resources.

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., FLIR Systems, Inc., L3 Technologies, Inc. and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk, General Atomics, Inc.’s Predator and related products, The Boeing Company’s ScanEagle and Textron Inc.’s Shadow as direct competitors because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications. The HAPS UAS market is in an early stage of development and our HAPS UAS faces competition from several aerospace and defense contractors and internet technology companies pursuing the high altitude long endurance UAS market for global communication and remote sensing, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation, and competition from companies pursuing alternative solutions for this market such as Lockheed Martin Corporation and Northrop Grumman Corporation with airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) and companies pursuing conventional satellites and LEO micro or cubesat satellite constellations. Our tactical missile systems business faces competition from competitors including Textron Inc., Raytheon Technologies and Lockheed Martin Corporation.

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

We cannot accurately predict the future growth rates or sizes of the markets for our products. Demand for our products may not increase, or may decrease, either generally or in specific markets, for particular types of products or during particular time periods. We believe the market for commercial UAS is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS and tactical missile systems. Although we have expanded our UAS customer base to include foreign governments, and domestic non-military agencies, we cannot assure you that our continued efforts to further increase our sales to these customers will be successful. The expansion of the UAS, tactical missile systems, and commercial UAS markets in general, and the market for our products in particular, depends on a number of factors, including the following:

●	customer satisfaction with these types of systems as solutions;

●	the cost, performance and reliability of our products and products offered by our competitors;

●	customer perceptions regarding the effectiveness and value of these types of systems;

●	limitations on our ability to market our UAS and tactical missile systems products and services outside the United States due to U.S. government regulations;

●	obtaining timely regulatory approvals, including, with respect to our small UAS business, access to airspace and wireless spectrum; and

●	marketing efforts and publicity regarding these types of systems.

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

We derived approximately 45% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2020 compared to 52% for the fiscal year ended April 30, 2019. We expect to continue to derive a significant portion of our revenue from international sales. Our international revenue and operations are subject to a number of material risks, including the following:

●	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products to certain foreign jurisdictions;

●	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products or repatriate profits to the United States;

●	the complexity and necessity of using foreign representatives and consultants;

●	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

●	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

●	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

●	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

●	general economic and political conditions in the markets in which we operate;

●	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

●	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

●	different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property and contracts in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. While we have adopted policies and procedures to facilitate compliance with laws and regulations applicable to our international sales, our failure, or the failure by our employees or others working on our behalf, to comply with such laws and regulations may result in administrative, civil or criminal liabilities, including fines, suspension or debarment from government contracts or suspension of our export privileges. Moreover, our sales, including sales to customers outside the United States, substantially all are denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.

We must comply with U.S. and other laws regulating the export of our products. In some cases, explicit authorization from the relevant U.S. government authorities is needed to export our products. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that our compliance controls may be ineffective. In November 2019, we entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance to resolve various alleged violations of the Armed Export Control Act and the International Traffic in Arms Regulations (“ITAR”) that occurred between June 2014 and December 2016. The Consent Agreement has a two-year term and provides for, among other things: (i) a civil penalty of $1,000,000 payable in installments, $500,000 of which is suspended on the condition that such amount is used for future remedial compliance costs over the term of the Consent Agreement and/or credited against prior compliance enhancement costs already expended by us; (ii) the appointment of an external Special Compliance Officer for a minimum of one year to oversee our compliance with the Consent Agreement and ITAR; and (iii) one external audit of our compliance with the Consent Agreement and ITAR. We expect that the $500,000 suspension amount will be satisfied by our past and future compliance program remediation efforts. Our failure to comply with the terms of the Consent Agreement or export laws and regulations in general can subject us to additional fines, penalties and sanctions, including suspension of export privileges, which could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

If we are unable to manage the increasing complexity of our business or achieve or manage our expected growth, our business could be adversely affected.

The complexity of our business has increased significantly over the last several years. We have expanded the number of product lines being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales and added commercial services and formed a joint venture with SoftBank

Corp. to develop HAPS UAS. We also acquired Pulse Aerospace, LLC, a Kansas-based developer of UAS capable of vertical take-off and landing (VTOL), in June 2019. These have increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

Until recently, we have focused on selling our small UAS to the U.S. military. We have, however, expanded our small UAS sales into other government and commercial markets, including the launch of VAPOR helicopter unmanned aircraft system, and formed a joint venture with SoftBank Corp. to develop HAPS UAS for global communication and remote sensing applications. Our efforts to expand our product offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $46.5 million, or 13% of our revenue, in our fiscal year ended April 30, 2020 on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS to non-military customers in the United States.

The regulation of small UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of small UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA, or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Additionally, in December 2019 and January 2020, the FAA proposed rules regarding remote UAS identification and a new policy regarding the airworthiness certification of a newly created special class of UAS. It is unclear when, if ever, the FAA will implement any final rules regarding remote UAS identification and whether such final rules will differ from the proposed rules or when, if ever, the FAA will create a new class of UAS and what the final rules regarding the certification of such new class of UAS will state. We cannot assure you that the Part 107 Rules, or any final rules enacted in furtherance on the FAA’s recently announced proposals, will result in the expanded use of our small UAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small UAS beyond our military customers, which could harm our business prospects.

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

Our UAS rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our UAS could result in injury, death or property damage and significantly damage our reputation and support for our UAS in general. We anticipate this risk will grow as our UAS begin to be used in U.S. domestic airspace and urban areas. We also remain liable for warranty and product liability claims for our EV charging systems and power cycling and test systems sold by us prior to our sale of our efficient energy systems business segment (our “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) in June 2018 as contemplated by the purchase and sale agreement between the parties, which products have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

We obtain hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. We do not have long-term agreements with any of these suppliers that obligate them to continue to sell components, subsystems, systems or products to us. Our reliance on these suppliers involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components, subsystems, or systems of sufficient quality, will increase prices for the components, subsystems or systems and will perform their obligations on a timely basis.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. If we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to timely complete development programs or deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In particular, governmental measures responsive to the global COVID-19 pandemic have disrupted manufacturing and some supply chains, including our supply chain, which has had, and is expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide. Although we have not yet seen significant delays from our suppliers and we keep stock of all our raw materials and other product components with long lead times to assist in the event that our supply chain is disrupted, if the COVID-19 outbreak continues and results in a prolonged period of commercial and/or governmental restrictions, this may impact our ability to obtain certain raw materials and certain components used in the manufacture of our products and in our development programs.

Our earnings and profit margins may decrease based on the mix of our contracts and programs and other factors related to our contracts.

In general, we perform our production work under fixed-price contracts and our repair and customer-funded research and development work under cost-plus-fee contracts. Under fixed-price contracts, we perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts involve higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed-price contracts, we expect that our operating margin will decline. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.

We use estimates in accounting for many of our programs and changes in our estimates could adversely affect our future financial results.

Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 73% of our revenue for the fiscal year ended April 30, 2020. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations. Subject to a determination of the appropriateness of any recall, we remain responsible for the non-

warranty costs from the recall of completed products we manufactured, sold or serviced prior to closing of the sale of substantially all of the assets and related liabilities of our EES Business to Webasto, pursuant to an Asset Purchase Agreement (the “Purchase Agreement”). In particular, on August 24, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration (“NHTSA”) that named us as a brand of the affected equipment. To the extent we are obligated under the terms of the Purchase Agreement with Webasto or as a result of the lawsuit filed by Webasto against us seeking costs related to the recall or pursuant to applicable law for all or any portion of the costs incurred in connection with such recall, or any other such recall, our results of operations may be negatively affected.

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

We are subject to various legal proceedings and claims, including a lawsuit filed by Webasto alleging several claims against us arising out of or related to our sale of our EES Business to Webasto in June 2018 and the NHTSA recall. Additional lawsuits may arise in the future. Occasionally we are also involved in governmental inquiries and investigations and administrative and regulatory proceedings. Our activities relating to defending and responding to any such proceedings may result in substantial legal expenses, may disrupt our sales and marketing or other business activities, including our relationships with our customers, suppliers, employees and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. The results of any such proceedings are unpredictable. We record accruals for liabilities where we believe a loss is probable and reasonably estimable, however, our actual losses may differ significantly from our estimates. An adverse or unfavorable resolution of any proceedings against us could have a material impact on our financial position, cash flows and results of operations.

Our quarterly operating results may vary widely.

Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following:

●	fluctuations in revenue derived from government contracts, including cost-plus-fee contracts and contracts with a performance-based fee structure;

●	the size and timing of orders from military and other governmental agencies, including increased purchase requests from government customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our quarterly operating results;

●	the mix of products that we sell in the period;

●	fluctuations in customer demand for some of our products or services;

●	unanticipated costs incurred in the introduction of new products;

●	fluctuations in the adoption of our products in new markets;

●	our ability to win additional contracts from existing customers or other contracts from new customers;

●	cancellations, delays or contract amendments by our U.S. governmental agency and foreign government customers;

●	changes in policy or budgetary measures that adversely affect our U.S. governmental agency and foreign government customers;

●	the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non-compliance; and

●	our ability to obtain the necessary export licenses for sales of our products and services to international customers.

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

As a U.S. government contractor, we face various security threats, including cyber security attacks on our information technology infrastructure, attempts to gain access to our proprietary, financial, banking or classified information as well as threats to the physical security of our facilities and employees. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent disruptions, the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage the reputation for our products and services. The occurrence of some of these risks may be increased due to the increase in remote working by our employees, suppliers, contractors and other third parties due to the COVID-19 pandemic. Due to the ever developing nature of such risks, the impact of any potential incident cannot be predicted. Previous cyber-attacks directed at us have not materially impacted our business or financial results, but the impact of future incidents cannot be predicted due to the evolving nature and complexity of cyber-attacks. If we or our partners are subject to data security breaches, we may have a loss in sales or increased costs arising from the restoration or implementation of additional security measures, either of which could materially and adversely affect our business and financial results. Additionally, expenses resulting from cyber security attacks and other security risks may not be fully insured or otherwise mitigated, which could harm our financial results.

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

We operate in emerging and rapidly evolving markets, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, then we may need additional financing to pursue our business strategies, including to:

●	hire additional engineers and other personnel;

●	develop new or enhance existing products;

●	enhance our operating infrastructure;

●	fund working capital requirements;

●	acquire complementary businesses or technologies; or

●	otherwise respond to competitive pressures.

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

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our Board of Directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of April 30, 2020. We currently invest the majority of our cash in U.S. government securities, U.S. government agency securities, municipal bonds and high-grade corporate bonds, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. In the future, should we determine that there is a decline in value of any of our portfolio securities which is not temporary in nature, this would result in a loss being recognized in our consolidated statements of income.

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

In June 2019, we consummated the acquisition of Pulse Aerospace, LLC, a Kansas based developer of VTOL UAS. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions, including the acquisition of Pulse Aerospace, involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers, if any, of the target company;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience;

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products or its regulatory compliance; and

●	inability to generate sufficient revenue to offset acquisition costs.

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

In connection with our business, we receive, collect, process and retain certain sensitive and confidential customer information. As a result, we are subject to increasingly rigorous federal, state and international laws regarding privacy and data protection. Personal privacy, data protection and information security are significant issues in the United States and the other jurisdictions where we offer our products and services. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Our handling of data is subject to a variety of laws and regulations, including regulation by various government agencies, including the United States Federal Trade Commission (“FTC”) and various state, local and foreign bodies and agencies. We also execute confidentiality agreements with various parties under which we are required to protect their confidential information.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the recently adopted General Data Protection Regulation (“GDPR”), which imposes more stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

Compliance with the SEC’s conflict minerals regulations may increase our costs and adversely impact the supply-chain for our UAS products.

In August 2012, the SEC adopted disclosure rules regarding a company’s use of conflict minerals in its products with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements have imposed additional costs on us and on our suppliers, including costs related to determining the source of conflict minerals used in our products, which may adversely affect our results of operations. We are dependent on information supplied by our first tier suppliers in conducting due diligence into the origins of conflict minerals in our products and in complying with our SEC reporting obligations. To the extent that information we receive from our suppliers is inaccurate or inadequate, we may not be able to determine whether our products are conflict mineral-free. We may face challenges in satisfying our customers who may require that our products be certified as conflict mineral-free, which could place us at a competitive disadvantage and could harm our business. These regulations could also have the effect of limiting the pool of suppliers from which we source items containing conflict minerals, and we may be unable to obtain conflict-free minerals at competitive prices, if at all, which could increase our costs and adversely affect our results of operations.

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

We face various risks related to the COVID-19 novel coronavirus pandemic and similar public health crises which may adversely impact our business.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary operations are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures. Although our operations have mostly continued uninterrupted during the COVID-19 outbreak, adoption of work from home protocols, social distancing measures in the workplace and other responsive actions have required certain changes to our operations. If the current COVID-19 outbreak continues and results in a prolonged period of travel and other similar logistics restrictions, this may reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations.

Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 impacts on our business, financial condition and results of operations and those of our third party partners will depend on future developments as to the geographic presence of COVID-19 and government and healthcare responses to such spread including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, which are presently highly uncertain. We cannot presently predict the scope and severity of any potential business disruptions, but if we or any of the third parties with whom we engage, including suppliers and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including a slowdown in the effectiveness of our workforce due to illness or otherwise, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The COVID-19 outbreak could also cause delays or limits in the ability of our customers to make timely payments and contract awards to us. Additionally, our government customers may have more limited resources available to purchase our products due to deteriorating economic conditions or due to the diversion of resources to other budget priorities, including efforts to address the COVID-19 pandemic. The future progression of the COVID-19 outbreak and its resulting effects on our business, financial condition and results of operations are uncertain and are continuing to be assessed.

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

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following:

●	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;

●	the Truth in Negotiations Act, which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;

●	the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively;

●	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;

●	the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which UAS depend for operation and data transmission in the United States;

●	the Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS operation in the United States;

●	the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services and restrict from which countries we may purchase materials and services used in the production of certain of our products; and

●	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” and the exportation of certain products and technical data.

Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees and facilities to obtain government security clearances. Our failure to comply with applicable regulations, rules and approvals; changes in the government’s interpretation of such regulations, rules and approvals as have been and are applied to our contracts, proposals or business or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, a decrease in profitability, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audit of our 2010 incurred cost claim was settled in April 2016 without payment of any consideration. Our incurred cost claims for fiscal years 2011 through 2014 were accepted as submitted during the fiscal year ended April 30, 2017. Our 2016 and 2017 rates claims were accepted without audit during the fiscal year ended April 30, 2019 without payment of any consideration. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount not significant. At April 30, 2020 we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts.

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

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. In December 2015, DCMA concluded that our purchasing system was not approved. In an April 2016 follow-up review the DCMA approved our purchasing system. The purchasing systems was reviewed and approved again in January 2019. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice (“DOJ”), or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

Some of our contracts allow the U.S. government to use, royalty-free, or have others use, inventions developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data without constraining the recipient on how that data is used. The ability of third parties to use patents and technical data for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the technical data without constraint creates the possibility that third parties may be able to use this data to compete with us, which could have a material adverse effect on our business, results of operations or financial condition.

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

U.S. government contracts are frequently awarded only after formal, protracted competitive bidding processes and, in many cases, unsuccessful bidders for U.S. government contracts are provided the opportunity to protest contract awards through various agency, administrative and judicial channels. We derive significant revenue from U.S. government contracts that were awarded through a competitive bidding process. Much of the UAS business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the following:

●	the need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties and cost overruns;

●	the substantial cost and managerial time and effort that must be spent to prepare bids and proposals for contracts that may not be awarded to us;

●	the need to estimate accurately the resources and cost structure that will be required to service any contract we are awarded; and

●	the expense and delay that may arise if our competitors protest or challenge contract awards made to us pursuant to competitive bidding, and the risk that any such protest or challenge could result in the delay of our contract performance, the distraction of management, the resubmission of bids on modified specifications, or in termination, reduction or modification of the awarded contract.

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

We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Defending against, or otherwise addressing, any such claims, whether they are with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to: obtain from the third party asserting the claim a license on commercially reasonable terms, if at all; develop alternative technology on a timely basis, if at all; or obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. An adverse determination also could prevent us from offering our products to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.

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

The market prices for securities of emerging technology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including the following:

●	U.S. government spending levels, both generally and by our particular customers;

●	the volume of operational activity by the U.S. military;

●	delays in the payment of our invoices by government payment offices, resulting in potentially reduced earnings during a particular fiscal quarter;

●	announcements of new products or technologies, commercial relationships or other events relating to us or our industry or our competitors;

●	failure of any of our key products to gain market acceptance;

●	variations in our quarterly operating results;

●	perceptions of the prospects for the markets in which we compete;

●	changes in general economic conditions;

●	changes in securities analysts’ estimates of our financial performance;

●	regulatory developments in the United States and foreign countries;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	news about the markets in which we compete or regarding our competitors;

●	terrorist acts or military action related to international conflicts, wars or otherwise;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; and

●	additions or departures of key personnel.

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

As of June 17, 2020, our directors, executive officers and their affiliates collectively beneficially owned 2,315,570 shares, or approximately 10%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Our certificate of incorporation and bylaws contain certain provisions that reduce the probability of a change of control or acquisition of our company, even if such a transaction would be beneficial to our stockholders. These provisions include, but are not limited to:

●	the ability of our board of directors to issue preferred stock in one or more series of with such rights, obligations and preferences as the board may determine, without further vote or action by our stockholders;

●	advanced notice procedures for stockholders to nominate candidates for election to the board of directors and for stockholders to submit proposals for consideration at a meeting of stockholders;

●	the absence of cumulative voting rights for our stockholders;

●	the classification of our board of directors, which effectively prevents stockholders from electing a majority of the directors at any one annual meeting of stockholders;

●	the limitation that directors may be removed only for cause by the affirmative vote of the holders of 66 2/3% of the total voting power of all of our outstanding securities entitled to vote in the election of directors, voting together as a single class; and

●	restrictions on the ability of our stockholders to call a special meeting of stockholders.

We are also subject to Section 203 of the Delaware General Corporation Law which, subject to certain exceptions, prohibits “business combinations” between a publicly-held Delaware corporation and an “interested stockholder,” which is generally defined as a stockholder who becomes a beneficial owner of 15% or more of a Delaware corporation’s voting stock for a three-year period following the date that such stockholder became an interested stockholder. This statute, as well as the provisions in our organizational documents, could have the effect of delaying, deterring or preventing certain potential acquisitions or a change in control of us.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Our corporate headquarters are located in Simi Valley, California where we lease approximately 85,000 square feet under an agreement expiring in May 2025. We also lease a total of 194,000 square feet of space in Simi Valley, California, which lease expires in 2022, and approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2023, used to design, engineer, test and manufacture UAS. We also lease other facilities in Alabama, Kansas, Massachusetts and Virginia that are used for administration, research and development, logistics, testing and manufacturing. We believe that our facilities are in good condition and are adequate and suitable to meet our needs for the foreseeable future.

Item 3. Legal Proceedings.

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit has begun and is ongoing and, as of June 17, 2020, a trial has been set for July 14, 2021. At present, the parties remain in the written phase of discovery. Due to nationwide court closures and restrictions resulting from the global COVID-19 pandemic, however, we expect to seek and obtain a trial continuance to account for pandemic-related delays, and therefore anticipate a new trial date in 2022. We continue to mount a vigorous defense.

On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. In December 2019, Benchmark dismissed, without prejudice, all claims against us in the demand for arbitration. The recall remains a significant part of our pending litigation with Webasto.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 17, 2020, the closing sales price of our common stock as reported on the NASDAQ Global Select Market where it trades under the symbol AVAV was $69.42 per share. As of June 17, 2020, there were 68 holders of record of our common stock.

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

CUMULATIVE TOTAL RETURN
$300
$250
$200
$150
$100
$50
$-
APR-15
APR-16
APR-17
APR-18
APR-19
APR-20
AeroVironment Stock
Russell 2000 Index
SPADE Defense Index

The following table shows the value of $100 invested on April 30, 2015 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2015	2016	2017	2018	2019	2020
AeroVironment, Inc. Stock	100	113	112	213	268	235
Russell 2000 Index	100	93	115	128	130	107
SPADE Defense Index	100	100	124	156	172	150

The stock price performance shown on the graph above is not necessarily indicative of future price performance. Factual material was obtained from sources believed to be reliable, but we are not responsible for any errors or omissions contained therein. No portions of this graph shall be deemed incorporated by reference into any filing under the Securities Act or the Exchange Act through any general statement incorporating by reference in its entirety the report in which this graph appears, except to the extent that we specifically incorporate this graph or a portion of it by reference. In addition, this graph shall not be deemed filed under either the Securities Act or the Exchange Act.

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. We did not repurchase any shares during the fiscal year ended April 30, 2020. As of April 30, 2020, approximately $21.2 million remained authorized for future repurchases under this program.

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

Data” of this Annual Report in order to understand fully factors that may affect the comparability of the financial data presented below.

	Year Ended April 30,
	2020	2019(1)	2018(1)	2017(1)	2016(1)(2)
	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$367,296	$314,274	$268,424	$233,105	$233,738
Net income from continuing operations attributable to AeroVironment, Inc.	$41,339	$41,912	$21,750	$17,701	$15,393
Earnings per common share from continuing operations attributable to AeroVironment, Inc.:
Basic	$1.74	$1.77	$0.93	$0.77	$0.67
Diluted	$1.72	$1.74	$0.91	$0.76	$0.67
Weighted average common shares outstanding (basic):	23,806	23,663	23,471	23,059	22,936
Weighted average common shares outstanding (diluted):	24,088	24,072	23,814	23,308	23,153
Balance Sheet Data
Total assets	$584,954	$508,844	$473,418	$433,831	$410,393
Capital lease obligations, current portion	$—	$—	$161	$288	$390
Capital lease obligations, net of current portion	$—	$—	$—	$161	$449
Other long-term obligations	$8,100	$1,403	$2,274	$2,083	$2,339

(1)	Amounts prior to 2020 do not reflect impact of our prospective adoption of ASU No. 2016-02, Leases (Topic 842)
(2)	Amounts prior to 2017 do not reflect impact of the adoption of ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “Forward-Looking Statements” on page 2 and “Risk Factors” beginning on page 19, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

Overview

We design, develop, produce, and support a technologically-advanced portfolio of products and services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments, and tactical missile systems and related services to organizations within the U.S. government. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions have significant growth potential. Additionally, we believe that some of the innovative potential products and services in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success we have achieved with our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. We develop these highly innovative solutions by working very closely with our key customers and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through nearly 50 years of innovation, include robotics and robotics systems autonomy; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power wireless digital communications; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming, unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere environments.

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

Due to the COVID-19 pandemic, there are currently limitations on international travel which may limit our ability to obtain international orders and perform training and other services for our customers. If these travel limitations continue for an extended period of time, we may experience delays in obtaining additional international orders.

Revenue

We generate our revenue primarily from the sale, support and operation of our small UAS and tactical missile systems. Support for our small UAS and tactical missile systems customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. We refer to these support activities, in conjunction with customer-funded research and development (“R&D”), as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government and allied foreign governments.

Cost of Sales

Cost of sales consists of direct costs and allocated indirect costs. Direct costs include labor, materials, travel, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits, amortization of intangibles and other costs that are not directly charged to a specific contract.

Gross Margin

Gross margin is equal to revenue minus cost of sales. We use gross margin as a financial metric to help us understand trends in our direct costs and allocated indirect costs when compared to the revenue we generate.

Selling, General and Administrative

Our selling, general and administrative expenses (“SG&A”), include salaries and other expenses related to selling, marketing and proposal activities, and other administrative costs. Some SG&A expenses relate to marketing and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for and applications of capabilities created in our R&D activities. SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Research and Development Expense

R&D is an integral part of our business model. We normally conduct significant internally funded R&D. Our R&D activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions.

Other Income and Expenses

Other income and expenses includes a one-time gain from a litigation settlement, income from transition services performed on behalf of the buyer of the discontinued EES Business, interest income, interest expense, and amortization of capital lease payments.

Income Tax Expense

Our effective tax rates are lower than the statutory rates primarily due to R&D tax credits and the foreign derived intangible income tax deduction (“FDII”). Our effective tax rate for the fiscal year ended April 30, 2018 was also impacted by the Tax Cut and Jobs Act of 2017.

Equity Method Investment Loss, Net of Tax

Equity method investment loss, net of tax, includes equity method gain or loss related to the HAPSMobile Inc. joint venture we formed in December 2017 with SoftBank Corp and our investment in a limited partnership fund for which we have concluded we have influence for holding more than a minor interest.

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

Critical Accounting Policies and Estimates

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventory reserves for excess and obsolescence, intangible assets acquired in a business combination, goodwill, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

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

The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. These contracts may be fixed price, cost-reimbursable, or time and materials. We account for all revenue contracts in accordance with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”). A performance obligation is a promise in a contract to transfer distinct goods or services to a customer, and it is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when each performance obligation under the terms of a contract is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using observable standalone selling prices for similar products and services. When the standalone selling price is not directly observable, we use our best estimate of the standalone selling price of each distinct good or service in the contract using the cost plus reasonable margin approach.

Our performance obligations are satisfied over time or at a point in time. Revenue for tactical missile systems product deliveries and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in the estimated costs to complete for contracts using the over time method are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2020, 2019 and 2018, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2020, 2019 and 2018, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018

Gross favorable adjustments	$2,181	$1,190	$1,643
Gross unfavorable adjustments	(2,019)	(1,308)	(2,310)
Net adjustments	$162	$(118)	$(667)

For the year ended April 30, 2020, favorable cumulative catch-up adjustments of $2.2 million were primarily due to final cost adjustments on 13 contracts. During the year ended April 30, 2020, we revised our estimates of the total expected costs to complete a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.1 million. For the same period, unfavorable cumulative catch-up adjustments of $2.0 million were primarily related to higher than expected costs on seven contracts. During the year ended April 30, 2020, we revised our estimates of the total expected costs to complete a tactical missile systems contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.4 million.

For the year ended April 30, 2019, favorable cumulative catch up adjustments of $1.2 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $1.3 million were primarily related to higher than expected costs on 14 contracts, which individually were not material.

For the year ended April 30, 2018, favorable cumulative catch up adjustments of $1.6 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $2.3 million were primarily related to higher than expected costs on six contracts. During the year ended April 30, 2018, we revised our estimates of the total expected costs to complete a tactical missile systems variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.3 million.

Inventories Reserves for Excess and Obsolescence

Our policy for valuation of inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated net realizable value based on assumptions about future demand and market conditions and record to cost of sales. We may be required to record additional inventory write-downs if actual market conditions are less favorable than those projected by our management.

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

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We test goodwill for impairment annually during the fourth quarter of the Company’s fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

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

	Fiscal Year Ended April 30,
	2020		2019		2018
Revenue	$367,296	100%	$314,274	100%	$268,424	100%
Cost of sales	214,194	58%	185,871	59%	160,739	60%
Gross margin	153,102	42%	128,403	41%	107,685	40%
Selling, general and administrative	59,490	16%	60,343	19%	50,826	19%
Research and development	46,477	13%	34,234	11%	26,433	10%
Income from continuing operations	47,135	13%	33,826	11%	30,426	11%
Interest income, net	4,828	1%	4,672	1%	2,240	1%
Other income (expense), net	707	—%	11,980	4%	(49)	—%
Income from continuing operations before income taxes	52,670	14%	50,478	16%	32,617	12%
Income tax expense	5,848	2%	4,641	1%	9,800	4%
Equity method investment loss, net of tax	(5,487)	(1)%	(3,944)	(1)%	(1,283)	—%
Net income from continuing operations	41,335	11%	41,893	13%	21,534	8%
(Loss) gain on sale of business, net of tax	(265)	—%	8,490	3%	—	—%
Loss from discontinued operations, net of tax	—	—%	(2,964)	(1)%	(3,887)	(1)%
Net income	41,070	11%	47,419	15%	17,647	7%
Net loss attributable to noncontrolling interest	4	—%	19	—%	216	—%
Net income attributable to AeroVironment, Inc.	$41,074	11%	$47,438	15%	$17,863	7%

Fiscal Year Ended April 30, 2020 Compared to Fiscal Year Ended April 30, 2019

Revenue. Revenue for the fiscal year ended April 30, 2020 was $367.3 million, as compared to $314.3 million for the fiscal year ended April 30, 2019, representing an increase of $53.0 million, or 17%. The increase in revenue was due to an increase in product revenue of $44.7 million and an increase in service revenue of $8.3 million. The increase in product revenue was primarily due to an increase in product deliveries of small UAS to customers within the U.S. government and an increase in tactical missile systems revenue from customers within the U.S. government, partially offset by a slight decrease in product deliveries of small UAS to international customers. The increase in product deliveries of small UAS included product deliveries of our VAPOR helicopter unmanned aircraft system associated with our acquisition of Pulse Aerospace in June 2019. The increase in service revenue was primarily due to an increase in customer-funded R&D work primarily associated with our design and development agreement with HAPSMobile, development efforts for customers within the U.S. government, an increase in other engineering services, and an increase in sustainment activities in support of tactical missile system product deliveries, partially offset by a decrease in customer-funded R&D work associated with tactical missile systems and tactical missile system variants.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2020 was $214.2 million, as compared to $185.9 million for the fiscal year ended April 30, 2019, representing an increase of $28.3 million, or 15%. The increase in cost of sales was a result of an increase in product cost of sales of $25.6 million and an increase in service costs of sales of $2.7 million. The increase in product costs was primarily due to the increase in product deliveries and an increase of $2.5 million in intangible asset amortization expense associated with our acquisition of Pulse Aerospace in June 2019. The increase in service costs of sales was primarily due to the increase in service revenue, partially offset by a favorable service mix. As a percentage of revenue, cost of sales decreased from 59% to 58%, primarily due to an increase in the proportion of product sales to total revenue and a favorable service mix, partially offset by acquired intangible asset amortization expense.

Gross Margin. Gross margin for the fiscal year ended April 30, 2020 was $153.1 million, as compared to $128.4 million for the fiscal year ended April 30, 2019, representing an increase of $24.7 million, or 19%. The increase in gross margin was primarily due to an increase in product margins of $19.0 million and an increase in service margins of $5.7 million. The increase in product margins was primarily due to the increase in product deliveries, partially offset by an increase of $2.5 million in intangible asset amortization expense associated with our acquisition of Pulse Aerospace in June 2019. The increase in services margins was primarily due to the increase in services revenue and a favorable service mix. As a percentage of revenue, gross margin increased from 41% to 42%, primarily due to an increase in the proportion of product sales to total revenue and a favorable service mix, partially offset by acquired intangible asset amortization expense. As a percentage of revenue, product gross margin for fiscal 2020 decreased by nearly 70 basis points to 46%. We anticipate product margin in fiscal year 2021 to continue to decline primarily due to an unfavorable product mix.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2020 was $59.5 million, or 16% of revenue, compared to SG&A expense of $60.3 million, or 19% of revenue, for the fiscal year ended April 30, 2019. The decrease in SG&A expense was primarily due to a $4.4 million impairment charge related to the long-lived assets of our commercial Quantix product during the fiscal year ended April 30, 2019, a decrease in corporate development expenses primarily related to the sale of our EES Business and a decrease in costs incurred related to the transition services agreement with Webasto, partially offset by an increase in employee-related expenses and an increase in commission expenses associated with an increase in the number of international small UAS contracts under which we utilized sales agents.

Research and Development. R&D expense for the fiscal year ended April 30, 2020 was $46.5 million, or 13% of revenue, compared to R&D expense of $34.2 million, or 11% of revenue, for the fiscal year ended April 30, 2019. R&D expense increased primarily due to increased development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the fiscal year ended April 30, 2020 was $4.8 million, compared to $4.7 million for the fiscal year ended April 30, 2019. The increase in interest income was primarily due to an increase in the average interest rates earned on our investments portfolio, partially offset by a decrease in our investments balances. Due to the significant decline in market interest rates combined with a shift in our investment composition towards U.S. government and U.S. government agency securities during the fourth quarter of fiscal year 2020, we anticipate interest income earned on our investments portfolio to decrease in future periods.

Other Income (Expense), net. Other income, net for the fiscal year ended April 30, 2020 was $0.7 million, as compared to other income, net of $12.0 million for the fiscal year ended April 30, 2019. The decrease in other income, net was primarily due to a one-time litigation settlement during the fiscal year ended April 30, 2019 and a decrease in income earned under a transition services agreement with Webasto, the buyer of our former EES Business.

Income Taxes. Our effective income tax rate was 11.1% for the fiscal year ended April 30, 2020, as compared to 9.2% for the fiscal year ended April 30, 2019. The increase in our effective tax rate was primarily due to decrease in excess tax benefits from the vesting of employee equity awards and a lower proportion of R&D expense which qualifies for R&D tax credits.

Equity method investment loss, net of tax. Equity method investment loss, net of tax for the fiscal year ended April 30, 2020 was $5.5 million, as compared to equity method investment loss, net of $3.9 million for the fiscal year ended April 30, 2019. The increase was primarily due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

(Loss) gain on sale of business, net of tax. Loss on sale of business, net of tax for the fiscal year ended April 30, 2020 was $0.3 million, as compared to gain on sale of business, net of tax of $8.5 million for the fiscal year ended April 30, 2019. The gain on sale of business, net of tax for the prior year period resulted from the sale of our former EES Business during the fiscal year ended April 30, 2019. We recorded an adjustment related to a settled working capital dispute during the fiscal year ended April 30, 2020.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax for the fiscal year ended April 30, 2020 was $0, as compared to $3.0 million for the fiscal year ended April 30, 2019. The loss from discontinued operations, net of tax for the prior year period related to the results of our EES Business prior to the sale.

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

Other Income (Expense), net. Other income, net for the fiscal year ended April 30, 2019 was $12.0 million, as compared to other expense, net of $49,000 for the fiscal year ended April 30, 2018. The increase in other income, net was primarily due to a litigation settlement and income earned under a transition services agreement with Webasto, the buyer of our former EES Business.

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

Gain on sale of business, net of tax. Gain on sale of business, net of tax for the fiscal year ended April 30, 2019 was $8.5 million, as compared to $0 for the fiscal year ended April 30, 2018. The gain on sale of business, net of tax, for the fiscal year ended April 30, 2019 resulted from the sale of our former EES Business.

Loss from discontinued operations, net of tax. Loss from discontinued operations, net of tax for the fiscal year ended April 30, 2019 was $3.0 million, as compared to a loss from discontinued operations, net of tax of $3.9 million for the fiscal year ended April 30, 2018. The loss from discontinued operations, net of tax related to the results of our EES Business.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. During the three months ended April 30, 2020, in consideration of the impact of the COVID-19 pandemic, we made the strategic decision to sell a significant portion of our corporate and municipal held-to-maturity securities and invested the proceeds in cash and cash equivalents and U.S. government and U.S. government agency securities.

During the fiscal year ended April 30, 2020, we made certain commitments outside of the ordinary course of business, none of which were material either alone or in the aggregate, including capital contributions totaling $5.0 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make additional capital contributions of $5.0 million to the fund.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2020	2019	2018
	(In thousands)
Net cash provided by operating activities	$25,097	$26,946	$69,832
Net cash provided by (used in) investing activities	$59,167	$11,546	$(6,397)
Net cash (used in) provided by financing activities	$(1,830)	$(1,184)	$2,020

Cash Provided by Operating Activities. Net cash provided by operating activities for the fiscal year ended April 30, 2020 decreased by $1.8 million to $25.1 million, compared to net cash provided by operating activities of $26.9 million for the fiscal year ended April 30, 2019. This decrease in net cash provided by operating activities was primarily due to a decrease in the cash provided as a result of changes in operating assets and liabilities of $2.5 million largely resulting from decreases in accounts receivable due to year over year timing differences, partially offset by increases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, increases in unbilled retentions and receivables due to year over year timing differences in revenue and related billings, and decreases in accounts payable due to year over year timing differences, partially offset by an increase in non-cash expenses of $1.3 million primarily due to an increase in depreciation and amortization and loss from equity method investments.

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

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $47.6 million to $59.2 million for the fiscal year ended April 30, 2020, compared to net cash provided by investing activities of $11.5 million for the fiscal year ended April 30, 2019. The increase in net cash provided by investing activities was primarily due to higher net redemptions of available-for-sale investments of $92.0 million and held-to-maturity investments of $15.4 million, partially offset by the proceeds received from the sale of the EES Business in the amount of $32.0 million in the first quarter of fiscal 2019, and the cash used to purchase Pulse Aerospace, LLC during fiscal 2020, in the amount of $18.6 million. During the fiscal years ended April 30, 2020 and 2019, we used cash to purchase property and equipment totaling $11.2 million and $8.9 million, respectively.

Net cash provided by investing activities increased by $17.9 million to $11.5 million for the fiscal year ended April 30, 2019, compared to net cash used in investing activities of $6.4 million for the fiscal year ended April 30, 2018. The increase in net cash provided by investing activities was primarily due to the proceeds from the sale of the EES Business of $32.0 million in fiscal 2019, partially offset by higher net purchases of held-to-maturity investments of

$12.2 million. During the fiscal years ended April 30, 2019 and 2018, we used cash to purchase property and equipment totaling $8.9 million and $9.6 million, respectively.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $0.6 million to $1.8 million for the fiscal year ended April 30, 2020, compared to net cash used in financing activities of $1.2 million for the fiscal year ended April 30, 2019. The increase in net cash used by financing activities was primarily due to the payment of contingent consideration of $0.9 million related to the purchase of Pulse Aerospace, LLC.

Net cash used in financing activities increased by $3.2 million to $1.2 million for the fiscal year ended April 30, 2019, compared to net cash provided by financing activities of $2.0 million for the fiscal year ended April 30, 2018. The increase was primarily due to a decrease in the cash provided from the exercise of employee stock options of $2.6 million.

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2020:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years
	(In thousands)
Operating lease obligations	$11,420	$4,222	$6,081	$1,117	$—
Purchase obligations(1)	45,911	45,911	—	—	—
Total	$57,331	$50,133	$6,081	$1,117	$—

(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2020.
(2)	Not included in the table above is an additional capital contribution of $5.0 million committed under the terms of a limited partnership agreement.

Off-Balance Sheet Arrangements

As of April 30, 2020, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

Recently Adopted Accounting Standards

Effective May 1, 2019, we adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), along with several additional clarification ASU’s issued during 2018 (“New Lease Standard”). This New Lease Standard requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. We elected to adopt the New Lease Standard using the modified retrospective transition approach through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such we did not recast comparative consolidated financial statements. We also elected the package of practical expedients which allows us to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, we elected the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months and the practical expedient to not separate lease and non-lease components for property. Adoption of the New Lease Standard resulted in the recording of lease assets and lease liabilities on the consolidated balance sheet with no cumulative impact to retained earnings and did not have a material impact on the consolidated statement of cash flows. Refer to Note 11—Leases for additional information required as part of the adoption of the New Lease Standard.

In July 2018, the FASB issued ASU 2018-09, “Codification Improvements” (“ASU 2018-09”). ASU 2018-09 provides technical corrections, clarifications and other improvements across a variety of accounting topics. Among the clarifications, ASU 2018-09 clarifies that an entity should recognize excess tax benefits in the period in which the amount of the deduction is determined. This includes deductions that are taken on the entity’s return in a different period from when the event that gives rise to the tax deduction occurs and the uncertainty about whether the entity will receive a tax deduction and the amount of the tax deduction is resolved. Certain amendments were applicable immediately while others provide transition guidance and are effective in our first quarter of fiscal year 2020. We adopted ASU 2018-09 on May 1, 2019 using the modified retrospective method. The adoption of ASU 2018-09 resulted in a cumulative adjustment to increase retained earnings by $665,000 at May 1, 2019.

New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU, and several related amendments the FASB has issued to provide additional supplemental guidance on certain aspects of the original pronouncement, is intended to replace the incurred loss impairment methodology under GAAP with a methodology that reflects using a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments, and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 and the interim periods therein, with early adoption permitted. We plan to adopt the guidance effective May 1, 2020 using the modified retrospective approach. We do not believe the guidance will have a material impact on our allowance for doubtful accounts for accounts receivable. We are still evaluating the potential impact on its consolidated financial statements for remaining financial instruments within the scope of this guidance, primarily the debt securities in our investment portfolio.

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

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The adoption method is dependent on the specific amendment included in this update as certain amendments require retrospective adoption, modified retrospective adoption, an option of retrospective or modified retrospective, and prospective adoption. We are evaluating the potential impact of this adoption on its consolidated financial statements.

In January 2020, the FASB issued ASU 2020-01, Clarifying the Interactions between Topic 321, Topic 323, and Topic 815 (Topic 321, Topic 323, and Topic 815). This ASU clarifies accounting certain topics impacted by Topic 321 Investments—Equity Securities. These topics include measuring equity securities using the measurement alternative, how the measurement alternative should be applied to equity method accounting, and certain forward contracts and purchased options which would be accounted for under the equity method of accounting upon settlement or exercise. The guidance is effective for fiscal years beginning after December 15, 2020 and interim periods therein, with early adoption permitted. The amendments should be adopted prospectively. We are evaluating the potential impact of this adoption on its consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AeroVironment, Inc. and subsidiaries (the "Company") as of April 30, 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for the year ended April 30, 2020, and the related notes and schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2020, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 23, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), and all related amendments to Accounting Standard Codification 842, Leases, on May 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the customers. The Company’s performance obligations under these contractual agreements are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services. When the standalone selling price is not directly observable, the Company uses its best estimate of the standalone selling price of each distinct good or service in the contract using the cost-plus reasonable margin approach.  As of April 30, 2020, revenue was $367.3 million, of which 42% relates to contracts recognized over time.

We identified the assumptions related to estimating total costs and profit to be a critical audit matter given the inherent judgement involved in estimating the total costs including labor, materials, subcontractors’ costs, other direct costs and indirect costs. Auditing such estimates of total costs and profit required extensive audit effort and high degree of auditor judgment.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to management’s estimates of total costs and profit for the performance obligations used to recognize revenue for certain performance obligations accounted for over time included the following, among others:

●	We tested the effectiveness of controls for over time revenue, including management’s controls over the estimates of total costs and profit for performance obligations.

●	We tested the amount of over time revenue recorded by developing an expectation for the amount based on historical profit as a percentage of costs incurred and comparing our expectation to the amount recorded by management.

●	We selected a sample of contracts with customers and performed the following:

o	Compared the transaction price to the consideration expected to be received based on current rights and obligations under the contracts and any modifications that were agreed upon with the customers.

o	Tested the accuracy and completeness of the costs incurred to date for the performance obligation.

o	Evaluated the estimates of total cost and profit for the performance obligation by:

◾	Observing the work sites and inspecting the progress to completion.

◾	Evaluating management’s ability to achieve the estimates of total costs and profit by performing corroborating inquiries with the Company’s project managers and engineers, and comparing the estimates to management’s work plans, engineering specifications, and supplier contracts.

◾	Comparing management’s estimates for the selected contracts to costs and profits of similar performance obligations, when applicable.

●	We evaluated management’s ability to estimate total costs and profits accurately by comparing actual costs and profits to management’s historical estimates for performance obligations that have been fulfilled.

Business Acquisitions – Refer to Note 19 to the financial statements

Critical Audit Matter Description

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse pursuant to the terms of the Pulse Purchase Agreement for $21.88 million. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, including technology of $14.95 million, in-process R&D of $0.55 million and goodwill of $6.34 million. Management estimated the fair value of the intangible assets using a discounted cash flow analysis, which was based on the Company’s best estimate of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows and the selected discount rate.

We identified the assumptions related to estimating the amount and timing of expected future cash flows and discount rate to be a critical audit matter given the inherent judgment involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures applied to the amount and timing of expected future cash flows and the selection of the discount rates for intangibles included the following, among others:

●	We tested the effectiveness of controls over the valuation of intangibles, including management’s controls over the amount and timing of expected future cash flows and the selection of discount rates.

●	We assessed the reasonableness of management’s forecasts of future cash flows by comparing the projections to historical results, certain peer companies, third-party industry forecasts, and internal communications to management and board of directors.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of the (1) valuation methodology and (2) the discount rates utilized, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

●	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 23, 2020

We have served as the Company’s auditor since fiscal 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AeroVironment, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of AeroVironment, Inc. and subsidiaries (the Company) as of April 30, 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the two years in the period ended April 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at April 30, 2019, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.

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

/s/ Ernst & Young LLP

We served as the Company’s auditor from 1999 to 2019.

Los Angeles, California

June 25, 2019

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$255,142	$172,708
Held-to-maturity short-term investments	—	150,487
Available-for-sale short-term investments	47,507	—
Accounts receivable, net of allowance for doubtful accounts of $1,190 at April 30, 2020 and $1,041 at April 30, 2019	73,660	31,051
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $15,779 at April 30, 2020 and $9,028 at April 30, 2019)	75,837	53,047
Inventories	45,535	54,056
Prepaid expenses and other current assets	6,246	7,418
Income taxes receivable	—	821
Total current assets	503,927	469,588
Held-to-maturity long-term investments	—	9,386
Available-for-sale long-term investments	15,030	—
Property and equipment, net	21,694	16,905
Operating lease right-of-use assets	8,793	—
Deferred income taxes	4,928	6,685
Intangibles, net	13,637	459
Goodwill	6,340	—
Other assets	10,605	5,821
Total assets	$584,954	$508,844
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,859	$15,972
Wages and related accruals	23,972	18,507
Customer advances	7,899	2,962
Current operating lease liabilities	3,380	—
Income taxes payable	1,065	—
Other current liabilities	10,778	7,425
Total current liabilities	66,953	44,866
Deferred rent	—	1,173
Non-current operating lease liabilities	6,833	—
Other non-current liabilities	250	150
Deferred tax liability	—	29
Liability for uncertain tax positions	1,017	51
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2020 and April 30, 2019	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,063,639 shares at April 30, 2020 and 23,946,293 shares at April 30, 2019	2	2
Additional paid-in capital	181,481	176,216
Accumulated other comprehensive income	328	2
Retained earnings	328,090	286,351
Total AeroVironment, Inc. stockholders’ equity	509,901	462,571
Noncontrolling interest	—	4
Total equity	509,901	462,575
Total liabilities and stockholders’ equity	$584,954	$508,844

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2020	2019	2018

Revenue:
Product sales	$256,758	$212,089	$191,712
Contract services (inclusive of related party revenue of $60,864, $55,407 and $29,594 for the years ended April 30, 2020, 2019, and 2018, respectively)	110,538	102,185	76,712
	367,296	314,274	268,424
Cost of sales:
Product sales	139,131	113,489	109,393
Contract services	75,063	72,382	51,346
	214,194	185,871	160,739
Gross margin:
Product sales	117,627	98,600	82,319
Contract services	35,475	29,803	25,366
	153,102	128,403	107,685
Selling, general and administrative	59,490	60,343	50,826
Research and development	46,477	34,234	26,433
Income from continuing operations	47,135	33,826	30,426
Other income:
Interest income, net	4,828	4,672	2,240
Other income (expense), net	707	11,980	(49)
Income from continuing operations before income taxes	52,670	50,478	32,617
Provision for income taxes	5,848	4,641	9,800
Equity method investment loss, net of tax	(5,487)	(3,944)	(1,283)
Net income from continuing operations	41,335	41,893	21,534
Discontinued operations:
(Loss) gain on sale of business, net of tax (benefit) expense of $(76) and $2,444 for the year ended April 30, 2020 and April 30, 2019, respectively	(265)	8,490	—
Loss from discontinued operations, net of tax	—	(2,964)	(3,887)
Net (loss) income from discontinued operations	(265)	5,526	(3,887)
Net income	41,070	47,419	17,647
Net loss attributable to noncontrolling interest	4	19	216
Net income attributable to AeroVironment, Inc.	$41,074	$47,438	$17,863
Net income (loss) per share attributable to AeroVironment, Inc.—Basic
Continuing operations	$1.74	$1.77	$0.93
Discontinued operations	(0.01)	0.23	(0.17)
Net income per share attributable to AeroVironment, Inc.—Basic	$1.73	$2.00	$0.76
Net income (loss) per share attributable to AeroVironment, Inc.—Diluted
Continuing operations	$1.72	$1.74	$0.91
Discontinued operations	(0.01)	0.23	(0.16)
Net income per share attributable to AeroVironment, Inc.—Diluted	$1.71	$1.97	$0.75
Weighted-average shares outstanding:
Basic	23,806,208	23,663,410	23,471,241
Diluted	24,088,167	24,071,713	23,813,772

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2020	2019	2018
Net income	$41,070	$47,419	$17,647
Other comprehensive income:
Change in foreign currency translation adjustments	276	(34)	36
Unrealized gain on investments, net of deferred tax expense of $14, $51 and $25 for the fiscal years ended 2020, 2019 and 2018, respectively	50	57	70
Total comprehensive income	41,396	47,442	17,753
Net loss attributable to noncontrolling interest	4	19	216
Comprehensive income attributable to AeroVironment, Inc.	$41,400	$47,461	$17,969

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2017	23,630,419	2	162,150	221,050	(127)	383,075	239	383,314
Net income (loss)	—	—	—	17,863	—	17,863	(216)	17,647
Unrealized gain on investments	—	—	—	—	70	70	—	70
Foreign currency translation	—	—	—	—	36	36	—	36
Stock options exercised	153,211	—	2,705	—	—	2,705	—	2,705
Restricted stock awards	140,787	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,834)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(8,847)	—	(397)	—	—	(397)	—	(397)
Reclassification from share-based liability compensation to equity	—	—	384	—	—	384	—	384
Stock-based compensation	—	—	5,297	—	—	5,297	—	5,297
Balance at April 30, 2018	23,908,736	2	170,139	238,913	(21)	409,033	23	409,056
Net income (loss)	—	—	—	47,438	—	47,438	(19)	47,419
Unrealized gain on investments	—	—	—	—	57	57	—	57
Foreign currency translation	—	—	—	—	(34)	(34)	—	(34)
Stock options exercised	12,725	—	71	—	—	71	—	71
Restricted stock awards	57,476	—	—	—	—	—	—	—
Restricted stock awards forfeited	(18,023)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(14,621)	—	(1,094)	—	—	(1,094)	—	(1,094)
Stock-based compensation	—	—	7,100	—	—	7,100	—	7,100
Balance at April 30, 2019	23,946,293	2	176,216	286,351	2	462,571	4	462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	41,074	—	41,074	(4)	41,070
Unrealized gain on investments	—	—	—	—	50	50	—	50
Foreign currency translation	—	—	—	—	276	276	—	276
Stock options exercised	16,189	—	100	—	—	100	—	100
Restricted stock awards	131,991	—	—	—	—	—	—	—
Restricted stock awards forfeited	(12,541)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(18,293)	—	(1,062)	—	—	(1,062)	—	(1,062)
Stock based compensation	—	—	6,227	—	—	6,227	—	6,227
Balance at April 30, 2020	24,063,639	$2	$181,481	$328,090	$328	$509,901	$—	$509,901

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2020	2019	2018
Operating activities
Net income	$41,070	$47,419	$17,647
Loss (gain) on sale of business, net of tax	265	(8,490)	—
Loss from discontinued operations, net of tax	—	2,964	3,887
Net income from continuing operations	41,335	41,893	21,534
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	9,888	7,669	5,982
Losses from equity method investments	5,487	3,944	1,283
Realized gain from sale of available-for-sale investments	(180)	—	—
Impairment of long-lived assets	—	4,398	255
Provision for doubtful accounts	388	(39)	977
Impairment of intangible assets and goodwill	—	—	1,021
Other non-cash gain, net	(703)	—	—
Non-cash lease expense	4,574	—	—
Loss (gain) on foreign currency transactions	1	38	(87)
Deferred income taxes	3,419	4,792	2,853
Stock-based compensation	6,227	6,985	4,956
(Gain) loss on sale of property and equipment	(71)	76	20
Amortization of debt securities	(1,423)	(1,506)	1,424
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(42,869)	25,821	11,070
Unbilled receivables and retentions	(22,790)	(36,175)	2,253
Inventories	8,855	(16,631)	1,192
Income tax receivable	821	(821)	—
Prepaid expenses and other assets	831	(2,401)	139
Accounts payable	3,127	(7,054)	5,736
Other liabilities	8,180	(4,043)	9,224
Net cash provided by operating activities of continuing operations	25,097	26,946	69,832
Investing activities
Acquisition of property and equipment	(11,220)	(8,896)	(9,563)
Equity method investments	(14,498)	(7,598)	(3,267)
Business acquisition, net of cash acquired	(18,641)	—	—
Proceeds from sale of business	—	31,994	—
Proceeds from sale of property and equipment	81	—	—
Redemptions of held-to-maturity investments	185,917	260,918	227,663
Purchases of held-to-maturity investments	(176,757)	(267,122)	(221,680)
Redemptions of available-for-sale investments	200,892	2,250	450
Purchases of available-for-sale investments	(106,607)	—	—
Net cash provided by (used in) investing activities from continuing operations	59,167	11,546	(6,397)
Financing activities
Principal payments of capital lease obligations	—	(161)	(288)
Payment of contingent consideration	(868)	—	—
Tax withholding payment related to net settlement of equity awards	(1,062)	(1,094)	(397)
Exercise of stock options	100	71	2,705
Net cash (used in) provided by financing activities from continuing operations	(1,830)	(1,184)	2,020
Discontinued operations
Operating activities of discontinued operations	—	(7,686)	(623)
Investing activities of discontinued operations	—	(431)	(1,219)
Net cash used in discontinued operations	—	(8,117)	(1,842)
Net increase in cash, cash equivalents, and restricted cash	82,434	29,191	63,613
Cash, cash equivalents, and restricted cash at beginning of period	172,708	143,517	79,904
Cash, cash equivalents, and restricted cash at end of period	$255,142	$172,708	$143,517
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$532	$6,780	$1,813
Non-cash activities
Unrealized gain on investments, net of deferred tax expense of $14, $51 and $25 for the fiscal years ended 2020, 2019 and 2018, respectively	$50	$57	$70
Reclassification from share-based liability compensation to equity	$—	$—	$384
Change in foreign currency translation adjustments	$276	$(34)	$36
Acquisitions of property and equipment included in accounts payable	$1,425	$810	$379

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production, marketing, support and operation of unmanned aircraft systems (“UAS”) for various industries and governmental agencies.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: Pulse Aerospace, LLC (“Pulse”) and AeroVironment, Inc. (Afghanistan), as well as the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) (collectively referred to herein as the “Company”).

In February 2018, the Company dissolved AeroVironment GmbH, the results of which were not material to the consolidated financial statements. In February 2019, the Company dissolved AeroVironment International PTE. LTD., the results of which were not material to the consolidated financial statements. In October 2019, the Company dissolved its wholly-owned subsidiary, Skytower, Inc., the results of which were not material to the consolidated financial statements.

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

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse Aerospace, LLC (“Pulse”) pursuant to the terms of a Unit Purchase Agreement (the “Pulse Purchase Agreement”). The assets, liabilities and operating results of Pulse have been included in the Company’s consolidated financial statements. Refer to Note 19—Business Acquisitions for further details.

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

In December of 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in equity method investment loss, net of tax in the consolidated statement of operations. The carrying value of the investment in HAPSMobile was recorded in other assets, long-term. Refer to Note 8 – Equity Method Investments for further details.

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. Refer to Note 8 – Equity Method Investments for further details.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory, available-for-sale securities, acquired intangibles, goodwill, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, warranty liabilities, long-term incentive plan liabilities and estimates of anticipated contract costs and transaction price utilized in the revenue recognition process. Actual results could differ from those estimates.

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

Investments

The Company’s investments are accounted for as held-to-maturity reported at amortized cost and available-for-sale reported at fair value.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated commercial paper, highly rated corporate bonds, and accounts receivable. The Company currently invests the majority of its cash in municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities and highly rated corporate bonds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 61%, 58% and 58% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2020, 2019 and 2018, respectively. These agencies accounted for 62% and 26% of the accounts receivable balances at April 30, 2020 and 2019, respectively. One such agency, the U.S. Army, accounted for 32%, 28% and 19% of the Company’s consolidated revenue for the years ended April 30, 2020, 2019 and 2018, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

Accounts Receivable, Unbilled Receivables and Retentions

Accounts receivable represents primarily U.S. government and allied foreign governments, and to a lesser extent commercial receivables, net of allowances for doubtful accounts. Unbilled receivables represent costs in excess of billings on incomplete contracts and, where applicable, accrued profit related to government long-term contracts on which revenue has been recognized, but for which the customer has not yet been billed. Unbilled receivables are considered contract assets.

Retentions represent amounts withheld by customers until contract completion. At April 30, 2020 and 2019, the retention balances were $717,000 and $1,102,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of probable losses inherent in the accounts receivable balance; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Intangibles Assets — Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. Acquired intangible assets include technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed. The estimated useful life for the Company’s intangible assets are as follows:

Technology	6	years
Licenses	3	years
Customer relationships	3 - 5	years
In-process research and development	3	years
Non-compete agreements	Contractual term

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

Accrued Sales Commissions

As of April 30, 2020 and 2019, the Company accrued sales commissions in other current liabilities of $2,842,000 and $1,301,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2020 and 2019, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $753,000 and $965,000, respectively.

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

On March 27, 2020, the United States enacted the Coronavirus Aid, Relief and Economic Security Act (CARES Act) in an effort to curtail the effect of COVID-19. While the CARES Act provides sweeping tax changes in response to the COVID-19 pandemic, some of the more significant provisions are not expected to impact the Company’s financial statements including the removal of certain limitations on utilization of net operating losses, increasing the loss carryback period for certain losses to five years, and increasing the ability to deduct interest expense. The Company does expect to benefit in the future, however, from the technical correction made to the previously enacted Tax Cuts and Jobs Act in relation to tax depreciation of qualified improvement property.

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

The Company’s performance obligations are satisfied over time, which accounted for 42% of revenue during our fiscal year ended April 30, 2020, or at a point in time, 58%. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for tactical missile systems (“TMS”) product deliveries and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Training services are recognized over time using an output method based on days of training completed.

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

On April 30, 2020, the Company had approximately $208,063,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 96% of the remaining performance obligations as revenue in fiscal 2021, an additional 4% in fiscal 2022, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the years ended April

30, 2020, 2019 or 2018. During the year ended April 30, 2020, the Company revised its estimates of the total expected costs to complete a TMS contract and a contract associated with a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,403,000 and an increase of approximately $1,099,000, respectively. No adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended April 30, 2019. During the year ended April 30, 2018, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,255,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,
Revenue by major product line/program	2020	2019	2018
Small UAS	$225,888	$183,157	$167,534
TMS	63,781	65,087	63,406
HAPS	60,864	55,407	29,593
Other	16,763	10,623	7,891
Total revenue	$367,296	$314,274	$268,424

	Year Ended April 30,
Revenue by contract type	2020	2019	2018
FFP	$269,917	$224,090	$212,976
CPFF	94,176	89,485	55,203
T&M	3,203	699	245
Total revenue	$367,296	$314,274	$268,424

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

	Year Ended April 30,
Revenue by customer category	2020	2019	2018
U.S. government:	$225,341	$182,586	$156,996
Non-U.S. government	141,955	131,688	111,428
Total revenue	$367,296	$314,274	$268,424

	Year Ended April 30,
Revenue by geographic location	2020	2019	2018
Domestic	$201,046	$151,124	$142,158
International	166,250	163,150	126,266
Total revenue	$367,296	$314,274	$268,424

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2020 or 2019 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2020, 2019, and 2018 that was included in contract liability balances at the beginning of each year were $1,670,000, $1,587,000 and $977,000, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2020, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $80,934,000, $76,407,000 and $52,489,000 for the years ended April 30, 2020, 2019 and 2018, respectively. The related cost of sales for customer-funded research and development totaled approximately $56,440,000, $54,824,000 and $36,855,000 for the years ended April 30, 2020, 2019 and 2018, respectively.

In January 2017, the Company executed a cost sharing Other Transaction Agreement type contract funded by the US Federal Government to perform certain system design, development and functional testing activities specific to a new prototype UAS on a best-efforts basis. Costs of $21,933,000 will be reimbursed to the Company as the activities are performed, while the Company is responsible for funding a minimum of $11,225,000. The term of the agreement is through December 2020. The Company has determined that the contract meets the criteria of ASC 912-730-05 Contractors – Federal Government and, therefore, all reimbursements are recorded as an offset to research and development expense in the consolidated statements of income. Reimbursements under the contract were $8,102,000, $5,936,000 and $4,188,000 for the fiscal years ended April 30, 2020, 2019 and 2018, respectively.

Lease Accounting

The Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases (Topic 842), along with several additional clarification ASU’s issued during 2018 (“New Lease Standard”) effective May 1, 2019. The New Lease Standard requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. At contract inception the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

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

Prior to adoption of the New Lease Standard, the Company accounted for its leases and subsequent amendments as operating leases or capital leases for financial reporting purposes. Certain operating leases contained rent escalation clauses, which were recorded on a straight-line basis over the initial term of the lease with the difference between the rent paid and the straight-line rent recorded as a deferred rent liability. Lease incentives received from landlords were recorded as deferred rent liabilities and are amortized on a straight-line basis over the lease term as a reduction to rent expense. Deferred rent liabilities were approximately $1,173,000 and $1,536,000 as of April 30, 2019 and 2018, respectively.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $934,000, $897,000 and $526,000 for the years ended April 30, 2020, 2019 and 2018, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2020, 2019 and 2018, foreign currency transaction gains and losses that are included in other income (expense) in the accompanying statements of income were $(1,000), $(38,000), and $87,000, respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2020	2019	2018

Continuing operations attributable to AeroVironment, Inc.	$41,339,000	$41,912,000	$21,750,000
Discontinued operations, net of tax	(265,000)	5,526,000	(3,887,000)
Net income attributable to AeroVironment, Inc.	$41,074,000	$47,438,000	$17,863,000
Denominator for basic earnings per share:
Weighted average common shares	23,806,208	23,663,410	23,471,241
Dilutive effect of employee stock options, restricted stock and restricted stock units	281,959	408,303	342,531
Denominator for diluted earnings per share	24,088,167	24,071,713	23,813,772

During the years ended April 30, 2020, 2019 and 2018, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 3,000, 18,000 and 22,000 for the years ended April 30, 2020, 2019 and 2018, respectively.

Recently Adopted Accounting Standards

Effective May 1, 2019, the Company adopted the New Lease Standard. This New Lease Standard requires the lessee to recognize the assets and liabilities for the rights and obligations created by leases. The Company elected to adopt the New Lease Standard using the modified retrospective transition approach through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As such the Company did not recast comparative consolidated financial statements. The Company also elected the package of practical expedients which allows the Company to not reassess existing or expired contracts for existence of a lease, lease classification, or amortization of previously capitalized initial direct leasing cost. Additionally, the Company elected the short-term lease exception to not record right-of-use assets and lease liabilities for leases with a term less than 12 months and the practical expedient to not separate lease and non-lease components for property. Adoption of the New Lease Standard resulted in the recording of lease assets and lease liabilities on the consolidated balance sheet with no cumulative impact to retained earnings and did not have a material impact on the consolidated statement of cash flows. Refer to Note 10—Leases for additional information required as part of the adoption of the New Lease Standard.

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

Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, Measurement of Credit Losses on Financial Instruments (Topic 326). This ASU, and several related amendments the FASB has issued to provide additional supplemental guidance on certain aspects of the original pronouncement, is intended to replace the incurred loss impairment methodology under GAAP with a methodology that reflects using a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments, and requires consideration of a broader range of reasonable and supportable information to determine credit loss estimates. The guidance is effective for fiscal years beginning after December 15, 2019 and the interim periods therein, with early adoption permitted. The Company plans to adopt the guidance effective May 1, 2020 using the modified retrospective approach. The Company does not believe the guidance will have a material impact the Company’s allowance for doubtful accounts for accounts receivable. The Company is still evaluating the potential impact on its consolidated financial statements for remaining financial instruments within the scope of this guidance, primarily the debt securities in the Company’s investment portfolio.

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

In August 2018, the FASB issued ASU 2018-15, Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract (Topic 350-40). This ASU allows for capitalization of implementation costs associated with certain cloud computing arrangements. The guidance is effective for fiscal years beginning after December 15, 2019 and interim periods therein, with early adoption permitted. The Company plans to adopt the guidance effective May 1, 2020 using the prospective approach. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

2.           Discontinued Operations

On June 29, 2018, the Company completed the sale of the EES Business to Webasto. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 and has been recorded in gain on sale of business, net of tax in the consolidated statements of income. During the year ended April 30, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $486,000. During the year ended April 30, 2020, the Company and Webasto engaged an independent accounting firm to resolve a working capital dispute with a maximum exposure of $922,000 pursuant to the terms of the Purchase Agreement. In June 2020, the independent accounting firm determined the final adjustment to the working capital dispute to be $341,000 which has been recorded net of tax as discontinued operations in the consolidated statements of income.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of April 30, 2020. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $551,000 and $2,758,000 and has been recorded in other income, net in the consolidated statements of income for the fiscal years ended April 30, 2020 and 2019, respectively.

The Company determined that the EES Business met the criteria for classification as an asset held for sale as of April 30, 2018 and represents a strategic shift in the Company’s operations. Therefore, the results of operations of the

EES Business are reported as discontinued operations for all periods presented. The table below presents the statements of income data for the EES Business (in thousands).

	Year Ended April 30,
	2020	2019	2018

Net sales	$—	$4,256	$38,411
Cost of sales	—	5,097	33,384
Gross margin	—	(841)	5,027
Selling, general and administrative	—	1,515	7,825
Research and development	—	1,072	3,526
Other income, net	—	1	(27)
Loss from discontinued operations before income taxes	—	(3,427)	(6,351)
Benefit for income taxes	—	(463)	(2,464)
Net loss from discontinued operations	$—	$(2,964)	$(3,887)
(Loss) gain on sale of business, net of tax (benefit) expense of $(76) and $2,444 for the year ended April 30, 2020 and April 30, 2019, respectively	(265)	8,490	—
Net (loss) income from discontinued operations	$(265)	$5,526	$(3,887)

3.           Investments

Investments consist of the following:

	April 30,
	2020	2019
	(In thousands)
Short-term investments:
Held-to-maturity securities:
Municipal securities	$—	$5,332
U.S. government securities	—	63,205
Corporate bonds	—	81,950
Total held-to-maturity investments	—	150,487
Available-for-sale securities:
Municipal securities	5,244	—
U.S. government securities	33,771	—
Corporate bonds	8,492	—
Total available-for-sale investments	47,507	—
Total short-term investments	$47,507	$150,487
Long-term investments:
Held-to-maturity securities:
U.S. government securities	$—	$7,404
Corporate bonds	—	1,982
Total held-to-maturity investments	—	9,386
Available-for-sale securities:
Municipal securities	1,592	—
U.S. government securities	8,996	—
Total available-for-sale investments	10,588	—
Equity method investments
Investment in limited partnership fund	4,442	—
Total equity method investments	4,442	—
Total long-term investments	$15,030	$9,386

Held-To-Maturity Securities

As of April 30, 2019, the balance of held-to-maturity securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and corporate bonds. Interest earned from these investments is recorded in interest income. During the three months ended April 30, 2020, in consideration of the impact of the COVID-19 pandemic, the Company made the strategic decision to sell a significant portion of its corporate and municipal held-to-maturity securities and invested the proceeds in cash and cash equivalents and U.S. government and U.S. government agency securities. As such the investments were transferred from held-to-maturity classification to available-for-sale classification. Prior to the three months ended April 30, 2020, the Company had the intent and ability to hold its investments classified as held-to-maturity to their maturity dates. The net carrying amount and net unrealized gains of held to maturity securities transferred to available-for-sale securities or cash equivalents at the time of transfer are as follows (in thousands):

		Net
	Carrying	Unrealized
	Amount	Gains
Municipal securities	$23,706	$34
U.S. government securities	41,465	38
Corporate bonds	85,679	73
Certificate of deposits	1,017	5
Total held-to-maturity investments	$151,867	$150

The Company held no held-to maturity securities at April 30, 2020. The amortized cost, gross unrealized losses, and estimated fair value of the held-to-maturity securities as of April 30, 2019 are as follows (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$5,332	$2	$(1)	$5,333
U.S. government securities	70,609	78	(52)	70,635
Corporate bonds	83,932	20	(5)	83,947
Total held-to-maturity investments	$159,873	$100	$(58)	$159,915

Available-For-Sale Securities

As of April 30, 2020, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification is recorded in interest income.

The Company held no available-for-sale securities at April 30, 2019. The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments (in thousands):

	April 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$6,807	$29	$—	$6,836
U.S. government securities	42,730	41	(4)	42,767
Corporate bonds	8,495	—	(3)	8,492
Total held-to-maturity investments	$58,032	$70	$(7)	$58,095

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity at

April 30, 2020, are as follows:

	Cost	Fair Value
Due within one year	$47,457	$47,507
Due after one year through five years	10,575	10,588
Total	$58,032	$58,095

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

4.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$58,095	$—	$58,095
Total	$—	$58,095	$—	$58,095

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2019	$—
Business acquisition	1,703
Transfers to Level 3	—
Total (gains) losses (realized or unrealized)
Included in product cost of sales	1,147
Included in selling, general and administrative	(703)
Included in research and development	353
Included in other comprehensive income	—
Settlements	(2,500)
Balance at April 30, 2020	$—
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at April 30, 2020	$—

Pursuant to the Pulse Purchase Agreement, the sellers may have received up to a maximum of $5,000,000 in additional cash consideration (“contingent consideration”), if specific research and development milestones were achieved by December 10, 2021 and the continued employment of specific key employees. The contingent consideration was valued using a probability weighted discounted cash flow model. The analysis considered, among other items, contractual terms of the Pulse Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the milestones required for payment of the contingent consideration will be achieved. See Note 19—Business Acquisitions. During the fiscal year ended April 30, 2020, one of the research and development milestones was achieved, and the requirements for the payout of remaining contingent consideration were concluded to not have been met. As a result, the Company recorded a gain of $832,000, which was recorded in selling, general, and administrative expense in the consolidated statements of income. On February 26, 2020, $2,500,000 of contingent consideration was paid to the sellers for the achieved milestone, and the remaining $2,500,000 will not be paid.

5.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2020	2019
Raw materials	$15,988	$16,792
Work in process	10,340	19,162
Finished goods	29,439	25,926
Inventories, gross	55,767	61,880
Reserve for inventory excess and obsolescence	(10,232)	(7,824)
Inventories, net	$45,535	$54,056

During the fiscal year ended April 30, 2020, the Company recorded inventory reserve charges of approximately $2,600,000 to impair the remaining net book value of the Company’s Quantix commercial UAS solution. For the fiscal years ended April 30, 2020, 2019 and 2018, the Company recorded inventory reserve charges of $5,377,000, $5,054,000 and $2,758,000, respectively.

6.           Intangibles

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2020	2019
Technology	$14,950	$-
Licenses	1,006	1,006
Customer relationships	873	733
In-process research and development	550	-
Non-compete agreements	320	-
Trademarks and tradenames	68	28
Other	3	3
Intangibles, gross	17,770	1,770
Less accumulated amortization	(4,133)	(1,311)
Intangibles, net	$13,637	$459

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. Due to the political situation within Turkey and the increased uncertainty in the relations between the U.S. and Turkey during the fiscal year ended April 30, 2018, the Company significantly lowered its cash flow expectations for its Altoy operations. As a result of the decline in the Company’s cash flow forecast, the Company performed an interim assessment of impairment of Altoy’s long-lived assets, excluding goodwill during the three months ended October 28, 2017. Based on the analysis, the Company determined that the fair value of Altoy had declined below its carrying value, excluding goodwill. As a result, the Company performed an additional analysis to determine the amount of the impairment loss and recorded an impairment loss totaling $899,000 during the three months ended October 28, 2017, which is included in selling, general and administrative expense on the consolidated statements of income. The fair value of the Altoy asset group was determined based on a discounted cash flow model reflective of the revised cash flow estimates.

The weighted average amortization period at April 30, 2020 and 2019 was four years and one year, respectively. Amortization expense for the years ended April 30, 2020, 2019 and 2018 was $2,822,000, $357,000 and $296,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 19 - Business Combinations for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2021	$2,792
2022	2,829
2023	2,688
2024	2,629
2025	2,492
$13,430

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2020	2019
	(In thousands)
Leasehold improvements	$16,387	$12,324
Machinery and equipment	46,519	40,432
Furniture and fixtures	3,031	2,145
Computer equipment and software	33,242	35,056
Construction in process	2,508	2,411
Property and equipment, gross	101,687	92,368
Less accumulated depreciation and amortization	(79,993)	(75,463)
Property and equipment, net	$21,694	$16,905

During the three months ended April 30, 2019, the Company determined that the continued less than forecasted sales of its Quantix commercial UAS solution, which launched during the fourth quarter of fiscal year 2018, was an indicator that the long-lived assets of this asset group may not be recoverable. As a result, the company performed an analysis and concluded that the projected undiscounted cash flows were less than the carrying value of the asset group (Step 1). As a result, the Company performed additional analysis to determine the amount of the impairment loss (Step 2) and recorded an impairment loss totaling $4,398,000 related to the long-lived assets of the commercial UAS Quantix solution, which is included in selling, general and administrative expense on the consolidated statements of income. The fair value of the asset group was determined based on a discounted cash flow model reflective of the Company’s revised cash flow estimates.

Depreciation expense for the years ended April 30, 2020, 2019 and 2018 was $7,066,000, $7,311,000 and $5,676,000, respectively.

8.           Investments in Companies Accounted for Using the Equity Method

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of April 30, 2020, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On

February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. At April 30, 2020, 2019 and 2018, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $4,982,000, $3,944,000 and $1,283,000, respectively, in equity method investment loss, net of tax in the consolidated statements of income. At April 30, 2020 and 2019, the carrying value of the investment in HAPSMobile of $10,455,000 and $5,612,000, respectively, was recorded in other assets, long-term.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $5.0 million to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. At April 30, 2020, the Company recorded its ownership percentage of the net loss of the limited partnership, or $394,000, in equity method investment loss, net of deferred taxes of $111,000 in the consolidated statements of income. At April 30, 2020, the carrying value of the investment in the limited partnership of $4,442,000, was recorded in available-for-sale long-term investments.

Summarized financial information of the equity method investments are as follows:

	April 30,
	2020	2019
	(In thousands)
Current assets	$67,387	$31,746
Noncurrent assets	170,602	—
Current liabilities	72,505	11,757

	Year Ended April 30,
	2020	2019	2018
	(In thousands)
Revenues	$25	$—	$—
Gross loss	(1,331)	—	—
Realized and unrealized losses on investments	(7,028)	—	—
Net loss	(85,818)	(63,107)	(25,666)

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2020	2019
	(In thousands)
Beginning balance	$1,704	$2,090
Warranty expense	2,258	211
Changes in estimates related to pre-existing warranties	(189)	491
Warranty costs settled	(1,758)	(1,088)
Ending balance	$2,015	$1,704

During the fiscal year ended April 30, 2019, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $491,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. During the fiscal year ended April 30, 2020, the Company revised its estimates based on the results of additional engineering studies to $302,000. As April 30, 2020 and 2019, the Company had no remaining warranty reserve related to the estimated costs to repair the impacted UAS and $251,000, respectively. As of April 30, 2020 and 2019, the Company incurred total costs related to this warranty of $288,000 and $240,000, respectively.

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $4,744,000, $3,961,000 and $2,953,000 in contributions to the plan for the years ended April 30, 2020, 2019 and 2018, respectively.

11.          Leases

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

Year Ended
April 30,
2020
Operating lease cost	$4,574
Short term lease cost	500
Variable lease cost	987
Sublease income	(287)
Total lease costs, net	$5,774

Supplemental lease information were as follows:

Year Ended
April 30,
2020
(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,897
Right-of-use assets obtained in exchange for new lease liabilities	$13,022

Weighted average remaining lease term	34 months
Weighted average discount rate	3.7%

Maturities of operating lease liabilities as of April 30, 2020 were as follows (in thousands):

2021	$4,222
2022	3,910
2023	2,171
2024	1,055
2025	62
Thereafter	—
Total lease payments	11,420
Less: imputed interest	(1,207)
Total present value of operating lease liabilities	$10,213

Maturities of operating lease liabilities as of April 30, 2019 were as follows:

2020	$5,298
2021	3,527
2022	2,723
2023	1,554
2024	953
Thereafter	—
Total lease payments	$14,055

Rental expense under operating leases was approximately $4,609,000 and $4,011,000 for the years ended April 30, 2019 and 2018, respectively.

12.          Stock-Based Compensation

For the years ended April 30, 2020, 2019 and 2018, the Company recorded stock-based compensation expense of approximately $6,227,000, $6,985,000 and $4,956,000, respectively.

On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) effective January 21, 2007, for officers, directors, key employees and consultants. On September 29, 2011, the stockholders of the Company approved an amendment and restatement of the 2006 Plan (“Restated 2006 Plan”). Under the Restated 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of the compensation committee, which consists of outside directors. A maximum of 4,884,157 shares of stock may be issued pursuant to awards under the Restated 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 2,000,000. A maximum of $5,000,000 may be paid in cash to any one participant as a performance-based award during any twelve month period. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant.

The Company had an equity incentive plan (“2002 Plan”) for officers, directors and key employees. Under the 2002 Plan, incentive stock options or nonqualified stock options were granted, as determined by the administrator at the time of grant. Stock purchase rights were also granted under the 2002 Plan. Options under the 2002 Plan were granted at their fair market value (as determined by the board of directors). The options became exercisable at various times over a five-year period from the grant date. The 2002 Plan was terminated on the effective date of the 2006 Plan. Awards outstanding under the 2002 Plan remain outstanding and exercisable; no additional awards may be made under the 2002 Plan.

The Company had a 1992 nonqualified stock option plan (“1992 Plan”) for certain officers and key employees. Options under the 1992 Plan were granted at their fair market value (as determined by the board of directors) at the date of grant and became exercisable at various times over a five-year period from the grant date. The 1992 Plan expired in August 2002.

No options were granted during the fiscal years ended April 30, 2020, 2019 and 2018. The fair value of stock options granted previously was estimated at the grant date using the Black-Scholes option pricing model. Assumptions included in the Black-Scholes option pricing model included the expected term of stock options, the expected volatility, the risk free interest rate, and the expected dividend yield. The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company’s historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options. The expected volatility is based on historical volatility for the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option. The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Information related to the stock option plans at April 30, 2020, 2019 and 2018, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2017	446,624	24.93	—	—	43,415	0.59
Options granted	—	—	—	—	—	—
Options exercised	(107,598)	23.80	—	—	(25,113)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2018	339,026	25.29	—	—	18,302	0.59
Options granted	—	—	—	—	—	—
Options exercised	(2,000)	32.19	—	—	(4,000)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2019	337,026	25.25	—	—	14,302	0.59
Options granted	—	—	—	—	—	—
Options exercised	(3,000)	31.15	—	—	(13,189)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2020	334,026	25.19	—	—	1,113	0.59
Options exercisable at April 30, 2020	318,026	$25.12	—	$—	1,113	$0.59

The total intrinsic value of all options exercised during the years ended April 30, 2020, 2019 and 2018 was approximately $833,000, $371,000, and $2,407,000, respectively. The intrinsic value of all options outstanding at April 30, 2020 and 2019 was $11,779,000 and $15,569,000, respectively. The intrinsic value of all exercisable options at April 30, 2020 and 2019 was $11,242,000 and $13,950,000, respectively.

A summary of the status of the Company’s non-vested stock options as of April 30, 2020 and the year then ended is as follows:

		Weighted
		Average
		Grant Date
Non-vested Options	Options	Fair Value
Non-vested at April 30, 2019	39,510	$10.90
Granted	—	—
Expired	—	—
Canceled	—	—
Vested	(23,510)	11.40
Non-vested at April 30, 2020	16,000	$10.16

As of April 30, 2020, there was approximately $7,670,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 2.5 years.

No options were granted during the fiscal years ended April 30, 2020, 2019 and 2018. The total fair value of shares vesting during the years ended April 30, 2020, 2019 and 2018 was $4,900,000, $4,756,000 and $3,328,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2020, 2019 and 2018 were approximately $101,000, $67,000 and $2,576,000, respectively. The tax benefit realized from stock-based compensation was $0 during the years ended April 30, 2020, 2019 and 2018, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2020:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2020	Years	Price	2020	Price
$0.59	-	19.16	55,113	2.93	$17.90	55,113	$17.90
19.17	-	26.24	58,500	2.86	20.54	58,500	20.54
26.25	-	26.99	80,000	5.15	26.70	64,000	26.70
27.00	-	27.99	50,000	3.56	27.27	50,000	27.27
28.00	-	29.26	50,000	1.83	28.72	50,000	28.72
29.27	-	31.27	41,526	3.94	31.13	41,526	31.13
$0.59	-	31.27	335,139	3.50	$25.11	319,139	$25.03

The remaining weighted average contractual life of exercisable options at April 30, 2020 was 3.42 years.

Information related to the Company’s restricted stock awards at April 30, 2020 and for the year then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2019	226,159	$43.35
Stock granted	131,991	52.71
Stock vested	(143,962)	34.03
Stock canceled	(12,541)	47.86
Unvested stock at April 30, 2020	201,647	$55.84

13.          Long-Term Incentive Awards

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and

July 2022, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal year ended April 30, 2020, the Company recorded $649,000 of compensation expense related to the Fiscal 2020 LTIP. At April 30, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,263,000.

During the three months ended July 28, 2018, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the fiscal years ended April 30, 2020 and 2019, the Company recorded $386,000 and $572,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At April 30, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,478,000.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the fiscal years ended April 30, 2020, 2019 and 2018, the Company recorded $193,000, $588,000 and $269,000 of compensation expense related to the Fiscal 2018 LTIP, respectively. During the first quarter of fiscal 2021, the Company expects to issue a total of 27,356 fully-vested shares of common stock to settle the Fiscal 2018 LTIP.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards, which vested in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs, which vested based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. During the three months ended July 27, 2019, the Company issued a total of 14,814 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2017 LTIP. No compensation expense was recorded during fiscal year ended April 30, 2020 for the Fiscal 2017 LTIP.

At April 30, 2020 and 2019, the Company recorded cumulative stock-based compensation expense from these long-term incentive awards of $2,657,000 and $1,889,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

14.          Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018
Domestic	$52,730	$50,644	$32,651
Foreign	(60)	(166)	(34)
Income from continuing operations before income taxes	52,670	50,478	32,617

Equity method investment loss	(5,487)	(3,944)	(1,283)
Total income from continuing operations before income taxes	$47,183	$46,534	$31,334

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense (benefit) is as follows:

	Year Ended April 30,
	2020	2019	2018
U.S. federal statutory income tax rate	21.0%	21.0%	30.4%
State and local income taxes, net of federal benefit	(2.1)	(2.2)	(2.2)
R&D and other tax credits	(6.8)	(8.1)	(7.0)
Valuation allowance	3.4	3.7	4.9
Foreign rate differential	—	—	0.1
Return to provision adjustments	0.1	(0.3)	(0.1)
Permanent items	0.7	0.8	(2.7)
Foreign derived intangible income	(3.9)	(3.7)	—
Excess benefit of equity awards	(1.5)	(3.1)	(4.4)
Tax Act	—	—	10.4
Other	0.2	1.1	0.6
Effective income tax rate	11.1%	9.2%	30.0%

The components of the provision (benefit) for income taxes are as follows (in thousands):

	Year Ended April 30,
	2020	2019	2018
Current:
Federal	$3,005	$1,953	$6,010
State	390	228	900
Foreign	—	—	—
	3,395	2,181	6,910
Deferred:
Federal	2,063	1,945	3,272
State	421	551	(330)
Foreign	(31)	(36)	(52)
	2,453	2,460	2,890
Total income tax expense	$5,848	$4,641	$9,800

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2020	2019
Deferred income tax assets:
Accrued expenses	$3,337	$3,559
Stock based compensation	2,259	1,647
Allowances, reserves, and other	1,784	1,579
Outside basis difference	2,264	1,150
Unrealized loss on securities	9	—
Net operating loss and credit carry-forwards	12,832	13,208
Intangibles basis	605	125
Lease liability	2,282	—
Total deferred income tax assets	25,372	21,268
Deferred income tax liabilities:
Fixed asset basis	(1,218)	(425)
Revenue recognition	(3,112)	(2,909)
Right-of-use asset	(1,965)	—
Total deferred income tax liabilities	(6,295)	(3,334)
Valuation allowance	(14,149)	(11,278)
Net deferred tax assets	$4,928	$6,656

At April 30, 2020 and 2019 the Company recorded a valuation allowance of $14,149,000 and $11,278,000, respectively, against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against the outside basis difference in an equity method investee. The valuation allowance increased by $2,871,000 and $2,710,000 for April 30, 2020 and April 30, 2019, respectively.

At April 30, 2020 the Company had state credit carryforwards of $26,694,000 that do not expire and federal tax credit carryforwards of $2,729,000 that expire in 2040.

At April 30, 2020, the Company had a state and foreign net operating loss carryforward of approximately $10,000 and $660,000, respectively. The state net operating loss carryforwards carry forward indefinitely. $320,000 of the foreign loss carryforwards expire in fiscal 2021.

At April 30, 2020 and 2019, the Company had approximately $14,347,000 and $12,593,000, respectively, of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that $53,600 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2020 and 2019 (in thousands):

	April 30,
	2020	2019
Balance as of May 1	$12,593	$11,170
Increases related to prior year tax positions	62	216
Decreases related to prior year tax positions	—	—
Increases related to current year tax positions	1,971	1,756
Decreases related to lapsing of statute of limitations	(279)	(549)
Balance as of April 30	$14,347	$12,593

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2020 and 2019, the Company had accrued approximately $21,000 and $18,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions. The 2016 to 2018 tax years remain open to examination by the IRS for federal income taxes. The tax years 2009 to 2011 and 2015 to 2018 remain open for major state taxing jurisdictions.

During the fiscal year ended April 30, 2020, the Company recorded a reversal of a $279,000 reserve for uncertain tax positions due to the lapse of prior year statue.

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

15.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total Accumulated
			Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation Adjustments	Loss
Total accumulated other comprehensive loss balance as of April 30, 2019	$—	$2	$2
Changes in foreign currency translation adjustments	—	276	276
Unrealized gains, net of $14 of taxes	50	—	50
Total accumulated other comprehensive loss balance as of April 30, 2020	$50	$278	$328

16.          Changes in Accounting Estimates

During the years ended April 30, 2020, 2019 and 2018, the Company revised its estimates at completion of various contracts recognized using the over time method, which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. During the year ended April 30, 2020, the Company revised its estimates of the total expected costs to complete a TMS contract and a contract associated with a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,403,000 and an increase of approximately $1,099,000, respectively. The changes in estimates resulted in cumulative catch-up adjustments to revenue for the years ended April 30, 2019 were not material. During the year ended April 30, 2018, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,255,000.

17.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $59,000, $55,000 and $48,000 for fiscal years ended April 30, 2020, 2019 and 2018, respectively, for consulting services independent of his board service.

Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum value of $166,108,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $60,864,000, $55,407,000 and $29,594,000 for the fiscal years ended April 30, 2020, 2019 and 2018, respectively. At April 30, 2020 and 2019, the Company had unbilled related party receivables from HAPSMobile of

$15,779,000 and $9,028,000 recorded in unbilled receivables and retentions on the consolidated balance sheet, respectively. As of April 30, 2020, the Company owned approximately a 7% stake. Refer to Note 8 – Equity Method Investments for further details.

18.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. Refer to Note 11—Leases for additional information.

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

At April 30, 2020 and 2019, the Company had outstanding letters of credit totaling $2,716,000 and $7,079,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2017, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2011 through 2014 without payment of any consideration. During the fiscal year ended April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount not significant. At April 30, 2020 and 2019, the Company had no reserve and $93,000 reserved for open incurred cost claim audits, respectively.

19.          Business Acquisitions

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

During the year ended April 30, 2020, one of the research and development milestones was achieved, and the requirements for the payout of remaining contingent consideration were concluded to not have been met. As a result, the Company recorded a gain of $832,000 which was recorded in selling, general, and administrative expense in the consolidated statements of income. On February 26, 2020, $2,500,000 of contingent consideration was paid to the sellers for the achieved milestone.

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

Supplemental Pro Forma Information (unaudited)

Pulse revenue for the year ended April 30, 2020 since acquisition on June 10, 2019 was $6,607,000. Other than the aforementioned revenue and intangible asset amortization expense of $2,461,000 for the year ended April 30, 2020 since the acquisition on June 10, 2019, the Pulse financial results were not significant. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Year Ended
	April 30,	April 30,
	2020	2019
Revenue	$367,523	$316,878
Net income attributable to AeroVironment, Inc.	$41,481	$43,204

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

The Company did not incur significant acquisition-related expenses for the year ended April 30, 2020. These expenses are included in selling, general and administrative, research and development, and product cost of sales on the Company’s consolidated income statement.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2018, nor are they indicative of results of operations that may occur in the future.

20.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 45%, 52% and 47% of revenue for each of the fiscal years ended April 30, 2020, 2019 and 2018, respectively.

21.          Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2020. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company’s fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	July 27, 2019	October 26, 2019	January 25, 2020	April 30, 2020
	(In thousands except per share data)
Year ended April 30, 2020
Revenue	$86,911	$83,271	$61,891	$135,223
Gross margin	$41,272	$35,166	$23,496	$53,168
Net income attributable to AeroVironment, Inc. from continuing operations	$17,110	$7,501	$(1,008)	$17,736
Net income per share attributable to AeroVironment, Inc. from continuing operations—basic(3)	$0.72	$0.32	$(0.04)	$0.74
Net income per share attributable to AeroVironment, Inc. from continuing operations—diluted(3)	$0.71	$0.31	$(0.04)	$0.73

	Three Months Ended
	July 30,		October 29,	January 28,	April 30,
	2018		2018	2019	2019
	(In thousands except per share data)
Year ended April 30, 2019
Revenue	$78,043		$72,979	$75,322	$87,930
Gross margin	$32,589		$28,399	$30,392	$37,023
Net (loss) income attributable to AeroVironment, Inc. from continuing operations	$20,337	(1)	$7,047	$8,431	$6,097	(2)
Net (loss) income per share attributable to AeroVironment, Inc. from continuing operations—basic(3)	$0.86	(1)	$0.30	$0.35	$0.26
Net (loss) income per share attributable to AeroVironment, Inc. from continuing operations—diluted(3)	$0.85	(1)	$0.29	$0.35	$0.26
(1)	Includes a one-time gain from a litigation settlement of $0.26 per basic and diluted share from continuing operations attributable to AeroVironment recorded to “Other income (expense), net” in the consolidated statement of operations.
(2)	Includes an impairment loss of $4.4 million related to the long-lived assets of the Company’s commercial UAS Quantix solution, recorded to selling, general and administrative expense in the consolidated statement of operations.
(3)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share may not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts	Deductions	Period
	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2018	$104	$976	$—	$—	$1,080
2019	$1,080	$198	$—	$(237)	$1,041
2020	$1,041	$219	$—	$(70)	$1,190
Warranty reserve for the year ended April 30:
2018	$1,947	$1,884	$—	$(1,741)	$2,090
2019	$2,090	$702	$—	$(1,088)	$1,704
2020	$1,704	$2,069	$—	$(1,758)	$2,015
Reserve for inventory excess and obsolescence for the year ended April 30:
2018	$2,756	$2,758	$—	$(1,561)	$3,953
2019	$3,953	$5,054	$—	$(1,183)	$7,824
2020	$7,824	$5,377	$—	$(2,969)	$10,232
Reserve for self-insured medical claims for the year ended April 30:
2018	$1,133	$9,100	$—	$(9,230)	$1,003
2019	$1,003	$10,808	$—	$(10,867)	$944
2020	$944	$13,031	$—	$(13,222)	$753

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

●	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2020, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2020 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2020 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc. and subsidiaries

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. and subsidiaries (the “Company”) as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2020, of the Company and our report dated June 23, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Deloitte & Touche LLP

Los Angeles, California

June 23, 2020

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2020, and that information is incorporated by reference herein.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”). The Code of Conduct is posted on our website, http://investor.avinc.com. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (805) 520-8350 or by writing to us at AeroVironment, Inc., Attn: Secretary, 900 Innovators Way, Simi Valley, California 93065. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of our executive officers or directors.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11. Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in the definitive proxy statement for our 2020 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2020 and 2019

●	Consolidated Statements of Income for the Years Ended April 30, 2020, 2019 and 2018

●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2020, 2019 and 2018

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2020, 2019 and 2018

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2020, 2019 and 2018

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
4.2	Description of Registrant’s Securities
10.1#(4)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.5#(3)	Form of Directors’ Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement

Exhibit Number	Exhibit
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.10#(6)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.11#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13#(7)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.14#(17)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.15#(17)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.16#(17)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.17#(17)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
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
10.34

Amendment No. 1 dated November 28, 2016, Amendment No. 2 dated June 7, 2017, Amendment No. 3 dated April 23, 2018, Amendment No. 4 dated April 30, 2019, Amendment No. 5 dated December 2, 2019, and Amendment No. 6 dated May 29, 2020 to Standard Consulting Agreement and corresponding Task Orders by and between AeroVironment, Inc. and Charles R. Holland

10.35†(16)	Joint Venture Agreement by and between AeroVironment, Inc. and SoftBank Corp. dated as of December 1, 2017
10.36†(16)	Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 27, 2017
10.37†(16)	Intellectual Property License Agreement by and among AeroVironment, Inc., SoftBank Corp. and HAPSMobile, Inc. dated as of December 27, 2017
10.38ǂ(17)	Amendment No.1 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 30, 2018
10.39ǂ(17)	Amendment No.2 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of June 25, 2018
10.40ǂ(17)	Amendment No.3 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of August 28, 2018
10.41ǂ(17)	Amendment No.4 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 5, 2018
10.42ǂ(17)	Amendment No.5 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 19, 2019
10.43ǂ(17)	Amendment No.6 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 29, 2019
10.44ǂ(17)	Amendment No.7 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of April 24, 2019
10.45ǂ(18)	Amendment No. 8 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of June 20, 2019
10.46ǂ(19)	Amendment No. 9 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 2, 2019
10.47ǂ	Amendment No. 10 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of February 25, 2020
10.48ǂ	Amendment No. 11 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of April 30, 2020
10.49(17)	Amendment No. 1 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of November 29, 2018
10.50(17)	Amendment No. 2 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of February 8, 2019
10.51(20)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018
10.52(21)	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018
10.53(22)	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
10.54#(23)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.55#(24)	Special Consulting Agreement by and between AeroVironment, Inc. and Kirk Flittie dated as of July 13, 2019
10.56#(25)	Special Consulting Agreement by and between AeroVironment, Inc. and Teresa Covington dated as of October 18, 2019
10.57#(19)	Offer Letter to Kevin McDonnell executed January 13, 2020
10.58	Second Amendment to Lease Agreement dated as of May 13, 2020, by and between the Company and Hillside III LLC
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm

23.2	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).

(4)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(6)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(7)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

(8)	Incorporated by reference herein to the exhibits on the Company’s Annual Report on Form 10-K filed June 29, 2007 (File No. 001-33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).

(11)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 9, 2015 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed on June 21, 2011 (File No. 001-33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 27, 2013 (File No. 001-33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10 Q filed December 7, 2016 (File No. 001 33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

(16)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(17)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed on June 26, 2019 (File No. 001-33261).

(18)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 5, 2019 (File No. 001-33261).
(19)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2020 (File No. 001-33261).

(20)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

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

(21)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

(22)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001-33261).

(23)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(24)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed on July 27, 2019 (File No. 001-33261).

(25)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K/A filed October 22, 2019 (File No. 001-33261).

†	Confidential treatment has been granted for portions of this exhibit.

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

AEROVIRONMENT, INC.

Date: June 23, 2020		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Wahid Nawabi and Kevin P. McDonnell, each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 23, 2020
Wahid Nawabi	Executive Officer and Director
(Principal Executive Officer)

/s/ Kevin P. McDonnell	Senior Vice President and	June 23, 2020
Kevin P. McDonnell	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Timothy E. Conver	Chairman	June 23, 2020
Timothy E. Conver

/s/ Edward R. Muller	Director	June 23, 2020
Edward R. Muller

/s/ Arnold L. Fishman	Director	June 23, 2020
Arnold L. Fishman

/s/ Stephen F. Page	Director	June 23, 2020
Stephen F. Page

/s/ Charles R. Holland	Director	June 23, 2020
Charles R. Holland

/s/ Catharine Merigold	Director	June 23, 2020
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 23, 2020
Charles Thomas Burbage