Form 10-Q
period 2020-08-01
AeroVironment Inc
filed 2020-09-10
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2020

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

As of September 2, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,104,319.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	August 1,	April 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$246,839	$255,142
Short-term investments	71,334	47,507
Accounts receivable, net of allowance for doubtful accounts of $1,054 at August 1, 2020 and $1,190 at April 30, 2020	43,357	73,660
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $28,143 at August 1, 2020 and $15,779 at April 30, 2020)	73,791	75,837
Inventories	45,530	45,535
Prepaid expenses and other current assets	5,941	6,246
Total current assets	486,792	503,927
Long-term investments	20,338	15,030
Property and equipment, net	22,907	21,694
Operating lease right-of-use assets	13,612	8,793
Deferred income taxes	5,262	4,928
Intangibles, net	12,928	13,637
Goodwill	6,340	6,340
Other assets	9,640	10,605
Total assets	$577,819	$584,954
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$11,740	$19,859
Wages and related accruals	13,025	23,972
Customer advances	5,725	7,899
Current operating lease liabilities	4,478	3,380
Income taxes payable	2,620	1,065
Other current liabilities	8,735	10,778
Total current liabilities	46,323	66,953
Non-current operating lease liabilities	10,344	6,833
Other non-current liabilities	243	250
Liability for uncertain tax positions	1,017	1,017
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at August 1, 2020 and April 30, 2020	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,104,564 shares at August 1, 2020 and 24,063,639 shares at April 30, 2020	2	2
Additional paid-in capital	181,406	181,481
Accumulated other comprehensive income	351	328
Retained earnings	338,170	328,090
Total AeroVironment, Inc. stockholders’ equity	519,929	509,901
Noncontrolling interest	(37)	—
Total equity	519,892	509,901
Total liabilities and stockholders’ equity	$577,819	$584,954

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 1,	July 27,
	2020	2019
Revenue:
Product sales	$58,357	$65,839
Contract services (inclusive of related party revenue of $16,386 and $12,335 for the three months ended August 1, 2020 and July 27, 2019, respectively)	29,093	21,072
	87,450	86,911
Cost of sales:
Product sales	32,084	30,408
Contract services	19,955	15,231
	52,039	45,639
Gross margin:
Product sales	26,273	35,431
Contract services	9,138	5,841
	35,411	41,272
Selling, general and administrative	12,011	13,668
Research and development	11,103	8,709
Income from operations	12,297	18,895
Other income:
Interest income, net	208	1,329
Other income, net	33	355
Income before income taxes	12,538	20,579
Provision for income taxes	1,207	2,133
Equity method investment loss, net of tax	(1,288)	(1,347)
Net income	10,043	17,099
Net loss attributable to noncontrolling interest	37	11
Net income attributable to AeroVironment, Inc.	$10,080	$17,110
Net income per share attributable to AeroVironment, Inc.
Basic	$0.42	$0.72
Diluted	$0.42	$0.71
Weighted-average shares outstanding:
Basic	23,893,001	23,745,199
Diluted	24,186,228	24,069,933

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	August 1,	July 27,
	2020	2019
Net income	$10,043	$17,099
Other comprehensive income:
Change in foreign currency translation adjustments	75	169
Unrealized loss on investments, net of deferred tax expense of $4 for the three months ended August 1, 2020	(52)	—
Total comprehensive income	10,066	17,268
Net loss attributable to noncontrolling interest	37	11
Comprehensive income attributable to AeroVironment, Inc.	$10,103	$17,279

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended August 1, 2020 and July 27, 2019 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	$2	$181,481	$328,090	$328	$509,901	$—	$509,901
Net income	—	—	—	10,080	—	10,080	(37)	10,043
Unrealized loss on investments	—	—	—	—	(52)	(52)	—	(52)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	3,500	—	86	—	—	86	—	86
Restricted stock awards	60,592	—	—	—	—	—	—	—
Restricted stock awards forfeited	(270)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(22,897)	—	(1,756)	—	—	(1,756)	—	(1,756)
Stock based compensation	—	—	1,595	—	—	1,595	—	1,595
Balance at August 1, 2020	24,104,564	$2	$181,406	$338,170	$351	$519,929	$(37)	$519,892

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	$2	$176,216	$286,351	$2	$462,571	$4	$462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income	—	—	—	17,110	—	17,110	(11)	17,099
Foreign currency translation	—	—	—	—	169	169	—	169
Stock options exercised	3,000	—	93	—	—	93	—	93
Restricted stock awards	57,861	—	—	—	—	—	—	—
Restricted stock awards forfeited	(4,720)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,975)	—	(668)	—	—	(668)	—	(668)
Stock-based compensation	—	—	1,566	—	—	1,566	—	1,566
Balance at July 27, 2019	23,990,459	$2	$177,207	$304,126	$171	$481,506	$(7)	$481,499

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	August 1,	July 27,
	2020	2019
Operating activities
Net income	$10,043	$17,099
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	2,779	2,079
Losses from equity method investments	1,288	1,347
Realized gain from sale of available-for-sale investments	(11)	—
Provision for doubtful accounts	(136)	11
Other non-cash expense	—	32
Non-cash lease expense (income)	1,190	(251)
Loss on foreign currency transactions	1	1
Deferred income taxes	(339)	(349)
Stock-based compensation	1,595	1,566
Loss (gain) on sale of property and equipment	2	(75)
Amortization of debt securities	(43)	(527)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	30,439	(11,557)
Unbilled receivables and retentions	2,046	5,112
Inventories	5	(1,946)
Income tax receivable	—	821
Prepaid expenses and other assets	324	(616)
Accounts payable	(7,338)	(5,110)
Other liabilities	(15,004)	(4,524)
Net cash provided by operating activities	26,841	3,113
Investing activities
Acquisition of property and equipment	(4,067)	(1,902)
Equity method investments	(1,173)	(4,569)
Business acquisition, net of cash acquired	—	(18,641)
Proceeds from sale of property and equipment	—	81
Redemptions of held-to-maturity investments	—	65,035
Purchases of held-to-maturity investments	—	(70,463)
Redemptions of available-for-sale investments	41,727	—
Purchases of available-for-sale investments	(69,961)	(2,693)
Net cash used in investing activities	(33,474)	(33,152)
Financing activities
Tax withholding payment related to net settlement of equity awards	(1,756)	(668)
Exercise of stock options	86	93
Net cash used in financing activities	(1,670)	(575)
Net decrease in cash, cash equivalents, and restricted cash	(8,303)	(30,614)
Cash, cash equivalents and restricted cash at beginning of period	255,142	172,708
Cash, cash equivalents and restricted cash at end of period	$246,839	$142,094
Supplemental disclosures of cash flow information
Cash refunded (paid), net during the period for:
Income taxes	$10	$(294)
Non-cash activities
Unrealized loss on investments, net of deferred tax expense of $4 for the three months ended August 1, 2020	$52	$—
Change in foreign currency translation adjustments	$75	$169
Acquisitions of property and equipment included in accounts payable	$643	$1,253

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 1, 2020 are not necessarily indicative of the results for the full year ending April 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2020, included in the Company’s Annual Report on Form 10-K.

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

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse Aerospace, LLC (“Pulse”) pursuant to the terms of a Unit Purchase Agreement (the “Pulse Purchase Agreement”). The assets, liabilities and operating results of Pulse have been included in the Company’s consolidated financial statements. Refer to Note 17—Business Acquisitions for further details.

During the three months ended October 27, 2019, the Company dissolved its wholly-owned subsidiary, Skytower, Inc., the results of which were not material to the consolidated financial statements.

Recently Adopted Accounting Standards

Effective May 1, 2020, the Company adopted Accounting Standards Update (“ASU”) 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, along with several additional clarification ASU’s issued during 2018 and 2019, collectively “CECL”. CECL requires the reporting entity to estimate expected credit losses over the life of a financial asset. CECL requires the credit loss to be recognized upon initial recognition of the financial asset. ASU 2016-13 requires the entity to adopt CECL using the modified retrospective transition approach through a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As part of the assessment of the adequacy of the Company’s allowances for credit losses, the Company considered a number of factors including, but not limited to, customer credit ratings, age of receivables, and expected loss rates. However, the adoption of CECL did not have a material impact to retained earnings for the Company.

Effective May 1, 2020, the Company adopted ASU 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 provides guidance on the treatment of accounting for fees paid by a customer in a cloud computing arrangement. This guidance includes the requirements for capitalizing implementation costs incurred in a hosting arrangement. The Company adopted ASU 2018-15 using the prospective method, applying the new guidance to all implementation costs incurred after adoption. The adoption of ASU 2018-15 did not have an impact on the Company’s consolidated financial statements.

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

The Company’s performance obligations are satisfied over time or at a point in time, which accounted for 38% and 62% of revenue during the three months ended August 1, 2020, respectively. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for tactical missile systems (“TMS”) product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Training services are recognized over time using an output method based on days of training completed.

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

On August 1, 2020, the Company had approximately $154,418,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 95% of the remaining performance obligations as revenue in fiscal 2021, an additional 5% in fiscal 2022, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three month period ended August 1, 2020 or the three month period ended July 27, 2019. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three month period ended August 1, 2020 or the three month period ended and July 27, 2019.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	August 1,	July 27,
Revenue by major product line/program	2020	2019
Small UAS	$56,202	$66,745
TMS	9,534	5,587
HAPS	16,386	12,335
Other	5,328	2,244
Total revenue	$87,450	$86,911

	Three Months Ended
	August 1,	July 27,
Revenue by contract type	2020	2019
FFP	$60,875	$67,944
CPFF	26,569	18,264
T&M	6	703
Total revenue	$87,450	$86,911

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

	Three Months Ended
	August 1,	July 27,
Revenue by customer category	2020	2019
U.S. government	$53,796	$49,134
Non-U.S. government	33,654	37,777
Total revenue	$87,450	$86,911

	Three Months Ended
	August 1,	July 27,
Revenue by geographic location	2020	2019
Domestic	$53,430	$38,808
International	34,020	48,103
Total revenue	$87,450	$86,911

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three month period ended August 1, 2020 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended August 1, 2020 and July 27, 2019 that was included in contract liability balances at the beginning of each year was $1,973,000 and $830,000, respectively.

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

Investments

The Company’s investments are accounted for as available-for-sale and are reported at fair value. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes for available-for-sale investments. Gains and losses realized on the disposition of investment securities are determined on the specific identification basis and credited or charged to income. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

Investments are considered to be impaired if the fair value of the investment is less than its amortized cost basis. On a quarterly basis, the Company considers available quantitative and qualitative evidence in evaluating potential impairment of its investments. If the cost of an investment exceeds its fair value, the Company evaluates if the decline in fair value resulted from a credit loss or other factors. The Company considers factors such as general market conditions and potential adverse conditions related to the financial health of the issuer based on rating agency actions. Impairments relating to credit losses are recorded in earnings through an allowance for credit losses. The allowance is limited by the amount that the fair value is less than the amortized cost basis. Impairments not related to credit losses are recorded through other comprehensive income, net of applicable taxes.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, unbilled receivables and retentions, and accounts payable approximate cost due to the short period of time to maturity.

Government Contracts

Payments to the Company on government CPFF or T&M contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency (“DCAA”). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company for CPFF and T&M contracts.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount not significant. At August 1, 2020 and April 30, 2020, the Company had no reserve for incurred cost claim audits.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
	August 1, 2020	July 27, 2019
Denominator for basic earnings per share:
Weighted average common shares	23,893,001	23,745,199
Dilutive effect of employee stock options, restricted stock and restricted stock units	293,227	324,734
Denominator for diluted earnings per share	24,186,228	24,069,933

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 844 and 3,675 for the three months ended August 1, 2020 and July 27, 2019, respectively.

Recently Issued Accounting Standards

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

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of the substantially all of the assets and related liabilities of its efficient energy systems business segment (the “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 and has been recorded in gain on sale of business, net of tax in the consolidated statements of income. During the year ended April 30, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $486,000. During the year ended April 30, 2020, the Company and Webasto engaged an independent accounting firm to resolve a working capital dispute with a maximum exposure of $922,000 pursuant to the terms of the Purchase Agreement. In June 2020, the independent accounting firm determined the final adjustment to the working capital dispute to be $341,000 which has been recorded net of tax as discontinued operations in the consolidated statements of income for the year ended April 30, 2020.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of August 1, 2020. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $38,000 and $444,000 and has been recorded in other income, net in the consolidated statements of income for three months ended August 1, 2020 and July 27, 2019, respectively.

3. Investments

Investments consist of the following (in thousands):

	August 1,	April 30,
	2020	2020
Short-term investments:
Available-for-sale securities:
Municipal securities	1,348	5,244
U.S. government securities	69,986	33,771
Corporate bonds	—	8,492
Total short-term investments	$71,334	$47,507
Long-term investments:
Available-for-sale securities:
Municipal securities	—	1,592
U.S. government securities	15,004	8,996
Total available-for-sale investments	15,004	10,588
Equity method investments
Investment in limited partnership fund	5,334	4,442
Total equity method investments	5,334	4,442
Total long-term investments	$20,338	$15,030

Available-For-Sale Securities

As of August 1, 2020 and April 30, 2020, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification is recorded in interest income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of August 1, 2020 and April 30, 2020, respectively (in thousands):

	August 1, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$1,345	$3	$—	$1,348
U.S. government securities	84,977	14	(1)	84,990
Corporate bonds	—	—	—	—
Total available-for-sale investments	$86,322	$17	$(1)	$86,338

	April 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$6,807	$29	$—	$6,836
U.S. government securities	42,730	41	(4)	42,767
Corporate bonds	8,495	—	(3)	8,492
Total available-for-sale investments	$58,032	$70	$(7)	$58,095

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at August 1, 2020 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$71,322	$71,334
Due after one year through five years	15,000	15,004
Total	$86,322	$86,338

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

The Company’s financial assets measured at fair value on a recurring basis at August 1, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$86,338	$—	$86,338
Total	$—	$86,338	$—	$86,338

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$58,095	$—	$58,095
Total	$—	$58,095	$—	$58,095

5. Inventories, net

Inventories consist of the following (in thousands):

	August 1,	April 30,
	2020	2020
Raw materials	$15,136	$15,988
Work in process	12,958	10,340
Finished goods	26,640	29,439
Inventories, gross	54,734	55,767
Reserve for inventory excess and obsolescence	(9,204)	(10,232)
Inventories, net	$45,530	$45,535

6. Equity Method Investments

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of August 1, 2020, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three months ended August 1, 2020 and July 27, 2019, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $1,008,000 and $1,347,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of income. At August 1, 2020 and April 30, 2020, the carrying value of the investment in HAPSMobile of $9,522,000 and $10,455,000, respectively, was recorded in other assets.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. On July 15, 2020, the Company made an additional contribution of $1,173,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $3,880,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three months ended August 1, 2020, the Company recorded its ownership percentage of the net loss of the limited partnership, or $280,000, in equity method investment loss in the consolidated statements of income. For the three months ended July 27, 2019, the Company recorded no net loss of the limited partnership. At August 1, 2020 and April 30, 2020, the carrying value of the investment in the limited partnership of $5,334,000 and $4,442,000, respectively, was recorded in long-term investments.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended August 1, 2020 and July 27, 2019, respectively (in thousands):

	Three Months Ended
	August 1,	July 27,
	2020	2019
Beginning balance	$2,015	$1,704
Warranty expense	451	549
Changes in estimates related to pre-existing warranties	—	—
Warranty costs settled	(435)	(540)
Ending balance	$2,031	$1,713

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	August 1,	April 30,
	2020	2020
Technology	$14,950	$14,950
Licenses	1,006	1,006
Customer relationships	873	873
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	3	3
Intangibles, gross	17,770	17,770
Less accumulated amortization	(4,842)	(4,133)
Intangibles, net	$12,928	$13,637

The weighted average amortization period at August 1, 2020 and April 30, 2020 was four years. Amortization expense for the three months ended August 1, 2020 and July 27, 2019 was $709,000 and $552,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 17—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2021	$2,079
2022	2,829
2023	2,688
2024	2,629
2025	2,492
$12,717

9. Goodwill

At August 1, 2020 and April 30, 2020, the goodwill balance was $6,340,000, which represents the goodwill attributable to the acquisition of Pulse. Refer to Note 17—Business Acquisitions for further details.

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	August 1,	July 27,
	2020	2019
Operating lease cost	$1,190	$1,120
Short term lease cost	110	237
Variable lease cost	1	89
Sublease income	(38)	(117)
Total lease costs, net	$1,263	$1,329

Supplemental lease information were as follows:

	Three Months Ended	Three Months Ended
	August 1,	July 27,
	2020	2019
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,400	$1,389
Right-of-use assets obtained in exchange for new lease liabilities	$5,883	$10,561

Weighted average remaining lease term	46 months	37 months
Weighted average discount rate	3.4%	3.7%

Maturities of operating lease liabilities as of August 1, 2020 were as follows (in thousands):

2021	$3,576
2022	4,653
2023	3,247
2024	2,615
2025	1,668
Thereafter	773
Total lease payments	16,532
Less: imputed interest	(1,710)
Total present value of operating lease liabilities	$14,822

11. Accumulated Other Comprehensive Income and Reclassifications Adjustments

The components of accumulated other comprehensive income and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	August 1,	July 27,
	2020	2019
Balance, net of $0 deferred taxes, as of April 30, 2020 and April 30, 2019	$328	$2
Changes in foreign currency translation adjustments	75	169
Unrealized losses, net of $4 of deferred taxes for the three months ended August 1, 2020	(52)	—
Balance, net of $4 and $0 deferred taxes, as of August 1, 2020 and July 27, 2019, respectively	$351	$171

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $23,426,000 and $15,120,000 for the three months ended August 1, 2020 and July 27, 2019, respectively.

13. Long-Term Incentive Awards

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended August 1, 2020, the Company recorded $91,000 of compensation expense related to the Fiscal 2021 LTIP. At August 1, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $7,946,000.

During the three months ended July 27, 2019, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended August 1, 2020 and July 27, 2019, the Company recorded $80,000 and $131,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. At August 1, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,263,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended August 1, 2020 and July 27, 2019, the Company recorded $75,000 and $33,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At August 1, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,478,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. During the three months ended August 1, 2020, the Company issued a total of 16,228 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2018 LTIP. For the three months ended August 1, 2020 and July 27, 2019, the Company recorded no compensation expense and $8,000 of compensation expense related to the Fiscal 2018 LTIP, respectively.

At August 1, 2020 and April 30, 2020, the Company recorded cumulative stock-based compensation expense from the Fiscal 2021 LTIP, Fiscal 2020 LTIP and Fiscal 2019 LTIP of $1,853,000 and $1,607,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets for the PRSUs. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

14. Income Taxes

For the three months ended August 1, 2020 and July 27, 2019, the Company recorded a provision for income taxes of $1,207,000 and $2,133,000, respectively, yielding an effective tax rate of 9.6% and 10.4%, respectively. The variance from statutory rates for the three months ended August 1, 2020 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three months ended July 27, 2019 was primarily due to federal R&D credits, foreign derived intangible income deduction and the recording of discrete excess tax benefits, resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended August 1, 2020 or July 27, 2019. As of August 1, 2020 and April 30, 2020, approximately $21,200,000 remained authorized for future repurchases under this program.

16. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum net value of $166,108,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $16,386,000 and $12,335,000 for the three months ended August 1, 2020 and July 27, 2019, respectively. At August 1, 2020 and April 30, 2020, the Company had unbilled related party receivables from HAPSMobile of $28,143,000 and $15,779,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. At April 30, 2019, the Company owned a 10% stake in accordance with the Joint Venture Agreement which was diluted to approximately 5% during the first three months ended July 27, 2019. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%. Refer to Note 6—Equity Method Investments for further details.

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

In addition to the consideration paid at closing, the acquisition of Pulse included contingent consideration arrangements that required additional consideration to be paid by the Company to the sellers of Pulse if two specified research and development milestones were achieved by December 10, 2021 and the continued employment of specified employees. Amounts were payable upon the achievement of the milestones. The range of the undiscounted amounts the Company could pay under each of the contingent consideration agreements were zero or $2,500,000 ($5,000,000 in total if both milestones are achieved and specific key employees continued employment). The fair value of the contingent consideration recognized on the acquisition date of $1,703,000 was estimated by applying the income approach. That measure was based on significant Level 3 inputs not observable in the market. Key assumptions include (1) a discount rate of 4.5% and (2) the probability that each of the milestones would be achieved.

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

During the fiscal year ended April 30, 2020, the Company finalized its determination of the fair value of the assets and liabilities assumed as of the acquisition date which is summarized in the following table (in thousands):

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

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Three Months Ended
	July 27,	July 28,
	2019	2018
Revenue	$87,138	$79,313
Net income attributable to AeroVironment, Inc.	$17,393	$26,369

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

The Company incurred approximately $341,000 of acquisition-related expenses for the three months ended July 27, 2019. These expenses are included in selling, general and administrative, research and development, and product cost of sales on the Company’s consolidated income statement.

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

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in

Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

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

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (Topic 606). Topic 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.

Revenue for small unmanned aircraft systems (“UAS”) product contracts with both the U.S. government and foreign governments are recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. Revenue for Tactical Missile Systems (“TMS”) contracts is recognized over time as costs are incurred. Revenue for Customer-Funded Research and Development (“R&D”) contracts is recognized over time as costs are incurred.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended August 1, 2020 and July 27, 2019, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended August 1, 2020 and July 27, 2019, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	August 1,	July 27,
	2020	2019

Gross favorable adjustments	$801	$283
Gross unfavorable adjustments	(431)	(274)
Net favorable adjustments	$370	$9

For the three months ended August 1, 2020, favorable cumulative catch-up adjustments of $0.8 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.4 million were primarily related to higher than expected costs on eight contracts, which individually were not material.

For the three months ended July 27, 2019, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on 19 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on nine contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2021 fiscal year ends on April 30, 2021 and our fiscal quarters end on August 1, 2020, October 31, 2020 and January 30, 2021, respectively.

Results of Operations

The following tables set forth our results of operations for the period indicated (in thousands):

Three Months Ended August 1, 2020 Compared to Three Months Ended July 27, 2019

	Three Months Ended
	August 1,	July 27,
	2020	2019

Revenue	$87,450	$86,911
Cost of sales:	52,039	45,639
Gross margin	35,411	41,272
Selling, general and administrative	12,011	13,668
Research and development	11,103	8,709
Income from operations	12,297	18,895
Other income:
Interest income, net	208	1,329
Other income, net	33	355
Income from continuing operations before income taxes	12,538	20,579
Provision for income taxes	1,207	2,133
Equity method investment loss, net of tax	(1,288)	(1,347)
Net income from continuing operations	$10,043	$17,099

Revenue. Revenue for the three months ended August 1, 2020 was $87.5 million, as compared to $86.9 million for the three months ended July 27, 2019, representing an increase of approximately $0.5 million, or 1%. The increase in revenue was primarily due to an increase in service revenue of $8.0 million, partially offset by a decrease in product revenue of $7.5 million. The increase in service revenue was primarily due to an increase in customer-funded R&D revenue primarily associated with the design and development agreement with HAPSMobile. The decrease in product revenue was primarily due to a decrease in product deliveries of small UAS, partially offset by an increase in TMS revenue.

Cost of Sales. Cost of sales for the three months ended August 1, 2020 was $52.0 million, as compared to $45.6 million for the three months ended July 27, 2019, representing an increase of $6.4 million, or 14%. The increase in cost of sales was a result of an increase in service cost of sales of $4.7 million and an increase in product costs of sales of $1.7 million. The increase in service costs of sales was primarily due to the increase in service revenue. The increase in product cost of sales was primarily due to an unfavorable product mix, partially offset by the decrease in product sales. As a percentage of revenue, cost of sales increased from 53% to 60%, primarily due to a decrease in the proportion of product sales to total revenue and an unfavorable product mix.

Gross Margin. Gross margin for the three months ended August 1, 2020 was $35.4 million, as compared to $41.3 million for the three months ended July 27, 2019, representing a decrease of $5.9 million, or 14%. The decrease in gross margin was primarily due to a decrease in product margin of $9.2 million, partially offset by an increase in service margin of $3.3 million. The decrease in product margin was primarily due to the decrease in product sales and an unfavorable product mix. The increase in service margin was primarily due to the increase in service revenue. As a percentage of revenue, gross margin decreased from 47% to 40%, primarily due to a decrease in the proportion of product sales to total revenue and an unfavorable product mix.

Selling, General and Administrative. Selling, general and administrative (“SG&A”) expense for the three months ended August 1, 2020 was $12.0 million, or 14% of revenue, compared to SG&A expense of $13.7 million, or 16% of revenue, for the three months ended July 27, 2019.

Research and Development. R&D expense for the three months ended August 1, 2020 was $11.1 million, or 13% of revenue, compared to R&D expense of $8.7 million, or 10% of revenue, for the three months ended July 27, 2019. R&D expense increased by $2.4 million, or 27%, for the three months ended August 1, 2020, primarily due to an increase in development activities regarding enhanced capabilities for our products and development of new product lines.

Interest Income, net. Interest income, net for the three months ended August 1, 2020 was $0.2 million compared to interest income, net of $1.3 million for the three months ended July 27, 2019. The decrease in interest income was primarily due to a decrease in the average interest rates earned on our investment portfolio.

Other Income, net. Other income, net, for the three months ended August 1, 2020 was $33,000 compared to other income, net of $0.4 million for the three months ended July 27, 2019. The decrease in other income, net was primarily due to a decrease in transition services performed on behalf of the buyer of the discontinued EES Business.

Provision for Income Taxes. Our effective income tax rate was 9.6% for the three months ended August 1, 2020, as compared to 10.4% for the three months ended July 27, 2019. The decrease in the effective income tax rate was primarily due to higher discrete excess tax benefits from stock based compensation during the three months ended August 1, 2020 versus three months ended July 27, 2019.

Equity Method Investment Loss, net of tax. Equity method investment loss, net of tax for the three months ended August 1, 2020 was $1.3 million compared to $1.3 million for the three months ended July 27, 2019. The decrease was primarily due to the equity method loss associated with our investment in the HAPSMobile joint venture formed in December 2017.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of August 1, 2020, our funded backlog was approximately $154.4 million.

In addition to our funded backlog, we also had unfunded backlog of $118.0 million as of August 1, 2020. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the FCS domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, and marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from short term borrowing are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In consideration of the impact of the COVID-19 pandemic, we continue to hold a significant portion of our investments in cash and cash equivalents and U.S. government and U.S. government agency securities.

Although not material in value alone or in aggregate, during the three months ended August 1, 2020, we made certain commitments outside of the ordinary course of business, including a capital contribution of $1.2 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund of which $3.9 million was remaining at August 1, 2020.

Cash Flows

The following table provides our cash flow data for the three months ended August 1, 2020 and July 27, 2019 (in thousands):

	Three Months Ended
	August 1,	July 27,
	2020	2019

	(Unaudited)
Net cash provided by operating activities	$26,841	$3,113
Net cash used in investing activities	$(33,474)	$(33,152)
Net cash used in financing activities	$(1,670)	$(575)

Cash Provided by Operating Activities. Net cash provided by operating activities for the three months ended August 1, 2020 increased by $23.7 million to $26.8 million, compared to net cash provided by operating activities of $3.1 million for the three months ended July 27, 2019. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $28.3 million, largely related to collections of receivables, partially offset by a decrease in net income $7.1 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $0.3 million to $33.5 million for the three months ended August 1, 2020, compared to net cash used by investing activities of $33.2 million for the three months ended July 27, 2019. The increase in net cash used in investing activities was primarily due an increase in purchases net of redemptions of available-for-sale investments of $25.5 million; partially offset by a decrease in cash used in business acquisition of $18.6 million and a decrease in purchases net of redemptions of held-to-maturity investments of $5.4 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $1.1 million to $1.7 million for the three months ended August 1, 2020, compared to net cash used by financing activities of $0.6 million for the three months ended July 27, 2019. The increase in net cash used by financing activities was primarily due to an increase in tax withholding payments related to net settlement of equity awards of $1.1 million.

Contractual Obligations

During the three months ended August 1, 2020, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Off-Balance Sheet Arrangements

As of August 1, 2020, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended August 1, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of August 1, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 1, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit has begun and is ongoing and, as of June 17, 2020, a trial has been set for July 14, 2021. At present, the parties continue to engage in the written phase of discovery, and are approaching the deposition phase which we expect will begin in September 2020. However, due to nationwide court closures and restrictions resulting from the global COVID-19 pandemic, we expect that the depositions may begin at a later time in light of current conditions. We also expect to seek and obtain a trial continuance to account for pandemic-related delays, and therefore anticipate a new trial date in 2022. We continue to mount a vigorous defense.

On August 14, 2019, Benchmark, the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. In December 2019, Benchmark dismissed, without prejudice, all claims against us in the demand for arbitration. The recall remains a significant part of our pending litigation with Webasto.

We are subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

ITEM 1A. RISK FACTORS

Except as set for below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2020. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

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

Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 impacts on our business, financial condition and results of operations and those of our third party partners will depend on future developments as to the geographic presence of COVID-19 and government and healthcare responses to such spread including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, which are presently highly uncertain. We cannot presently predict the scope and severity of any potential business disruptions, but if we or any of the third parties with whom we engage, including suppliers and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including a slowdown in the effectiveness of our workforce due to illness or otherwise, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The COVID-19 outbreak has caused delays in the timing of our customers’ awarding of contracts to us, and while such delays have not yet had a significant impact on our business, there can be no assurances that any such delays would not have a material adverse impact on our business and results of operations in the future. The COVID-19 pandemic could also cause delays or limits in the ability of our customers to make timely payments to us. Additionally, our government customers may have more limited resources available to purchase our products due to deteriorating economic conditions or due to the diversion of resources to other budget priorities, including efforts to address the COVID-19 pandemic. The future progression of the COVID-19 outbreak and its resulting effects on our business, financial condition and results of operations are uncertain and are continuing to be assessed.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three months ended August 1, 2020. As of August 1, 2020, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

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

Date: September 9, 2020		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)