Form 10-Q
period 2020-10-31
AeroVironment Inc
filed 2020-12-09
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2020

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

As of December 2, 2020, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,103,980.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 31,	April 30,
	2020	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$280,099	$255,142
Short-term investments	67,137	47,507
Accounts receivable, net of allowance for doubtful accounts of $561 at October 31, 2020 and $1,190 at April 30, 2020	30,701	73,660
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $14,974 at October 31, 2020 and $15,779 at April 30, 2020)	70,573	75,837
Inventories	51,779	45,535
Prepaid expenses and other current assets	7,310	6,246
Total current assets	507,599	503,927
Long-term investments	20,976	15,030
Property and equipment, net	22,868	21,694
Operating lease right-of-use assets	12,363	8,793
Deferred income taxes	5,546	4,928
Intangibles, net	12,213	13,637
Goodwill	6,340	6,340
Other assets	102	10,605
Total assets	$588,007	$584,954
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$14,225	$19,859
Wages and related accruals	18,737	23,972
Customer advances	2,957	7,899
Current operating lease liabilities	4,030	3,380
Income taxes payable	3,018	1,065
Other current liabilities	10,511	10,778
Total current liabilities	53,478	66,953
Non-current operating lease liabilities	9,422	6,833
Other non-current liabilities	243	250
Liability for uncertain tax positions	1,017	1,017
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 31, 2020 and April 30, 2020	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,103,980 shares at October 31, 2020 and 24,063,639 shares at April 30, 2020	2	2
Additional paid-in capital	183,298	181,481
Accumulated other comprehensive income	342	328
Retained earnings	340,264	328,090
Total AeroVironment, Inc. stockholders’ equity	523,906	509,901
Noncontrolling interest	(59)	—
Total equity	523,847	509,901
Total liabilities and stockholders’ equity	$588,007	$584,954

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
	2020	2019	2020	2019
Revenue:
Product sales	$65,528	$57,386	$123,885	$123,225
Contract services (inclusive of related party revenue of $11,452 and $13,393 for the three months ended October 31, 2020 and October 26, 2019, respectively; and $27,838 and $25,728 for the six months ended October 31, 2020 and October 26, 2019, respectively)	27,137	25,885	56,230	46,957
	92,665	83,271	180,115	170,182
Cost of sales:
Product sales	34,209	30,802	66,293	61,210
Contract services	17,605	17,303	37,560	32,534
	51,814	48,105	103,853	93,744
Gross margin:
Product sales	31,319	26,584	57,592	62,015
Contract services	9,532	8,582	18,670	14,423
	40,851	35,166	76,262	76,438
Selling, general and administrative	14,977	16,255	26,988	29,923
Research and development	11,976	10,858	23,079	19,567
Income from operations	13,898	8,053	26,195	26,948
Other income:
Interest income, net	115	1,266	323	2,595
Other income, net	72	157	105	512
Income before income taxes	14,085	9,476	26,623	30,055
Provision for income taxes	2,491	1,108	3,698	3,241
Equity method investment loss, net of tax	(9,522)	(863)	(10,810)	(2,210)
Net income	2,072	7,505	12,115	24,604
Net loss (income) attributable to noncontrolling interest	22	(4)	59	7
Net income attributable to AeroVironment, Inc.	$2,094	$7,501	$12,174	$24,611
Net income per share attributable to AeroVironment, Inc.
Basic	$0.09	$0.32	$0.51	$1.04
Diluted	$0.09	$0.31	$0.50	$1.02
Weighted-average shares outstanding:
Basic	23,936,950	23,804,364	23,914,737	23,775,355
Diluted	24,196,912	24,061,810	24,190,316	24,063,775

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
	2020	2019	2020	2019
Net income	$2,072	$7,505	$12,115	$24,604
Other comprehensive income:
Change in foreign currency translation adjustments	—	10	75	179
Unrealized loss on available-for-sale investments, net of deferred tax (expense) benefit of ($3) and $1 for the three and six months ended October 31, 2020, respectively	(9)	—	(61)	—
Total comprehensive income	2,063	$7,515	12,129	24,783
Net loss (income) attributable to noncontrolling interest	22	(4)	59	7
Comprehensive income attributable to AeroVironment, Inc.	$2,085	$7,511	$12,188	$24,790

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the six months ended October 31, 2020 and October 26, 2019 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	$2	$181,481	$328,090	$328	$509,901	$—	$509,901
Net income (loss)	—	—	—	12,174	—	12,174	(59)	12,115
Unrealized loss on investments	—	—	—	—	(61)	(61)	—	(61)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	3,500	—	86	—	—	86	—	86
Restricted stock awards	60,592	—	—	—	—	—	—	—
Restricted stock awards forfeited	(515)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(23,236)	—	(1,778)	—	—	(1,778)	—	(1,778)
Stock based compensation	—	—	3,509	—	—	3,509	—	3,509
Balance at October 31, 2020	24,103,980	$2	$183,298	$340,264	$342	$523,906	$(59)	$523,847

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	$2	$176,216	$286,351	$2	$462,571	$4	$462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	24,611	—	24,611	(7)	24,604
Unrealized gain on investments	—	—	—	—	—	—	—	—
Foreign currency translation	—	—	—	—	179	179	—	179
Stock options exercised	3,000	—	93	—	—	93	—	93
Restricted stock awards	65,692	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,005)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,364)	—	(743)	—	—	(743)	—	(743)
Stock based compensation	—	—	2,984	—	—	2,984	—	2,984
Balance at October 26, 2019	23,990,616	$2	$178,550	$311,627	$181	$490,360	$(3)	$490,357

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended October 31, 2020 and October 26, 2019 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total
Balance at August 1, 2020	24,104,564	$2	$181,406	$338,170	$351	$519,929	$(37)	$519,892
Net income (loss)	—	—	—	2,094	—	2,094	(22)	2,072
Unrealized loss on investments	—	—	—	—	(9)	(9)	—	(9)
Restricted stock awards forfeited	(245)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(339)	—	(22)	—	—	(22)	—	(22)
Stock based compensation	—	—	1,914	—	—	1,914	—	1,914
Balance at October 31, 2020	24,103,980	$2	$183,298	$340,264	$342	$523,906	$(59)	$523,847

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total
Balance at July 27, 2019	23,990,459	2	177,207	304,126	171	481,506	(7)	481,499
Net income	—	—	—	7,501	—	7,501	4	7,505
Foreign currency translation	—	—	—	—	10	10	—	10
Restricted stock awards	7,831	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,285)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(1,389)	—	(75)	—	—	(75)	—	(75)
Stock-based compensation	—	—	1,418	—	—	1,418	—	1,418
Balance at October 26, 2019	23,990,616	$2	$178,550	$311,627	$181	$490,360	$(3)	$490,357

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 31,	October 26,
	2020	2019
Operating activities
Net income	$12,115	$24,604
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	5,693	4,486
Losses from equity method investments	10,810	2,210
Realized gain from sale of available-for-sale investments	(11)	—
Provision for doubtful accounts	(156)	14
Other non-cash (income) expense	(473)	81
Non-cash lease expense	2,393	2,255
Loss on foreign currency transactions	2	1
Deferred income taxes	(621)	(669)
Stock-based compensation	3,509	2,984
Loss (gain) on sale of property and equipment	2	(75)
Amortization of debt securities	(12)	(984)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	43,115	(9,400)
Unbilled receivables and retentions	5,264	(9,350)
Inventories	(6,244)	1,621
Income tax receivable	—	821
Prepaid expenses and other assets	(1,029)	(1,051)
Accounts payable	(5,028)	(5,046)
Other liabilities	(10,736)	(4,583)
Net cash provided by operating activities	58,593	7,919
Investing activities
Acquisition of property and equipment	(6,052)	(6,850)
Equity method investments	(1,173)	(4,569)
Business acquisition, net of cash acquired	—	(18,641)
Proceeds from sale of property and equipment	—	81
Redemptions of held-to-maturity investments	—	159,839
Purchases of held-to-maturity investments	—	(169,148)
Redemptions of available-for-sale investments	92,226	—
Purchases of available-for-sale investments	(116,945)	(4,947)
Net cash used in investing activities	(31,944)	(44,235)
Financing activities
Tax withholding payment related to net settlement of equity awards	(1,778)	(743)
Exercise of stock options	86	93
Net cash used in financing activities	(1,692)	(650)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,957	(36,966)
Cash, cash equivalents and restricted cash at beginning of period	255,142	172,708
Cash, cash equivalents and restricted cash at end of period	$280,099	$135,742
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$2,364	$518
Non-cash activities
Unrealized loss on available-for-sale investments, net of deferred tax (expense) benefit of ($3) and $1 for the three and six months ended October 31, 2020, respectively	$61	$—
Change in foreign currency translation adjustments	$75	$179
Acquisitions of property and equipment included in accounts payable	$818	$761

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 31, 2020 are not necessarily indicative of the results for the full year ending April 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2020, included in the Company’s Annual Report on Form 10-K.

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

In December 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment has been accounted for as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in equity method investment loss, net of tax in the consolidated statements of operations. The carrying value of the investment in HAPSMobile was recorded in other assets. During the three months ended October 31, 2020, the Company recorded its proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC in the amount of $8,363,000. Refer to Note 6—Equity Method Investments for further details.

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

Performance obligations satisfied over time accounted for 40% and 39% of revenue during the three and six months ended October 31, 2020, respectively. Performance obligations satisfied at a point in time accounted for 60% and 61% of revenue during the three and six months ended October 31, 2020, respectively.

On October 31, 2020, the Company had approximately $130,588,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 92% of the remaining performance obligations as revenue in fiscal 2021, an additional 8% in fiscal 2022, and the balance thereafter.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or six month periods ended October 31, 2020 or the three or six month periods ended October 26, 2019. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three or six month periods ended October 31, 2020. During the three and six month periods ended October 26, 2019, the Company revised its estimates of the total expected costs to complete a contract associated with a design and development agreement. The impact of the revised estimate on this contract on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase of approximately $1,118,000 and $976,000, respectively.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
Revenue by major product line/program	2020	2019	2020	2019
Small UAS	$58,265	$59,157	$114,467	$125,903
TMS	18,961	7,924	28,495	13,511
HAPS	11,452	13,393	27,838	25,728
Other	3,987	2,797	9,315	5,040
Total revenue	$92,665	$83,271	$180,115	$170,182

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
Revenue by contract type	2020	2019	2020	2019
FFP	$68,425	$60,518	$129,300	$128,462
CPFF	24,230	21,257	50,799	39,521
T&M	10	1,496	16	2,199
Total revenue	$92,665	$83,271	$180,115	$170,182

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

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
Revenue by customer category	2020	2019	2020	2019
U.S. government	$55,594	$50,302	$109,390	$99,436
Non-U.S. government	37,071	32,969	70,725	70,746
Total revenue	$92,665	$83,271	$180,115	$170,182

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
Revenue by geographic location	2020	2019	2020	2019
Domestic	$46,398	$49,965	$99,828	$88,773
International	46,267	33,306	80,287	81,409
Total revenue	$92,665	$83,271	$180,115	$170,182

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the six month period ended October 31, 2020 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended October 31, 2020 that was included in contract liability balances at the beginning of each year was $3,451,000 and $5,423,000, respectively; and revenue recognized for the three and six month periods ended October 26, 2019 that was included in contract liability balances at the beginning of each year was $828,000 and $1,658,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount not significant. At October 31, 2020 and April 30, 2020, the Company had no reserve for incurred cost claim audits.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	October 31, 2020	October 26, 2019	October 31, 2020	October 26, 2019
Denominator for basic earnings per share:
Weighted average common shares	23,936,950	23,804,364	23,914,737	23,775,355
Dilutive effect of employee stock options, restricted stock and restricted stock units	259,962	257,446	275,579	288,420
Denominator for diluted earnings per share	24,196,912	24,061,810	24,190,316	24,063,775

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 23 and 269 for the three and six months ended October 31, 2020. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 8,402 and 4,358 for the three and six months ended October 26, 2019, respectively.

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

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (the “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 and has been recorded in gain on sale of business, net of tax in the consolidated statements of income. During the year ended April 30, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $486,000. During the year ended April 30, 2020, the Company and Webasto engaged an independent accounting firm to resolve a working capital dispute with a maximum exposure of $922,000 pursuant to the terms of the Purchase Agreement. In June 2020, the independent accounting firm determined the final adjustment to the working capital dispute to be $341,000 which has been recorded net of tax as a loss of discontinued operations in the consolidated statements of income for the year ended April 30, 2020.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of October 31, 2020. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $0 and $38,000 and has been recorded in other income, net in the consolidated statements of operations for three and six months ended October 31, 2020, respectively, and $45,000 and $489,000 for three and six months ended October 26, 2019, respectively.

3. Investments

Investments consist of the following (in thousands):

	October 31,	April 30,
	2020	2020
Short-term investments:
Available-for-sale securities:
Municipal securities	13,279	5,244
U.S. government securities	44,024	33,771
Corporate bonds	9,834	8,492
Total short-term investments	$67,137	$47,507
Long-term investments:
Available-for-sale securities:
Municipal securities	5,640	1,592
U.S. government securities	10,001	8,996
Total available-for-sale investments	15,641	10,588
Equity method investments
Investment in limited partnership fund	5,335	4,442
Total equity method investments	5,335	4,442
Total long-term investments	$20,976	$15,030

Available-For-Sale Securities

As of October 31, 2020 and April 30, 2020, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification is recorded in interest income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of October 31, 2020 and April 30, 2020, respectively (in thousands):

	October 31, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$18,915	$9	$(5)	$18,919
U.S. government securities	54,022	3	—	54,025
Corporate bonds	9,838	—	(4)	9,834
Total available-for-sale investments	$82,775	$12	$(9)	$82,778

	April 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$6,807	$29	$—	$6,836
U.S. government securities	42,730	41	(4)	42,767
Corporate bonds	8,495	—	(3)	8,492
Total available-for-sale investments	$58,032	$70	$(7)	$58,095

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at October 31, 2020 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$67,135	$67,137
Due after one year through five years	15,640	15,641
Total	$82,775	$82,778

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

The Company’s financial assets measured at fair value on a recurring basis at October 31, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$82,778	$—	$82,778
Total	$—	$82,778	$—	$82,778

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$58,095	$—	$58,095
Total	$—	$58,095	$—	$58,095

5. Inventories, net

Inventories consist of the following (in thousands):

	October 31,	April 30,
	2020	2020
Raw materials	$21,060	$15,988
Work in process	10,960	10,340
Finished goods	28,356	29,439
Inventories, gross	60,376	55,767
Reserve for inventory excess and obsolescence	(8,597)	(10,232)
Inventories, net	$51,779	$45,535

6. Equity Method Investments

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of October 31, 2020, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three and six months ended October 31, 2020, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $9,522,000 and $10,810,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of income, of which $8,363,000 related to the Company’s proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC. HAPSMobile initially made its investment in Loon LLC in April 2019. For the three and six months ended October 26, 2019, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $863,000 and $2,210,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. At October 31, 2020 and April 30, 2020, the carrying value of the investment in HAPSMobile of $0 and $10,455,000, respectively, was recorded in other assets. As the Company’s investment has been written down to zero, no future losses of HAPSMobile Inc. will be recorded in equity method investment loss, net of tax in subsequent periods.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. On July 15, 2020, the Company made an additional contribution of $1,173,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $3,880,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and six months ended October 31, 2020, the Company recorded its ownership percentage of the net loss of the limited partnership, or $0 and $280,000, respectively, in equity method investment loss in the consolidated statements of income. For the three and six months ended October 26, 2019, the Company recorded no net loss of the limited partnership. At October 31, 2020 and April 30, 2020, the carrying value of the investment in the limited partnership of $5,335,000 and $4,442,000, respectively, was recorded in long-term investments.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October 31, 2020 and October 26, 2019, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 31,	October 26,	October 31,	October 26,
	2020	2019	2020	2019
Beginning balance	$2,031	$1,849	$2,015	$1,704
Warranty expense	310	534	761	1,219
Changes in estimates related to pre-existing warranties	—	(189)	—	(189)
Warranty costs settled	(215)	(319)	(650)	(859)
Ending balance	$2,126	$1,875	$2,126	$1,875

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	October 31,	April 30,
	2020	2020
Technology	$14,950	$14,950
Licenses	1,006	1,006
Customer relationships	873	873
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	3	3
Intangibles, gross	17,770	17,770
Less accumulated amortization	(5,557)	(4,133)
Intangibles, net	$12,213	$13,637

The weighted average amortization period at October 31, 2020 and April 30, 2020 was four years. Amortization expense for the three and six months ended October 31, 2020 was $715,000 and $1,424,000, respectively. Amortization expense for the three and six months ended October 26, 2019 was $755,000 and $1,327,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 17—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2021	$1,380
2022	2,829
2023	2,688
2024	2,629
2025	2,492
$12,018

9. Goodwill

At October 31, 2020 and April 30, 2020, the goodwill balance was $6,340,000, which represents the goodwill attributable to the acquisition of Pulse. Refer to Note 17—Business Acquisitions for further details.

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 31,	October 26,
	2020	2019
Operating lease cost	$2,393	$2,234
Short term lease cost	276	347
Variable lease cost	2	413
Sublease income	(48)	(174)
Total lease costs, net	$2,623	$2,820

Supplemental lease information were as follows:

	Six Months Ended	Six Months Ended
	October 31,	October 26,
	2020	2019
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,727	$2,733
Right-of-use assets obtained in exchange for new lease liabilities	$5,757	$10,941

Weighted average remaining lease term	44 months	36 months
Weighted average discount rate	3.4%	3.7%

Maturities of operating lease liabilities as of October 31, 2020 were as follows (in thousands):

2021	$2,234
2022	4,581
2023	3,173
2024	2,608
2025	1,661
Thereafter	763
Total lease payments	15,020
Less: imputed interest	(1,568)
Total present value of operating lease liabilities	$13,452

11. Accumulated Other Comprehensive Income and Reclassifications Adjustments

The components of accumulated other comprehensive income and adjustments are as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 31,	October 26,
	2020	2019
Balance, net of $0 deferred taxes, as of April 30, 2020 and April 30, 2019	$328	$2
Changes in foreign currency translation adjustments	75	179
Unrealized losses, net of $1 of deferred taxes for the six months ended October 31, 2020	(61)	—
Balance, net of $1 and $0 deferred taxes, as of October 31, 2020 and October 26, 2019, respectively	$342	$181

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $20,742,000 and $44,168,000 for the three and six months ended October 31, 2020, respectively. Revenue from customer-funded R&D was approximately $17,506,000 and $32,626,000 for the three and six months ended October 26, 2019, respectively.

13. Long-Term Incentive Awards

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 31, 2020, the Company recorded $347,000 and $438,000 of compensation expense related to the Fiscal 2021 LTIP. The Company recorded no compensation expense related to the Fiscal 2021 LTIP for the three and six months ended October 26, 2019. At October 31, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $7,946,000.

During the three months ended July 27, 2019, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 31, 2020, the Company recorded $264,000 and $345,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. For the three and six months ended October 26, 2019, the Company recorded $166,000 and $297,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. At October 31, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,263,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 31, 2020, the Company recorded $189,000 and $264,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. For the three and six months ended October 26, 2019, the Company recorded $16,000 and $48,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At October 31, 2020, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,478,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. During the three months ended August 1, 2020, the Company issued a total of 16,228 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2018 LTIP. For the three and six months ended October 31, 2020, the Company recorded no compensation expense. For the three and six months ended October 26, 2019, the Company reversed $46,000 and $39,000 of compensation expense related to the Fiscal 2018 LTIP, respectively.

At October 31, 2020 and April 30, 2020, the Company recorded cumulative stock-based compensation expense from the Fiscal 2021 LTIP, Fiscal 2020 LTIP and Fiscal 2019 LTIP of $2,653,000 and $1,607,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets for the PRSUs. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

14. Income Taxes

For the three and six months ended October 31, 2020, the Company recorded a provision for income taxes of $2,491,000 and $3,698,000, respectively, yielding an effective tax rate of 17.7% and 13.9%, respectively. For the three and six months ended October 26, 2019, the Company recorded a provision for income taxes of $1,108,000 and $3,241,000, respectively, yielding an effective tax rate of 11.7% and 10.8%, respectively. The variance from statutory rates for the three and six months ended October 31, 2020 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and six months ended October 26, 2019 was primarily due to federal R&D credits, foreign derived intangible income deduction and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and six months ended October 31, 2020 or October 26, 2019. As of October 31, 2020 and April 30, 2020, approximately $21,200,000 remained authorized for future repurchases under this program.

16. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum net value of $173,820,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $11,452,000 and $27,838,000 for the three and six months ended October 31, 2020, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $13,393,000 and $25,728,000 for the three and six months ended October 26, 2019, respectively. At October 31, 2020 and April 30, 2020, the Company had unbilled related party receivables from HAPSMobile of $14,974,000 and $15,779,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. At April 30, 2019, the Company owned a 10% stake in accordance with the Joint Venture Agreement which was diluted to approximately 5% during the first three months ended July 27, 2019. On December 4, 2019, the Company purchased

540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%. Refer to Note 6—Equity Method Investments for further details.

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

During the fiscal year ended April 30, 2020, the Company finalized its determination of the fair value of the assets and liabilities assumed as of the acquisition date, which is summarized in the following table (in thousands):

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

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Three Months Ended		Six Months Ended
	October 26	October 27	October 26	October 27
	2019	2018	2019	2018
Revenue	$83,271	$73,297	$170,409	$152,610
Net income attributable to AeroVironment, Inc.	$7,526	$5,396	$23,721	$31,781

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

The Company incurred approximately $18,000 and $359,000 of acquisition-related expenses for the three and six months ended October 26, 2019, respectively. These expenses are included in selling, general and administrative, research and development, and product cost of sales on the Company’s consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2018, nor are they indicative of results of operations that may occur in the future.

18. Subsequent Events

On December 3, 2020, the Company entered into a Share Purchase Agreement (the “Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Seller”), and each of the unit holders of the Seller (collectively, the “Shareholders”), to purchase 100% of the issued and outstanding shares of Seller’s wholly-owned subsidiary, Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob”), including Telerob’s wholly owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob, the “Telerob Group”). The Telerob Group develops, manufactures, sells, and services remote-controlled ground robots and transport vehicles for civil and defense applications. Upon closing of the transactions contemplated by the Purchase Agreement, Telerob will become a wholly-owned subsidiary of the Company.

Pursuant to the Purchase Agreement, the Company will pay approximately €37,455,000 (approximately $45.4 million) in cash at the closing to the Seller, subject to certain purchase price adjustments, less (a) €3,000,000 (approximately $3.6 million) to be held in escrow for breaches of the Seller’s warranties; (b) transaction-related fees and costs incurred by the Seller; (c) 50% of the cost of obtaining the warranty insurance policy; and (d) payments to Shareholders or outside the ordinary course of business if made after September 30, 2020. In addition, at closing the Company will pay off approximately €7.8 million (approximately $9.4 million) of certain indebtedness of the Telerob Group. This indebtedness may be offset by any cash on hand at the Telerob Group at closing. The escrow amount is to be released to the Seller, less any amounts paid or reserved, 30 months following the closing date.

In addition, the Seller may receive up to a total of €6,000,000 (approximately $7.3 million) in additional cash consideration over a three year period contingent upon the achievement of three distinct milestones. The first two milestones are the achievement of specific revenue targets and the third milestone is obtaining certain contract awards from the U.S. military are achieved.

The transactions contemplated by the Purchase Agreement are subject to certain closing conditions, including: (i) clearance by the German government; (ii) the accuracy of each party’s warranties (subject to customary materiality qualifiers); (iii) each party’s compliance with its covenants and agreements contained in the Purchase Agreement (subject to customary materiality qualifiers); and (iv) other customary closing conditions.

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

Revenue for small UAS product contracts with both the U.S. government and foreign governments are recognized at the point in time when the transfer of control passes to the customer, which is generally when title and risk of loss transfer. Revenue for TMS contracts is recognized over time as costs are incurred. Revenue for Customer-Funded R&D contracts is recognized over time as costs are incurred.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October 31, 2020 and October 26, 2019, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended October 31, 2020 and October 26, 2019, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 31,	October 26,
	2020	2019

Gross favorable adjustments	$1,140	$2,013
Gross unfavorable adjustments	(891)	(1,587)
Net favorable adjustments	$249	$426

For the three months ended October 31, 2020, favorable cumulative catch-up adjustments of $1.1 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.9 million were primarily related to higher than expected costs on 30 contracts, which individually were not material.

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

	Six Months Ended
	October 31,	October 26,
	2020	2019

Gross favorable adjustments	$1,505	$2,142
Gross unfavorable adjustments	(1,015)	(1,651)
Net favorable adjustments	$490	$491

For the six months ended October 31, 2020, favorable cumulative catch-up adjustments of $1.5 million were primarily due to final cost adjustments on 13 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.0 million were primarily related to higher than expected costs on 21 contracts, which individually were not material.

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

Results of Operations

The following tables set forth our results of operations for the period indicated (in thousands):

Three Months Ended October 31, 2020 Compared to Three Months Ended October 26, 2019

	Three Months Ended
	October 31,	October 26,
	2020	2019

Revenue	$92,665	$83,271
Cost of sales	51,814	48,105
Gross margin	40,851	35,166
Selling, general and administrative	14,977	16,255
Research and development	11,976	10,858
Income from operations	13,898	8,053
Other income:
Interest income, net	115	1,266
Other income, net	72	157
Income from continuing operations before income taxes	14,085	9,476
Provision for income taxes	2,491	1,108
Equity method investment loss, net of tax	(9,522)	(863)
Net income from continuing operations	$2,072	$7,505

Revenue. Revenue for the three months ended October 31, 2020 was $92.7 million, as compared to $83.3 million for the three months ended October 26, 2019, representing an increase of approximately $9.4 million, or 11%. The increase in revenue was primarily due to an increase in product revenue of $8.1 million and an increase in service revenue of $1.3 million. The increase in product revenue was primarily due to an increase in TMS revenue. Within small UAS, decreases in product deliveries to customers within the U.S. Department of Defense were largely offset by increases in product deliveries to international allied customers. The increase in service revenue was primarily due to an increase in customer-funded R&D revenue.

Cost of Sales. Cost of sales for the three months ended October 31, 2020 was $51.8 million, as compared to $48.1 million for the three months ended October 26, 2019, representing an increase of $3.7 million, or 8%. The increase in cost of sales was a result of an increase in product cost of sales of $3.4 million and an increase in service costs of sales of $0.3 million. The increase in product cost of sales was primarily due to an increase in product sales, partially offset by a favorable mix. The increase in service costs of sales was primarily due to the increase in service revenue. As a percentage of revenue, cost of sales decreased from 58% to 56%, primarily due to an increase in the proportion of product sales to total revenue and a favorable mix.

Gross Margin. Gross margin for the three months ended October 31, 2020 was $40.9 million, as compared to $35.2 million for the three months ended October 26, 2019, representing an increase of $5.7 million, or 16%. The increase in gross margin was primarily due to an increase in product margin of $4.7 million and an increase in service margin of $1.0 million. The increase in product margin was primarily due to the increase in product sales and a favorable mix. The increase in service margin was primarily due to the increase in service revenue. As a percentage of revenue, gross margin increased from 42% to 44%, primarily due to an increase in the proportion of product sales to total revenue and a favorable mix.

Selling, General and Administrative. SG&A expense for the three months ended October 31, 2020 was $15.0 million, or 16% of revenue, as compared to SG&A expense of $16.3 million, or 20% of revenue, for the three months ended October 26, 2019.

Research and Development. R&D expense for the three months ended October 31, 2020 was $12.0 million, or 13% of revenue, as compared to R&D expense of $10.9 million, or 13% of revenue, for the three months ended October 26,

2019. R&D expense increased by $1.1 million, or 10%, for the three months ended October 31, 2020, primarily due to an increase in development activities regarding enhanced capabilities for our products and development of new product lines.

Interest Income, net. Interest income, net for the three months ended October 31, 2020 was $0.1 million compared to interest income, net of $1.3 million for the three months ended October 26, 2019. The decrease in interest income was primarily due to a decrease in the average interest rate earned on our investment portfolio.

Other Income, net. Other income, net, for the three months ended October 31, 2020 was $0.1 million compared to other income, net of $0.2 million for the three months ended October 26, 2019. The decrease in other income, net was primarily due to a decrease in transition services performed on behalf of the buyer of the discontinued EES Business.

Provision for Income Taxes. Our effective income tax rate was 17.7% for the three months ended October 31, 2020, as compared to 11.7% for the three months ended October 26, 2019. The increase in the effective income tax rate was primarily due to higher projected annual effective tax rate in the current fiscal year over last fiscal year.

Equity Method Investment Loss, net of tax. Equity method investment loss, net of tax for the three months ended October 31, 2020 was $9.5 million compared to $0.9 million for the three months ended October 26, 2019. The increase was primarily due to a loss of $8.4 million for our proportion of HAPSMobile impairment of its investment in Loon LLC.

Six Months Ended October 31, 2020 Compared to Six Months Ended October 26, 2019

	Six Months Ended
	October 31,	October 26,
	2020	2019

Revenue	$180,115	$170,182
Cost of sales:	103,853	93,744
Gross margin	76,262	76,438
Selling, general and administrative	26,988	29,923
Research and development	23,079	19,567
Income from operations	26,195	26,948
Other income:
Interest income, net	323	2,595
Other income, net	105	512
Income from continuing operations before income taxes	26,623	30,055
Provision for income taxes	3,698	3,241
Equity method investment loss, net of tax	(10,810)	(2,210)
Net income from continuing operations	$12,115	$24,604

Revenue. Revenue for the six months ended October 31, 2020 was $180.1 million, as compared to $170.2 million for the six months ended October 26, 2019, representing an increase of $9.9 million, or 6%. The increase in revenue was due an increase in service revenue of $9.3 million and an increase in product deliveries of $0.7 million. The increase in service revenue was primarily due to an increase in customer-funded R&D revenue. The increase in product deliveries was primarily due to an increase in TMS revenue, partially offset by a decrease in product deliveries of small UAS.

Cost of Sales. Cost of sales for the six months ended October 31, 2020 was $103.9 million, as compared to $93.7 million for the six months ended October 26, 2019, representing an increase of $10.1 million, or 11%. The increase in cost of sales was a result of an increase in product cost of sales of $5.1 million and an increase in service costs of sales of $5.0 million. The increase in product costs was primarily due to the increase in product deliveries. The increase in service costs of sales was primarily due to the increase in service revenue. As a percentage of revenue, cost of sales increased from 55% to 58%, primarily due to an unfavorable product mix.

Gross Margin. Gross margin for the six months ended October 31, 2020 was $76.3 million, as compared to $76.4 million for the six months ended October 26, 2019. The decrease in gross margin was primarily due to a decrease in product margin of $4.4 million, partially offset by an increase in service margin of $4.2 million. The decrease in product margin was primarily due to an unfavorable product mix. The increase in service margin was primarily due to an increase in service revenue. As a percentage of revenue, gross margin decreased from 45% to 42%, primarily due to a decrease in the proportion of product revenue to total revenue and an unfavorable product mix.

Selling, General and Administrative. SG&A expense for the six months ended October 31, 2020 was $27.0 million, or 15% of revenue, as compared to SG&A expense of $29.9 million, or 18% of revenue, for the six months ended October 26, 2019. The decrease in SG&A expense was primarily due to lower advertising, business travel and trade show expenses primarily related to COVID-19 related restrictions.

Research and Development. R&D expense for the six months ended October 31, 2020 was $23.1 million, or 13% of revenue, as compared to R&D expense of $19.6 million, or 11% of revenue, for the six months ended October 26, 2019. R&D expense increased by $3.5 million, or 18%, for the six months ended October 26, 2019, primarily due to an increase in development activities for certain strategic initiatives.

Interest Income, net. Interest income, net for the six months ended October 31, 2020 was $0.3 million compared to interest income, net of $2.6 million for the six months ended October 26, 2019. The decrease in interest income was primarily due to a decrease in the average interest rate earned on our investment portfolio.

Other Income, net. Other income, net, for the six months ended October 31, 2020 was $0.1 million compared to other income, net of $0.5 million for the six months ended October 26, 2019. The decrease in other income, net was primarily due to a decrease in transition services performed on behalf of the buyer of the discontinued EES Business.

Provision for Income Taxes. Our effective income tax rate was 13.9% for the six months ended October 31, 2020, as compared to 10.8% for the six months ended October 26, 2019. The increase in effective income tax rate was primarily due to higher projected annual effective tax rate in the current fiscal year over last fiscal year.

Equity Method Investment Activity, net of tax. Equity method investment activity, net of tax for the six months ended October 31, 2020 was a loss of $10.8 million compared to equity method investment activity, net of tax of $2.2 million for the six months ended October 26, 2019. The increase was primarily due to a loss of $8.4 million for our proportion of HAPSMobile’s impairment of its investment in Loon LLC.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 31, 2020, our funded backlog was approximately $130.6 million.

In addition to our funded backlog, we also had unfunded backlog of $116.8 million as of October 31, 2020. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the FCS domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Although not material in value alone or in aggregate, during the six months ended October 31, 2020, we made certain commitments outside of the ordinary course of business, including a capital contribution of $1.2 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund of which $3.9 million was remaining at October 31, 2020.

Cash Flows

The following table provides our cash flow data for the six months ended October 31, 2020 and October 26, 2019 (in thousands):

	Six Months Ended
	October 31,	October 26,
	2020	2019

	(Unaudited)
Net cash provided by operating activities	$58,593	$7,919
Net cash used in investing activities	$(31,944)	$(44,235)
Net cash used in financing activities	$(1,692)	$(650)

Cash Provided by Operating Activities. Net cash provided by operating activities for the six months ended October 31, 2020 increased by $50.7 million to $58.6 million, as compared to net cash provided by operating activities of $7.9 million for the six months ended October 26, 2019. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $52.3 million, largely related to collections of receivables, and losses from equity method investments of $8.6 million, partially offset by a decrease in net income $12.5 million.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $12.3 million to $31.9 million for the six months ended October 31, 2020, as compared to net cash used by investing activities of $44.2 million for the six months ended October 26, 2019. The decrease in net cash used in investing activities was primarily due a decrease in cash used in business acquisition of $18.6 million and a decrease in purchases net of redemptions of held-to-maturity investments of $9.3 million, partially offset by an increase in purchases net of redemptions of available-for-sale investments of $19.8 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $1.0 million to $1.7 million for the six months ended October 31, 2020, as compared to net cash used by financing activities of $0.7 million for the six months ended October 26, 2019. The increase in net cash used by financing activities was primarily due to an increase in tax withholding payments related to net settlement of equity awards of $1.0 million.

Contractual Obligations

During the three months ended October 31, 2020, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Off-Balance Sheet Arrangements

As of October 31, 2020, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended October 31, 2020.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit has begun and is ongoing and, as of June 17, 2020, a trial has been set for July 14, 2021. At present, the parties continue to engage in discovery and started conducting depositions in October 2020. However, due to nationwide court closures and restrictions resulting from the global COVID-19 pandemic, we expect that the depositions may begin at a later time in light of current conditions. We also expect to seek and obtain a trial continuance to account for pandemic-related delays, and therefore anticipate a new trial date in late 2021 or early 2022. We continue to mount a vigorous defense.

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

In June 2019, we consummated the acquisition of Pulse Aerospace, LLC, a Kansas based developer of VTOL UAS. In December 2020, we announced the planned acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company ("Telerob") that develops, manufactures, sells, and services remote-controlled ground robots and transport vehicles for civil and defense applications. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the target company and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers, if any, of the target company;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience (including the introduction of international operations upon the planned acquisition of Telerob);

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products or its regulatory compliance;

●	expanded regulatory compliance complexity and risk; and

●	inability to generate sufficient revenue to offset acquisition costs.

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

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary operations are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures. Although our operations have mostly continued uninterrupted during the COVID-19 outbreak, adoption of work from home protocols, social distancing measures in the workplace and other responsive actions have required certain changes to our operations. If the current COVID-19 outbreak continues and results in additional periods of travel and other similar logistics restrictions, this may further reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations.

Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 impacts on our business, financial condition and results of operations and those of our third party partners will depend on future developments as to the geographic presence of COVID-19 and government and healthcare responses to such spread including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, which remain highly uncertain. We cannot presently predict the scope and severity of any potential business disruptions, but if we or any of the third parties with whom we engage, including suppliers and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including a slowdown in the effectiveness of our workforce due to illness or otherwise, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The COVID-19 outbreak has caused delays in the timing of our customers’ awarding of contracts to us, and while such delays have not yet had a significant impact on our business, there can be no assurances that any such delays would not have a material adverse impact on our business and results of operations in the future. The COVID-19 pandemic could also cause delays or limits in the ability of our customers to make timely payments to us. Additionally, our government customers may have more limited resources available to purchase our products due to deteriorating economic conditions or due to the diversion of resources to other budget priorities, including efforts to address the COVID-19 pandemic. The future progression of the COVID-19 outbreak and its resulting effects on our business, financial condition and results of operations are uncertain and are continuing to be assessed.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales and our small UAS and tactical missile systems sales from the U.S. government and its agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts. As a result, our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions as a result of the 2020 presidential election, as well as future election cycles. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions following the 2020 presidential and congressional campaigns, or an impasse on policy issues, could impact future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds, including in response to the COVID-19 pandemic, and the number and intensity of military conflicts or other factors.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the six months ended October 31, 2020. As of October 31, 2020, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1ǂ	Amendment No. 12 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of September 18, 2020.
10.2ǂ	Amendment No. 13 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of October 28, 2020.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

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

Date: December 8, 2020		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)