Form 10-Q
period 2021-01-30
AeroVironment Inc
filed 2021-03-10
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 3, 2021, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,676,485.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of January 30, 2021 (Unaudited) and April 30, 2020	3
	Consolidated Statements of Operations for the three and nine months ended January 30, 2021 (Unaudited) and January 25, 2020 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 30, 2021 (Unaudited) and January 25, 2020 (Unaudited)	5
	Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 30, 2021 (Unaudited) and January 25, 2020 (Unaudited)	7
	Consolidated Statements of Cash Flows for the nine months ended January 30, 2021 (Unaudited) and January 25, 2020 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36
Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	38
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	42
Item 3.	Defaults Upon Senior Securities	42
Item 4.	Mine Safety Disclosures	43
Item 5.	Other Information	43
Item 6.	Exhibits	43
Signatures		45

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 30,	April 30,
	2021	2020
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$324,543	$255,142
Short-term investments	48,499	47,507
Accounts receivable, net of allowance for doubtful accounts of $565 at January 30, 2021 and $1,190 at April 30, 2020	26,621	73,660
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $6,834 at January 30, 2021 and $15,779 at April 30, 2020)	61,084	75,837
Inventories	53,104	45,535
Prepaid expenses and other current assets	7,693	6,246
Total current assets	521,544	503,927
Long-term investments	11,222	15,030
Property and equipment, net	22,920	21,694
Operating lease right-of-use assets	11,281	8,793
Deferred income taxes	5,821	4,928
Intangibles, net	11,552	13,637
Goodwill	6,340	6,340
Other assets	312	10,605
Total assets	$590,992	$584,954
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,837	$19,859
Wages and related accruals	20,081	23,972
Customer advances	4,279	7,899
Current operating lease liabilities	4,403	3,380
Income taxes payable	2,370	1,065
Other current liabilities	9,158	10,778
Total current liabilities	56,128	66,953
Non-current operating lease liabilities	8,426	6,833
Other non-current liabilities	243	250
Liability for uncertain tax positions	1,017	1,017
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 30, 2021 and April 30, 2020	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,102,691 shares at January 30, 2021 and 24,063,639 shares at April 30, 2020	2	2
Additional paid-in capital	184,366	181,481
Accumulated other comprehensive income	347	328
Retained earnings	340,475	328,090
Total AeroVironment, Inc. stockholders’ equity	525,190	509,901
Noncontrolling interest	(12)	—
Total equity	525,178	509,901
Total liabilities and stockholders’ equity	$590,992	$584,954

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
	2021	2020	2021	2020
Revenue:
Product sales	$58,348	$36,432	$182,233	$159,657
Contract services (inclusive of related party revenue of $7,480 and $11,762 for the three months ended January 30, 2021 and January 30, 2020, respectively; and $35,318 and $37,491 for the nine months ended January 30, 2021 and January 25, 2020, respectively)	20,434	25,459	76,664	72,416
	78,782	61,891	258,897	232,073
Cost of sales:
Product sales	35,746	21,034	102,039	82,244
Contract services	14,395	17,361	51,955	49,895
	50,141	38,395	153,994	132,139
Gross margin:
Product sales	22,602	15,398	80,194	77,413
Contract services	6,039	8,098	24,709	22,521
	28,641	23,496	104,903	99,934
Selling, general and administrative	15,652	13,223	42,640	43,146
Research and development	13,631	11,381	36,710	30,948
(Loss) income from operations	(642)	(1,108)	25,553	25,840
Other income:
Interest income, net	94	1,122	417	3,717
Other (expense) income, net	(37)	120	68	632
(Loss) income before income taxes	(585)	134	26,038	30,189
(Benefit from) provision for income taxes	(924)	(38)	2,774	3,203
Equity method investment loss, net of tax	(81)	(1,200)	(10,891)	(3,410)
Net income (loss)	258	(1,028)	12,373	23,576
Net (income) loss attributable to noncontrolling interest	(47)	20	12	27
Net income (loss) attributable to AeroVironment, Inc.	$211	$(1,008)	$12,385	$23,603
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$0.01	$(0.04)	$0.52	$0.99
Diluted	$0.01	$(0.04)	$0.51	$0.98
Weighted-average shares outstanding:
Basic	23,942,782	23,821,145	23,924,017	23,790,788
Diluted	24,260,874	23,821,145	24,216,371	24,076,195

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
	2021	2020	2021	2020
Net income (loss)	$258	$(1,028)	$12,373	$23,576
Other comprehensive income (loss):
Change in foreign currency translation adjustments	—	(112)	75	67
Unrealized gain (loss) on available-for-sale investments, net of deferred tax benefit of $2 for the three and nine months ended January 30, 2021	5	—	(56)	—
Total comprehensive income (loss)	263	(1,140)	12,392	23,643
Net loss (income) attributable to noncontrolling interest	(47)	20	12	27
Comprehensive income (loss) attributable to AeroVironment, Inc.	$216	$(1,120)	$12,404	$23,670

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the nine months ended January 30, 2021 and January 25, 2020 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	$2	$181,481	$328,090	$328	$509,901	$—	$509,901
Net income (loss)	—	—	—	12,385	—	12,385	(12)	12,373
Unrealized loss on investments	—	—	—	—	(56)	(56)	—	(56)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	3,500	—	86	—	—	86	—	86
Restricted stock awards	62,675	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,833)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(25,290)	—	(1,955)	—	—	(1,955)	—	(1,955)
Stock based compensation	—	—	4,754	—	—	4,754	—	4,754
Balance at January 30, 2021	24,102,691	$2	$184,366	$340,475	$347	$525,190	$(12)	$525,178

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	$2	$176,216	$286,351	$2	$462,571	$4	$462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	23,603	—	23,603	(27)	23,576
Foreign currency translation	—	—	—	—	67	67	—	67
Stock options exercised	3,000	—	93	—	—	93	—	93
Restricted stock awards	74,892	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,769)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(17,307)	—	(1,009)	—	—	(1,009)	—	(1,009)
Stock based compensation	—	—	4,751	—	—	4,751	—	4,751
Balance at January 25, 2020	23,995,109	$2	$180,051	$310,619	$69	$490,741	$(23)	$490,718

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended January 30, 2021 and January 25, 2020 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total
Balance at October 31, 2020	24,103,980	$2	$183,298	$340,264	$342	$523,906	$(59)	$523,847
Net income	—	—	—	211	—	211	47	258
Unrealized loss on investments	—	—	—	—	5	5	—	5
Restricted stock awards	2,083	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,318)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(2,054)	—	(177)	—	—	(177)	—	(177)
Stock based compensation	—	—	1,245	—	—	1,245	—	1,245
Balance at January 30, 2021	24,102,691	$2	$184,366	$340,475	$347	$525,190	$(12)	$525,178

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income	Equity	Interest	Total
Balance at October 26, 2019	23,990,616	2	178,550	311,627	181	490,360	(3)	490,357
Net loss	—	—	—	(1,008)	—	(1,008)	(20)	(1,028)
Foreign currency translation	—	—	—	—	(112)	(112)	—	(112)
Restricted stock awards	9,200	—	—	—	—	—	—	—
Restricted stock awards forfeited	(764)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(3,943)	—	(266)	—	—	(266)	—	(266)
Stock-based compensation	—	—	1,767	—	—	1,767	—	1,767
Balance at January 25, 2020	23,995,109	$2	$180,051	$310,619	$69	$490,741	$(23)	$490,718

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 30,	January 25,
	2021	2020
Operating activities
Net income	$12,373	$23,576
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	8,650	7,107
Losses from equity method investments	10,891	3,410
Realized gain from sale of available-for-sale investments	(11)	—
Provision for doubtful accounts	(145)	(2)
Other non-cash income	(473)	(719)
Non-cash lease expense	3,592	3,453
Loss on foreign currency transactions	1	—
Deferred income taxes	(897)	(946)
Stock-based compensation	4,754	4,751
Loss (gain) on sale of property and equipment	2	(71)
Amortization of debt securities	143	(1,291)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	47,184	3,245
Unbilled receivables and retentions	14,753	(24,364)
Inventories	(7,569)	(10,766)
Income tax receivable	—	821
Prepaid expenses and other assets	(1,622)	216
Accounts payable	(3,346)	(1,301)
Other liabilities	(9,318)	7,947
Net cash provided by operating activities	78,962	15,066
Investing activities
Acquisition of property and equipment	(8,472)	(8,504)
Equity method investments	(2,150)	(9,551)
Business acquisition, net of cash acquired	—	(18,641)
Proceeds from sale of property and equipment	—	81
Redemptions of held-to-maturity investments	—	166,917
Purchases of held-to-maturity investments	—	(162,517)
Redemptions of available-for-sale investments	130,066	41,150
Purchases of available-for-sale investments	(125,644)	(59,297)
Net cash used in investing activities	(6,200)	(50,362)
Financing activities
Tax withholding payment related to net settlement of equity awards	(1,955)	(1,009)
Holdback and retention payments for business acquisition	(1,492)	—
Exercise of stock options	86	93
Net cash used in financing activities	(3,361)	(916)
Net increase (decrease) in cash, cash equivalents, and restricted cash	69,401	(36,212)
Cash, cash equivalents and restricted cash at beginning of period	255,142	172,708
Cash, cash equivalents and restricted cash at end of period	$324,543	$136,496
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$2,364	$518
Non-cash activities
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $2	$56	$—
Change in foreign currency translation adjustments	$75	$67
Acquisitions of property and equipment included in accounts payable	$746	$263

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 30, 2021 are not necessarily indicative of the results for the full year ending April 30, 2021. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2020, included in the Company’s Annual Report on Form 10-K.

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

In December 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment has been accounted for as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in equity method investment loss, net of tax in the consolidated statements of operations. During the nine months ended January 25, 2021, the Company recorded its proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC in the amount of $8,363,000. The Company’s investment has been written down to zero. Refer to Note 6—Equity Method Investments for further details.

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse Aerospace, LLC (“Pulse”) pursuant to the terms of a Unit Purchase Agreement (the “Pulse Purchase Agreement”). The assets, liabilities and operating results of Pulse have been included in the Company’s consolidated financial statements. On February 12, 2021, the Company dissolved its wholly-owned subsidiary, Pulse Aerospace, LLC, the results of which were not material to the consolidated financial statements as the Company has integrated the assets and operations. Refer to Note 17—Business Acquisitions for further details.

During the nine months ended January 25, 2020, the Company dissolved its wholly-owned subsidiary, Skytower, Inc., the results of which were not material to the consolidated financial statements.

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

Performance obligations satisfied over time accounted for 39% of revenue during the three and nine months ended January 30, 2021. Performance obligations satisfied at a point in time accounted for 61% of revenue during the three and nine months ended January 30, 2021.

On January 30, 2021, the Company had approximately $103,869,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 73% of the remaining performance obligations as revenue in fiscal 2021, an additional 26% in fiscal 2022, and the balance thereafter.

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

The nature of the Company’s contracts gives rise to several types of variable consideration, including penalty fees and incentive awards generally for late delivery and early delivery, respectively. The Company generally estimates such variable consideration as the most likely amount. In addition, the Company includes the estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. These estimates are based on historical award experience, anticipated performance and the Company’s best judgment at the time. Based on experience in estimating these amounts, they are included in the transaction price of the Company’s contracts and the associated remaining performance obligations.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or nine month periods ended January 30, 2021. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three or nine month periods ended January 30, 2021.

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

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
Revenue by major product line/program	2021	2020	2021	2020
Small UAS	$50,536	$36,965	$165,003	$162,868
TMS	19,598	7,908	48,093	21,419
HAPS	7,480	11,762	35,318	37,490
Other	1,168	5,256	10,483	10,296
Total revenue	$78,782	$61,891	$258,897	$232,073

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
Revenue by contract type	2021	2020	2021	2020
FFP	$61,230	$40,145	$190,530	$168,607
CPFF	17,530	20,863	68,329	60,384
T&M	22	883	38	3,082
Total revenue	$78,782	$61,891	$258,897	$232,073

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

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
Revenue by customer category	2021	2020	2021	2020
U.S. government	$60,633	$25,535	$170,023	$124,971
Non-U.S. government	18,149	36,356	88,874	107,102
Total revenue	$78,782	$61,891	$258,897	$232,073

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
Revenue by geographic location	2021	2020	2021	2020
Domestic	$51,062	$27,626	$150,890	$116,399
International	27,720	34,265	108,007	115,674
Total revenue	$78,782	$61,891	$258,897	$232,073

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the nine month period ended January 30, 2021 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 30, 2021 that was included in contract liability balances at the beginning of April 30, 2020 was $0 and $5,423,000, respectively; and revenue recognized for the three and nine month periods ended January 25, 2020 that was included in contract liability balances at the beginning of April 30, 2019 was $12,000 and $1,670,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount that was not significant. At January 30, 2021 and April 30, 2020, the Company had no reserve for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended		Nine Months Ended
	January 30, 2021	January 25, 2020	January 30, 2021	January 25, 2020
Denominator for basic earnings (loss) per share:
Weighted average common shares	23,942,782	23,821,145	23,924,017	23,790,788
Dilutive effect of employee stock options, restricted stock and restricted stock units	318,092	—	292,354	285,407
Denominator for diluted earnings (loss) per share	24,260,874	23,821,145	24,216,371	24,076,195

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 0 and 24 for the three and nine months ended January 30, 2021. Due to the net loss for the three months ended January 25, 2020, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 287,408 and 3,076 for the three and nine months ended January 25, 2020, respectively.

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

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of January 30, 2021. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $0 and $38,000 and has been recorded in other income, net in the consolidated statements of operations for the three and nine months ended January 30, 2021, respectively, and $57,000 and $545,000 and has been recorded in other income, net in the consolidated statements of operations for the three and nine months ended January 25, 2020, respectively.

3. Investments

Investments consist of the following (in thousands):

	January 30,	April 30,
	2021	2020
Short-term investments:
Available-for-sale securities:
Municipal securities	25,709	5,244
U.S. government securities	13,019	33,771
Corporate bonds	9,771	8,492
Total short-term investments	$48,499	$47,507
Long-term investments:
Available-for-sale securities:
Municipal securities	989	1,592
U.S. government securities	4,003	8,996
Total available-for-sale investments	4,992	10,588
Equity method investments
Investment in limited partnership fund	6,230	4,442
Total equity method investments	6,230	4,442
Total long-term investments	$11,222	$15,030

Available-For-Sale Securities

As of January 30, 2021 and April 30, 2020, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification is recorded in interest income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of January 30, 2021 and April 30, 2020, respectively (in thousands):

	January 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$26,691	$12	$(5)	$26,698
U.S. government securities	17,017	5	—	17,022
Corporate bonds	9,771	1	(1)	9,771
Total available-for-sale investments	$53,479	$18	$(6)	$53,491

	April 30, 2020
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$6,807	$29	$—	$6,836
U.S. government securities	42,730	41	(4)	42,767
Corporate bonds	8,495	—	(3)	8,492
Total available-for-sale investments	$58,032	$70	$(7)	$58,095

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at January 30, 2021 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$48,494	$48,499
Due after one year through five years	4,985	4,992
Total	$53,479	$53,491

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

The Company’s financial assets measured at fair value on a recurring basis at January 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$53,491	$—	$53,491
Total	$—	$53,491	$—	$53,491

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2020, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$58,095	$—	$58,095
Total	$—	$58,095	$—	$58,095

5. Inventories, net

Inventories consist of the following (in thousands):

	January 30,	April 30,
	2021	2020
Raw materials	$23,608	$15,988
Work in process	12,225	10,340
Finished goods	25,843	29,439
Inventories, gross	61,676	55,767
Reserve for inventory excess and obsolescence	(8,572)	(10,232)
Inventories, net	$53,104	$45,535

6. Equity Method Investments

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of January 30, 2021, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. During the nine months ended January 25, 2021, the Company recorded its proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC in the amount of $8,363,000. For the three and nine months ended January 30, 2021, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $0 and $10,810,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of income. HAPSMobile initially made its investment in Loon LLC in April 2019. For the three and nine months ended January 25, 2020, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $1,200,000 and $3,410,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. At January 30, 2021 and April 30, 2020, the carrying value of the investment in HAPSMobile of $0 and $10,455,000, respectively, was recorded in other assets. As the Company’s investment has been written down to zero, no future losses of HAPSMobile will be recorded in equity method investment loss, net of tax in subsequent periods.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. On July 15, 2020 and January 4, 2021, the Company made additional contributions of $1,173,000 and $977,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $2,904,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and nine months ended January 30, 2021, the Company recorded its ownership percentage of the net loss of the limited partnership, or $81,000 and $361,000, respectively, in equity method investment loss in the consolidated statements of income. For the three and nine months ended January 25, 2020, the Company recorded no net loss of the limited partnership. At January 30, 2021 and April 30, 2020, the carrying value of the investment in the limited partnership of $6,230,000 and $4,442,000, respectively, was recorded in long-term investments.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 30, 2021 and January 25, 2020, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 30,	January 25,	January 30,	January 25,
	2021	2020	2021	2020
Beginning balance	$2,126	$1,875	$2,015	$1,704
Warranty expense	277	250	1,038	1,469
Changes in estimates related to pre-existing warranties	—	—	—	(189)
Warranty costs settled	(231)	(289)	(881)	(1,148)
Ending balance	$2,172	$1,836	$2,172	$1,836

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	January 30,	April 30,
	2021	2020
Technology	$14,950	$14,950
Licenses	1,006	1,006
Customer relationships	873	873
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	3	3
Intangibles, gross	17,770	17,770
Less accumulated amortization	(6,218)	(4,133)
Intangibles, net	$11,552	$13,637

The weighted average amortization period at January 30, 2021 and April 30, 2020 was four years. Amortization expense for the three and nine months ended January 30, 2021 was $662,000 and $2,086,000, respectively. Amortization expense for the three and nine months ended January 25, 2020 was $775,000 and $2,102,000, respectively.

Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 17—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2021	$707
2022	2,829
2023	2,688
2024	2,629
2025	2,492
$11,345

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

Balance at April 30, 2020	$6,340
Additions to goodwill	-
Impairment of goodwill	-
Balance at January 30, 2021	$6,340

The goodwill balance at April 30, 2020 is attributable to the acquisition of Pulse. Refer to Note 17—Business Acquisitions for further details.

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 30,	January 25,
	2021	2020
Operating lease cost	$3,592	$3,453
Short term lease cost	369	489
Variable lease cost	3	609
Sublease income	(48)	(230)
Total lease costs, net	$3,916	$4,321

Supplemental lease information were as follows:

	Nine Months Ended	Nine Months Ended
	January 30,	January 25,
	2021	2020
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,470	$4,029
Right-of-use assets obtained in exchange for new lease liabilities	$5,760	$12,634

Weighted average remaining lease term	43 months	35 months
Weighted average discount rate	3.4%	3.6%

Maturities of operating lease liabilities as of January 30, 2021 were as follows (in thousands):

2021	$896
2022	4,581
2023	3,173
2024	2,608
2025	1,661
Thereafter	763
Total lease payments	13,682
Less: imputed interest	(853)
Total present value of operating lease liabilities	$12,829

11. Accumulated Other Comprehensive Income and Reclassifications Adjustments

The components of accumulated other comprehensive income and adjustments are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 30,	January 25,
	2021	2020
Balance, net of $0 deferred taxes, as of April 30, 2020 and April 30, 2019	$328	$2
Changes in foreign currency translation adjustments	75	67
Unrealized losses, net of $2 of deferred taxes for the nine months ended January 30, 2021	(56)	—
Balance, net of $2 and $0 deferred taxes, as of January 30, 2021 and January 25, 2020, respectively	$347	$69

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $14,811,000 and $58,979,000 for the three and nine months ended January 30, 2021, respectively. Revenue from customer-funded R&D was approximately $17,939,000 and $50,565,000 for the three and nine months ended January 25, 2020, respectively.

13. Long-Term Incentive Awards

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 30, 2021, the Company recorded $126,000 and $564,000 of compensation expense related to the Fiscal 2021 LTIP. The Company recorded no compensation expense related to the Fiscal 2021 LTIP for the three and nine months ended January 25, 2020. At January 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $7,946,000.

During the three months ended July 27, 2019, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended January 30, 2021, the Company recorded a reduction of $26,000 of compensation expense related to the Fiscal 2020 LTIP, and for the nine months ended January 30, 2021, the Company recorded $319,000 of compensation expense related to the Fiscal 2020 LTIP. For the three and nine months ended January 25, 2020, the Company recorded $215,000 and $512,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. At January 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,263,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 30, 2021, the Company recorded $27,000 and $291,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. For the three and nine months ended January 25, 2020, the Company recorded $246,000 and $294,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. At January 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2019 LTIP is $2,478,000.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. During the three months ended August 1, 2020, the Company issued a total of 16,228 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2018 LTIP. For the three and nine months ended January 30, 2021, the Company recorded no compensation expense. For the three and nine months ended January 25, 2020, the Company recorded $201,000 and $162,000 of compensation expense related to the Fiscal 2018 LTIP, respectively.

At January 30, 2021 and April 30, 2020, the Company recorded cumulative stock-based compensation expense from the Fiscal 2021 LTIP, Fiscal 2020 LTIP and Fiscal 2019 LTIP of $2,780,000 and $1,607,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets for the PRSUs. The estimation of whether the performance targets will be achieved requires judgment, and to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

14. Income Taxes

For the three and nine months ended January 30, 2021, the Company recorded a (benefit from) and provision for income taxes of $(924,000) and $2,774,000, respectively, yielding effective tax rates of 157.9% and 10.7%, respectively. For the three and nine months ended January 25, 2020, the Company recorded a (benefit from) and provision for income taxes of $(38,000) and $3,203,000, respectively, yielding effective tax rates of (28.4)% and 10.6%, respectively. The variance from statutory rates for the three and nine months ended January 30, 2021 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and nine months ended January 25, 2020 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and nine months ended January 30, 2021 or January 25, 2020. As of January 30, 2021 and April 30, 2020, approximately $21,200,000 remained authorized for future repurchases under this program.

16. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum net value of $181,320,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $7,480,000 and $35,318,000 for the three and nine months ended January 30, 2021, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $11,762,000 and $37,491,000 for the three and nine months ended January 25, 2020, respectively. At January 30, 2021 and April 30, 2020, the Company had unbilled related party receivables from HAPSMobile of $6,834,000 and $15,779,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. Refer to Note 6—Equity Method Investments for further details.

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

Pursuant to the Pulse Purchase Agreement, at closing, the Company paid $20,650,000 in cash, less closing indebtedness and transaction costs as defined in the Pulse Purchase Agreement, less a $250,000 retention to cover any post-closing indemnification claims, and less a $1,250,000 holdback amount, with the retention and holdback to be released to the member unit holders of Pulse, less any amounts paid or reserved, 18 months after the closing of the transactions in accordance with the terms of the Pulse Purchase Agreement. The closing cash consideration included the payoff of the outstanding indebtedness of Pulse as of the closing date. The Company financed the acquisition entirely from available cash on hand. During the three months ended January 30, 2021, the Company paid a total of $1,492,000 in holdback and retention payments.

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

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	January 25	January 26	January 25	January 26
	2020	2019	2020	2019
Revenue	$61,891	$75,922	$232,300	$228,533
Net income attributable to AeroVironment, Inc.	$(726)	$7,244	$24,227	$38,471

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

The Company incurred approximately $344,000 and $1,036,000 of acquisition-related expenses for the three and nine months ended January 25, 2020, respectively. These expenses are included in selling, general and administrative, research and development, and product cost of sales on the Company’s consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2018, nor are they indicative of results of operations that may occur in the future.

18. Subsequent Events

Arcturus Acquisition

On February 19, 2021, the Company closed its acquisition of Arcturus UAV, Inc., a California corporation (“Arcturus UAV”) pursuant to the Stock Purchase Agreement (the “Arcturus Purchase Agreement”) with Arcturus UAV and each of the shareholders and other equity interest holders of Arcturus UAV (collectively, the “Arcturus Sellers”), to purchase 100% of the issued and outstanding equity of Arcturus UAV (the “Arcturus Acquisition”). Arcturus UAV, headquartered in Petaluma, California, designs, engineers, tools, and manufactures unmanned aerial and aircraft systems including airborne platforms, payloads and payload integration, ground control systems, and ground support equipment and other items and services related generally to unmanned aircraft systems. Arcturus UAV became a wholly-owned subsidiary of the Company as of February 19, 2021.

Pursuant to the Arcturus Purchase Agreement, at the closing of the Arcturus Acquisition, the Company paid approximately $431,000,000 (subject to certain customary adjustments and escrow arrangements set forth in the Arcturus Purchase Agreement), financed with a combination of approximately $159,000,000 of cash-on-hand, $200,000,000 of financing pursuant to the Term Loan Facility, described below, and the issuance of approximately $72,000,000 of unregistered, restricted shares of common stock. As specified in the Arcturus Purchase agreement, the number of shares issued was determined based on a value of $50,000,000 and a calculated average price as of the last business day prior to execution of the Arcturus Purchase Agreement.

The final cash consideration is subject to certain customary adjustments, including for net working capital, cash, debt and unpaid transaction expenses (including change in control related payments triggered by the transaction) of Arcturus UAV at the Arcturus Closing, less $6,500,000 to be held in escrow to address final purchase price adjustments post-Arcturus Closing, if any (the “Adjustment Escrow”), and $1,822,500 to be held in escrow to address Arcturus UAV’s and/or the Sellers’ indemnification obligations (the “Indemnification Escrow”). The Adjustment Escrow, less any negative post-Closing adjustment to the cash consideration paid at Closing, is to be released to the Arcturus Sellers upon completion of the post-Arcturus Closing purchase price adjustment process; the Indemnification Escrow, less any amounts paid or reserved, is to be released to the Arcturus Sellers 12 months following the Arcturus Closing. To further address potential breaches of Arcturus UAV’s and the Sellers’ representations and warranties beyond the application of the Indemnification Escrow, the Company also obtained representation and warranty insurance policies providing $40,000,000 in coverage, subject to customary terms, exclusions and retention amounts.

Due to the timing of the close of the acquisition, the purchase accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. In addition, the Company is unable to provide pro forma revenues and earnings of the combined entity. All required disclosures will be included in the Company's Annual Report on Form 10-K for the fiscal year quarter ending April 30, 2021.

Credit Facilities

In connection with the consummation of the Arcturus Acquisition on February 19, 2021, the Company, as borrower, and Arcturus UAV, as guarantor, entered into a Credit Agreement with certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Credit Agreement”).

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200 million term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPMorgan Chase Bank were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus UAV. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

The Credit Facilities provide the Company with a choice of interest rates between (a) LIBOR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month LIBOR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects LIBOR (ranging from 1.50 - 2.25%) or Base Rate (ranging from 0.50 - 1.25%). The Company is also responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate would apply.

Any borrowing under the Credit Agreement may be repaid, in whole or in part, at any time and from time to time without premium or penalty other than customary breakage costs, and any amounts repaid under the Revolving Facility may be reborrowed. Mandatory prepayments are required under the revolving loans when borrowings and letter of credit usage exceed the aggregate revolving commitments of all lenders. Mandatory prepayments are also required in connection with the disposition of assets to the extent not reinvested and unpermitted debt transactions.

In support of its obligations pursuant to the Credit Facilities, the Company has granted security interests in substantially all of the personal property of the Company and its domestic subsidiaries, including a pledge of the equity interests in its subsidiaries (limited to 65% of outstanding equity interests in the case of foreign subsidiaries), and the proceeds thereof, with customary exclusions and exceptions. The Company’s existing and future domestic subsidiaries, including Arcturus UAV (as of the closing of its acquisition by the Company), will be guarantors for the Credit Facilities.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company and its Subsidiaries (as defined in the Credit Agreement) to incur any additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, or to enter into certain asset and stock-based transactions. In addition, the Credit Agreement includes certain financial maintenance covenants, requiring that (x) the Consolidated Leverage Ratio (as defined in the Credit Agreement) shall not be more than 3.00 to 1.00 as of the end of any fiscal quarter and (y) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) shall not be less than 1.25 to 1.00 as of the end of any fiscal quarter.

The Credit Agreement contains certain customary events of default, which include failure to make payments when due thereunder, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, invalidity of loan documents, or a Change of Control (as defined in the Credit Agreement). Upon the occurrence and continuation of an event of default, the Lenders may cease making future loans under the Credit Agreement and may declare all amounts owing under the Credit Agreement to be immediately due and payable.

Intelligent Systems Group Acquisition

On February 23, 2021, the Company purchased certain assets of, and assumed certain liabilities of, the Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation (the “ISG Acquisition”), a Virginia corporation (the “ISG Seller”), pursuant to the terms of an Asset Purchase Agreement (the “ISG Purchase Agreement”) of the same date by and among the Company, Seller and the sole shareholder of Seller (the “Beneficial Owner”). ISG is engaged in development of artificial intelligence-enabled computer vision, machine learning and perceptive autonomy technologies and provides related services to United States government customers.

In connection with the ISG Acquisition, the Company (i) paid a base purchase price of $30,000,000 in cash at closing and (ii) may pay additional cash consideration of up to $6,000,000 based on the achievement of certain revenue targets by ISG during the 3 years following closing, in each case, subject to the terms and conditions of the ISG Purchase Agreement, including certain customary adjustments.

As a condition to closing pursuant to the ISG Purchase Agreement, the Company and the ISG Seller entered into certain ancillary agreements, including a transition services agreement and two subleases pursuant to which the ISG Seller will provide the Company certain services and facilities space to accommodate the transition of ISG to the Company.

The parties to the ISG Purchase Agreement have made representations, warranties, and covenants that are customary for a transaction of this type, including, among other things, restrictions on the ISG Seller and the Beneficial Owner from engaging in certain competitive activities, as well as mutual indemnification obligations between the Company and the ISG Seller. To supplement certain indemnifications provided by the ISG Seller, the Company obtained a representation and warranty insurance policy.

Due to the timing of the close of the acquisition, the purchase accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. In addition, the Company is unable to provide pro forma revenues and earnings of the combined entity. All required disclosures will be included in the Company's Annual Report on Form 10-K for the fiscal year quarter ending April 30, 2021.

Telerob Acquisition

On December 3, 2020, the Company entered into a Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Telerob Seller (collectively, the “Shareholders”), to purchase 100% of the issued and outstanding shares of Seller’s wholly-owned subsidiary, Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob”), including Telerob’s wholly owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob, the “Telerob Group”). The Telerob Group develops, manufactures, sells, and services remote-controlled ground robots and transport vehicles for civil and defense applications. Upon closing of the transactions contemplated by the Telerob Purchase Agreement, which is anticipated in the fourth quarter, Telerob will become a wholly-owned subsidiary of the Company.

Pursuant to the Telerob Purchase Agreement, the Company will pay approximately €37,455,000 (approximately $45.4 million) in cash at the closing to the Telerob Seller, subject to certain purchase price adjustments, less (a) €3,000,000 (approximately $3.6 million) to be held in escrow for breaches of the Telerob Seller’s warranties; (b) transaction-related fees and costs incurred by the Telerob Seller; (c) 50% of the cost of obtaining the warranty insurance policy; and (d) payments to Shareholders or outside the ordinary course of business if made after September 30, 2020. In addition, at closing the Company will pay off approximately €7.8 million (approximately $9.4 million) of certain indebtedness of the Telerob Group. This indebtedness may be offset by any cash on hand at the Telerob Group at closing. The escrow amount is to be released to the Telerob Seller, less any amounts paid or reserved, 30 months following the closing date.

In addition, the Telerob Seller may receive up to a total of €6,000,000 (approximately $7.3 million) in additional cash consideration over a three year period contingent upon the achievement of three distinct milestones. The first two milestones are the achievement of specific revenue targets and the third milestone is obtaining certain contract awards from the U.S. military.

The transactions contemplated by the Telerob Purchase Agreement are subject to certain closing conditions, including: (i) clearance by the German government; (ii) the accuracy of each party’s warranties (subject to customary materiality qualifiers); (iii) each party’s compliance with its covenants and agreements contained in the Telerob Purchase Agreement (subject to customary materiality qualifiers); and (iv) other customary closing conditions.

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 30, 2021 and January 25, 2020, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended January 30, 2021 and January 25, 2020, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 30,	January 25,
	2021	2020

Gross favorable adjustments	$428	$1,369
Gross unfavorable adjustments	(228)	(217)
Net favorable adjustments	$200	$1,152

For the three months ended January 30, 2021, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 12 contracts, which individually were not material.

For the three months ended January 25, 2020, favorable cumulative catch-up adjustments of $1.4 million were primarily due to final cost adjustments on seven contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 13 contracts, which individually were not material.

	Nine Months Ended
	January 30,	January 25,
	2021	2020

Gross favorable adjustments	$1,898	$1,878
Gross unfavorable adjustments	(1,103)	(709)
Net favorable adjustments	$795	$1,169

For the nine months ended January 30, 2021, favorable cumulative catch-up adjustments of $1.9 million were primarily due to final cost adjustments on 15 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 23 contracts, which individually were not material.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 30, 2021 Compared to Three Months Ended January 25, 2020

	Three Months Ended
	January 30,	January 25,
	2021	2020

Revenue	$78,782	$61,891
Cost of sales	50,141	38,395
Gross margin	28,641	23,496
Selling, general and administrative	15,652	13,223
Research and development	13,631	11,381
Loss from operations	(642)	(1,108)
Other income:
Interest income, net	94	1,122
Other (expense) income, net	(37)	120
(Loss) income before income taxes	(585)	134
Benefit from income taxes	(924)	(38)
Equity method investment loss, net of tax	(81)	(1,200)
Net income (loss)	$258	$(1,028)

Revenue. Revenue for the three months ended January 30, 2021 was $78.8 million, as compared to $61.9 million for the three months ended January 25, 2020, representing an increase of $16.9 million, or 27%. The increase in revenue was due to an increase in product revenue of $21.9 million, partially offset by a decrease in service revenue of $5.0 million. The increase in product revenue was primarily due to an increase in small UAS and TMS revenue. Within small UAS, increases in product deliveries to customers within the U.S. Department of Defense were partially offset by decreases in product deliveries to international allied customers. The decrease in service revenue was primarily due to a decrease in customer-funded R&D revenue.

Cost of Sales. Cost of sales for the three months ended January 30, 2021 was $50.1 million, as compared to $38.4 million for the three months ended January 25, 2020, representing an increase of $11.7 million, or 31%. The increase in cost of sales was a result of an increase in product cost of sales of $14.7 million, partially offset by a decrease in service costs of sales of $3.0 million. The increase in product cost of sales was primarily due to an increase in product sales and an unfavorable mix. The decrease in service costs of sales was primarily due to the decrease in service revenue. As a percentage of revenue, cost of sales increased from 62% to 64%, primarily due to an unfavorable product mix, partially offset by an increase in the proportion of product sales to total revenue.

Gross Margin. Gross margin for the three months ended January 30, 2021 was $28.6 million, as compared to $23.5 million for the three months ended January 25, 2020, representing an increase of $5.1 million, or 22%. The increase in gross margin was due to an increase in product margin of $7.2 million, partially offset by a decrease in service margin of $2.1 million. The increase in product margin was primarily due to the increase in product sales, partially offset by an unfavorable product mix. The decrease in service margin was primarily due to the decrease in service revenue. As a percentage of revenue, gross margin decreased from 38% to 36%, primarily due to an unfavorable product mix, partially offset by an increase in the proportion of product sales to total revenue.

Selling, General and Administrative. SG&A expense for the three months ended January 30, 2021 was $15.7 million, or 20% of revenue, as compared to SG&A expense of $13.2 million, or 21% of revenue, for the three months ended January 25, 2020. The increase in SG&A expense was primarily due to an increase in acquisition related expenses of $3.1 million related to the Arcturus Acquisition, ISG Acquisition and the pending acquisition of Telerob.

Research and Development. R&D expense for the three months ended January 30, 2021 was $13.6 million, or 17% of revenue, as compared to R&D expense of $11.4 million, or 18% of revenue, for the three months ended January 25, 2020. R&D expense increased by $2.3 million, or 20%, for the three months ended January 30, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products and development of new product lines.

Interest Income, net. Interest income, net for the three months ended January 30, 2021 was $0.1 million compared to interest income, net of $1.1 million for the three months ended January 25, 2020. The decrease in interest income was primarily due to a decrease in the average interest rate earned on our investment portfolio.

Other (Expense) Income, net. Other expense, net, for the three months ended January 30, 2021 was $37 thousand compared to other income, net of $0.1 million for the three months ended January 25, 2020.

Benefit from Income Taxes. Our effective income tax rate was 157.9% for the three months ended January 30, 2021, as compared to (28.4)% for the three months ended January 25, 2020. The decrease in the effective income tax rate was primarily due to lower projected annual effective tax rate in the current fiscal year over last fiscal year.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended January 30, 2021 was $0.1 million compared to $1.2 million for the three months ended January 25, 2020.

Nine Months Ended January 30, 2021 Compared to Nine Months Ended January 25, 2020

	Nine Months Ended
	January 30,	January 25,
	2021	2020

Revenue	$258,897	$232,073
Cost of sales:	153,994	132,139
Gross margin	104,903	99,934
Selling, general and administrative	42,640	43,146
Research and development	36,710	30,948
Income from operations	25,553	25,840
Other income:
Interest income, net	417	3,717
Other income, net	68	632
Income before income taxes	26,038	30,189
Provision for income taxes	2,774	3,203
Equity method investment loss, net of tax	(10,891)	(3,410)
Net income	$12,373	$23,576

Revenue. Revenue for the nine months ended January 30, 2021 was $258.9 million, as compared to $232.1 million for the nine months ended January 25, 2020, representing an increase of $26.8 million, or 12%. The increase in revenue was due an increase in product revenue of $22.6 million and an increase in service revenue of $4.2 million. The increase in product deliveries was primarily due to an increase in TMS revenue and an increase in product deliveries of small UAS. Within small UAS, increases in product deliveries to customers within the U.S. Department of Defense were partially offset by decreases in product deliveries to international allied customers. The increase in service revenue was primarily due to an increase in customer-funded R&D revenue, partially offset by a decrease in engineering services revenue.

Cost of Sales. Cost of sales for the nine months ended January 30, 2021 was $154.0 million, as compared to $132.1 million for the nine months ended January 25, 2020, representing an increase of $21.9 million, or 17%. The increase in cost of sales was a result of an increase in product cost of sales of $19.8 million and an increase in service costs of sales of $2.1 million. The increase in product costs was primarily due to the increase in product deliveries and an unfavorable product mix. The increase in service costs of sales was primarily due to the increase in service revenue. As a percentage of revenue, cost of sales increased from 57% to 59%, primarily due to an unfavorable product mix.

Gross Margin. Gross margin for the nine months ended January 30, 2021 was $104.9 million, as compared to $99.9 million for the nine months ended January 25, 2020. The increase in gross margin was primarily due to an increase in product margin of $2.8 million and an increase in service margin of $2.2 million. The increase in product margin was primarily due to an increase in product sales, partially offset by an unfavorable product mix. The increase in service margin was primarily due to an increase in service revenue. As a percentage of revenue, gross margin decreased from 43% to 41%, primarily due to an unfavorable product mix.

Selling, General and Administrative. SG&A expense for the nine months ended January 30, 2021 was $42.6 million, or 16% of revenue, as compared to SG&A expense of $43.1 million, or 19% of revenue, for the nine months ended January 25, 2020. The decrease in SG&A expense was primarily due to lower advertising, business travel and trade show expenses primarily related to COVID-19 related restrictions, partially offset by an increase in employee related expenses and acquisition related expenses of $3.1 million related to the Arcturus Acquisition, ISG Acquisition and the pending acquisition of Telerob.

Research and Development. R&D expense for the nine months ended January 30, 2021 was $36.7 million, or 14% of revenue, as compared to R&D expense of $30.9 million, or 13% of revenue, for the nine months ended January 25, 2020. R&D expense increased by $5.8 million, or 19%, for the nine months ended January 30, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products and development of new product lines.

Interest Income, net. Interest income, net for the nine months ended January 30, 2021 was $0.4 million compared to interest income, net of $3.7 million for the nine months ended January 25, 2020. The decrease in interest income was primarily due to a decrease in the average interest rate earned on our investment portfolio.

Other Income, net. Other income, net, for the nine months ended January 30, 2021 was $0.1 million compared to other income, net of $0.6 million for the nine months ended January 25, 2020. The decrease in other income, net was primarily due to a decrease in transition services performed on behalf of the buyer of the discontinued EES Business.

Provision for Income Taxes. Our effective income tax rate was 10.7% for the nine months ended January 30, 2021, as compared to 10.6% for the nine months ended January 25, 2020.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the nine months ended January 30, 2021 was a loss of $10.9 million compared to equity method investment loss, net of tax of $3.4 million for the nine months ended January 25, 2020. The increase was primarily due to a loss of $8.4 million for our proportion of HAPSMobile’s impairment of its investment in Loon LLC.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 30, 2021, our funded backlog was approximately $103.9 million.

In addition to our funded backlog, we also had unfunded backlog of $116.1 million as of January 30, 2021. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the FCS domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into a Credit Agreement for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit, and (ii) a five-year amortized $200 million term A loan (together the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 18—Subsequent Events to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our recent acquisitions of Arcturus UAV and ISG and our pending acquisition of Telerob. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the recent acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services and financing our pending acquisition of Telerob. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

Although not material in value alone or in aggregate, during the nine months ended January 30, 2021, we made certain commitments outside of the ordinary course of business, including capital contributions of $2.1 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund of which $2.9 million was remaining at January 30, 2021.

Cash Flows

The following table provides our cash flow data for the nine months ended January 30, 2021 and January 25, 2020 (in thousands):

	Nine Months Ended
	January 30,	January 25,
	2021	2020

	(Unaudited)
Net cash provided by operating activities	$78,962	$15,066
Net cash used in investing activities	$(6,200)	$(50,362)
Net cash used in financing activities	$(3,361)	$(916)

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 30, 2021 increased by $63.9 million to $79.0 million, as compared to net cash provided by operating activities of $15.1 million for the nine months ended January 25, 2020. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $64.3 million, largely related to collections of receivables, and losses from equity method investments of $7.5 million, partially offset by a decrease in net income $11.2 million.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $44.2 million to $6.2 million for the nine months ended January 30, 2021, as compared to net cash used by investing activities of $50.4 million for the nine months ended January 25, 2020. The decrease in net cash used in investing activities was primarily due a decrease in cash used in business acquisition of $18.6 million and a decrease in purchases net of redemptions of available-for-sale investments of $22.6 million, partially offset by an increase in purchases net of redemptions of held-to-maturity investments of $4.4 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $2.4 million to $3.4 million for the nine months ended January 30, 2021, as compared to net cash used by financing activities of $0.9 million for the nine months ended January 25, 2020. The increase in net cash used by financing activities was primarily due to an increase in holdback and retention payments related to a prior business acquisition of $1.5 million and an increase in tax withholding payments related to net settlement of equity awards of $0.9 million.

Contractual Obligations

During the three months ended January 30, 2021, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2020.

Off-Balance Sheet Arrangements

As of January 30, 2021, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended January 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $200 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. On December 3, 2020, we entered into a share purchase agreement to purchase 100% of the issued and outstanding shares of Seller’s wholly-owned subsidiary, Telerob Gesellschaft für Fernhantierungstechnik mbH for €51 million inclusive of certain contingent consideration payments. In addition, we occasionally engage in forward contracts in foreign currencies to limit our exposure on non-U.S. dollar transactions.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s complaint and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit has begun and is ongoing and, as of June 17, 2020, a trial has been set for July 14, 2021. At present, the parties continue to engage in discovery and started conducting depositions in October 2020. Depositions ceased in November 2020 due to restrictions resulting from the global COVID-19 pandemic and began again in February 2021. We expect to seek and obtain a trial continuance to account for pandemic-related delays, and therefore anticipate a new trial date in early 2022. We continue to mount a vigorous defense.

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

In February 2021 we announced the acquisition of Arcturus UAV, Inc., which designs, engineers, tools, manufactures and provides unmanned UAS and related products and services, and ISG, which develops artificial intelligence-enabled computer vision, machine learning and perceptive autonomy technologies and provides related services. Additionally, in December 2020, we announced the planned acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company ("Telerob") that develops, manufactures, sells, and services remote-controlled ground robots and transport vehicles for civil and defense applications. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of each target company and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers, if any, of each target company;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience (including the introduction of international operations upon the planned acquisition of Telerob);

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products or its regulatory compliance;

●	expanded regulatory compliance complexity and risk; and

●	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock consideration issued in the Arcturus Closing, then our existing stockholders may be diluted, which could lower the market price of our common stock. If we finance acquisitions through debt, such as the Credit Facilities we entered into in connection with the consummation of the Arcturus Acquisition, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility.

If we fail to properly evaluate acquisitions or investments, then we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

Borrowings under our credit facilities could adversely affect our financial condition and restrict our operating flexibility.

On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Agreement, which, together with its associated Security and Pledge Agreement, sets forth the terms and conditions of the Term Loan Facility and Revolving Facility. Upon execution of the Credit Agreement, we drew down $200.0 million, the full principal amount of the Term Loan Facility, to partially finance the acquisition of Arcturus UAV.

The Term Loan Facility has a five-year term expiring in February 2026 and bears interest, at our option, either at a LIBOR rate or a base rate plus a fixed applicable margin dependent on our consolidated leverage ratio under the terms of the agreement. We are required to pay 5.0% of the outstanding obligations under the Term Loan Facility in each of the first four loan years, with the remaining 80.0% payable in the fifth loan year, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the maturity date. The Revolving Facility as a term of 5 years. As of February 19, 2021 we have only letters of credit issued pursuant to the Revolving Facility, totaling $3.6 million and replacing prior letters of credit outstanding.

In support of our obligations under the Credit Facilities, we have granted security interests in substantially all of our personal property and that of our domestic subsidiaries, including a pledge of the equity interests in our subsidiaries (limited to 65% of outstanding equity interests in the case of our foreign subsidiaries), subject to customary exclusions and exceptions. In addition, our domestic subsidiaries, including Arcturus UAV, are required to be guarantors of the Credit Facilities.

In addition, our increased level of indebtedness may have important consequences to us, including:

●	increasing our vulnerability to adverse general economic and industry conditions;

●	requiring us to dedicate a portion of our cash flows to the payment of interest and when applicable, principal, on our indebtedness and other obligations thereby reducing the availability of our cash flow to fund working capital, capital expenditures, research and development efforts, execution of our business strategy, acquisitions and other general corporate purposes;

●	limiting our flexibility in planning for, or reacting to, changes in the economy, the defense industry, and the markets in which we operate;

●	subjecting us to maintenance of various financial covenants and adherence to certain other affirmative and negative covenants, requiring us to seek lender consent or waiver in relation to our financial performance or other potential strategic actions in the future;

●	placing us at a competitive disadvantage compared to our competitors with less indebtedness;

●	exposing us to substantial interest rate risk due to the variable interest rate under the Credit Facilities, such that, if interest rates were to increase substantially during the term of the Credit Facilities, the resulting increase in our interest payment obligations could adversely affect our operating results and our ability to service the indebtedness under the Credit Facilities; and

●	making it more difficult for us to borrow additional funds in the future to fund our growth, acquisitions, working capital, capital expenditures, and other purposes.

To the extent we incur additional indebtedness, the risks described above could increase.

If we do not have sufficient funds to repay the Term Loan Facility when it becomes due in 2026, it may be necessary to refinance our debt through additional debt or equity financings. If, at the time of any such refinancing, prevailing interest rates or other factors result in higher interest rates on such refinanced debt, such increases in our interest expense could have an adverse effect on our business, results of operations and financial condition.

The Credit Agreement contain customary events of default, upon the occurrence and during the continuation of which, after any applicable grace period, the lenders would have the ability to declare the loans due and payable in whole or in part. Among other things, if we fail to make required debt payments, or if we fail to comply with financial or other covenants in the Credit Agreement, we would be in default under the terms thereof. The Credit Agreement contains customary negative covenants that include, subject to customary exclusions:

●	Restrictions on additional liens on our assets.
●	Restrictions on incurring additional indebtedness.
●	Restrictions on new investments, including acquisitions, mergers, investments in subsidiaries that are not guarantors of the debt, and joint ventures.
●	Restrictions on disposal of assets.
●	Restrictions on payments of cash dividends.
●	Restrictions on changing the nature of our business.
●	A requirement to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio.

●	Restrictions on changes to our accounting policies.
●	Restrictions on payments of any junior indebtedness.

To the extent we would wish to engage in any of the prohibited behaviors, we would need to obtain consent under the Credit Agreement, which may not be timely forthcoming or at all. If a default event were to occur, we may not have sufficient available cash to repay such outstanding debt obligations at the time they become due, or be able to refinance such debt on acceptable terms or at all.

Any of the foregoing limitations or events could materially and adversely affect our financial condition and results of operations.

We are presently classified as a small business Defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set-aside US government contracts.

Because we have fewer than 1,500 employees, we are presently classified as a small business Defense contractor under our primary North American Industry Classification Systems (NAICS) industry and product specific codes (336411 - Aircraft Manufacturing) which are regulated in the United States by the Small Business Administration (SBA). Businesses that meet the small business size standard for the relevant NAICS code are able to bid on small business set-aside contracts. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. As we continue to grow and add employees, including through acquisitions, or if NAICS codes are revised, we could cease to qualify as a small business, which could adversely impact our eligibility for special small business programs and limit our ability to partner with other business entities that seek to team with small business entities as may be required under a specific contract. If we out grow our small business classification, we would not be eligible to serve as the prime contractor on small business set aside programs and may need to implement a small business subcontracting plan with other companies that qualify as a small business, for SBA approval. The loss of our small business classification could have a material adverse effect on our financial position and/or results of operations. Additionally, if we are no longer eligible for the small business exemption from compliance with the full range of Cost Accounting Standards (“CAS”), we would be required to demonstrate compliance with such standards upon the award of a contract subject to the full range of CAS, which will impose additional administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers and adversely affect our results of operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the nine months ended January 30, 2021. As of January 30, 2021, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1†	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.2	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.
10.3†

Credit Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners.

10.4ǂ	Security and Pledge Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain obligors, and Bank of America, N.A., as the administrative agent.
10.5ǂ	Amendment No. 14 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of January 11, 2021
10.6ǂ†	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Interim Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

ǂ Pursuant to Items 601(b)(2) and/or 601(b)(10) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted.

† Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Items 601(a)(5) and/or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementally a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis upon request.

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

Date: March 9, 2021		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)