Form 10-K
period 2021-04-30
AeroVironment Inc
filed 2021-06-29
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2021
☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from to

Commission file number 001-33261

AEROVIRONMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
241 18th Street South, Suite 415
Arlington, VA	22202
(Address of Principal Executive Offices)	(Zip Code)
Registrant’s telephone number, including area code: (805) 520-8350

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVAV	The NASDAQ Stock Market LLC

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

Large accelerated filer ⌧ Accelerated filer ◻Smaller reporting company ☐

Non-accelerated filer ◻ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 31, 2020 was approximately $1,663.1 million.

As of June 23, 2021, the issuer had 24,777,816 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2021, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms such as “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development programs;
●	our reliance on certain customers, including the U.S. government and HAPSMobile, Inc. and/or SoftBank Corp., for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and international customers and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator, to create new market opportunities and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products and services;

●	increased competition, including from firms that have substantially greater resources than we have and in the UAS business from lower-cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats;

●	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems;

●	changes in the regulatory environment;

●	the impact of our recent acquisitions our ability to successfully integrate them into our operations;
●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes resulting from the ongoing COVID-19 pandemic, such as shelter-in-place orders, travel restrictions, social distancing and quarantine policies, boycotts, curtailment of trade, diversion of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;

●	failure to develop new products or integrate new technology into current products;
●	unfavorable results in legal proceedings; and

●	general economic and business conditions in the United States and elsewhere in the world.

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

Item 1. Business.

Acquisition of Telerob GmbH

On May 3, 2021, we purchased 100% of the issued and outstanding shares of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob”), including Telerob’s wholly owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob, the “Telerob Group”) pursuant to a share purchase agreement with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Seller”), and each of the unit holders of the Seller.

The disclosures and references in this Annual Report, including financial data, the description of our business operations in this Item 1, and risk factors related to our operations included in Item 1A include the Telerob Group acquisition, unless otherwise specifically noted. The assets, liabilities and results of operations of the Telerob Group have not been consolidated into our results as of and for the period ended April 30, 2021 or any of the historical periods presented.

Overview

We design, develop, produce, deliver and support a technologically-advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”), unmanned ground vehicles (“UGV”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions offer the potential for significant long-term growth. Additionally, we believe that some of the innovative potential products, services and technologies in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

Our success with our current product and service offering stems from our investments in research and development to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working very closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include robotics and robotics systems autonomy; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power wireless digital communications; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming and unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere or extreme environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS, TMS and UGV that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Our Strategy

As a technology solutions provider, our strategy is to grow our business by delivering innovative, safe and reliable multi-domain solutions that provide customers with valuable capabilities. Delivering these capabilities will enable us to create new markets or market segments, gain share in existing markets and grow as market adoption increases. We believe that by introducing new solutions, or acquiring differentiated solutions developed by others, that provide customers with compelling value, we can grow our business profitably, both in new and existing markets. By providing differentiated solutions we believe we can compete effectively against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

We intend to grow our business by preserving a leadership position in our core UAS, TMS and UGV markets, and by creating or acquiring new solutions and capabilities that enable us to establish leadership positions in new markets. Key components of this strategy include the following:

Expand the market penetration of existing products and services. Our small and medium UAS, TMS and UGV enjoy leading positions in their respective markets. We intend to increase the penetration of our small and medium UAS and UGV products and services within the U.S. military, the military forces of allied nations, other government agencies and non-government organizations, including commercial entities, and to increase the penetration of our TMS within the U.S. military and within the military forces of allied nations. We believe that the broad adoption of our small and medium UAS and TMS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market. Similarly, we expect the adoption of our UGV solutions to expand our presence in the U.S. military market.

Deliver innovative new solutions into existing and new markets. Customer-focused innovation is the primary driver of our growth. We plan to continue investing in internally-funded research and development projects while expanding our pursuit of customer-funded research and development projects to generate revenue and develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets, and enable us to create new opportunities for growth. We view strategic partnerships as means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities. We also consider acquisitions as a method to obtain valuable products or technologies that can further enable our growth strategy.

Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel. Our company culture encourages innovation and entrepreneurialism, which helps to attract and retain highly-skilled professionals. We intend to preserve this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. Our values of “customer commitment,” “trust and teamwork,” “innovate and simplify,” and “ownership and results” serve as the foundation of our culture. We believe that our values help to guide the behavior of our team members and serve to maintain a positive work environment that inspires loyalty among them and customers. We also believe that our values facilitate the integration of new team members who join us as a result of acquisitions.

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

Effectively manage our growth portfolio for long-term value creation. Our production and development programs and services present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and within the context of other investment opportunities to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

Customers

We sell the majority of our UAS and services to organizations within the U.S. DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, and to allied governments. We sell our TMS and services to organizations within the U.S. DoD and allied military forces. We sell our UGV and services to U.S. and allied government military and public safety agencies as well as to commercial entities. We also develop High Altitude Pseudo-Satellite (“HAPS”) systems for SoftBank Corp. and HAPSMobile Inc., a commercial joint venture of which we own approximately 7%.

During our fiscal year ended April 30, 2021, we generated approximately 34% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 27% of our sales revenue, and HAPSMobile Inc. accounted for 11% of our sales revenue. Sales revenue to other foreign customers, inclusive of foreign military sales made through the DoD, commercial and consumer customers accounted for the remaining 28% of sales revenue during our fiscal year ended April 30, 2021.

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

The innovations developed by our company and our founder include, among others: the world’s first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world’s highest flying airplane in level flight, Helios™, a solar-powered unmanned aircraft system that reached over 96,000 feet above sea level in 2001; Global Observer, the world’s first liquid hydrogen-fueled unmanned aircraft system; the Nano Hummingbird™, the world’s first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight; and Blackwing™, the first submarine-launched unmanned aircraft system deployed by the U.S. Navy and a considerable portion of JPL/NASA’s Mars Ingenuity Helicopter, the first aircraft to perform a powered flight on another planet. The Smithsonian Institution possesses seven vehicles developed by our company or our founder in its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop innovative new solutions.

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

As of April 30, 2021, we had issued and retained 230 U.S. patents, as well as 58 pending U.S. patent applications; 15 active Patent Cooperation Treaty applications; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

The U.S. government has licenses to some of our intellectual property that was specifically developed in performance of government contracts, and may use or authorize others to use this intellectual property. In some cases, we fund the development of certain intellectual property to maximize its value and limit its use by potential competitors. While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to any particular piece of our intellectual property would have a material adverse effect on our overall business.

Research, Development and Commercialization Projects

A core component of our business strategy is the focused development and commercialization of innovative solutions that we believe can become new products or services that enable us to create large new markets or accelerate the growth of our current markets. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

Sales and Marketing

Our marketing strategy is based on establishing leadership positions in new markets that we create through the introduction or acquisition of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve the successful adoption of our solutions. Once we establish a market position we work to maintain our leadership while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, Wasp, Quantix, VAPOR, ArcturusUAV and Jump and have several pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales, inclusive of foreign military sales, accounted for approximately 39%, 45% and 52%, of our revenue for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.

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

We outsource certain production activities, such as the fabrication of certain aerostructures, the manufacture and assembly of electronic printed circuit boards, and payload components to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on our core expertise of final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. (See “Risk Factors—If critical components or raw materials used to manufacture our products become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products, which could damage our business” for more information.) A majority of our production systems operate in accordance with our AS9100D registered Quality Management System, which is focused on continuous improvement in order to increase acceptance rates, reduce lead times and lower cost.

Customer Funded Research and Development

We actively pursue externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers, such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command, for projects that we believe have the potential for future procurement. In some cases, commercial enterprises may fund our research and development activities, as with our HAPS UAS development program. Providing these services contributes to the development and enhancement of our technical competencies. We carefully manage the volume of customer funded research and development projects based on projects’ available resources, and expect to expand our team to support growth in this area of our business.

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

Raw Materials and Suppliers

Historically, we have not experienced significant delays in the supply or availability of our key raw materials or components provided by our suppliers; however, we have recently experienced shortages of certain components in our TMS product line which caused short term delays in production. Historically, we not experienced a significant price increase for raw materials or components. We believe all of these raw materials and components are available to meet our needs from various suppliers. We have not yet been materially impacted by the global shortage in semiconductor chips, but if the shortage were to worsen or continue for an extended period of time, we could experience material delays.

Product Mix

The table below shows our revenue for the periods indicated by major product line:

	Fiscal Year Ended
	April 30,
	2021	2020	2019
Small UAS	60%	61%	58%
Medium UAS ("MUAS")	4%	—%	—%
TMS	22%	17%	21%
HAPS	11%	17%	18%
Other	3%	5%	3%

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2021	2020	2019
Fixed-price contracts	78%	73%	71%
Cost-reimbursable contracts	22%	26%	28%
Time-and-materials contracts	—%	1%	1%

Human Capital Resources

We acknowledge that our employees are the Company’s most valuable asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment – one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. We believe that this kind of corporate culture results in employees who are happier, more creative, and more productive, supporting our ongoing innovation. We work to make our employees’ experience a priority, and we take tremendous pride in being certified by Great Place to Work Institute, Inc. as a Great Place to Work.

Workforce Demographics

As of April 30, 2021, we had 1,165 full time employees and 12 part time employees, of whom 404 were in research and development and engineering, 62 were in sales and marketing, 493 were in operations and 218 were general and administrative personnel. Not included in the above totals are 94 full time employees who joined AeroVironment as part of our acquisition of Telerob in May 2021.

Talent Acquisition, Retention and Development

Our ability to attract, develop and retain top talent, particularly those with technical and engineering backgrounds or experience, is critical for us to execute our strategy and grow our businesses. We continuously monitor the hiring, retention and management of our employees. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields. We regularly conduct confidential surveys to seek feedback from our employees and use those results to improve our workplace. We attract and reward our employees by providing market competitive compensation and benefit practices, including incentives and recognition plans that extend to all levels in our organization. We invest in our workforce through education, training and development programs and offering tuition assistance programs for continuing education or industry certifications. Additionally, we regularly conduct succession planning to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our strategy.

Diversity and Inclusion

At AeroVironment, creating a culture of diversity and inclusion is something we work on every day. We believe that a diverse workforce and an inclusive workplace is a major catalyst for driving innovation. We have focused our diversity and inclusion initiatives on employee recruitment, including investments in minority-serving institutions and outreach, employee training and development, such as efforts focused on expanding the diverse talent pipeline, and employee engagement, including through participation in employee focus groups on various topics related to diversity and inclusion.

Employee Safety and Health

Our safety and health program seeks to optimize our operations through targeted safety, health and wellness opportunities designed to ensure safe work conditions, create a healthy work environment, promote workforce resiliency and enhance business value. We have taken extraordinary measures to protect our workforce in response to the COVID-19 pandemic. We implemented extensive safety protocols to support our essential employees required to work onsite. Within our production and office areas we have established a number of safety protocols, including face covering and physical distance requirements, enhanced cleaning, encouraging daily self-health checks and voluntary temperature screening stations. We have implemented a flexible teleworking policy for employees who can meet our customer commitments remotely; a significant portion of our workforce began teleworking in mid-March 2020 and were continuing to telework as of June 15, 2021. In addition, we have sought to ensure that they have the technology, flexible work schedules, office equipment and other services needed during this time to enable them to work effectively from home. We have also implemented a coronavirus reporting mechanism for illness or exposure and positive COVID-19 tests. As part of that reporting process, we have developed a robust contact tracing program to identify employees who were in close contact with the ill employee in the workplace. We provide several channels for all employees to speak up, ask for guidance, and report concerns related ethics or safety violations. We address employee concerns and take appropriate actions that uphold our AeroVironment values.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2021 and 2020, our backlog was approximately $211.8 million and $208.1 million, respectively. We expect that approximately 94% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2022.

In addition to our funded backlog, we also had unfunded backlog of $143.2 million and $122.0 million as of April 30, 2021 and 2020, respectively. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the FCS domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract. Additionally, unfunded backlog on the SOCOM MEUAS contract reflects only those sites which have been awarded to Arcturus UAV, Inc. (“Arcturus”) and does not include the remaining potential value associated with the entire SOCOM MEUAV III/IV contract.

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

Effective June 2021, our principal executive offices are located at 241 18th Street South, Suite 415 Arlington, Virginia 22202. Our telephone number is (805) 520-8350. Our website home page is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

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

Our Business

Our business addresses the increasing value of intelligent, multi-domain robotic systems providing distributed, network-centric intelligence, surveillance and reconnaissance (“ISR”), communications, remote sensing, effects delivery and remote materials handling with innovative UAS, TMS and UGV solutions. With respect to the defense applications for these technologies, nearly 20 years of counterinsurgency operations in regions where U.S. and allied forces benefit from air and technical superiority have driven the demand for a variety of unmanned systems in the air and on the ground. The recent shift of U.S. and allied defense planning toward countering peer and near-peer adversaries requires a portfolio of capabilities that can operate effectively in areas where the battlespace, including the air, radio frequency spectrum and Global Positioning Satellite (“GPS”) signals, may be contested, driving the need for more intelligent robotic systems capable of autonomous operation.

Industry Background

Small and Medium UAS

The defense market for small and medium UAS has grown significantly since the early 2000s, driven largely by the demands associated with the global threat environment and resulting procurement by military customers, the early adopters for this technology. Small and medium UAS now represent accepted and enduring capabilities for military forces around the world. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations, to operate effectively in a counterinsurgency threat environment. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator, Sky Warrior, Reaper and Gray Eagle, to medium systems such as our Puma LE, T-20 and JUMP 20, Boeing’s ScanEagle and Integrator and Textron’s Shadow, to small systems, such as our Raven, Wasp AE, Puma AE, and VAPOR serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.” Small and medium UAS can provide real-time observation and communication capabilities to commanders and directly to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, significant growth in the number of entities developing small UAS solutions is taking place.

Tactical Missile Systems

The development of weapons capable of rapid deployment and precision strike that also minimize the risk to surrounding civilians, property and operators has accelerated due to advances in enabling technologies. Weapons such as laser-guided missiles, “smart” bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a hostile target, their ability to employ a precision weapon system quickly and easily can mean the difference between mission success and failure. A rapidly deployable solution could address emerging requirements beyond ground engagements for use in other types of missions and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, portable delivery system provides warfighters with a valuable and more cost-effective alternative to existing munition and missile systems.

Unmanned Ground Vehicles

In situations where improvised explosive devices (“IEDs”), caustic chemicals, radiological or biological hazards or violent individuals represent significant danger to humans, UGVs can help responders remove, contain or neutralize these hazards without putting people in harm’s way. We believe that as enabling technologies continue to advance, UGVs will become more autonomous, more capable and more effective in dealing with hazardous threats, expanding the market potential for this set of applications to include non-defense applications such as facility security, infrastructure inspection, delivery of goods and many others.

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

Advanced Artificial Intelligence and Autonomy

Robotic systems designed to operate in complex environments, such as contested battlespaces or urban locations, will require advanced artificial intelligence capabilities to enable non-GPS navigation and higher levels of autonomy. For defense applications, this could require other navigation methods to ensure location accuracy and incorporating computer vision capabilities to respond to changes on the ground or in the air. Such higher levels of autonomy will become increasingly valuable to enable the effective use of robotic systems.

Our Solutions

We supply our UAS and TMS products and services to multiple customers within and outside of the United States, our TMS products and services to organizations within the U.S. government and allied nations and our UGV solutions to organizations in the U.S. and allied nations.

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

Small	Wingspan /
UAS	Rotor Diameter	Weight		Standard	Range	Flight Time
Product	(ft.)	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Puma LE	15.0	5.5	Hand or bungee launch and autonomous skid landing (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			330
Puma AE	9.2	15	Hand, bungee, or mechanical launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			150
Raven	4.5	4.5	Hand launch and vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6	60	-	90
Wasp AE	3.3	2.8	Hand launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3			50
VAPOR 35	5.6	32.0	Vertical take-off and landing	Ability to integrate multiple third party payloads	5			60
VAPOR 55	7.5	55.0	Vertical take-off and landing	Ability to integrate multiple third party payloads	5			60
Quantix Recon	3.2	5.0	Vertical take-off and landing	Dual 18 megapixel high-resolution RGB and multispectral	12			45
(1)	Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our digital data links (“DDL”) relay can enable operational modes that can extend range significantly.

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

Medium UAS Products

Providing similar capabilities to our small UAS, our field-deployable medium UAS, including T-20 and JUMP 20, deliver extended endurance and expanded payload capacity to support a broader set of missions that benefit from aerial surveillance and the use of specialized payloads. The portable, hand or bungee-launched Puma LE can operate in ground and maritime environments. The internal combustion-powered T-20 and JUMP 20 offer significantly greater endurance and payload capacity than our small UAS, with larger airframes that can also accommodate a wider variety of payloads. The JUMP 20 launches and lands vertically as a result of its vertical take-off and landing (“VTOL”) rotors, minimizing the amount of space required for its operation. The T-20 launches from a catapult, lands on a short runway and provides more than 24 hours of endurance.

Puma LE operates from the same ground control system as our small UAS, making it interoperable with Puma AE, Raven and Wasp AE. T-20 and JUMP 20 operate from their own portable common ground control system.

Medium	Wingspan /	Useable
UAS	Rotor Diameter	Payload	Weight		Standard	Range	Flight Time
Product	(ft.)	Capacity (lbs.)	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
T-20	18.8	50	225 (includes fuel and payload)	Catapult launch, skid landing	Multiple EO, IR and other payloads available based on mission requirements	115	1,440+
JUMP 20	18.8	30	215 (includes fuel and payload)	VTOL	Multiple EO, IR and other payloads available based on mission requirements	115	840+

Tactical Missile Systems Products

Our TMS consist of tube-launched aircraft that deploy with the push of a button, fly at higher speeds than our small UAS, and perform either effects delivery or reconnaissance missions. Switchblade 300, the first of our TMS products, can be transported in its launch tube, within a backpack, and deployed within minutes to defend against lethal threats such as snipers and mortar launchers. With a high level of precision, including a customized warhead, patented wave-off, loiter and re-engagement capabilities, Switchblade 300 can neutralize a target rapidly and accurately without causing collateral damage. Furthermore, because it streams live electro-optical and thermal video to its operator, Switchblade 300 can be called off in the final moments prior to a strike should the situation require, potentially eliminating damage to non-combatants. Switchblade 600 is a larger version of Switchblade 300 that can fly for a longer period of time and over a longer distance while carrying a larger, more powerful, anti-armor warhead. Blackwing, a variant of Switchblade 300, launches from a submerged submarine and carries extra batteries instead of a warhead, providing longer flight time for extended maritime reconnaissance operations.

Tactical
Missile System		Weight		Standard	Range	Flight Time
Product	Differentiators	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Switchblade 300	Patented wave-off and recommit	5.5 (includes munition, payload, launcher and transport bag)	Single or multi-pack tube launch, single use loitering munition	Dual front and side look EO cameras and IR nose camera with stabilized electronic pan-tilt-zoom	6	15
Switchblade 600	Patented wave-off and recommit; anti-armor warhead	120 (includes case, launcher, munition)	Single or multi-pack tube launch, single use loitering munition	2-axis, 4-sensor gimbal (Dual EO and IR) integrated sensor suite	24	40+
Blackwing	Deployed from submerged submarine	4.0	Multi-pack tube launch or underwater-to-surface delivery canister; launch tube, single use	EO/IR sensor suite	Not disclosed	Not disclosed

ISR Services

We currently operate our medium UAS, such as JUMP 20, in overseas locations to support U.S. military operations under ISR services contracts. Under these services contracts we deliver the information our medium UAS produce to our customers, who use that information to support their missions. These contracts specify a location and number of hours per month of services to perform. This contractor-owned, contractor-operated (“COCO”) arrangement represents a new business model for AeroVironment as a result of the acquisition of Arcturus and provides access to alternative customer funding sources, while also providing a way for customers who may not wish to own and operate their UAS to benefit from their differentiated capabilities. This COCO business model may expand to include other AeroVironment solutions in the future.

Unmanned Ground Vehicle Products

Our UGV support a variety of missions and applications, ranging from explosive ordnance disposal to hazardous materials handling and law enforcement operations. All of our UGVs feature secure communications, multi-axis manipulators and automatic tool exchange, which eliminates the need for the UGV to return to its operator to switch the tool attached to its manipulator arm. We also offer fully equipped service vehicles for the transport, service and operation of our UGV solutions. All of our UGVs feature the intuitive and operationally simplified Robo Command Ground Control System (GCS) with multi-touch screen, pre-programmed motion sequences and ergonomically designed hand controllers for precision control of the robot, manipulator and accessories.

Select Unmanned		Lifting
Ground Vehicle	Weight	Capacity	Standard	Drive	Mission
Product	(lbs.)	(lbs.)	Sensors	Mechanism	Duration (hrs.)
tEODor EVO	844	220	HD pan/tilt/zoom cameras; four video feeds	Dual-track independent high-torque motors	4
telemax EVO PLUS	249	176	HD pan/tilt/zoom cameras; four video feeds	4-track running gear with individually adjustable flippers	12
telemax EVO HYBRID	176	82	HD pan/tilt/zoom cameras; four video feeds	4-track running gear with individually adjustable flippers and optional wheels	10
telemax EVO PRO	169	44	HD pan/tilt/zoom cameras; four video feeds	4-track running gear with individually adjustable flippers and optional wheels	10

MacCready Works Advanced Solutions

We created MacCready Works Advanced Solutions, named for our founder, Dr. Paul B. MacCready, Jr., to ensure that creativity and long-term thinking remain at the core of our culture. With a focus on the future, this group of select, visionary scientists and engineers partners with our customers to explore breakthrough technologies that open new, more powerful ways to tackle difficult challenges. Together, they research and develop advanced technologies in robotics, sensors, software analytics and connectivity to identify innovative solutions that push beyond the current applications. These revenue-generating projects significantly contribute to the growth of the company and stretch our imaginations to spawn new inventions. With the addition of the Progeny ISG team we are accelerating our development of advanced Artificial Intelligence, computer vision and active perception technologies to boost the intelligence and autonomy of our robotic systems.

Support Services

In support of our products we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for us and provide us with continuous feedback to understand the performance of our systems, anticipate our customers’ needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services in a manner that seeks to minimize supply chain delays and support our customers whenever and wherever needed. Our facilities in Simi Valley, CA also serve as primary depots for small UAS and Puma LE repairs and spare parts, while we support our medium UAS from our Petaluma, CA facilities and our UGV solutions from our Erie, PA and Stuttgart, Germany facilities.

We provide comprehensive training services to support all of our small UAS and TMS for defense applications. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and overseas to support our customers’ training needs on both production and development-stage systems.

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

Two of our UAS and TMS development initiatives are described below:

Tactical Missile System Variants. We pioneered our first rapidly deployable, high-precision TMS, named Switchblade, for use by defense ground forces. Switchblade 300 is now deployed by the U.S. military to provide force protection to its troops overseas in combat operations. During numerous demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade 300 to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants of Switchblade 300 for new customers and applications, including deployment from sea and air vehicles. Blackwing, a submarine-

launched reconnaissance system, represents one of the variants that has now generated meaningful procurement demand. Another variant is Switchblade 600, a larger version that delivers longer endurance, greater range, a larger payload and more significant mission effects. We believe these new variants have the potential to expand our TMS opportunities significantly.

HAPS Unmanned Aircraft Systems. Building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS, in fiscal year 2018 we established a joint venture with SoftBank Corp. to create a global broadband and telecommunications company to demonstrate and deploy HAPS UAS around the world. As of April 30, 2021, AeroVironment owned a 7% share of HAPSMobile Inc., while SoftBank Corp. owned a majority 93% share. The joint venture is funding AeroVironment’s development and demonstration of solar-powered HAPS UAS. AeroVironment possesses exclusive rights to manufacture and supply the solar HAPS UAS developed by the joint venture to HAPSMobile Inc., subject to meeting contractual performance criteria. HAPSMobile Inc. possesses exclusive rights to market the solar HAPS UAS for commercial markets globally, while AeroVironment possesses exclusive rights to market the solar HAPS UAS for non-commercial markets globally, with the exception of Japan.

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

Manufacturing and Operations

Continued investment in infrastructure has established our manufacturing capability to meet demand with scalable capacity. We have the manufacturing infrastructure to produce products at rates higher than our historical volumes, support initial low rate production for new UAS development programs and TMS and execute initial low-rate production of large UAS. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization (“ISO”) certification for Quality Management, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform small UAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. Our ISO 9001:2015 + AS9100D certified manufacturing facilities are designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2015 + AS9100D refers to a set of voluntary standards for quality management systems. The 9001:2015 standards are established by the ISO to govern quality management systems used worldwide. We are regularly audited and certified to be compliant by a third party, accredited registrar. Accreditation of SAI Global, our third party registrar, is by the ANSI National Accreditation Board. These audits performed as part of certification evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

Competition

The defense market for small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., Teledyne Technologies, Inc., L3 Technologies, Inc., and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our small

UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand-launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer-focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications. Such potential competitors include Skydio, Inc. and Shield AI.

The U.S. defense market for medium UAS has been addressed primarily by The Boeing Company’s ScanEagle and Textron Inc.’s Shadow UAS. Our current principal medium UAS competitors include those competing with us for the U.S. Army’s Future Tactical UAS (FTUAS) program: Martin UAV and Northrop Grumman’s V-Bat, Textron’s Aerosonde and L3Harris’ FVR-90. International medium UAS competitors include Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our medium UAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors in the future as we expand the capabilities of our medium UAS products to, potentially, impinge upon the lower end of the large UAS market segment.

The market for UGV spans the global defense, first responder, security and logistics market segments. The UGV opportunity in the U.S. Department of Defense has grown with recent U.S. Army procurement awards and a pending U.S. Air Force program. Competitors in the U.S. UGV market include L3Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton/Remotec, ICOR and Boston Dynamics. Initial adoption of UGVs for law enforcement and other government agencies is also progressing in the U.S. and globally, as well as applications in hazardous materials handling.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors have pursued this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. A number of telecommunications, aerospace and technology companies, including AeroVironment and HAPSMobile Inc. launched the HAPS Alliance to promote the benefits of HAPS to the global population. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Northrop Grumman Corporation. Companies pursuing Low Earth Orbit (“LEO”), micro or cubesat satellite constellations for global communication and remote sensing include Amazon, OneWeb, SpaceX and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

The market for TMS is in an early stage of development, but it is evolving rapidly. Competitors in this market include Textron Inc., Raytheon Technologies, Lockheed Martin Corporation and Uvision.

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

We believe that the principal competitive factors in the markets for our UAS, TMS and UGV products and services include product performance; safety; features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; integration with existing equipment and processes; quality; reliability; customer support, brand and reputation.

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

In December 2019, the FAA proposed rules requiring the remote identification of UAS. Remote identification, which provides for a UAS in flight to provide identification that can be received by other parties, is designed to enhance safety and security by allowing the FAA and other agencies to identify a UAS that appears to be flying unsafely or in an area in which flight is not permitted. The public comment period for the proposed rules expired on March 2, 2020. On April 21, 2021, the final rule for remote identification of UAS went into effect. On the same day, the final rule for operation of small UAS over people also went into effect. This rule permits routine operations of small unmanned aircraft over people, moving vehicles, and at night under certain conditions. The final rule also makes changes to the recurrent testing framework and expands the list of persons who may request the presentation of a remote pilot certificate. Additionally, in February 2020, the FAA issued a public request for comment on its proposed policy for the creation of a new type certification of certain UAS as a special class of aircraft under FAA regulations. Currently the Part 107 Rules allow for the operation of small UAS without the need for FAA airworthiness certification as long as the UAS meets certain specified criteria and certain flight rules are followed; larger UAS and operations of small UAS outside the scope of the Part 107 Rules require a waiver from the FAA. The FAA’s proposed policy proposes a new special class of UAS for which airworthiness certification can be obtained, however, the proposed policy only applies to the procedures for the type certification of the new class of UAS, not the criteria that will be needed for the UAS or the flight operations to be followed to operate. Further rulemaking by the FAA is anticipated regarding the particular criteria for the airworthiness certification standards under the new special class proposed by the new policy. The comment period for the FAA’s proposed policy expired on March 4, 2020.

While it is currently anticipated that the enactment of remote identification, operation of small UAS over people, and a new airworthiness certification process for a newly created special class of UAS will help formalize the process for manufacturing and obtaining airworthiness certification for UAS within the newly created class and accelerate the development of commercial UAS in the U.S., it is uncertain whether the FAA’s actions, if any, will have such effects. Additionally, it is unclear when, if ever, the FAA will implement final rules regarding remote UAS identification and whether they will differ from the proposed rules. It is also unclear when, if at all, the FAA will create a new class of UAS and what the final rules regarding the certification of such UAS will look like. We cannot be certain as to how our business will be affected by the FAA’s proposals until the final rules for such matters are issued by the FAA.

Furthermore, our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

Government Contracting Process

We sell the significant majority of our small and medium UAS and TMS products and services as the prime contractor under contracts with the U.S. government. Certain important aspects of our government contracts are described below.

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

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings before investing in our common stock. If any of such risks and uncertainties actually occurs, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

Risks Related to Our Business and Industry

●	We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the Department of Defense, and HAPSMobile, Inc. and SoftBank Corp. related to our design and development of HAPS UAS.
●	A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.
●	Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.
●	We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.
●	We face competition from other firms, many of which have substantially greater resources.
●	If the UAS, UGV, TMS, and commercial UAS markets do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	Our international business poses potentially greater risks than our domestic business.
●	If we are unable to manage the increasing complexity of our business or achieve or manage our expected growth, our business could be adversely affected.
●	The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.
●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.
●	We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in product recalls or supply imbalances that could harm our business.

●	Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.
●	The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.
●	Shortfalls in available external research and development funding could adversely affect us.
●	Our work for the U.S. government and international governments may expose us to security risks.
●	Our cash may be subject to a risk of loss and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.
●	Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
●	Borrowings under our credit facilities could adversely affect our financial condition and restrict our operating flexibility.
●	We face various risks related to the COVID-19 novel coronavirus pandemic and similar public health crises which may adversely impact our business.

Risks Related to Our U.S. Government Contracts

●	We are presently classified as a small business defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set-aside US government contracts.
●	We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
●	Our business could be adversely affected by a negative audit or investigation by the U.S. government.
●	Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
●	U.S. government contracts are generally not fully funded at inception and contain certain provisions that may be unfavorable to us, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
●	U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
●	We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

Risks Related to Legal and Regulatory Requirements

●	We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.
●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS to non-military customers in the United States.
●	Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.
●	As a manufacturer of commercial UAS, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.
●	We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.

●	Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

●	If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.
●	We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time consuming and limit our ability to use certain technologies in the future.

Risks Related to Securities Markets and Investment in Our Stock

●	Our management, whose interests may not be aligned with yours, is able to exert significant influence over all matters requiring stockholder approval.
●	Delaware law and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could make it more difficult to acquire us and limit your ability to sell your shares at a premium.

Risks Related to Our Business and Industry

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the Department of Defense, and HAPSMobile, Inc. and SoftBank Corp. related to our design and development of HAPS UAS.

Historically, we have derived a significant portion of our total sales and our small UAS and TMS sales from the U.S. government and its agencies. Additionally, more recently, we have derived a significant portion of our revenue from contracts with HAPSMobile, Inc. and SoftBank Corp. related to our design and development of HAPS UAS. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 69% of our revenue for the fiscal year ended April 30, 2021. The DoD, our principal U.S. government customer, accounted for approximately 27% of our revenue for the fiscal year ended April 30, 2021. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions, including constraints on government spending imposed by the Balanced Budget Act of 2019 and its subsequent amendments, or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Additionally, if annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

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

In fiscal year 2021, HAPSMobile accounted for 11% of our total revenue. In May 2021, we and HAPSMobile mutually agreed to terminate our Design and Development Agreement and we entered into a Master Design and Development Agreement with SoftBank to continue design and development work on HAPS UAS. The Master Design and Development Agreement allows SoftBank to terminate the contract at its convenience for any reason. The termination of this contract or the loss of revenues from programs with HAPSMobile and/or SoftBank related to the design and development of HAPS UAS, could cause our revenue to decline and materially adversely affect our results of operations.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales and our small and medium UAS and TMS sales from the U.S. government and its agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts. As a result, our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions under the new U.S. administration. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the new U.S. administration, or an impasse on policy issues, could impact future spending and program authorizations may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs as a result of competing demands for federal funds and the number and intensity of military conflicts or other factors.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.

Over the last decade, operational activity in Afghanistan and Iraq led to adoption and an increase in demand for our small UAS. More recently, the U.S. military has reduced its presence and operational activity in Afghanistan and Iraq, reducing demand for certain of our small UAS products from prior levels. We cannot predict whether the reduction in overseas operational levels will continue, how future procurement priorities related to defense transformation will be impacted or how changes in the threat environment will impact opportunities for our UAS business, including the ISR services we provide, in terms of existing, additional or replacement programs. If defense transformation or overseas operations cease or slow down, then our business, financial condition and results of operations could be impacted negatively.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

Our UAS are sold in new and rapidly evolving markets. The commercial UAS market is in the early stages of customer adoption. The market for HAPS UAS is also in an early stage of development. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products and services will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

●	generate sufficient revenue to maintain profitability;

●	acquire and maintain market share;

●	achieve or manage growth in our operations;

●	develop and renew contracts;

●	attract and retain additional engineers and other highly-qualified personnel;

●	successfully develop and commercially market new products and services;

●	adapt to new or changing policies and spending priorities of governments and government agencies; and

●	access additional capital when required and on reasonable terms.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

We face competition from other firms, many of which have substantially greater resources.

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., Teledyne Technologies, Inc., L3 Technologies, Inc. and Lockheed Martin Corporation. Our principal medium UAS competitors include Martin UAV and Northrop Grumman’s V-Bat, Textron, Inc.’s Aerosonde and L3 Harris Technologies’ FVR-90, Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our medium UAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors to our small and medium UAS in the future. Potential competition from consumer-focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications. Our competitors in the U.S. defense market for UGVs include L3 Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton/Remotec, ICOR and Boston Dynamics.

The HAPS UAS market is in an early stage of development and our HAPS UAS faces competition from several aerospace and defense contractors and internet technology companies pursuing the high altitude long endurance UAS market for global communication and remote sensing, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation, and competition from companies pursuing alternative solutions for this market such as Lockheed Martin Corporation and Northrop Grumman Corporation with airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) and companies pursuing conventional satellites and LEO micro or cubesat satellite constellations. Our TMS business faces competition from competitors including Textron Inc., Raytheon Technologies and Lockheed Martin Corporation.

Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small and medium UAS.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set-aside programs for which we are ineligible. The market for small UAS and UGV products and services is expanding, and competition intensifying as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the UAS, UGV, TMS, and commercial UAS markets do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. We believe the market for commercial UAS is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS, UGV and TMS. Although we have expanded our UAS customer base to include foreign governments and domestic non-military agencies, and made our first approved export of our tactical missile systems to a foreign customer, we cannot assure you that our continued efforts to further increase our sales to international customers will be successful. The expansion of the UAS, UGV, TMS, and commercial UAS markets in general, and the market for our products and services in particular, depends on a number of factors, including the following:

●	customer satisfaction with these types of systems as solutions;

●	the cost, performance and reliability of our products and products offered by our competitors;

●	customer perceptions regarding the effectiveness and value of these types of systems;

●	limitations on our ability to market our UAS and TMS products and services outside the United States due to U.S. government regulations;

●	obtaining timely regulatory approvals, including, with respect to any of our unmanned systems, access to airspace and wireless spectrum; and

●	marketing efforts and publicity regarding these types of systems and services.

Even if UAS, UGV, TMS, and commercial UAS gain wide market acceptance, our products and services may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products and services specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would decline.

Our international business poses potentially greater risks than our domestic business.

We derived approximately 39% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2021 compared to 45% for the fiscal year ended April 30, 2020. We expect to continue to derive a significant portion of our revenue from international sales, and have now initiated international operations with the acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company (“Telerob”). Our international revenue and operations are subject to a number of material risks, including the following:

●	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products to certain foreign jurisdictions;

●	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products or repatriate profits to the United States;

●	the complexity and necessity of using foreign representatives and consultants;

●	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

●	the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

●	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

●	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

●	general economic and political conditions in the markets in which we operate;

●	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

●	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

●	different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property, contracts and tax in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, destabilization of performance, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. While we have adopted policies and procedures to facilitate compliance with laws and regulations applicable to our international operations and sales, our failure, or the failure by our employees or others working on our behalf, to comply with such laws and regulations may result in administrative, civil or criminal liabilities, including fines, suspension or debarment from government contracts or suspension of our export privileges. Moreover, our sales, including sales to customers outside the United States, substantially all are denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

If we are unable to manage the increasing complexity of our business or achieve or manage our expected growth, our business could be adversely affected.

The complexity of our business has increased significantly over the last several years. We have expanded the number of product lines being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales and added commercial services and formed a joint venture with SoftBank Corp. to develop HAPS UAS. We also acquired Pulse Aerospace, LLC, a Kansas-based developer of UAS capable of VTOL, in June 2019, followed by acquisitions of Arcturus, which designs, engineers, tools, manufactures and provides UAS and related products and services, and certain assets of the Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation, which develops artificial intelligence-enabled computer vision, machine learning and perceptive autonomy technologies and provides related services, in February 2021. Additionally, in May 2021, we acquired Telerob, which develops, manufactures, sells, and services remote-controlled unmanned ground robots and transport vehicles for civil and defense applications. Further, in conjunction with the acquisition of Arcturus, we entered into certain credit facilities that include affirmative and negative covenants and place some restrictions on how we operate our business. These have increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

The U.S. military represents our largest source of revenue. We have, however, expanded our product sales into market segments, including those served by our unmanned ground vehicle product line and by our joint venture with SoftBank Corp. to develop HAPS UAS for global communication and remote sensing applications. Our efforts to expand our product offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

Continuing technological changes in the market for our products could make our products and services less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $53.8 million, or 14% of our revenue, in our fiscal year ended April 30, 2021 on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Our products rely on complex avionics, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our products could result in injury, death or property damage and significantly damage our reputation and support for our products in general. We anticipate this risk will grow as our products begin to be used in U.S. domestic airspace and urban areas. We also remain liable for warranty and product liability claims for our EV charging systems and power cycling and test systems sold by us prior to our sale of our efficient energy systems business segment (our “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) in June 2018 as contemplated by the purchase and sale agreement between the parties, which products have the potential to cause injury, death or property damage in the event that they are misused, malfunction or fail to operate properly due to unknown defects or errors.

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

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ continued production of key components for our products. In the fourth quarter of our fiscal year ended April 30, 2021, we experienced shortages of certain components for our TMS product line, which caused short term delays in production and negatively affected our revenue for our fourth quarter and fiscal year ended April 30, 2021. If any additional shortages occur and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may not be able to timely complete development programs or deliver our products on a timely or cost effective basis to our customers, which could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. We may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish alternative sources of supply if we lose any of these sources or are required to redesign our products. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In particular, governmental measures responsive to the global COVID-19 pandemic have disrupted manufacturing and some supply chains, including our supply chain, which has had, and is expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide. Although we have not yet seen significant delays from our suppliers and we keep stock of all our raw materials and other product components with long lead times to assist in the event that our supply chain is disrupted, if the COVID-19 outbreak continues and results in a prolonged period of commercial and/or governmental restrictions, this may impact our ability to obtain certain raw materials and certain components used in the manufacture of our products and in our development programs.

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, we are subject to income tax in the U.S. and numerous jurisdictions outside the U.S. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be impacted. In particular, the changes proposed by the new U.S. administration, including increasing the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of non-U.S. subsidiaries and the imposition of a 15% minimum tax on worldwide book income, could materially affect the company’s financial results if enacted. The company’s worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. The company undergoes tax examinations by tax authorities on a regular basis. While the company believes its estimates of its tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in the company’s historical financial statements.

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

Fixed-price contracts (including both government and commercial contracts) represented approximately 78% of our revenue for the fiscal year ended April 30, 2021. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our senior management and key employees, including key employees of business recently acquired, are important to our customer relationships and overall business.

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

We have limited experience manufacturing UAS and UGV in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. As a result, we may not have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

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

Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following:

●	fluctuations in revenue derived from government contracts, including cost-plus-fee contracts and contracts with a performance-based fee structure;

●	the size and timing of orders from military and other governmental agencies, including increased purchase requests from government customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our quarterly operating results;

●	the mix of products and services that we sell in the period;

●	fluctuations in customer demand for some of our products or services;

●	unanticipated costs incurred in the introduction of new products and services;

●	fluctuations in the adoption of our products and services in new markets;

●	our ability to win additional contracts from existing customers or other contracts from new customers;

●	cancellations, delays or contract amendments by our U.S. governmental agency and foreign government customers;

●	changes in policy or budgetary measures that adversely affect our U.S. governmental agency and foreign government customers;

●	the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non-compliance; and

●	our ability to obtain the necessary export licenses for sales of our products and services to international customers.

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

We depend on our research and development activities to develop the core technologies used in our products and for the development of our future products. A portion of our research and development activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, company funding for research and development could be reduced. Any reductions in available research and development funding could harm our business, financial condition and operating results.

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

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our Board of Directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of April 30, 2021. We currently invest the majority of our cash in U.S. government securities, U.S. government agency securities, municipal bonds and high-grade corporate bonds, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. Our investments are classified as available-for-sale and recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and stock price.

Global credit and financial markets have experienced extreme disruptions in recent years, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that renewed deterioration in credit and financial markets and confidence in economic conditions will not occur. Our general business strategy may be adversely affected by any economic downturn, volatile business environment or continued unpredictable and unstable market conditions. If the current equity and credit markets deteriorate, or do not improve, it may make any necessary debt or equity financing more difficult, costlier and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon implementing business initiatives. These events and the continuing market upheavals could adversely affect our business in a number of ways, including:

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

In June 2019, we consummated the acquisition of Pulse Aerospace, LLC. In February 2021 we completed the acquisition of Arcturus and ISG, and in May 2021 we acquired Telerob. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions, including our recent acquisitions of Arcturus, ISG and Telerob, involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of each target company and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers, if any, of each target company;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products or its regulatory compliance;
●	expanded regulatory compliance complexity and risk; and

●	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets which are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock issued as consideration for the purchase of Arcturus, then our existing stockholders may be diluted, which could lower the market price of our common stock. If we finance acquisitions through debt, such as the credit facilities we entered into in connection with the consummation of our acquisition of Arcturus, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility.

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

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement with certain lenders, letter of credit issuers, and others (the “Credit Agreement”), which, together with its associated Security and Pledge Agreement, sets forth the terms and conditions of a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and a five-year amortized $200 million term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Upon execution of the Credit Agreement, we drew down $200.0 million, the full principal amount of the Term Loan Facility, to partially finance the acquisition of Arcturus.

The Term Loan Facility has a five-year term expiring in February 2026 and bears interest, at our option, either at a LIBOR rate or a base rate plus a fixed applicable margin dependent on our consolidated leverage ratio under the terms of the agreement. We are required to pay 5.0% of the outstanding obligations under the Term Loan Facility in each of the first four loan years, with the remaining 80.0% payable in the fifth loan year, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the maturity date. The Revolving Facility has a term of 5 years. As of April 30, 2021 we have only letters of credit issued pursuant to the Revolving Facility, totaling $5.0 million.

In support of our obligations under the Credit Facilities, we have granted security interests in substantially all of our personal property and that of our domestic subsidiaries, including a pledge of the equity interests in our subsidiaries (limited to 65% of outstanding equity interests in the case of our foreign subsidiaries), subject to customary exclusions and exceptions. In addition, our domestic subsidiaries, including Arcturus, are required to be guarantors of the Credit Facilities.

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

The Credit Agreement contains customary events of default, upon the occurrence and during the continuation of which, after any applicable grace period, the lenders would have the ability to declare the loans due and payable in whole or in part. Among other things, if we fail to make required debt payments, or if we fail to comply with financial or other covenants in the Credit Agreement, we would be in default under the terms thereof. The Credit Agreement contains customary negative covenants that include, subject to customary exclusions:

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

The majority of our research and development and manufacturing operations are located in California, regions known for seismic activity and wild fires. A significant natural disaster, such as an earthquake, fire or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected.

We face various risks related to the COVID-19 novel coronavirus pandemic and similar public health crises which may adversely impact our business.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary operations are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses, including government-imposed stay-at-home orders and quarantines, travel restrictions and other public health safety measures. Although our operations have mostly continued uninterrupted during the COVID-19 outbreak, adoption of work from home protocols, social distancing measures in the workplace and other responsive actions have required certain changes to our operations. Despite an increase in vaccinations in the United States, vaccinations have adopted more slowly internationally, and if the current COVID-19 pandemic continues and results in additional periods of travel and other similar logistics restrictions, this may further reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations.

Global health concerns, such as coronavirus, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 impacts on our business, financial condition and results of operations and those of our third party partners will depend on future developments as to the geographic presence of COVID-19, rates of vaccination, government and healthcare responses to such spread including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, which remain highly uncertain. We cannot presently predict the scope and severity of any potential business disruptions, but if we or any of the third parties with whom we engage, including suppliers and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including a slowdown in the effectiveness of our workforce due to illness or otherwise, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The COVID-19 outbreak has caused delays in the timing of our customers’ awarding of contracts to us, and while such delays have not yet had a significant impact on our business, there can be no assurances that any such delays would not have a material adverse impact on our business and results of operations in the future. The COVID-19 pandemic could also cause delays or limits in the ability of our customers to make timely payments to us. Additionally, our government customers may have more limited resources available to purchase our products due to deteriorating economic conditions or due to the diversion of resources to other budget priorities, including efforts to address the COVID-19 pandemic. The future progression of the COVID-19 outbreak and its resulting effects on our business, financial condition and results of operations are uncertain and are continuing to be assessed.

We self-insure a portion of our health insurance program which may expose us to unexpected costs and negatively affect our results of operations.

We are self-insured for the majority of our employee medical claims, subject to individual and aggregate stop loss insurance policies. We estimate a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us. However, unanticipated changes in assumptions and management estimates underlying our recorded liabilities for medical claims could result in materially different amounts of expense than expected under our health insurance program, which could have an adverse material impact on our financial condition and results of operations.

Risks Related to Our U.S. Government Contracts

We are presently classified as a small business defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set-aside US government contracts.

Because we have fewer than 1,500 employees, we are presently classified as a small business defense contractor under our primary North American Industry Classification Systems (“NAICS”) industry and product specific codes (336411 - Aircraft Manufacturing) which are regulated in the United States by the Small Business Administration (“SBA”). Businesses that meet the small business size standard for the relevant NAICS code are able to bid on small business set-aside contracts. While we do not presently derive a substantial portion of our business from contracts which are set-aside for small businesses, we are able to bid on small business set-aside contracts as well as contracts which are open to non-small business entities. As we continue to grow and add employees, including through acquisitions, or if NAICS codes are revised, we could cease to qualify as a small business, which could adversely impact our eligibility for special small business programs and limit our ability to partner with other business entities that seek to team with small business entities as may be required under a specific contract. If we outgrow our small business classification, we would not be eligible to serve as the prime contractor on small business set aside programs and may need to implement a small business subcontracting plan with other companies that qualify as a small business, for SBA approval. The loss of our small business classification could have a material adverse effect on our financial position and/or results of operations. Additionally, if we are no longer eligible for the small business exemption from compliance with the full range of Cost Accounting Standards (“CAS”), we would be required to demonstrate compliance with such standards upon the award of a contract subject to the full range of CAS, which will impose additional administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers and adversely affect our results of operations.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audit of our 2010 incurred cost claim was settled in April 2016 without payment of any consideration. Our incurred cost claims for fiscal years 2011 through 2014 were accepted as submitted during the fiscal year ended April 30, 2017. Our 2016 and 2017 rates claims were accepted without audit during the fiscal year ended April 30, 2019 without payment of any consideration. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount that was not significant. At April 30, 2021 we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts.

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

U.S. government contracts are frequently awarded only after formal, protracted competitive bidding processes and, in many cases, unsuccessful bidders for U.S. government contracts are provided the opportunity to protest contract awards through various agency, administrative and judicial channels. We derive significant revenue from U.S. government contracts that were awarded through a competitive bidding process. Much of the business that we expect to seek in the foreseeable future likely will be awarded through competitive bidding. Competitive bidding presents a number of risks, including the following:

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

Risks Related to Legal and Regulatory Requirements

We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.

We must comply with U.S. and other laws regulating the export of our products. In some cases, explicit authorization from the relevant U.S. government authorities is needed to export our products. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past, but could significantly limit them in the future. We maintain an export compliance program but there are risks that our compliance controls may be ineffective. In November 2019, we entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance to resolve various alleged violations of the Armed Export Control Act and the International Traffic in Arms Regulations (“ITAR”) that occurred between June 2014 and December 2016. The Consent Agreement has a two-year term and provides for, among other things: (i) a civil penalty of $1,000,000 payable in installments, $500,000 of which was suspended on the condition that such amount be used future remedial compliance costs over the term of the Consent Agreement and/or credited against prior compliance enhancement costs already expended by us; (ii) the appointment of an external Special Compliance Officer for a minimum of one year to oversee our compliance with the Consent Agreement and ITAR; and (iii) one external audit of our compliance with the Consent Agreement and ITAR. The $500,000 suspension amount was satisfied by our compliance program remediation efforts during our fiscal year ended April 30, 2021. Our failure to comply with the terms of the Consent Agreement or export laws and regulations in general can subject us to additional fines, penalties and sanctions, including suspension of export privileges, which could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small and medium UAS in response to public privacy concerns, may prevent us from expanding the sales of our small and medium UAS to non-military customers in the United States.

The regulation of small and medium UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of small and medium UAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA, or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small and medium UAS.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small and medium UAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Additionally, in December 2019 and January 2020, the FAA proposed rules regarding remote UAS identification and a new policy regarding the airworthiness certification of a newly created special class of UAS. It is unclear when, if ever, the FAA will implement any final rules regarding remote UAS identification and whether such final rules will differ from the proposed rules or when, if ever, the FAA will create a new class of UAS and what the final rules regarding the certification of such new class of UAS will state. We cannot assure you that the Part 107 Rules, or any final rules enacted in furtherance on the FAA’s recently announced proposals, will result in the expanded use of our small and medium UAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small and medium UAS beyond our military customers, which could harm our business prospects.

In addition, there exists public concern regarding the privacy implications of U.S. commercial and law enforcement use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small and medium UAS by non-military customers.

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

We are subject to various legal proceedings and claims, including a lawsuit filed by Webasto alleging several claims against us arising out of or related to our sale of our EES Business to Webasto in June 2018 and the NHTSA recall. Additional lawsuits may arise in the future. Occasionally we are also involved in governmental inquiries and investigations and administrative and regulatory proceedings. Our activities relating to defending and responding to any such proceedings may result in substantial legal expenses, may disrupt our sales and marketing or other business activities, including our relationships with our customers, suppliers, employees and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. The results of any such proceedings are unpredictable. We record accruals for liabilities where we believe a loss is probable and reasonably estimable, however, our actual losses may differ significantly from our estimates. As a result of an offer of settlement we made to Webasto in the pending litigation to avoid the future cost, expense and distraction of the litigation, we were required to record a litigation reserve related to the litigation, although such offer does not reflect our view of the merits of the claims made in the litigation. An adverse or unfavorable resolution of any proceedings against us, including the litigation with Webasto, could have a material impact on our financial position, cash flows and results of operations.

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

We operate in emerging and rapidly evolving markets, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, then we may need additional financing to pursue our business strategies, including to:

●	hire additional engineers and other personnel;

●	develop new or enhance existing products and services;

●	enhance our operating infrastructure;

●	fund working capital requirements;

●	acquire complementary businesses or technologies; or

●	otherwise respond to competitive pressures.

If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders could be significantly diluted, and these newly-issued securities may have rights, preferences or privileges senior to those of existing stockholders. We have obtained capital from the Credit Facilities noted above including the Term Loan Facility and Revolving Facility. We cannot assure you that additional financing will be available on terms favorable to us, or at all. Our current Credit Facilities contain, and future debt financing may contain, covenants or other provisions that limit our operational or financial flexibility. In addition, certain of our customers require that we obtain letters of credit to support our obligations under some of our contracts.

Our management, whose interests may not be aligned with yours, is able to exert significant influence over all matters requiring stockholder approval.

As of June 23, 2021, our directors, executive officers and their affiliates collectively beneficially owned 1,930,435 shares, or approximately 8%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Effective June 2021, our corporate headquarters are located in Arlington, Virginia where we lease approximately 2,000 square feet under an agreement expiring in November 2024. We also lease a total of approximately 280,000 square feet of space in Simi Valley, California, which leases expire between 2022 and 2027, and approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2023, used to design, engineer, test and manufacture UAS. We also lease other facilities in California, Alabama, Kansas, Massachusetts, Minnesota, and Virginia that are used for administration, research and development, logistics, testing and manufacturing. Additionally, in May 2021, we acquired Telerob which has operations in Pennsylvania and Stuttgart, Germany. We believe that our facilities are in good condition and are adequate and suitable to meet our needs for the foreseeable future.

As of April 30, 2021, our business segments had significant operations at the following locations:

●	UAS: Simi Valley, CA; Moorpark, CA; Huntsville, AL; Lawrence, KS; Wilmington, MA; and Minneapolis, MN
●	MUAS: Petaluma, CA and Rohnert Park, CA
●	Corporate: Arlington, VA and Simi Valley, CA

Item 3. Legal Proceedings.

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. Webasto again amended the complaint in May 2021 to include additional claims. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, financial disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s amended complaint filed in April 2019 and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. We have not yet filed an answer to Webasto’s amended complaint filed in May 2021. As to the Webasto lawsuit, our initial evaluation is that many of the allegations are meritless and that we lack sufficient information to fully analyze other allegations at this time. Discovery in this lawsuit is ongoing and, as of the date if this filing, parties are negotiating a new trial date, likely to occur sometime in 2022. At present, the parties continue the written phase of discovery and have begun taking depositions. We expect nationwide court closures and restrictions resulting from the global COVID-19 pandemic to continue easing, but we expect the possibility of another trial continuance to account for pandemic-related delays, and therefore trial could be pushed into 2023.

In order to avoid the future cost, expense, and distraction of continued litigation, we have engaged in settlement negotiations with Webasto. The negotiations did not result in a settlement of any of our or Webasto’s claims, however, we were required to establish reserve related to this litigation as a result of our good faith offer to settle the claims. The offer and resulting reserve do not reflect our view of the merits of the claims made in the litigation, and we continue to vigorously defend all claims.

On August 14, 2019, Benchmark, the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. In December 2019, Benchmark dismissed, without prejudice, all claims against us in the demand for arbitration. The recall remains a significant part of our pending litigation with Webasto. In January 2021, Webasto also filed a lawsuit against Area 51, the subcontracted supplier of the part that allegedly led to the recall. That case is in the early stages in Orange County Superior Court. Any recovery that Webasto may obtain from Area 51 will likely be an offset to any recovery Webasto might obtain from us in our lawsuit.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 23, 2021, the closing sales price of our common stock as reported on the NASDAQ Global Select Market where it trades under the symbol AVAV was $111.34 per share. As of June 23, 2021, there were 75 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2016 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2016	2017	2018	2019	2020	2021
AeroVironment, Inc. Stock	100	99	189	237	209	382
Russell 2000 Index	100	124	138	141	116	200
SPADE Defense Index	100	124	155	171	150	209

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

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. We did not repurchase any shares during the fiscal year ended April 30, 2021. As of April 30, 2021, approximately $21.2 million remained authorized for future repurchases under this program.

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

	Year Ended April 30,
	2021	2020	2019(1)	2018(1)	2017(1)

	(In thousands, except per share data)
Consolidated Income Statement Data:
Revenue	$394,912	$367,296	$314,274	$268,424	$233,105
Net income from continuing operations attributable to AeroVironment, Inc.	$23,331	$41,339	$41,912	$21,750	$17,701
Earnings per common share from continuing operations attributable to AeroVironment, Inc.:
Basic	$0.97	$1.74	$1.77	$0.93	$0.77
Diluted	$0.96	$1.72	$1.74	$0.91	$0.76
Weighted average common shares outstanding (basic):	24,050	23,806	23,663	23,471	23,059
Weighted average common shares outstanding (diluted):	24,363	24,088	24,072	23,814	23,308
Balance Sheet Data
Total assets	$928,566	$584,954	$508,844	$473,418	$433,831
Long-term debt, current portion	$10,000	$—	$—	$—	$—
Long-term debt, net of current portion	$187,512	$—	$—	$—	$—
Capital lease obligations, current portion	$—	$—	$—	$161	$288
Capital lease obligations, net of current portion	$—	$—	$—	$—	$161
Other long-term obligations	$32,762	$8,100	$1,403	$2,274	$2,083

(1)	Amounts prior to 2020 do not reflect impact of our prospective adoption of ASU No. 2016-02, Leases (Topic 842)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to “Forward-Looking Statements” on page 2 and “Risk Factors” beginning on page 23, for a discussion of the uncertainties, risks and assumptions associated with these statements. The disclosures and references in this Annual Report, including financial data, management’s discussion and analysis of financial condition and results of operation do not include the Telerob Group acquisition, unless otherwise specifically noted. The assets, liabilities and results of operations of the Telerob Group have not been consolidated into our results as of and for the period ended April 30, 2021 or any of the historical periods presented.

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

Overview

We design, develop, produce, deliver and support a technologically-advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”), unmanned ground vehicles (“UGV”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions offer the potential for significant long-term growth. Additionally, we believe that some of the innovative potential products, services and technologies in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

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

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and TMS and the delivery of UAS-related services that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Due to the COVID-19 pandemic, there are currently limitations on international travel which may limit our ability to obtain international orders and perform training and other services for our customers. If these travel limitations continue for an extended period of time, we may experience delays in obtaining additional international orders.

Revenue

We generate our revenue primarily from the sale, support and operation of our UAS and TMS as well as ISR services by our medium UAS. Support for our small UAS and TMS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. Under ISR services contracts we deliver the information our medium UAS produce to our customers, who use that information to support their missions. We refer to these support activities, in conjunction with customer-funded research and development (“R&D”), as our services operation. We derive most of our small UAS revenue from fixed-price and cost-plus-fee contracts with the U.S. government and allied foreign governments.

Cost of Sales

Cost of sales consists of direct costs and allocated indirect costs. Direct costs include labor, materials, travel, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits, depreciation of in-service ISR assets, amortization of acquired intangible assets and other costs that are not directly charged to a specific contract.

Gross Margin

Gross margin is equal to revenue minus cost of sales. We use gross margin as a financial metric to help us understand trends in our direct costs and allocated indirect costs when compared to the revenue we generate.

Selling, General and Administrative

Our selling, general and administrative expenses (“SG&A”), include salaries and other expenses related to selling, marketing and proposal activities, and other administrative costs and amortization of acquired intangible assets. Some SG&A expenses relate to marketing and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for and applications of capabilities created in our R&D activities. SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Research and Development Expense

R&D is an integral part of our business model. We normally conduct significant internally funded R&D. Our R&D activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions.

Other Income and Expenses

Other income and expenses includes legal accruals related to our former EES Business, a one-time gain from a litigation settlement, income from transition services performed on behalf of the buyer of the discontinued EES Business, interest income, interest expense, and amortization of capital lease payments.

Income Tax Expense

Our effective tax rates are lower than the statutory rates primarily due to R&D tax credits, foreign derived intangible income tax deduction (“FDII”) and excess tax benefit of equity awards, partially offset by valuation allowances.

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

Our performance obligations are satisfied over time or at a point in time. Revenue for TMS product deliveries and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue, including ISR services, is recognized over time as services are rendered. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our small and medium UAS product sales revenue is composed of revenue recognized on contracts for the delivery of small and medium UAS systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in the estimated costs to complete for contracts using the over time method are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2021, 2020 and 2019, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2021, 2020 and 2019, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019

Gross favorable adjustments	$1,953	$2,181	$1,190
Gross unfavorable adjustments	(2,205)	(2,019)	(1,308)
Net adjustments	$(252)	$162	$(118)

For the year ended April 30, 2021, favorable cumulative catch up adjustments of $2.0 million were primarily due to final cost adjustments on 12 contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $2.2 million were primarily related to higher than expected costs on nine contracts. During the year ended April 30, 2021, we revised our estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.0 million.

For the year ended April 30, 2020, favorable cumulative catch-up adjustments of $2.2 million were primarily due to final cost adjustments on 13 contracts. During the year ended April 30, 2020, we revised our estimates of the total expected costs to complete a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.1 million. For the same period, unfavorable cumulative catch-up adjustments of $2.0 million were primarily related to higher than expected costs on seven contracts. During the year ended April 30, 2020, we revised our estimates of the total expected costs to complete a TMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.4 million.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: technology, in-process research and development, customer relationships, licenses, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed.

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

Income Taxes

We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends on our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors, which may result in recording a valuation allowance against those deferred tax assets.

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

	Fiscal Year Ended April 30,
	2021		2020		2019
Revenue	$394,912	100%	$367,296	100%	$314,274	100%
Cost of sales	230,354	58%	214,194	58%	185,871	59%
Gross margin	164,558	42%	153,102	42%	128,403	41%
Selling, general and administrative	67,481	17%	59,490	16%	60,343	19%
Research and development	53,764	14%	46,477	13%	34,234	11%
Income from continuing operations	43,313	11%	47,135	13%	33,826	11%
Interest (expense) income, net	(618)	—%	4,828	1%	4,672	1%
Other (expense) income, net	(8,330)	(2)%	707	—%	11,980	4%
Income from continuing operations before income taxes	34,365	9%	52,670	14%	50,478	16%
Income tax expense	539	0%	5,848	2%	4,641	1%
Equity method investment loss, net of tax	(10,481)	(3)%	(5,487)	(1)%	(3,944)	(1)%
Net income from continuing operations	23,345	6%	41,335	11%	41,893	13%
(Loss) gain on sale of business, net of tax	—	—%	(265)	—%	8,490	3%
Loss from discontinued operations, net of tax	—	—%	—	—%	(2,964)	(1)%
Net income	23,345	6%	41,070	11%	47,419	15%
Net (gain) loss attributable to noncontrolling interest	(14)	—%	4	—%	19	—%
Net income attributable to AeroVironment, Inc.	$23,331	6%	$41,074	11%	$47,438	15%

The Company operates its business as two reportable segments, Unmanned Aircraft Systems (“UAS”) and Medium Unmanned Aircraft Systems (“MUAS”). The UAS segment consists of our existing small UAS, tactical missile systems and HAPS product lines and the recently acquired ISG business. The MUAS segment consists of our recently acquired Arcturus business. The following table (in thousands) sets forth our revenue, gross margin and income (loss) from operations generated by each operating segment for the periods indicated:

	Fiscal Year Ended April 30,
	2021	2020	2019
Revenue:
UAS	$379,075	$367,296	$314,274
MUAS	15,837	—	—
Total	$394,912	$367,296	$314,274
Gross margin:
UAS	$161,593	$153,102	$128,403
MUAS	2,965	—	—
Total	$164,558	$153,102	$128,403
Income (loss) from operations
UAS	$45,182	$47,135	$33,826
MUAS	(1,869)	—	—
Total	$43,313	$47,135	$33,826

Fiscal Year Ended April 30, 2021 Compared to Fiscal Year Ended April 30, 2020

Revenue. Revenue for the fiscal year ended April 30, 2021 was $394.9 million, as compared to $367.3 million for the fiscal year ended April 30, 2020, representing an increase of $27.6 million, or 8%. The increase in revenue was due to an increase in product revenue of $22.1 million and an increase in service revenue of $5.5 million. UAS segment revenue increased $11.8 million from fiscal 2020, or 3%, to $379.1 million for the fiscal year ended April 30, 2021 due to an increase in product deliveries of $21.8 million, partially offset by a decrease in service revenue of $10.0 million. The increase in product deliveries was primarily due to an increase in product deliveries of TMS and small UAS. The decrease in service revenue was primarily due to a decrease in customer-funded R&D primarily associated with a design and development agreement, partially offset by customer-funded R&D primarily associated with TMS. MUAS segment recorded revenue of $15.8 million for the fiscal year ended April 30, 2021 resulting from our acquisition of Arcturus in February 2021.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2021 was $230.4 million, as compared to $214.2 million for the fiscal year ended April 30, 2020, representing an increase of $16.2 million, or 8%. As a percentage of revenue, cost of sales remained consistent at 58%. The increase in cost of sales was a result of an increase in product cost of sales of $10.6 million and an increase in service costs of sales of $5.6 million. UAS cost of sales increased $3.3 million to $217.5 million for the fiscal year ended April 30, 2021 primarily due to an increase in product sales, partially offset by a decrease in service revenues. As a percentage of revenue, UAS cost of sales decreased from 58% to 57%, primarily due to a favorable product mix. MUAS recorded cost of sales of $12.9 million for the fiscal year ended April 30, 2021 resulting from our acquisition of Arcturus in February 2021. Cost of sales for fiscal 2021 included $1.7 million and $2.8 million of intangible amortization expense and other related non-cash purchase accounting expense related to increasing the carrying value of certain assets to fair value for MUAS and UAS, respectively, as compared to $2.4 million for UAS in fiscal 2020.

Gross Margin. Gross margin for the fiscal year ended April 30, 2021 was $164.6 million, as compared to $153.1 million for the fiscal year ended April 30, 2020, representing an increase of $11.5 million, or 7%. As a percentage of revenue, gross margin remained consistent at 42%. The increase in gross margin was primarily due to an increase in product margin of $11.5 million. UAS gross margin increased $8.5 million to $161.6 million for the fiscal year ended April 30, 2021 primarily due to an increase in product sales, partially offset by a decrease in service revenues and a favorable mix. As a percentage of revenue, UAS gross margin increased from 42% to 43%, primarily due to a favorable product mix. MUAS gross margin was $3.0 million for the fiscal year ended April 30, 2021 resulting from our acquisition of Arcturus in February 2021.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2021 was $67.5 million, or 17% of revenue, compared to SG&A expense of $59.5 million, or 16% of revenue, for the fiscal year ended April 30, 2020. The increase in SG&A expense was primarily due to an increase in acquisition related expenses of $6.5 million primarily related to the acquisition of Arcturus, ISG and Telerob and an increase in intangible amortization expense of $2.8 million.

Research and Development. R&D expense for the fiscal year ended April 30, 2021 was $53.8 million, or 14% of revenue, compared to R&D expense of $46.5 million, or 13% of revenue, for the fiscal year ended April 30, 2020. R&D expense increased primarily due to an increase in development activities regarding enhanced capabilities for our products and development of new product lines.

Interest (Expense) Income, net. Interest expense, net for the fiscal year ended April 30, 2021 was $0.6 million, compared to interest income net of $4.8 million for the fiscal year ended April 30, 2020. The increase in interest expense is primarily due to a combination of a decrease in the average interest rates earned on our investments portfolio and a decrease in the average investment balances and an increase in interest expense of $0.9 million resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other (Expense) Income, net. Other expense, net for the fiscal year ended April 30, 2021 was $8.3 million, as compared to other income, net of $0.7 million for the fiscal year ended April 30, 2020. The increase in other expense, net was primarily due to a legal accrual related to our former EES Business.

Income Taxes. Our effective income tax rate was 1.6% for the fiscal year ended April 30, 2021, as compared to 11.1% for the fiscal year ended April 30, 2020. The decrease in our effective tax rate was primarily due to the decrease in income before income taxes and an increase in certain federal income tax credits.

Equity method investment loss, net of tax. Equity method investment loss, net of tax for the fiscal year ended April 30, 2021 was $10.5 million, as compared to equity method investment loss, net of $5.5 million for the fiscal year ended April 30, 2020. The increase was primarily due to a loss of $8.4 million for our proportionate share of the HAPSMobile Inc. joint venture’s impairment of its investment in Loon LLC.

Loss on sale of business, net of tax. Loss on sale of business, net of tax for the fiscal year ended April 30, 2021 was $0, as compared to $0.3 million for the fiscal year ended April 30, 2020. The loss on sale of business, net of tax related to the sale of our former EES Business during the fiscal year ended April 30, 2019. We recorded an adjustment related to a settled working capital dispute during the fiscal year ended April 30, 2020.

Fiscal Year Ended April 30, 2020 Compared to Fiscal Year Ended April 30, 2019

Revenue. Revenue for the fiscal year ended April 30, 2020 was $367.3 million, as compared to $314.3 million for the fiscal year ended April 30, 2019, representing an increase of $53.0 million, or 17%. The increase in revenue was due to an increase in product revenue of $44.7 million and an increase in service revenue of $8.3 million. The increase in product revenue was primarily due to an increase in product deliveries of small UAS to customers within the U.S. government and an increase in TMS revenue from customers within the U.S. government, partially offset by a slight decrease in product deliveries of small UAS to international customers. The increase in product deliveries of small UAS included product deliveries of our VAPOR helicopter unmanned aircraft system associated with our acquisition of Pulse Aerospace in June 2019. The increase in service revenue was primarily due to an increase in customer-funded R&D work primarily associated with our design and development agreement with HAPSMobile, development efforts for customers within the U.S. government, an increase in other engineering services, and an increase in sustainment activities in support of TMS product deliveries, partially offset by a decrease in customer-funded R&D work associated with TMS and TMS variants.

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

Liquidity and Capital Resources

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into a Credit Agreement for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit, and (ii) a five-year amortized $200 million term A loan (together the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $5.0 million as of April 30, 2021. As of April 30, 2021, approximately $95.0 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 12—Debt to our financial statements for further details.

On May 3, 2021, the Company paid €37,455,398.11 (approximately $45.4 million) in cash to purchase Telerob, less (a) €3,000,000 (approximately $3.6 million) to be held in escrow. Funding for the acquisition came from existing sources of liquidity, Credit Facilities, and cash flows from operations. Refer to Note 24—Subsequent Events to our financial statements for further details.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our recent acquisitions of Arcturus, ISG and Telerob. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the recent acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services and financing our acquisition of Telerob. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

Although not material in value alone or in aggregate, during the fiscal year ended April 30, 2021, we made certain commitments outside of the ordinary course of business, including capital contributions of $2.7 million to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund of which $2.4 million was remaining at April 30, 2021.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2021	2020	2019

	(In thousands)
Net cash provided by operating activities	$86,532	$25,097	$26,946
Net cash (used in) provided by investing activities	$(378,771)	$59,167	$11,546
Net cash provided by (used in) financing activities	$194,160	$(1,830)	$(1,184)

Cash Provided by Operating Activities. Net cash provided by operating activities for the fiscal year ended April 30, 2021 increased by $61.4 million to $86.5 million, compared to net cash provided by operating activities of $25.1 million for the fiscal year ended April 30, 2020. This increase in net cash provided by operating activities was primarily due to an increase in the cash provided as a result of changes in operating assets and liabilities of $66.9 million largely resulting from increases in accounts receivable and unbilled retentions and receivables due to year over year timing differences, partially offset by decreases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, and decreases in prepaid expenses and other assets due to year over year timing differences, and an increase in non-cash expenses of $12.5 million primarily due to an increase in depreciation and amortization and loss from equity method investments.

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

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $437.9 million to $378.7 million for the fiscal year ended April 30, 2021, compared to net cash provided by investing activities of $59.2 million for the fiscal year ended April 30, 2020. The increase in net cash used in investing activities was primarily due to the acquisitions of Arcturus and ISG, net of cash for $385.6 million in fiscal year ended April 30, 2021 and a decrease in redemptions of available-for-sale investments net of purchases. During the fiscal years ended April 30, 2021 and 2020, we used cash to purchase property and equipment totaling $11.3 million and $11.2 million, respectively.

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

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $196.0 million to $194.2 million for the fiscal year ended April 30, 2021, compared to net cash used in financing activities of $1.8 million for the fiscal year ended April 30, 2020. The increase in net cash provided by financing activities was primarily due to the proceeds of long-term debt of $200.0 million, partially offset by payment of debt issuance costs of $3.9 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2021:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$28,823	$6,711	$9,681	$5,859	$6,572
Purchase obligations(1)	58,717	58,717	—	—	—
Long-term debt obligations	200,000	10,000	20,000	170,000	—
Total	$287,540	$75,428	$29,681	$175,859	$6,572
(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2021.
(2)	Not included in the table above is an additional capital contribution of $2.4 million committed under the terms of a limited partnership agreement.

Off-Balance Sheet Arrangements

As of April 30, 2021, we had no off-balance sheet arrangements, as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

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

New Accounting Standards

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions. With the acquisition of Telerob, who does conduct sales denominated in Euros, we are further exposed to future foreign exchange gains or losses, and we will consider methods to limit our exposure on non-U.S. dollar transactions in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. (the "Company") as of April 30, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders' equity, and cash flows, for each of the two years in the period ended April 30, 2021, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended April 30, 2021, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.

Change in Accounting Principle

As discussed in Note 1 to the financial statements, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842), and all related amendments to Accounting Standard Codification 842, Leases, on May 1, 2019.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Revenue Recognition - Refer to Note 1 to the financial statements

Critical Audit Matter Description

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the customers. The Company’s performance obligations under these contractual agreements are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services. When the standalone selling price is not directly observable, the Company uses its best estimate of the standalone selling price of each distinct good or service in the contract using the cost-plus reasonable margin approach.  As of April 30, 2021, revenue was $394.9 million, of which 43% relates to revenue recognized over time.

We identified the assumptions related to estimating total costs and profit to be a critical audit matter given the inherent judgement involved in estimating the total costs including labor, materials, subcontractors’ costs, other direct costs and indirect costs. Auditing such estimates of total costs and profit required extensive audit effort and a high degree of auditor judgment.

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

Business Acquisitions – Refer to Note 21 to the financial statements

Critical Audit Matter Description

On February 19, 2021, the Company closed its acquisition of Arcturus for total consideration of approximately $422.6 million, net of cash acquired. Additionally, on February 23, 2021 the Company purchased certain assets of, and assumed certain liabilities of, ISG for total consideration of approximately $35.4 million, which includes the Company’s estimate of contingent consideration of $5.5 million based on the achievement of certain revenue targets by ISG during the 3 years following closing. The Company accounted for the acquisitions under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, resulting in technology of $31.9 million, customer relationships of $67.2 million and goodwill of $307.9 million.  Management estimated the fair value of the intangible assets using discounted cash flow analyses, which were based on the Company’s best estimates of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Determining the fair value of the intangible assets acquired required significant judgment, including the amount and timing of expected future cash flows and the selected discount rates.

We identified the assumptions related to estimating the amount and timing of expected future cash flows and discount rates to be a critical audit matter given the inherent judgment involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures applied to the amount and timing of expected future cash flows and the selection of the discount rates for intangibles included the following, among others:

●	We tested the effectiveness of controls over the valuation of intangibles, including management’s controls over the amount and timing of expected future cash flows and the selection of discount rates.

●	We assessed the reasonableness of management’s forecasts of future cash flows by performing inquiries of appropriate individuals outside of the finance organization, comparing the projections to historical results, contractual agreements, certain peer companies, third-party industry forecasts, and internal communications to management and board of directors.

●	With the assistance of our fair value specialists, we evaluated the reasonableness of (1) the valuation methodology and (2) the discount rates utilized, including testing the source information underlying the determination of the discount rates, testing the mathematical accuracy of the calculation, and developing a range of independent estimates and comparing those to the discount rates selected by management.

●	We evaluated whether the estimated future cash flows were consistent with evidence obtained in other areas of the audit.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 29, 2021

We have served as the Company’s auditor since fiscal 2020.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of AeroVironment, Inc. and subsidiaries

Opinion on the Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of AeroVironment, Inc. and subsidiaries (the Company) for the year ended April 30, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of the Company’s operations and its cash flows for the year ended April 30, 2019, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Los Angeles, California

June 25, 2019

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$148,741	$255,142
Short-term investments	31,971	47,507
Accounts receivable, net of allowance for doubtful accounts of $595 at April 30, 2021 and $1,190 at April 30, 2020	62,647	73,660
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $544 at April 30, 2021 and $15,779 at April 30, 2020)	71,632	75,837
Inventories	71,646	45,535
Prepaid expenses and other current assets	15,001	6,246
Total current assets	401,638	503,927
Long-term investments	12,156	15,030
Property and equipment, net	58,896	21,694
Operating lease right-of-use assets	22,902	8,793
Deferred income taxes	2,061	4,928
Intangibles, net	106,268	13,637
Goodwill	314,205	6,340
Other assets	10,440	10,605
Total assets	$928,566	$584,954
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$24,841	$19,859
Wages and related accruals	28,068	23,972
Customer advances	7,183	7,899
Current portion of long-term debt	10,000	—
Current operating lease liabilities	6,154	3,380
Income taxes payable	861	1,065
Other current liabilities	19,078	10,778
Total current liabilities	96,185	66,953
Long-term debt, net of current portion	187,512	—
Non-current operating lease liabilities	19,103	6,833
Other non-current liabilities	10,141	250
Liability for uncertain tax positions	3,518	1,017
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2021 and April 30, 2020	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,777,295 shares at April 30, 2021 and 24,063,639 shares at April 30, 2020	2	2
Additional paid-in capital	260,327	181,481
Accumulated other comprehensive income	343	328
Retained earnings	351,421	328,090
Total AeroVironment, Inc. stockholders’ equity	612,093	509,901
Noncontrolling interest	14	—
Total equity	612,107	509,901
Total liabilities and stockholders’ equity	$928,566	$584,954

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2021	2020	2019
Revenue:
Product sales	$278,888	$256,758	$212,089
Contract services (inclusive of related party revenue of $42,426, $60,864 and $55,407 for the years ended April 30, 2021, 2020, and 2019, respectively)	116,024	110,538	102,185
	394,912	367,296	314,274
Cost of sales:
Product sales	149,714	139,131	113,489
Contract services	80,640	75,063	72,382
	230,354	214,194	185,871
Gross margin:
Product sales	129,174	117,627	98,600
Contract services	35,384	35,475	29,803
	164,558	153,102	128,403
Selling, general and administrative	67,481	59,490	60,343
Research and development	53,764	46,477	34,234
Income from continuing operations	43,313	47,135	33,826
Other income:
Interest (expense) income, net	(618)	4,828	4,672
Other (expense) income, net	(8,330)	707	11,980
Income before income taxes	34,365	52,670	50,478
Provision for income taxes	539	5,848	4,641
Equity method investment loss, net of tax	(10,481)	(5,487)	(3,944)
Net income from continuing operations	23,345	41,335	41,893
Discontinued operations:
(Loss) gain on sale of business, net of tax (benefit) expense of $(76) and $2,444 for the year ended April 30, 2020 and April 30, 2019, respectively	—	(265)	8,490
Loss from discontinued operations, net of tax	—	—	(2,964)
Net (loss) income from discontinued operations	—	(265)	5,526
Net income	23,345	41,070	47,419
Net (income) loss attributable to noncontrolling interest	(14)	4	19
Net income attributable to AeroVironment, Inc.	$23,331	$41,074	$47,438
Net income (loss) per share attributable to AeroVironment, Inc.—Basic
Continuing operations	$0.97	$1.74	$1.77
Discontinued operations	—	(0.01)	0.23
Net income per share attributable to AeroVironment, Inc.—Basic	$0.97	$1.73	$2.00
Net income (loss) per share attributable to AeroVironment, Inc.—Diluted
Continuing operations	$0.96	$1.72	$1.74
Discontinued operations	—	(0.01)	0.23
Net income per share attributable to AeroVironment, Inc.—Diluted	$0.96	$1.71	$1.97
Weighted-average shares outstanding:
Basic	24,049,851	23,806,208	23,663,410
Diluted	24,362,656	24,088,167	24,071,713

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands)

	Year Ended April 30,
	2021	2020	2019

Net income	$23,345	$41,070	$47,419
Other comprehensive income:
Unrealized (loss) gain on investments, net of deferred tax expense of $1, $14 and $51 for the fiscal years ended 2021, 2020 and 2019, respectively	(60)	50	57
Change in foreign currency translation adjustments	75	276	(34)
Total comprehensive income	23,360	41,396	47,442
Net (income) loss attributable to noncontrolling interest	(14)	4	19
Comprehensive income attributable to AeroVironment, Inc.	$23,346	$41,400	$47,461

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2018	23,908,736	2	170,139	238,913	(21)	409,033	23	409,056
Net income (loss)	—	—	—	47,438	—	47,438	(19)	47,419
Unrealized gain on investments	—	—	—	—	57	57	—	57
Foreign currency translation	—	—	—	—	(34)	(34)	—	(34)
Stock options exercised	12,725	—	71	—	—	71	—	71
Restricted stock awards	57,476	—	—	—	—	—	—	—
Restricted stock awards forfeited	(18,023)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(14,621)	—	(1,094)	—	—	(1,094)	—	(1,094)
Stock-based compensation	—	—	7,100	—	—	7,100	—	7,100
Balance at April 30, 2019	23,946,293	2	176,216	286,351	2	462,571	4	462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	41,074	—	41,074	(4)	41,070
Unrealized gain on investments	—	—	—	—	50	50	—	50
Foreign currency translation	—	—	—	—	276	276	—	276
Stock options exercised	16,189	—	100	—	—	100	—	100
Restricted stock awards	131,991	—	—	—	—	—	—	—
Restricted stock awards forfeited	(12,541)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(18,293)	—	(1,062)	—	—	(1,062)	—	(1,062)
Stock-based compensation	—	—	6,227	—	—	6,227	—	6,227
Balance at April 30, 2020	24,063,639	2	181,481	328,090	328	509,901	—	509,901
Net income	—	—	—	23,331	—	23,331	14	23,345
Unrealized loss on investments	—	—	—	—	(60)	(60)	—	(60)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	53,500	—	1,522	—	—	1,522	—	1,522
Restricted stock awards	117,468	—	—	—	—	—	—	—
Restricted stock awards forfeited	(5,509)	—	—	—	—	—	—	—
Business acquisition	573,794	—	72,384	—	—	72,384	—	72,384
Tax withholding payment related to net share settlement of equity awards	(25,597)	—	(1,992)	—	—	(1,992)	—	(1,992)
Stock based compensation	—	—	6,932	—	—	6,932	—	6,932
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2021	2020	2019
Operating activities
Net income	$23,345	$41,070	$47,419
Loss (gain) on sale of business, net of tax	—	265	(8,490)
Loss from discontinued operations, net of tax	—	—	2,964
Net income from continuing operations	23,345	41,335	41,893
Adjustments to reconcile net income from continuing operations to cash provided by operating activities from continuing operations:
Depreciation and amortization	19,262	9,888	7,669
Losses from equity method investments, net	10,481	5,487	3,944
Amortization of debt issuance costs	145	—	—
Realized gain from sale of available-for-sale investments	(11)	(180)	—
Impairment of long-lived assets	—	—	4,398
Provision for doubtful accounts	(114)	388	(39)
Other non-cash gain, net	(449)	(703)	—
Non-cash lease expense	5,150	4,574	—
Loss on foreign currency transactions	1	1	38
Deferred income taxes	(1,694)	3,419	4,792
Stock-based compensation	6,932	6,227	6,985
Loss (gain) on sale of property and equipment	123	(71)	76
Amortization of debt securities	309	(1,423)	(1,506)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,177	(42,869)	25,821
Unbilled receivables and retentions	8,381	(22,790)	(36,175)
Inventories	(5,179)	8,855	(16,631)
Income tax receivable	—	821	(821)
Prepaid expenses and other assets	(6,104)	831	(2,401)
Accounts payable	2,565	3,127	(7,054)
Other liabilities	6,212	8,180	(4,043)
Net cash provided by operating activities	86,532	25,097	26,946
Investing activities
Acquisition of property and equipment	(11,263)	(11,220)	(8,896)
Equity method investments	(2,675)	(14,498)	(7,598)
Business acquisitions, net of cash acquired	(385,614)	(18,641)	—
Proceeds from sale of business	—	—	31,994
Proceeds from sale of property and equipment	—	81	—
Redemptions of held-to-maturity investments	—	185,917	260,918
Purchases of held-to-maturity investments	—	(176,757)	(267,122)
Redemptions of available-for-sale investments	146,425	200,892	2,250
Purchases of available-for-sale investments	(125,644)	(106,607)	—
Net cash (used in) provided by investing activities	(378,771)	59,167	11,546
Financing activities
Principal payments of capital lease obligations	—	—	(161)
Payment of contingent consideration	—	(868)	—
Tax withholding payment related to net settlement of equity awards	(1,992)	(1,062)	(1,094)
Holdback and retention payments for business acquisition	(1,492)	—	—
Exercise of stock options	1,522	100	71
Payment of debt issuance costs	(3,878)	—	—
Proceeds from long-term debt	200,000	—	—
Net cash provided by (used in) financing activities	194,160	(1,830)	(1,184)
Discontinued operations
Operating activities of discontinued operations	—	—	(7,686)
Investing activities of discontinued operations	—	—	(431)
Net cash used in discontinued operations	—	—	(8,117)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(98,079)	82,434	29,191
Cash, cash equivalents and restricted cash at beginning of period	255,142	172,708	143,517
Cash, cash equivalents and restricted cash at end of period	$157,063	$255,142	$172,708
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$2,405	$532	$6,780
Non-cash activities
Unrealized (loss) gain on investments, net of deferred tax expense of $1, $14 and $51 for the fiscal years ended 2021, 2020 and 2019, respectively	$(60)	$50	$57
Issuance of common stock for business acquisition	$72,384	$—	$—
Change in foreign currency translation adjustments	$75	$276	$(34)
Issuances of inventory to property and equipment, ISR in-service assets	$769	$—	$—
Acquisitions of property and equipment included in accounts payable	$756	$1,425	$810

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries: Arcturus UAV, Inc. (“Arcturus”) and AeroVironment, Inc. (Afghanistan), as well as the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) (collectively referred to herein as the “Company”).

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

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse Aerospace, LLC (“Pulse”) pursuant to the terms of a Unit Purchase Agreement (the “Pulse Purchase Agreement”). The assets, liabilities and operating results of Pulse have been included in the Company’s consolidated financial statements. In February 2021, the Company dissolved its wholly-owned subsidiary, Pulse Aerospace, LLC, the results of which were not material to the consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

On February 19, 2021, the Company closed its acquisition of Arcturus, a California corporation pursuant to a Stock Purchase Agreement (the “Arcturus Purchase Agreement”) with Arcturus and each of the shareholders and other equity interest holders of Arcturus (collectively, the “Arcturus Sellers”), to purchase 100% of the issued and outstanding equity of Arcturus (the “Arcturus Acquisition”). The assets, liabilities and operating results of Arcturus have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

On February 23, 2021, the Company purchased certain assets of, and assumed certain liabilities of, the Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation, a Virginia corporation (the “ISG Seller”), pursuant to the terms of an Asset Purchase Agreement (the “ISG Purchase Agreement”) of the same date by and among the Company, ISG Seller and the sole shareholder of ISG Seller (the “Beneficial Owner,” and such acquisition of ISG, the “ISG Acquisition”). The assets, liabilities and operating results of ISG have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

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

In December of 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in equity method investment loss, net of tax in the consolidated statement of operations. The carrying value of the investment in HAPSMobile was recorded in other assets. Refer to Note 9 – Equity Method Investments for further details.

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. Refer to Note 9 – Equity Method Investments for further details.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of research and development (“R&D”), based on UAS and MUAS operating units. Accordingly, the Company operates its business as two reportable segments, UAS and MUAS.

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

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Arcturus Purchase Agreement, the Company maintains escrow accounts to address final purchase price adjustments post-Arcturus Closing, if any and to address Arcturus UAV’s and/or the Sellers’ indemnification obligations. The restricted funds in the escrow account are recorded in other assets on the consolidated balance sheet. As of April 30, 2021 restricted cash was $8,322,000. The Company had no restricted cash as of April 30, 2020.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated commercial paper, highly rated corporate bonds, and accounts receivable. The Company currently invests the majority of its cash in municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities and highly rated corporate bonds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 69%, 61% and 58% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2021, 2020 and 2019, respectively. These agencies accounted for 64% and 62% of the accounts receivable balances at April 30, 2021 and 2020, respectively. One such agency, the U.S. Army, accounted for 34%, 32% and 28% of the Company’s consolidated revenue for the years ended April 30, 2021, 2020 and 2019, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2021 and 2020, the retention balances were $700,000 and $717,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience, age of receivable and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of expected credit losses over the life of the receivable; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Long-Lived Assets

Property and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 - 7 years
Computer equipment and software	2 - 5 years
In-service ISR assets	3 years
Furniture and fixtures	3 - 7 years
Leasehold improvements	Lesser of useful life or term of lease

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

The Company reviews the recoverability of its long-lived assets whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. The estimated future cash flows are based upon, among other things, assumptions about expected future operating performance, and may differ from actual cash flows. If the sum of the projected undiscounted cash flows (excluding interest) is less than the carrying value of the assets, the assets will be written down to the estimated fair value in the period in which the determination is made. During the fiscal year ended April 30, 2019, the Company recorded an impairment loss of $4,398,000 related to the long-lived assets of its commercial UAS Quantix solution. Refer to Note 8 – Property and equipment, net.

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

Technology	3 - 12 years
Licenses	3 years
Customer relationships	3 - 5 years
In-process research and development	3 years
Trademarks and tradenames	6 years
Non-compete agreements	Contractual term

The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. No impairment was recorded for the fiscal years ended April 30, 2021, 2020 or 2019.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested for impairment annually during the fourth quarter of the Company’s fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations. No impairment was recorded for the fiscal years ended April 30, 2021, 2020 or 2019.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

Accrued Sales Commissions

As of April 30, 2021 and 2020, the Company accrued sales commissions in other current liabilities of $2,716,000 and $2,842,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2021 and 2020, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,181,000 and $753,000, respectively.

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

Customer Advances and Amounts in Excess of Cost Incurred

The Company receives advances, performance-based payments and progress payments from customers that may exceed costs incurred on certain contracts, including contracts with agencies of the U.S. government resulting in contract liabilities. These advances are classified as customer advances and will be offset against billings.

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

The Company’s performance obligations are satisfied over time, which accounted for 43% of revenue during our fiscal year ended April 30, 2021, or at a point in time, 57%. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for TMS product deliveries and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including ISR services, is recognized over time as services are rendered. The Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s small and medium UAS product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On April 30, 2021, the Company had approximately $211,796,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 94% of the remaining performance obligations as revenue in fiscal 2022 and an additional 6% in fiscal 2023.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the years ended April 30, 2021, 2020 or 2019. During the year ended April 30, 2021, the Company revised its estimates of the total expected costs to complete a TMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,041,000. During the year ended April 30, 2020, the Company revised its estimates of the total expected costs to complete a TMS contract and a contract associated with a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,403,000 and an increase of approximately $1,099,000, respectively. No adjustment on any one contract was material to the Company’s consolidated financial statements for the years ended April 30, 2019.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,
Revenue by major product line/program	2021	2020	2019
Small UAS	$235,854	$225,888	$183,157
MUAS	15,837	—	—
TMS	87,268	63,781	65,087
HAPS	42,426	60,864	55,407
Other	13,527	16,763	10,623
Total revenue	$394,912	$367,296	$314,274

	Year Ended April 30,
Revenue by contract type	2021	2020	2019
FFP	$307,413	$269,917	$224,090
CPFF	86,719	94,176	89,485
T&M	780	3,203	699
Total revenue	$394,912	$367,296	$314,274

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

	Year Ended April 30,
Revenue by customer category	2021	2020	2019
U.S. government	$271,273	$225,341	$182,586
Non-U.S. government	123,639	141,955	131,688
Total revenue	$394,912	$367,296	$314,274

	Year Ended April 30,
Revenue by geographic location	2021	2020	2019
Domestic	$241,898	$201,046	$151,124
International	153,014	166,250	163,150
Total revenue	$394,912	$367,296	$314,274

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2021 or 2020 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2021, 2020, and 2019 that was included in contract liability balances at the beginning of each year were $5,468,000, $1,670,000 and $1,587,000, respectively.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of April 30, 2021 and 2020, the Company had $1,729,000 and $0 of costs to fulfill future performance obligations on contracts considered to be probable of occurrence. Costs to fulfill a contract are recorded in prepaid expenses and other current assets on the consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2021, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $74,218,000, $80,934,000 and $76,407,000 for the years ended April 30, 2021, 2020 and 2019, respectively. The related cost of sales for customer-funded research and development totaled approximately $51,395,000, $56,440,000 and $54,824,000 for the years ended April 30, 2021, 2020 and 2019, respectively.

In January 2017, the Company executed a cost sharing Other Transaction Agreement type contract funded by the US Federal Government to perform certain system design, development and functional testing activities specific to a new prototype UAS on a best-efforts basis. The term of the agreement was completed as of December 2020. Costs of $21,833,000 have been reimbursed to the Company as the activities were performed, while the Company was responsible for funding a minimum of $11,225,000. The Company has determined that the contract meets the criteria of ASC 912-730-05 Contractors – Federal Government and, therefore, all reimbursements are recorded as an offset to research and development expense in the consolidated statements of income. Reimbursements under the contract were $3,424,000, $8,102,000 and $5,936,000 for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $675,000, $934,000 and $897,000 for the years ended April 30, 2021, 2020 and 2019, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2021, 2020 and 2019, foreign currency transaction losses that are included in other (expense) income, net in the accompanying statements of income were $1,000, $1,000, and $38,000, respectively.

Earnings Per Share

Basic earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2021	2020	2019

Continuing operations attributable to AeroVironment, Inc.	$23,331,000	$41,339,000	$41,912,000
Discontinued operations, net of tax	—	(265,000)	5,526,000
Net income attributable to AeroVironment, Inc.	$23,331,000	$41,074,000	$47,438,000
Denominator for basic earnings per share:
Weighted average common shares	24,049,851	23,806,208	23,663,410
Dilutive effect of employee stock options, restricted stock and restricted stock units	312,805	281,959	408,303
Denominator for diluted earnings per share	24,362,656	24,088,167	24,071,713

During the years ended April 30, 2021, 2020 and 2019, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 3,000, 3,000 and 18,000 for the years ended April 30, 2021, 2020 and 2019, respectively.

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

Effective May 1, 2020, the Company adopted ASU 2018-15, “Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40) Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract” (“ASU 2018-15”). ASU 2018-15 provides guidance on the treatment of accounting for fees paid by a customer in a cloud computing arrangement. This guidance includes the requirements for capitalizing implementation costs incurred in a hosting arrangement. The Company adopted ASU 2018-15 using the prospective method, applying the new guidance to all implementation costs incurred after adoption. The adoption of ASU 2018-15 did not have a material impact on the Company’s consolidated financial statements.

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

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of April 30, 2021. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

On February 22, 2019, Webasto filed a lawsuit, which was amended in April 2019, alleging several claims against the Company for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures, failure to provide certain consents to contract assignments and related to a previously announced product recall. Webasto seeks to recover the costs of the recall and other damages totaling a minimum of $6,500,000 in addition to attorneys’ fees, costs, and punitive damages. On August 16, 2019, the Company filed a counterclaim against Webasto seeking payment of the Holdback and declaratory relief regarding Webasto’s cancellation of an assigned contract. Webasto again amended the complaint in May 2021 to include additional claims. The Company has not filed an answer to Webasto’s amended complaint filed in May 2021. The Company believes that the allegations are generally meritless and is mounting a vigorous defense. In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto, however, the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims. As a result of the settlement negotiations, the Company established a litigation reserve, which reserve reflects the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made, and the Company continues to vigorously defend all claims. However, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the consolidated statements of operations.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $38,000, $551,000 and $2,758,000 and has been recorded in other income, net in the consolidated statements of income for the fiscal years ended April 30, 2021, 2020 and 2019, respectively.

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

	Year Ended April 30,
	2021	2020	2019

Net sales	$—	$—	$4,256
Cost of sales	—	—	5,097
Gross margin	—	—	(841)
Selling, general and administrative	—	—	1,515
Research and development	—	—	1,072
Other income, net	—	—	1
Loss from discontinued operations before income taxes	—	—	(3,427)
Benefit for income taxes	—	-	(463)
Net loss from discontinued operations	$—	$—	$(2,964)
(Loss) gain on sale of business, net of tax (benefit) expense of $(76) and $2,444 for the year ended April 30, 2020 and April 30, 2019, respectively	—	(265)	8,490
Net (loss) income from discontinued operations	$—	$(265)	$5,526

3.           Investments

Investments consist of the following:

	April 30,
	2021	2020
Short-term investments:
Available-for-sale securities:
Municipal securities	22,245	5,244
U.S. government securities	4,009	33,771
Corporate bonds	5,717	8,492
Total short-term investments	$31,971	$47,507
Long-term investments:
Available-for-sale securities:
Municipal securities	988	1,592
U.S. government securities	4,000	8,996
Total available-for-sale investments	4,988	10,588
Equity method investments
Investment in limited partnership fund	7,168	4,442
Total equity method investments	7,168	4,442
Total long-term investments	$12,156	$15,030

Available-For-Sale Securities

As of April 30, 2021 and 2020, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification is recorded in interest income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of April 30, (in thousands):

	April 30, 2021				April 30, 2020
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal securities	$23,227	$8	$(2)	$23,233	$6,807	$29	$—	$6,836
U.S. government securities	8,008	1	—	8,009	42,730	41	(4)	42,767
Corporate bonds	5,718	—	(1)	5,717	8,495	—	(3)	8,492
Total available-for-sale investments	$36,953	$9	$(3)	$36,959	$58,032	$70	$(7)	$58,095

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity at April 30, 2021, are as follows:

	Cost	Fair Value
Due within one year	$31,968	$31,971
Due after one year through five years	4,985	4,988
Total	$36,953	$36,959

4.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$36,959	$—	$36,959
Contingent consideration	—	—	5,521	5,521
Total	$—	$36,959	$5,521	$42,480

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2020	$—
Business acquisition	5,521
Transfers to Level 3	—
Total (gains) losses (realized or unrealized)	—
Settlements	—
Balance at April 30, 2021	$5,521
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at April 30, 2021	$—

Pursuant to the ISG Purchase Agreement, the sellers may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the 3 years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. See Note 21—Business Acquisitions.

5.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2021	2020
Raw materials	$23,997	$15,988
Work in process	13,825	10,340
Finished goods	44,113	29,439
Inventories, gross	81,935	55,767
Reserve for inventory excess and obsolescence	(10,289)	(10,232)
Inventories, net	$71,646	$45,535

For the fiscal years ended April 30, 2021, 2020 and 2019, the Company recorded inventory reserve charges of $1,178,000, $5,377,000 and $5,054,000, respectively. Of the $5,377,000 inventory reserve recorded during fiscal year ended April 30, 2020, approximately $2,600,000 related to an impairment of the remaining net book value of the Company’s Quantix commercial UAS solution.

6.           Intangibles, net

Intangibles are included in other assets on the balance sheet. The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2021	2020
Technology	$46,850	$14,950
Licenses	1,008	1,006
Customer relationships	68,073	873
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	3	3
Intangibles, gross	116,872	17,770
Less accumulated amortization	(10,604)	(4,133)
Intangibles, net	$106,268	$13,637

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. The weighted average amortization period at April 30, 2021 and 2020 was five years and four years, respectively. Amortization expense for the years ended April 30, 2021, 2020 and 2019 was $6,469,000, $2,822,000 and $357,000, respectively.

Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Arcturus on February 19, 2021. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of ISG on February 23, 2021. Technology, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements were recognized in conjunction with the Company’s acquisition of Pulse on June 10, 2019. Refer to Note 21 - Business Combinations for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2022	$24,553
2023	24,409
2024	23,560
2025	16,513
2026	11,471
$100,506

7.           Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	UAS	MUAS	Total
Balance at April 30, 2020	$6,340	$—	$6,340
Additions to goodwill	19,254	288,611	307,865
Impairment of goodwill	—	—	—
Balance at April 30, 2021	$25,594	$288,611	$314,205

The goodwill balance at April 30, 2020 is attributable to the acquisition of Pulse. The UAS segment goodwill addition is attributable to the ISG acquisition. The MUAS goodwill addition is attributable to the Arcturus acquisition. Refer to Note 21—Business Acquisitions for further details.

8.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2021	2020

	(In thousands)
In-service ISR assets	$36,047	$—
Leasehold improvements	18,703	16,387
Machinery and equipment	53,943	46,519
Furniture and fixtures	3,698	3,031
Computer equipment and software	36,618	33,242
Construction in process	2,689	2,508
Property and equipment, gross	151,698	101,687
Less accumulated depreciation and amortization	(92,802)	(79,993)
Property and equipment, net	$58,896	$21,694

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

Depreciation expense for the years ended April 30, 2021, 2020 and 2019 was $12,793,000, $7,066,000 and $7,311,000, respectively.

9.           Investments in Companies Accounted for Using the Equity Method

In December of 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. As of April 30, 2021, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. At April 30, 2021, 2020 and 2019, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $10,530,000, $4,982,000 and $3,944,000, respectively, in equity method investment loss, net of tax in the consolidated statements of income. During the fiscal year ended April 30, 2021, the Company recorded its proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC in the amount of $8,363,000. HAPSMobile initially made its investment in Loon LLC in April 2019. The impairment recorded by HAPSMobile is included in realized and unrealized losses on investments in the summarized financial information shown below. At April 30, 2021 and 2020, the carrying value of the investment in HAPSMobile of $0 and $10,455,000, respectively, was recorded in other assets, long-term.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. The Company made additional contributions of $1,173,000, $977,000 and $525,000 on July 15, 2020, January 4, 2021 and March 24, 2021, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $2,377,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. At April 30, 2021 and 2020, the Company recorded its ownership percentage of the net (gain) loss of the limited partnership, or $(49,000) and $394,000, respectively, in equity method investment loss, net of deferred taxes of $11 and $111,000, respectively, in the consolidated statements of income. At April 30, 2021 and 2020, the carrying value of the investment in the limited partnership of $7,168,000 and $4,442,000, respectively, was recorded in available-for-sale long-term investments.

Summarized financial information of the equity method investments are as follows:

	April 30,
	2021	2020

	(In thousands)
Current assets	$9,106	$67,387
Noncurrent assets	65,717	170,602
Current liabilities	76,492	72,505

	Year Ended April 30,
	2021	2020	2019

	(In thousands)
Revenues	$159	$25	$—
Gross loss	(1,241)	(1,331)	—
Realized and unrealized losses on investments	(131,971)	(7,028)	—
Net loss	(190,454)	(85,818)	(63,107)

10.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2021	2020

	(In thousands)
Beginning balance	$2,015	$1,704
Warranty expense	1,650	2,258
Changes in estimates related to pre-existing warranties	—	(189)
Warranty costs settled	(1,324)	(1,758)
Ending balance	$2,341	$2,015

During the fiscal year ended April 30, 2019, the Company revised its estimates based on the results of additional engineering studies and recorded incremental warranty reserve charges totaling $491,000 related to the estimated costs to repair a component of certain small UAS that were delivered in prior periods. During the fiscal year ended April 30, 2020, the Company revised its estimates based on the results of additional engineering studies to $302,000. As of April 30, 2020 and 2019, the Company had no remaining warranty reserve related to the estimated costs to repair the impacted UAS and $251,000, respectively. During the fiscal year ended April 30, 2020, the Company incurred total costs related to this warranty of $288,000.

11.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $5,764,000, $4,744,000 and $3,961,000 in contributions to the plan for the years ended April 30, 2021, 2020 and 2019, respectively.

12.Debt

In connection with the consummation of the Arcturus Acquisition on February 19, 2021, the Company, as borrower, and Arcturus, as guarantor, entered into a Credit Agreement with certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Credit Agreement”).

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200 million term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPMorgan Chase Bank were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

The Credit Facilities provide the Company with a choice of interest rates between (a) LIBOR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month LIBOR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects LIBOR (ranging from 1.50 - 2.25%) or Base Rate (ranging from 0.50 - 1.25%). The Company is also responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified.

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

In support of its obligations pursuant to the Credit Facilities, the Company has granted security interests in substantially all of the personal property of the Company and its domestic subsidiaries, including a pledge of the equity interests in its subsidiaries (limited to 65% of outstanding equity interests in the case of foreign subsidiaries), and the proceeds thereof, with customary exclusions and exceptions. The Company’s existing and future domestic subsidiaries, including Arcturus (as of the closing of its acquisition by the Company), will be guarantors for the Credit Facilities.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company and its Subsidiaries (as defined in the Credit Agreement) to incur any additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, or to enter into certain asset and stock-based transactions. In addition, the Credit Agreement includes certain financial maintenance covenants, requiring that (x) the Consolidated Leverage Ratio (as defined in the Credit Agreement) shall not be more than 3.00 to 1.00 as of the end of any fiscal quarter and (y) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) shall not be less than 1.25 to 1.00 as of the end of any fiscal quarter. As of April 30, 2021, the Company is in compliance with all covenants.

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

Long-term debt and the current period interest rates were as follows:

Year Ended
April 30,
2021
(In thousands)
Term loans	$200,000
Revolving credit facility	—
Total debt	200,000
Less current portion	10,000
Total long-term debt, less current portion	190,000
Less unamortized debt issuance costs - term loans	2,488
Total long-term debt, net of unamortized debt issuance costs - term loans	$187,512
Unamortized debt issuance costs - revolving credit facility	$1,244

Future long-term debt principle payments at April 30, 2021 were as follows:

(In thousands)
2022	$10,000
2023	10,000
2024	10,000
2025	10,000
2026	160,000
$200,000

13.          Leases

The Company leases certain buildings, land and equipment. At contract inception the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The Company defines the initial lease term to include renewal options determined to be reasonably certain. The Company’s leases have remaining lease terms of less than one year to nine years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease after two years. If the Company determines it is reasonably certain of exercising an option to extend or terminate, the option is included in the Company’s determination of lease assets and liabilities. For operating leases, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease costs recorded in cost of sales for product sales and contract services and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2021	2020
Operating lease cost	$5,150	$4,574
Short term lease cost	602	500
Variable lease cost	23	987
Sublease income	(91)	(287)
Total lease costs, net	$5,684	$5,774

Supplemental lease information was as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2021	2020
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$5,070	$3,897
Right-of-use assets obtained in exchange for new lease liabilities	$18,729	$13,022

Weighted average remaining lease term	71 months	34 months
Weighted average discount rate	3.6%	3.7%

Maturities of operating lease liabilities as of April 30, 2021 were as follows (in thousands):

2022	$6,711
2023	5,185
2024	4,496
2025	3,530
2026	2,329
Thereafter	6,572
Total lease payments	28,823
Less: imputed interest	(3,566)
Total present value of operating lease liabilities	$25,257

Rental expense under operating leases was approximately $4,609,000 for the year ended April 30, 2019.

14.          Stock-Based Compensation

For the years ended April 30, 2021, 2020 and 2019, the Company recorded stock-based compensation expense of approximately $6,932,000, $6,227,000 and $6,985,000, respectively.

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

No options were granted during the fiscal years ended April 30, 2021, 2020 and 2019. The fair value of stock options granted previously was estimated at the grant date using the Black-Scholes option pricing model. Assumptions included in the Black-Scholes option pricing model included the expected term of stock options, the expected volatility, the risk free interest rate, and the expected dividend yield. The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company’s historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options. The expected volatility is based on historical volatility for the Company’s stock. The risk free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option. The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Information related to the stock option plans at April 30, 2021, 2020 and 2019, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2018	339,026	25.29	—	—	18,302	0.59
Options granted	—	—	—	—	—	—
Options exercised	(2,000)	32.19	—	—	(4,000)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2019	337,026	25.25	—	—	14,302	0.59
Options granted	—	—	—	—	—	—
Options exercised	(3,000)	31.15	—	—	(13,189)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2020	334,026	25.19	—	—	1,113	0.59
Options granted	—	—	—	—	—	—
Options exercised	(53,500)	28.45	—	—	(1,113)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2021	280,526	24.57	—	—	—	—
Options exercisable at April 30, 2021	280,526	$24.57	—	$—	—	$—

The total intrinsic value of all options exercised during the years ended April 30, 2021, 2020 and 2019 was approximately $4,828,000, $833,000, and $371,000, respectively. The intrinsic value of all options outstanding at April 30, 2021 and 2020 was $24,068,000 and $11,779,000, respectively. The intrinsic value of all exercisable options at April 30, 2021 and 2020 was $24,068,000 and $11,242,000, respectively.

A summary of the status of the Company’s non-vested stock options as of April 30, 2021 and the year then ended is as follows:

Weighted
Average
Grant Date
Non-vested Options	Options	Fair Value
Non-vested at April 30, 2020	16,000	$10.16
Granted	—	—
Expired	—	—
Canceled	—	—
Vested	(16,000)	10.16
Non-vested at April 30, 2021	—	$—

As of April 30, 2021, there was approximately $11,737,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 2.4 years.

No options were granted during the fiscal years ended April 30, 2021, 2020 and 2019. The total fair value of shares vesting during the years ended April 30, 2021, 2020 and 2019 was $5,312,000, $4,900,000 and $4,756,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2021, 2020 and 2019 were approximately $1,522,000, $101,000 and $67,000, respectively. The tax benefit realized from stock-based compensation was $0 during the years ended April 30, 2021, 2020 and 2019, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2021:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2021	Years	Price	2021	Price
$18.07	-	19.16	54,000	1.98	$18.26	54,000	$18.26
19.17	-	26.24	55,000	2.04	20.29	55,000	20.29
26.25	-	26.99	80,000	4.15	26.70	80,000	26.70
27.00	-	28.53	50,000	2.56	27.27	50,000	27.27
28.54	-	31.27	41,526	2.94	31.13	41,526	31.13
$18.07	-	31.27	280,526	2.86	$24.57	280,526	$24.57

The remaining weighted average contractual life of exercisable options at April 30, 2021 was 2.86 years.

Information related to the Company’s restricted stock awards at April 30, 2021 and for the year then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2020	201,647	$55.84
Stock granted	117,468	79.96
Stock vested	(133,578)	39.77
Stock canceled	(5,509)	72.03
Unvested stock at April 30, 2021	180,028	$83.02

15.          Long-Term Incentive Awards

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal year ended April 30, 2021, the Company recorded $1,072,000 of compensation expense related to the Fiscal 2021 LTIP. At April 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $7,784,000.

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal

2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal years ended April 30, 2021 and 2020, the Company recorded $620,000 and $649,000 of compensation expense related to the Fiscal 2020 LTIP. At April 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $4,188,000.

During the three months ended July 28, 2018, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the fiscal years ended April 30, 2021, 2020 and 2019, the Company recorded $368,000, $386,000 and $572,000 of compensation expense related to the Fiscal 2019 LTIP, respectively. During the first quarter of fiscal 2022, the Company expects to issue a total of 18,541 fully-vested shares of common stock to settle the Fiscal 2019 LTIP.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully vested shares of common stock. During the three months ended August 1, 2020, the Company issued a total of 16,228 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2018 LTIP. No compensation expense was recorded during fiscal year ended April 30, 2021 for the Fiscal 2018 LTIP.

During the three months ended July 29, 2017, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2017 LTIP”). Awards under the Fiscal 2017 LTIP consist of: (i) time-based restricted stock awards, which vested in equal tranches in July 2017, July 2018 and July 2019, and (ii) PRSUs, which vested based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2019. During the three months ended July 27, 2019, the Company issued a total of 14,814 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2017 LTIP. No compensation expense was recorded during fiscal year ended April 30, 2021 for the Fiscal 2017 LTIP.

At April 30, 2021 and 2020, the Company recorded cumulative stock-based compensation expense from these long-term incentive awards of $3,667,000 and $2,657,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

16.          Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Domestic	$34,274	$52,730	$50,644
Foreign	91	(60)	(166)
Income from continuing operations before income taxes	34,365	52,670	50,478

Equity method investment loss	(10,481)	(5,487)	(3,944)
Total income from continuing operations before income taxes	$23,884	$47,183	$46,534

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2021	2020	2019
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
State and local income taxes, net of federal benefit	(1.4)	(2.1)	(2.2)
R&D and other tax credits	(11.5)	(6.8)	(8.1)
Valuation allowance	3.2	3.4	3.7
Return to provision adjustments	(0.3)	0.1	(0.3)
Permanent items	3.6	0.7	0.8
Foreign derived intangible income	(7.6)	(3.9)	(3.7)
Excess benefit of equity awards	(5.7)	(1.5)	(3.1)
Other	0.3	0.2	1.1
Effective income tax rate	1.6%	11.1%	9.2%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Current:
Federal	$3,094	$3,005	$1,953
State	448	390	228
Foreign	—	—	—
	3,542	3,395	2,181
Deferred:
Federal	(3,247)	2,063	1,945
State	244	421	551
Foreign	—	(31)	(36)
	(3,003)	2,453	2,460
Total income tax expense	$539	$5,848	$4,641

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2021	2020
Deferred income tax assets:
Accrued expenses	$4,422	$3,337
Stock based compensation	2,492	2,259
Allowances, reserves, and other	1,482	1,784
Outside basis difference	4,617	2,264
Unrealized loss on securities	110	9
Net operating loss and credit carry-forwards	33,155	12,832
Intangibles basis	—	605
Lease liability	5,645	2,282
Total deferred income tax assets	51,923	25,372
Deferred income tax liabilities:
Fixed asset basis	(10,286)	(1,218)
Revenue recognition	—	(3,112)
Right-of-use asset	(5,119)	(1,965)
Intangibles basis	(17,004)	—
Total deferred income tax liabilities	(32,409)	(6,295)
Valuation allowance	(17,453)	(14,149)
Net deferred tax assets	$2,061	$4,928

At April 30, 2021 and 2020 the Company recorded a valuation allowance of $17,453,000 and $14,149,000, respectively, against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against the outside basis difference in an equity method investee. The valuation allowance increased by $3,304,000 and $2,871,000 for April 30, 2021 and April 30, 2020, respectively.

At April 30, 2021 the Company had state credit carryforwards of $28,530,000 that do not expire and federal tax credit carryforwards of $2,260,000 that expire in 2041.

At April 30, 2021, the Company had federal, state and foreign net operating loss carryforwards of approximately $88,719,000, $24,685,000 and $341,000, respectively. The federal and $8,754,000 of the state net operating losses carry forward indefinitely. $15,931,000 of state net operating losses will begin expiring in fiscal year 2028, and the foreign loss carryforward will begin expiring in fiscal year 2022. Utilization of federal and state net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended and similar state provisions.

At April 30, 2021 and 2020, the Company had approximately $17,556,000 and $14,347,000, respectively, of unrecognized tax benefits all of which would impact the Company’s effective tax rate if recognized. The Company estimates that $1,324,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2021 and 2020 (in thousands):

	April 30,
	2021	2020
Balance as of May 1	$14,347	$12,593
Increases related to prior year tax positions	1,305	62
Decreases related to prior year tax positions	(116)	—
Increases related to current year tax positions	2,074	1,971
Decreases related to lapsing of statute of limitations	(54)	(279)
Balance as of April 30	$17,556	$14,347

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2021 and 2020, the Company had accrued approximately $23,000 and $21,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions. The 2017 to 2020 tax years remain open to examination by the IRS for federal income taxes. The tax years 2010 to 2012 and 2016 to 2020 remain open for major state taxing jurisdictions.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates was not material to the Company’s income tax benefit for the year ended April 30, 2021.

17.          Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

			Total Accumulated
			Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation Adjustments	Income
Total accumulated other comprehensive income balance as of April 30, 2020	$50	$278	$328
Changes in foreign currency translation adjustments	—	75	75
Unrealized losses, net of $1 of taxes	(60)	—	(60)
Total accumulated other comprehensive income balance as of April 30, 2021	$(10)	$353	$343

18.          Changes in Accounting Estimates

During the years ended April 30, 2021, 2020 and 2019, the Company revised its estimates at completion of various contracts recognized using the over time method, which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. During the year ended April 30, 2021, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,041,000. During the year ended April 30, 2020, the Company revised its estimates of the total expected costs to complete a TMS contract and a contract associated with a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,403,000 and an increase of approximately $1,099,000, respectively. The changes in estimates resulted in cumulative catch-up adjustments to revenue for the years ended April 30, 2019 were not material.

19.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $29,000, $59,000 and $55,000 for fiscal years ended April 30, 2021, 2020 and 2019, respectively, for consulting services independent of his board service.

Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. Under the DDA and related efforts, the Company will use its best efforts, up to a maximum value of $180,806,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft.

The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $42,426,000, $60,864,000 and $55,407,000 for the fiscal years ended April 30, 2021, 2020 and 2019, respectively. At April 30, 2021 and 2020, the Company had unbilled related party receivables from HAPSMobile of $544,000 and $15,779,000 recorded in unbilled receivables and retentions on the consolidated balance sheet, respectively. As of April 30, 2021, the Company owned approximately a 7% stake. Refer to Note 9 – Equity Method Investments for further details.

20.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. Refer to Note 13—Leases for additional information.

Contingencies

The Company is subject to legal proceedings and claims which arise out of the ordinary course of its business. Although adverse decisions or settlements may occur, the Company, in consultation with legal counsel, believes that the final disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. The Company has recorded a litigation reserve related to the settlement offer made to Webasto. Refer to Note 2—Discontinued Operations for further details.

At April 30, 2021 and 2020, the Company had outstanding letters of credit totaling $5,029,000 and $2,716,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2019, the Company settled rates for its incurred cost claims with the DCAA for fiscal years 2016 and 2017 without payment of any consideration. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount not significant. At April 30, 2021 and 2020, the Company had no reserve for open incurred cost claim audits.

21.          Business Acquisitions

Arcturus Acquisition

On February 19, 2021, the Company closed its acquisition of Arcturus pursuant to the terms of the Arcturus Purchase Agreement. Arcturus, headquartered in Petaluma, California, designs, engineers, tools, and manufactures unmanned aerial and aircraft systems including airborne platforms, payloads and payload integration, ground control systems, and ground support equipment and other items and services related generally to unmanned aircraft systems.

Pursuant to the Arcturus Purchase Agreement, at the closing of the Arcturus Acquisition, the Company paid approximately $422,602,000, net of cash acquired (subject to certain customary adjustments and escrow arrangements set forth in the Arcturus Purchase Agreement), financed with a combination of approximately $150,218,000 of cash-on-hand, $200,000,000 of financing pursuant to the Term Loan Facility and the issuance of approximately $72,384,000 of unregistered, restricted shares of common stock. As specified in the Arcturus Purchase agreement, the number of shares issued was determined based on a value of $50,000,000 and a calculated average price as of the last business day prior to execution of the Arcturus Purchase Agreement.

The final cash consideration is subject to certain customary adjustments, including for net working capital, cash, debt and unpaid transaction expenses (including change in control related payments triggered by the transaction) of Arcturus at the Arcturus closing, less $6,500,000 to be held in escrow to address final purchase price adjustments post-Arcturus closing, if any (the “Adjustment Escrow”), and $1,822,500 to be held in escrow to address Arcturus’s and/or the Sellers’ indemnification obligations (the “Indemnification Escrow”). The Adjustment Escrow, less any negative post-closing adjustment to the cash consideration paid at closing, is to be released to the Arcturus Sellers upon completion of the post-Arcturus closing purchase price adjustment process; the Indemnification Escrow, less any amounts paid or reserved, is to be released to the Arcturus Sellers 12 months following the Arcturus closing. To further address potential breaches of Arcturus’s and the Sellers’ representations and warranties beyond the application of the Indemnification Escrow, the Company also obtained representation and warranty insurance policies providing $40,000,000 in coverage, subject to customary terms, exclusions and retention amounts.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Arcturus (in thousands):

February 19,
2021
Fair value of assets acquired:
Accounts receivable	6,050
Unbilled receivable	4,176
Inventories, net	21,701
Prepaid and other current assets	3,076
Property and equipment, net	38,739
Operating lease assets	11,429
Other assets	136
Technology	20,500
Customer relationships	62,700
Goodwill	288,611
Total assets acquired	457,118

Fair value of liabilities assumed:
Accounts payable	3,085
Wages and related accruals	1,698
Customer advances	1,818
Other current liabilities	8,534
Operating lease liabilities	12,297
Other non-current liabilities	1,190
Deferred income taxes, net	5,869
Total liabilities assumed	34,491
Total identifiable net assets	422,627

Fair value of consideration transferred:
Cash consideration, net of cash acquired	$350,243
Equity consideration	72,384
Total consideration	422,627

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value of the intangibles assets was determined using a discounted cash flow analysis, which were based on the Company’s preliminary estimates of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Arcturus and expected future customers in the MUAS market. For tax purposes the acquisition was treated as a stock purchase and the goodwill is not deductible.

Supplemental Pro Forma Information (unaudited)

Arcturus revenue and loss from operations for the year ended April 30, 2021 since acquisition on February 19, 2021 was $15,837,000 and $1,869,000, respectively. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

	Year Ended
	April 30,	April 30,
	2021	2020
Revenue	$478,579	$454,769
Net income attributable to AeroVironment, Inc.	$27,572	$31,264

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 27, 2019, reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from May 1, 2019 with the consequential tax effects, and including the results of Arcturus prior to acquisition.

The Company incurred approximately $6,015,000 acquisition-related expenses for the year ended April 30, 2021. These expenses are included in selling, general and administrative expense on the Company’s consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

ISG Acquisition

On February 23, 2021, the Company purchased certain assets of, and assumed certain liabilities of, ISG pursuant to the terms of the ISG Purchase Agreement. ISG is engaged in development of artificial intelligence-enabled computer vision, machine learning and perceptive autonomy technologies and provides related services to United States government customers.

In connection with the ISG Acquisition, the Company (i) paid a base purchase price of $29,700,000 in cash at closing and (ii) may pay additional cash consideration of up to $6,000,000, which is held in escrow account not controlled by the Company, based on the achievement of certain revenue targets by ISG during the 3 years following closing, in each case, subject to the terms and conditions of the ISG Purchase Agreement, including certain customary adjustments.

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

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the ISG Acquisition (in thousands):

February 23,
2021
Technology	$11,400
Customer relationships	4,500
Other assets	217
Goodwill	19,254
Total net identified assets acquired	$35,371

Fair value of consideration:
Cash	$29,700
Holdback	150
Contingent consideration	5,521
Total	$35,371

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value of the intangibles assets was determined using a discounted cash flow analysis, which were based on the Company’s preliminary estimates of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers. For tax purposes the acquisition was treated as an asset purchase and the goodwill is deductible ratably over a period of fifteen years.

Supplemental Pro Forma Information (unaudited)

ISG revenue for the year ended April 30, 2021 since acquisition on February 23, 2021 was $1,724,000. Other than the aforementioned revenue and intangible asset amortization expense of $474,000 for the year ended April 30, 2021 since the acquisition on February 23, 2021, the ISG financial results were not significant. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

	Year Ended
	April 30,	April 30,
	2021	2020
Revenue	$406,444	$379,627
Net income attributable to AeroVironment, Inc.	$23,787	$39,025

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 27, 2019, reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from May 1, 2019 with the consequential tax effects, and including the results of ISG prior to acquisition.

The Company incurred approximately $954,000 acquisition-related expenses for the year ended April 30, 2021. These expenses are included in selling, general and administrative expenses on the Company’s consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

Pulse Acquisition

On June 10, 2019, the Company purchased 100% of the issued and outstanding member units of Pulse pursuant to the terms of the Pulse Purchase Agreement. The Company’s acquisition of Pulse’s helicopter UAS product family strengthens AeroVironment’s leading family of fixed-wing small unmanned aircraft systems and increases the mission capabilities of AeroVironment’s family of systems.

Pursuant to the Pulse Purchase Agreement, at closing, the Company paid $20,650,000 in cash, less closing indebtedness and transaction costs as defined in the Pulse Purchase Agreement, less a $250,000 retention to cover any post-closing indemnification claims, and less a $1,250,000 holdback amount, with the retention and holdback to be released to the member unit holders of Pulse, less any amounts paid or reserved, 18 months after the closing of the transactions in accordance with the terms of the Pulse Purchase Agreement. The closing cash consideration included the payoff of the outstanding indebtedness of Pulse as of the closing date. The Company financed the acquisition entirely from available cash on hand. During fiscal year ended April 30, 2021, the Company paid a total of $1,492,000 in holdback and retention payments.

In addition to the consideration paid at closing, the acquisition of Pulse included contingent consideration arrangements that required additional consideration to be paid by the Company to the sellers of Pulse if two specified research and development milestones were achieved by December 10, 2021 and the continued employment of specified employees. Amounts were payable upon the achievement of the milestones. The range of the undiscounted amounts the Company could pay under each of the contingent consideration agreements was zero or $2,500,000 ($5,000,000 in total if both milestones are achieved and specific key employees continued employment). The fair value of the contingent consideration recognized on the acquisition date of $1,703,000 was estimated by applying the income approach. That measure was based on significant Level 3 inputs not observable in the market. Key assumptions include (1) a discount rate of 4.5% and (2) the probability that each of the milestones would be achieved.

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

22.          Segments

The Company’s product segments are as follows:

Unmanned Aircraft Systems—The UAS segment focuses primarily on the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments.

Medium Unmanned Aircraft Systems—The MUAS segment, which originates with the acquisition of Arcturus, focuses on designs, engineers, tools, and manufactures unmanned aerial and aircraft systems including airborne platforms, payloads and payload integration, ground control systems, and ground support equipment and other items and services related generally to unmanned aircraft systems including ISR services.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. The segment results are as follows (in thousands):

	Year Ended April 30,
	2021	2020	2019
Revenue:
UAS	$379,075	$367,296	$314,274
MUAS	15,837	—	—
Total	394,912	367,296	314,274
Gross margin:
UAS	161,593	153,102	128,403
MUAS	2,965	—	—
Total	164,558	153,102	128,403
Income (loss) from continuing operations:
UAS	45,182	47,135	33,826
MUAS	(1,869)	—	—
Total	43,313	47,135	33,826
Total assets
UAS	439,320	584,954	508,844
MUAS	489,246	—	—
Total	928,566	584,954	508,844

23.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 39%, 45% and 52% of revenue for each of the fiscal years ended April 30, 2021, 2020 and 2019, respectively. With the acquisition of Arcturus, the Company deploys in-service assets internationally, which as of April 30, 2020 was $36,047,000.

24. Subsequent Events

Telerob Acquisition

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob”), including Telerob’s wholly owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob, the “Telerob Group”) pursuant to its previously announced Share Purchase Agreement (the “Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Seller”), and each of the unit holders of the Seller (collectively, the “Shareholders”), to purchase 100% of the issued and outstanding shares of Seller’s wholly-owned subsidiary Telerob (the “Acquisition”). Upon closing of the transactions contemplated by the Purchase Agreement, Telerob became a wholly-owned subsidiary of the Company.

Pursuant to the Purchase Agreement at closing, the Company paid €37,455,000 (approximately $45,400,000) in cash to the Seller (subject to certain purchase price adjustments as set forth in the Purchase Agreement), less (a) €3,000,000 (approximately $3,636,000) to be held in escrow for breaches of the Seller’s fundamental warranties or any other of Seller’s warranties to the extent not covered by a representation and warranty insurance policy (the “RWI Policy”) obtained by the Company in support of certain indemnifications provided by the Seller; (b) transaction-related fees and costs incurred by the Seller, including change in control payments triggered by the transaction; and (c) 50% of the cost of obtaining the RWI Policy. In addition, at closing the Company paid off approximately €7,811,000 (approximately $9,468,000), of certain indebtedness of the Telerob Group, which amount was paid in combination to the Seller and the lender under an agreement between Telerob and the lender providing for a reduced payoff amount. This indebtedness was offset by cash on hand at the Telerob Group at closing. The escrow amount is to be released to the Seller, less any amounts paid or reserved, 30 months following the closing date.

In addition to the consideration paid at closing, the Seller may receive €2,000,000 (approximately $2,424,000) in additional cash consideration if specific revenue targets for the Telerob Group are achieved during the 12 month period after closing beginning on the first day of the calendar month following the closing (the “First Earnout Year”) and an additional €2,000,000 (approximately $2,424,000) in cash consideration if specific revenue targets for the Telerob Group are achieved in the 12 month period following the First Earnout Year. The Seller may also receive up to €2,000,000 (approximately $2,424,000) in additional cash consideration if specific awards and/or orders from the U.S. military are achieved prior to the end of a 36-month post-closing period.

SoftBank Agreement

On May 29, 2021, the Company entered into an amendment to the DDA with HAPSMobile. The parties agreed to the amendment in anticipation of the Company and SoftBank entering into a Master Design and Development Agreement with each other to continue the design and development of the Solar HAPS aircraft developed under the DDA.

On May 29, 2021, the Company and SoftBank entered into a Master Design and Development Agreement (“MDDA”) to continue the development of Solar HAPS. Pursuant to the MDDA, which has a five-year term, SoftBank will issue orders to the Company for the Company to perform design and development services and produce deliverables as specified in the applicable order(s). Upon the execution of the MDDA, SoftBank issued to the Company, and the Company accepted, the first order under the MDDA which has a maximum value of approximately $51,200,000.

Concurrent with the execution of the MDDA, each of SoftBank and the Company agreed to lend HAPSMobile JPY500,000,000 ($4,600,000), which loans are convertible into shares of HAPSMobile under certain conditions, and to cooperate with each other to explore restructuring and financing options for HAPSMobile to continue the development of Solar HAPS.

25.          Quarterly Results of Operations (Unaudited)

The following tables present selected unaudited consolidated financial data for each of the eight quarters in the two-year period ended April 30, 2021. In the Company’s opinion, this unaudited information has been prepared on the same basis as the audited information and includes all adjustments (consisting of only normal recurring adjustments) necessary for a fair statement of the financial information for the period presented. The Company’s fiscal year ends on April 30. Due to the fixed year end date of April 30, the first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. The first three quarters end on a Saturday.

	Three Months Ended
	August 1, 2020	October 31, 2020		January 30, 2021	April 30, 2021

	(In thousands except per share data)
Year ended April 30, 2021
Revenue	$87,450	$92,665		$78,782	$136,015
Gross margin	$35,411	$40,851		$28,641	$59,655
Net income attributable to AeroVironment, Inc. from continuing operations	$10,080	$2,094	(1)	$211	$10,946	(2)
Net income per share attributable to AeroVironment, Inc. from continuing operations—basic(3)	$0.42	$0.09	(1)	$0.01	$0.45	(2)
Net income per share attributable to AeroVironment, Inc. from continuing operations—diluted(3)	$0.42	$0.09	(1)	$0.01	$0.44	(2)

	Three Months Ended
	July 27,	October 26,	January 25,	April 30,
	2019	2019	2020	2020

	(In thousands except per share data)
Year ended April 30, 2020
Revenue	$86,911	$83,271	$61,891	$135,223
Gross margin	$41,272	$35,166	$23,496	$53,168
Net (loss) income attributable to AeroVironment, Inc. from continuing operations	$17,110	$7,501	$(1,008)	$17,736
Net (loss) income per share attributable to AeroVironment, Inc. from continuing operations—basic(3)	$0.72	$0.32	$(0.04)	$0.74
Net (loss) income per share attributable to AeroVironment, Inc. from continuing operations—diluted(3)	$0.71	$0.31	$(0.04)	$0.73
(1)	Includes a loss of $8.4 million for the Company’s proportionate share of the HAPSMobile Inc. joint venture’s impairment of its investment in Loon LLC recorded to “Equity method investment loss, net of tax” in the consolidated statement of operations.
(2)	Includes a $9.3 million legal accrual related to our former EES Business recorded to “Other (expense) income, net” in the consolidated statement of operations.
(3)	Earnings per share is computed independently for each of the quarters presented. The sum of the quarterly earnings per share may not equal the total earnings per share computed for the year due to rounding.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Balance	Charged to	Charged to		Balance at
	Beginning	Acquired from	Costs and	Other		End of
Description	of Period	Acquisition	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2019	$1,080	$—	$198	$—	$(237)	$1,041
2020	$1,041	$—	$219	$—	$(70)	$1,190
2021	$1,190	$—	$82	$—	$(677)	$595
Warranty reserve for the year ended April 30:
2019	$2,090	$—	$702	$—	$(1,088)	$1,704
2020	$1,704	$—	$2,069	$—	$(1,758)	$2,015
2021	$2,015	$—	$1,650	$—	$(1,324)	$2,341
Reserve for inventory excess and obsolescence for the year ended April 30:
2019	$3,953	$—	$5,054	$—	$(1,183)	$7,824
2020	$7,824	$—	$5,377	$—	$(2,969)	$10,232
2021	$10,232	$1,415	$1,178	$—	$(2,536)	$10,289
Reserve for self-insured medical claims for the year ended April 30:
2019	$1,003	$—	$10,808	$—	$(10,867)	$944
2020	$944	$—	$13,031	$—	$(13,222)	$753
2021	$753	$—	$11,329	$—	$(10,789)	$1,293

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we assessed our internal control over financial reporting as of April 30, 2021, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2021 based on the specified criteria.

In accordance with guidance issued by the SEC, companies are permitted to exclude acquisitions from their final assessment of internal control over financial reporting for the first fiscal year in which the acquisition occurred. Our management’s evaluation of internal control over financial reporting excluded the internal control activities of Arcturus, which we acquired in February 19, 2021 and ISG, which we acquired in February 23, 2021, as discussed in Note 21 – Business Acquisitions, of the notes to the consolidated financial statements. We have included the financial results of these in the consolidated financial statements from the date of acquisition. Total assets (excluding goodwill and intangible assets) and total revenues subject to Arcturus’ and ISG’s internal control over financial reporting represented approximately 24% and 4% of our consolidated total assets and total revenues as of and for the fiscal year ended April 30, 2021, respectively.

The effectiveness of our internal control over financial reporting as of April 30, 2021 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during the quarter ended April 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. (the “Company”) as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2021, of the Company and our report dated June 29, 2021, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of a new accounting standard.

As described in Management’s Report on Internal Controls Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Arcturus, which was acquired on February 19, 2021, and ISG, which was acquired on February 23, 2021.  Total assets (excluding goodwill and intangible assets) and total revenues subject to Arcturus’ and ISG’s internal control over financial reporting represented approximately 24% and 4% of consolidated total assets and total revenues as of and for the fiscal year ended April 30, 2021, respectively. Accordingly, our audit did not include the internal control over financial reporting at Arcturus and ISG.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

June 29, 2021

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the definitive proxy statement for our 2021 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2021, and that information is incorporated by reference herein.

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

The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2021 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11. Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2021 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2021 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2021 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

The information required by Item 14 of Form 10-K will be included in the definitive proxy statement for our 2021 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2021 and 2020

●	Consolidated Statements of Income for the Years Ended April 30, 2021, 2020 and 2019

●	Consolidated Statements of Comprehensive Income for the Years Ended April 30, 2021, 2020 and 2019

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2021, 2020 and 2019

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2021, 2020 and 2019

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
4.2(26)	Description of Registrant’s Securities
10.1#(4)	Form of Director and Executive Officer Indemnification Agreement
10.2#(3)	AeroVironment, Inc. Nonqualified Stock Option Plan
10.3#(3)	Form of Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Nonqualified Stock Option Plan
10.4#(3)	AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.5#(3)	Form of Directors’ Nonqualified Stock Option Agreement pursuant to the AeroVironment, Inc. Directors’ Nonqualified Stock Option Plan
10.6#(3)	AeroVironment, Inc. 2002 Equity Incentive Plan
10.7#(3)	Form of AeroVironment, Inc. 2002 Equity Incentive Plan Stock Option Agreement

Exhibit Number	Exhibit
10.8#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.10#(6)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.11#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.13#(7)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.14#(17)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.15#(17)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.16#(17)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.17#(17)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
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
10.34

Amendment No. 1 dated November 28, 2016, Amendment No. 2 dated June 7, 2017, Amendment No. 3 dated April 23, 2018, Amendment No. 4 dated April 30, 2019, Amendment No. 5 dated December 2, 2019, Amendment No. 6 dated May 29, 2020, Amendment No. 7 dated June 1, 2021 to Standard Consulting Agreement and corresponding Task Orders by and between AeroVironment, Inc. and Charles R. Holland

10.35†(16)	Joint Venture Agreement by and between AeroVironment, Inc. and SoftBank Corp. dated as of December 1, 2017
10.36†(16)	Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 27, 2017
10.37ǂ(17)	Amendment No.1 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 30, 2018
10.38ǂ(17)	Amendment No.2 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of June 25, 2018
10.39ǂ(17)	Amendment No.3 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of August 28, 2018
10.40ǂ(17)	Amendment No.4 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 5, 2018
10.41ǂ(17)	Amendment No.5 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 19, 2019
10.42ǂ(17)	Amendment No.6 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of March 29, 2019
10.43ǂ(17)	Amendment No.7 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of April 24, 2019
10.44ǂ(18)	Amendment No. 8 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of June 20, 2019
10.45ǂ(19)	Amendment No. 9 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of December 2, 2019
10.46ǂ(26)	Amendment No. 10 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of February 25, 2020
10.47ǂ(26)	Amendment No. 11 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile, Inc. dated as of April 30, 2020
10.48ǂ(27)	Amendment No. 12 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of September 18, 2020
10.49ǂ(27)	Amendment No. 13 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of October 28, 2020
10.50ǂ(28)	Amendment No. 14 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of January 11, 2021
10.51ǂ	Amendment No. 15 to the Design and Development Agreement by and between AeroVironment, Inc. and HAPSMobile Inc., dated as of May 29, 2021
10.52(17)	Amendment No. 1 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of November 29, 2018
10.53(17)	Amendment No. 2 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of February 8, 2019
10.54	Amendment No. 3 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of June 21, 2019
10.55	Amendment No. 4 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of October 30, 2019
10.56	Amendment No. 5 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of March 31, 2021
10.57ǂ	Amendment No. 6 to the Joint Venture Agreement by and between AeroVironment, Inc. and Softbank Corp. dated as of May 29, 2021
10.58(20)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018

10.59(21)	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018
10.60(22)	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
10.61#(23)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.62#(24)	Special Consulting Agreement by and between AeroVironment, Inc. and Kirk Flittie dated as of July 13, 2019
10.63#(25)	Special Consulting Agreement by and between AeroVironment, Inc. and Teresa Covington dated as of October 18, 2019
10.64#(19)	Offer Letter to Kevin McDonnell executed January 13, 2020
10.65(26)	Second Amendment to Lease Agreement dated as of May 13, 2020, by and between the Company and Hillside III LLC
10.66	Second Amendment to Lease Agreement (994 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.67	First Amendment to Lease Agreement (996 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.68*(28)	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.69(28)	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.
10.70*(28)

Credit Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners

10.71ǂ(28)	Security and Pledge Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain obligors, and Bank of America, N.A., as the administrative agent
10.72ǂ*(28)	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
23.2	Consent of Ernst & Young LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).

(4)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(5)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(6)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(7)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

(8)	Incorporated by reference herein to the exhibits on the Company’s Annual Report on Form 10-K filed June 29, 2007 (File No. 001-33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).

(11)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 9, 2015 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed on June 21, 2011 (File No. 001-33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 27, 2013 (File No. 001-33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10 Q filed December 7, 2016 (File No. 001 33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

(16)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(17)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed on June 26, 2019 (File No. 001-33261).

(18)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 5, 2019 (File No. 001-33261).
(19)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2020 (File No. 001-33261).

(20)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

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

(21)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

(22)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001-33261).

(23)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(24)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed on July 27, 2019 (File No. 001-33261).

(25)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K/A filed October 22, 2019 (File No. 001-33261).
(26)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 24, 2020 (File No. 001-33261).
(27)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 9, 2020 (File No. 001-33261).
(28)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 9, 2021 (File No. 001-33261).

†	Confidential treatment has been granted for portions of this exhibit.

ǂ

Pursuant to Items 601(b)(2) and/or 601(b)(10) of Regulation S-K, certain immaterial provisions of the agreement that would likely cause competitive harm to the Company if publicly disclosed have been redacted or omitted.

#	Indicates management contract or compensatory plan.

*

Schedules (or similar attachments) to this Exhibit have been omitted in accordance with Items 601(a)(5) and/or 601(b)(2) of Regulation S-K. The Registrant agrees to furnish supplementary a copy of all omitted schedules to the Securities and Exchange Commission on a confidential basis upon request.

(c)

Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons

HAPSMobile was deemed a significant equity investee under Rule 3-09 of Regulation S-X for the fiscal year ended April 30, 2021. As such, financial statements of HAPSMobile are required to be filed by amendment to this Annual Report on Form 10-K, within six months of HAPSMobile's fiscal year end. Accordingly, HAPSMobile financial statements for its fiscal year ended March 31, 2021 will be filed via an amendment to this Annual Report on Form 10-K on or before September 30, 2021.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 29, 2021		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 29, 2021
Wahid Nawabi	Executive Officer and Director
(Principal Executive Officer)

/s/ Kevin P. McDonnell	Senior Vice President and	June 29, 2021
Kevin P. McDonnell	Chief Financial Officer (Principal
Financial and Accounting Officer)

/s/ Timothy E. Conver	Chairman	June 29, 2021
Timothy E. Conver

/s/ Edward R. Muller	Director	June 29, 2021
Edward R. Muller

/s/ Arnold L. Fishman	Director	June 29, 2021
Arnold L. Fishman

/s/ Stephen F. Page	Director	June 29, 2021
Stephen F. Page

/s/ Charles R. Holland	Director	June 29, 2021
Charles R. Holland

/s/ Catharine Merigold	Director	June 29, 2021
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 29, 2021
Charles Thomas Burbage