Form 10-Q
period 2021-07-31
AeroVironment Inc
filed 2021-09-09
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-33261

AEROVIRONMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

241 18th Street, Suite 415
Arlington, Virginia	22202
(Address of principal executive offices)	(Zip Code)

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

As of September 1, 2021, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,811,444.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	July 31,	April 30,
	2021	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,924	$148,741
Short-term investments	17,953	31,971
Accounts receivable, net of allowance for doubtful accounts of $579 at July 31, 2021 and $595 at April 30, 2021	45,764	62,647
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $5,568 at July 31, 2021 and $544 at April 30, 2021)	87,131	71,632
Inventories	84,852	71,646
Income taxes receivable	322	—
Prepaid expenses and other current assets	14,972	15,001
Total current assets	344,918	401,638
Long-term investments	10,165	12,156
Property and equipment, net	66,563	58,896
Operating lease right-of-use assets	27,649	22,902
Deferred income taxes	2,534	2,061
Intangibles, net	117,855	106,268
Goodwill	335,029	314,205
Other assets	3,840	10,440
Total assets	$908,553	$928,566
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$18,046	$24,841
Wages and related accruals	20,067	28,068
Customer advances	9,117	7,183
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	6,747	6,154
Income taxes payable	549	861
Other current liabilities	18,134	19,078
Total current liabilities	82,660	96,185
Long-term debt, net of current portion	185,141	187,512
Non-current operating lease liabilities	23,048	19,103
Other non-current liabilities	10,336	10,141
Liability for uncertain tax positions	3,518	3,518
Deferred income taxes	5,533	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 31, 2021 and April 30, 2021	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,811,802 shares at July 31, 2021 and 24,777,295 shares at April 30, 2021	2	2
Additional paid-in capital	261,192	260,327
Accumulated other comprehensive (loss) income	(394)	343
Retained earnings	337,440	351,421
Total AeroVironment, Inc. stockholders’ equity	598,240	612,093
Noncontrolling interest	77	14
Total equity	598,317	612,107
Total liabilities and stockholders’ equity	$908,553	$928,566

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 31,	August 1,
	2021	2020
Revenue:
Product sales	$53,116	$58,357
Contract services (inclusive of related party revenue of $10,352 and $16,386 for the three months ended July 31, 2021 and August 1, 2020, respectively)	47,893	29,093
	101,009	87,450
Cost of sales:
Product sales	32,590	32,084
Contract services	39,696	19,955
	72,286	52,039
Gross margin:
Product sales	20,526	26,273
Contract services	8,197	9,138
	28,723	35,411
Selling, general and administrative	27,128	12,011
Research and development	13,708	11,103
(Loss) income from operations	(12,113)	12,297
Other (loss) income:
Interest (expense) income, net	(1,275)	208
Other (expense) income, net	(346)	33
(Loss) income before income taxes	(13,734)	12,538
(Benefit from) provision for income taxes	(957)	1,207
Equity method investment loss, net of tax	(1,141)	(1,288)
Net (loss) income	(13,918)	10,043
Net (income) loss attributable to noncontrolling interest	(63)	37
Net (loss) income attributable to AeroVironment, Inc.	$(13,981)	$10,080
Net (loss) income per share attributable to AeroVironment, Inc.
Basic	$(0.57)	$0.42
Diluted	$(0.57)	$0.42
Weighted-average shares outstanding:
Basic	24,620,180	23,893,001
Diluted	24,620,180	24,186,228

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended
	July 31,	August 1,
	2021	2020
Net (loss) income	$(13,918)	$10,043
Other comprehensive (loss) income:
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $0 and $4 for the three months ended July 31, 2021 and August 1, 2020, respectively	(4)	(52)
Change in foreign currency translation adjustments	(733)	75
Total comprehensive (loss) income	(14,655)	10,066
Net (income) loss attributable to noncontrolling interest	(63)	37
Comprehensive (loss) income attributable to AeroVironment, Inc.	$(14,718)	$10,103

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended July 31, 2021 and August 1, 2020 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107
Net loss	—	—	—	(13,981)	—	(13,981)	63	(13,918)
Unrealized loss on investments	—	—	—	—	(4)	(4)	—	(4)
Foreign currency translation	—	—	—	—	(733)	(733)	—	(733)
Stock options exercised	4,000	—	119	—	—	119	—	119
Restricted stock awards	48,588	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,140)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,941)	—	(1,176)	—	—	(1,176)	—	(1,176)
Stock based compensation	—	—	1,922	—	—	1,922	—	1,922
Balance at July 31, 2021	24,811,802	$2	$261,192	$337,440	$(394)	$598,240	$77	$598,317

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	2	181,481	328,090	328	509,901	—	509,901
Net income (loss)	—	—	—	10,080	—	10,080	(37)	10,043
Unrealized loss on investments	—	—	—	—	(52)	(52)	—	(52)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	3,500	—	86	—	—	86	—	86
Restricted stock awards	60,592	—	—	—	—	—	—	—
Restricted stock awards forfeited	(270)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(22,897)	—	(1,756)	—	—	(1,756)	—	(1,756)
Stock based compensation	—	—	1,595	—	—	1,595	—	1,595
Balance at August 1, 2020	24,104,564	$2	$181,406	$338,170	$351	$519,929	$(37)	$519,892

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 31,	August 1,
	2021	2020
Operating activities
Net (loss) income	$(13,918)	$10,043
Adjustments to reconcile net (loss) income to cash provided by operating activities:
Depreciation and amortization	13,654	2,779
Losses from equity method investments, net	1,141	1,288
Amortization of debt issuance costs	129	—
Realized gain from sale of available-for-sale investments	—	(11)
Provision for doubtful accounts	(20)	(136)
Other non-cash expense	48	—
Non-cash lease expense	1,677	1,190
(Gain) loss on foreign currency transactions	19	1
Deferred income taxes	(472)	(339)
Stock-based compensation	1,922	1,595
Loss on sale of property and equipment	379	2
Amortization of debt securities	90	(43)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,914	30,439
Unbilled receivables and retentions	(14,684)	2,046
Inventories	(6,058)	5
Income taxes receivable	(326)	—
Prepaid expenses and other assets	481	324
Accounts payable	(7,997)	(7,338)
Other liabilities	(9,283)	(15,004)
Net cash (used in) provided by operating activities	(15,304)	26,841
Investing activities
Acquisition of property and equipment	(5,428)	(4,067)
Equity method investments	(2,692)	(1,173)
Business acquisitions, net of cash acquired	(46,150)	—
Redemptions of available-for-sale investments	17,925	41,727
Purchases of available-for-sale investments	—	(69,961)
Net cash used in investing activities	(36,345)	(33,474)
Financing activities
Principal payment of loan	(2,500)	—
Holdback and retention payments for business acquisition	(5,991)	—
Tax withholding payment related to net settlement of equity awards	(1,176)	(1,756)
Exercise of stock options	119	86
Other	(8)	—
Net cash used in financing activities	(9,556)	(1,670)
Effects of currency translation on cash and cash equivalents	(111)	—
Net decrease in cash, cash equivalents, and restricted cash	(61,316)	(8,303)
Cash, cash equivalents and restricted cash at beginning of period	157,063	255,142
Cash, cash equivalents and restricted cash at end of period	$95,747	$246,839
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$—	$10
Non-cash activities
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $0 and $4 for the three months ended July 31, 2021 and August 1, 2020, respectively	$4	$52
Change in foreign currency translation adjustments	$(733)	$75
Issuances of inventory to property and equipment, ISR in-service assets	$6,881	$—
Acquisitions of property and equipment included in accounts payable	$821	$643

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”), unmanned ground vehicles (“UGV”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments.

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 31, 2021 are not necessarily indicative of the results for the full year ending April 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2021, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenue utilized in the revenue recognition process, that affect the reported amounts in the unaudited consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s unaudited consolidated financial statements include the assets, liabilities and operating results of wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On February 19, 2021, the Company closed its acquisition of Arcturus UAV, Inc. (“Arcturus”), a California corporation, pursuant to a Stock Purchase Agreement (the “Arcturus Purchase Agreement”) with Arcturus and each of the shareholders and other equity interest holders of Arcturus (collectively, the “Arcturus Sellers”), to purchase 100% of the issued and outstanding equity interests of Arcturus (the “Arcturus Acquisition”). The assets, liabilities and operating results of Arcturus have been included in the Company’s unaudited consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

On February 23, 2021, the Company purchased certain assets of, and assumed certain liabilities of, the Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation, a Virginia corporation (the “ISG Seller”), pursuant to the terms of an Asset Purchase Agreement (the “ISG Purchase Agreement”) of the same date, by and among the Company, ISG Seller and the sole shareholder of ISG Seller (the “Beneficial Owner,” and such acquisition of ISG, the “ISG Acquisition”). The assets, liabilities and operating results of ISG have been included in the Company’s unaudited consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob GmbH”), including Telerob GmbH’s wholly-owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob GmbH, “Telerob”) pursuant to its previously announced Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems

Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Seller (collectively, the “Telerob Shareholders”), to purchase 100% of the issued and outstanding shares of Telerob Seller’s wholly-owned subsidiary Telerob GmbH (the “Telerob Acquisition”). The assets, liabilities and operating results of Telerob GmbH have been included in the Company’s unaudited consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three months ended July 31, 2021.

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for TMS product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including revenue from intelligence, surveillance, and reconnaissance (“ISR”) services, is recognized over time as services are rendered. In accordance with ASC Topic 606, the Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s small UAS, medium UAS (“MUAS) and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS, MUAS and UGV systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

Performance obligations satisfied over time accounted for 61% and 38% of revenue during the three months ended July 31, 2021 and August 1, 2020, respectively. Performance obligations satisfied at a point in time accounted for 39% and 62% of revenue during the three months ended July 31, 2021 and August 1, 2020, respectively.

On July 31, 2021, the Company had approximately $257,685,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 84% of the remaining performance obligations as revenue in fiscal 2022 and an additional 16% in fiscal 2023.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three month period ended July 31, 2021 or the three month period ended August 1, 2020. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three month period ended July 31, 2021 or the three month period ended August 1, 2020.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	July 31,	August 1,
Revenue by major product line/program	2021	2020
Small UAS	$39,924	$56,202
TMS	19,176	9,534
MUAS	22,379	—
Other	19,530	21,714
Total revenue	$101,009	$87,450

	Three Months Ended
	July 31,	August 1,
Revenue by contract type	2021	2020
FFP	$80,766	$60,875
CPFF	19,117	26,569
T&M	1,126	6
Total revenue	$101,009	$87,450

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

	Three Months Ended
	July 31,	August 1,
Revenue by customer category	2021	2020
U.S. government	$71,075	$53,796
Non-U.S. government	29,934	33,654
Total revenue	$101,009	$87,450

	Three Months Ended
	July 31,	August 1,
Revenue by geographic location	2021	2020
Domestic	$68,388	$53,430
International	32,621	34,020
Total revenue	$101,009	$87,450

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three month period ended July 31, 2021 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended July 31, 2021 that was included in contract liability balances at the beginning of April 30, 2021 was $309,000; and revenue recognized for the three month periods ended August 1, 2020 that was included in contract liability balances at the beginning of April 30, 2020 was $1,973,000.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, collectively the Chief Executive Officer and Chief Operations Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation of research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 20—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At July 31, 2021 and April 30, 2021, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows:

	Three Months Ended
	July 31, 2021	August 1, 2020
Net income attributable to AeroVironment, Inc.	$(13,981)	$10,080
Denominator for basic earnings (loss) per share:
Weighted average common shares	24,620,180	23,893,001
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	293,227
Denominator for diluted earnings (loss) per share	24,620,180	24,186,228

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 3,871 and 844 for the three months ended July 31, 2021 and August 1, 2020, respectively. Due to the net loss for the three months ended July 31, 2021, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 276,107 for the three months ended July 31, 2021.

Recently Issued Accounting Standards

Accounting pronouncements issued but not effective until after July 31, 2021 are not expected to be applicable to the Company.

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (the “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing, which resulted in a gain of $11,420,000 and has been recorded in gain on sale of business, net of tax in the consolidated statements of operations. During the year ended April 30, 2019, the Company recorded a reduction to the gain resulting from a working capital adjustment of $486,000. During the year ended April 30, 2020, the Company and Webasto engaged an independent accounting firm to resolve a working capital dispute with a maximum exposure of $922,000 pursuant to the terms of the Purchase Agreement. In June 2020, the independent accounting firm determined the final adjustment to the working capital dispute to be $341,000 which has been recorded net of tax as a loss of discontinued operations in the consolidated statements of operations for the year ended April 30, 2020.

The Company is entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s unaudited consolidated financial statements as the amount was not realized or realizable as of July 31, 2021. The Company’s satisfaction of the requirements for the payment of the Holdback is currently in dispute.

On February 22, 2019, Webasto filed a lawsuit, which was amended in April 2019, alleging several claims against the Company for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures and failure to provide certain consents to contract assignments, and related to a previously announced product recall. Webasto seeks to recover the costs of the recall and other damages totaling a minimum of $6,500,000 in addition to attorneys’ fees, costs, and punitive damages. On August 16, 2019, the Company filed a counterclaim against Webasto seeking payment of the Holdback and declaratory relief regarding Webasto’s cancellation of an assigned contract. Webasto again amended the complaint in May 2021 to include additional claims. On June 2, 2021, the Company filed an answer to Webasto’s second amended complaint filed in May 2021. The Company’s evaluation remains that many of the allegations in the Webasto lawsuit are meritless, but as the discovery phase of litigation continues the Company lacks sufficient information to fully analyze other allegations at this time. The Company continues to mount a vigorous defense.

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto; however, the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims. As a result of the settlement negotiations, the Company established a litigation reserve, which reserve reflects the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made, and the Company continues to vigorously defend all claims. However, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the consolidated statements of operations and in other non-current liabilities on the consolidated balance sheet.

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

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $0 and $38,000 and has been recorded in other (expense) income, net in the unaudited consolidated statements of operations for the three months ended July 31, 2021 and August 1, 2020, respectively.

3. Investments

Investments consist of the following (in thousands):

	July 31,	April 30,
	2021	2021
Short-term investments:
Available-for-sale securities:
Municipal securities	12,264	22,245
U.S. government securities	—	4,009
Corporate bonds	5,689	5,717
Total short-term investments	$17,953	$31,971
Long-term investments:
Available-for-sale securities:
Municipal securities	987	988
U.S. government securities	—	4,000
Total long-term available-for-sale investments	987	4,988
Equity method investments
Investment in limited partnership fund	9,178	7,168
Total equity method investments	9,178	7,168
Total long-term investments	$10,165	$12,156

Available-For-Sale Securities

As of July 31, 2021 and April 30, 2021, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification are recorded in (expense) interest income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of July 31, 2021 and April 30, 2021, respectively (in thousands):

	July 31, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$13,249	$3	$(1)	$13,251
Corporate bonds	5,689	—	—	5,689
Total available-for-sale investments	$18,938	$3	$(1)	$18,940

	April 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$23,227	$8	$(2)	$23,233
U.S. government securities	8,008	1	—	8,009
Corporate bonds	5,718	—	(1)	5,717
Total available-for-sale investments	$36,953	$9	$(3)	$36,959

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at July 31, 2021 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$17,953	$17,953
Due after one year through five years	985	987
Total	$18,938	$18,940

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

The Company’s financial assets measured at fair value on a recurring basis at July 31, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$18,940	$—	$18,940
Contingent consideration	—	—	6,475	6,475
Total	$—	$18,940	$6,475	$25,415

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$36,959	$—	$36,959
Contingent consideration	—	—	5,521	5,521
Total	$—	$36,959	$5,521	$42,480

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Description	(Level 3)
Balance at May 1, 2021	$5,521
Business acquisition	889
Transfers to Level 3	—
Total losses (realized or unrealized)
Included in selling, general and administrative	65
Settlements	—
Balance at July 31, 2021	$6,475
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at July 31, 2021	$—

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

Pursuant to the Telerob Purchase Agreement, the Telerob Seller may receive up to a maximum of €6,000,000 (approximately $7,272,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved.

Refer to Note 18—Business Acquisitions.

5. Inventories, net

Inventories consist of the following (in thousands):

	July 31,	April 30,
	2021	2021

Raw materials	$29,537	$23,997
Work in process	20,178	13,825
Finished goods	46,809	44,113
Inventories, gross	96,524	81,935
Reserve for inventory excess and obsolescence	(11,672)	(10,289)
Inventories, net	$84,852	$71,646

6. Equity Method Investments

In December 2017, the Company and SoftBank Corp. (“Softbank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”), which is a Japanese corporation. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. As of July 31, 2021, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

On May 29, 2021, the Company entered into an amendment to the DDA with HAPSMobile. The parties agreed to the amendment in anticipation of the Company and SoftBank entering into a Master Design and Development Agreement (“MDDA”) with each other to continue the design and development of the Solar High Altitude Pseudo-Satellite (“Solar HAPS”) aircraft developed under the DDA.

On May 29, 2021, the Company and SoftBank entered into a MDDA to continue the development of Solar HAPS. Pursuant to the MDDA, which has a five-year term, SoftBank will issue orders to the Company for the Company to perform design and development services and produce deliverables as specified in the applicable order(s). Upon the execution of the MDDA, SoftBank issued to the Company, and the Company accepted, the first order under the MDDA which has a maximum value of approximately $51,200,000. Concurrent with the execution of the MDDA, each of SoftBank and the Company agreed to lend HAPSMobile loans which are convertible into shares of HAPSMobile under certain conditions, and to cooperate with each other to explore restructuring and financing options for HAPSMobile to continue the development of Solar HAPS. The Company committed to lend 500,000,000 yen ($4,600,000). On June 7, 2021 the Company funded 130,000,000 yen ($1,195,000) of the loan agreement. On August 13, 2021, the Company made the second payment of the loan agreement in the amount of 180,000,000 yen ($1,638,000).

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three months ended July 31, 2021 and August 1, 2020, the Company recorded its proportionate net loss of HAPSMobile, or $1,655,000 and $1,008,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. At July 31, 2021 and April 30, 2021, the carrying value of the investment in HAPSMobile was a liability of $415,000 and an asset of $10,455,000, respectively, was recorded in other current liabilities and other assets, respectively. The equity method losses recognized during the three months ended July 31, 2021 exceeded the Company’s loan contributions to date resulting in the recording of an accrued liability in the amount of $415,000 recorded in other current liabilities on the unaudited consolidated balance sheet as of July 31, 2021.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. During the three months ended July 31, 2021 and August 1, 2021, the Company made additional contributions of $1,497,000 and $1,173,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $880,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three months ended July 31, 2021 and August 1, 2020, the Company recorded its ownership percentage of the net gain (loss) of the limited partnership, or $514,000 and $(280,000), respectively, in equity method investment loss in the unaudited consolidated statements of operations. At July 31, 2021 and April 30, 2021, the carrying value of the investment in the limited partnership of $9,178,000 and $7,168,000, respectively, was recorded in long-term investments.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 31, 2021 and August 1, 2020, respectively (in thousands):

	Three Months Ended
	July 31,	August 1,
	2021	2020
Beginning balance	$2,341	$2,015
Balance acquired from acquisition	256	—
Warranty expense	456	451
Warranty costs settled	(299)	(435)
Ending balance	$2,754	$2,031

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	July 31,	April 30,
	2021	2021
Technology	$58,178	$46,850
Licenses	1,008	1,008
Customer relationships	72,998	68,073
Backlog	2,325	—
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	105	3
Intangibles, gross	135,552	116,872
Less accumulated amortization	(17,697)	(10,604)
Intangibles, net	$117,855	$106,268

The weighted average amortization period at July 31, 2021 and April 30, 2021 was five years, respectively. Amortization expense for the three months ended July 31, 2021 and August 1, 2020 was $6,973,000 and $709,000, respectively.

Technology, backlog and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Telerob on May 3, 2021. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Arcturus on February 19, 2021. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of ISG on February 23, 2021. Refer to Note 18—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2022	$22,697
2023	27,719
2024	26,870
2025	18,156
2026	13,114
$108,556

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	All other	Total
Balance at April 30, 2021	$6,340	$—	$288,611	$19,254	$314,205
Additions to goodwill	—	—	—	20,824	20,824
Impairment of goodwill	—	—	—	—	—
Balance at July 31, 2021	$6,340	$-	$288,611	$40,078	$335,029

The goodwill balance at April 30, 2021 is attributable to the acquisitions of Pulse, ISG, and Arcturus acquisitions. The All other goodwill addition is attributable to the Telerob acquisition. Refer to Note 18—Business Acquisitions for further details.

10. Debt

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

The Credit Facilities provide the Company with a choice of interest rates between (a) LIBOR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month LIBOR plus one percent (1.00%) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects LIBOR (ranging from 1.50 - 2.25%) or Base Rate (ranging from 0.50 - 1.25%). The Company is also responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified.

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

In support of its obligations pursuant to the Credit Facilities, the Company has granted security interests in substantially all of the personal property of the Company and its domestic subsidiaries, including a pledge of the equity interests in its subsidiaries (limited to 65% of outstanding equity interests in the case of foreign subsidiaries), and the proceeds thereof, with customary exclusions and exceptions. The Company’s existing and future domestic subsidiaries, including Arcturus, are guarantors for the Credit Facilities.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company and its subsidiaries (as defined in the Credit Agreement) to incur any additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, or to enter into certain asset and stock-based transactions. In addition, the Credit Agreement includes certain financial maintenance covenants, requiring that (x) the Consolidated Leverage Ratio (as defined in the Credit Agreement) shall not be more than 3.00 to 1.00 as of the end of any fiscal quarter and (y) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) shall not be less than 1.25 to 1.00 as of the end of any fiscal quarter. As of July 31, 2021, the Company is in compliance with all covenants.

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

Long-term debt and the current period interest rates were as follows:

Three Months Ended
July 31,
2021
(In thousands)
Term loans	$197,500
Revolving credit facility	—
Total debt	197,500
Less current portion	10,000
Total long-term debt, less current portion	187,500
Less unamortized debt issuance costs - term loans	2,359
Total long-term debt, net of unamortized debt issuance costs - term loans	$185,141
Unamortized debt issuance costs - revolving credit facility	$1,175
Current period interest rate	2.2%

Future long-term debt principal payments at July 31, 2021 were as follows:

(In thousands)
2022	$7,500
2023	10,000
2024	10,000
2025	10,000
2026	160,000
$197,500

11. Leases

The Company leases certain buildings, land and equipment. At contract inception the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities.

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The Company defines the initial lease term to include renewal options determined to be reasonably certain. The Company’s leases have remaining lease terms of less than one year to six years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease after two years. If the Company determines the option to extend or terminate is reasonably certain, it is included in the determination of lease assets and liabilities. For operating leases, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 31,	August 1,
	2021	2020
Operating lease cost	$1,677	$1,190
Short term lease cost	252	110
Variable lease cost	102	1
Sublease income	(44)	(38)
Total lease costs, net	$1,987	$1,263

Supplemental lease information were as follows:

	Three Months Ended	Three Months Ended
	July 31,	August 1,
	2021	2020
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,763	$1,400
Right-of-use assets obtained in exchange for new lease liabilities	$6,310	$5,883

Weighted average remaining lease term	70 months	46 months
Weighted average discount rate	3.4%	3.4%

Maturities of operating lease liabilities as of July 31, 2021 were as follows (in thousands):

2022	$4,939
2023	6,312
2024	5,610
2025	4,659
2026	3,394
Thereafter	8,025
Total lease payments	32,939
Less: imputed interest	(3,144)
Total present value of operating lease liabilities	$29,795

12. Accumulated Other Comprehensive (Loss) Income and Reclassifications Adjustments

The components of accumulated other comprehensive (loss) income and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 31,	August 1,
	2021	2020
Balance, net of $1 and $0 deferred taxes, as of April 30, 2021 and April 30, 2020, respectively	$343	$328
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $0 and $4 for the three months ended July 31, 2021 and August 1, 2020, respectively	(4)	(52)
Change in foreign currency translation adjustments	(733)	75
Balance, net of $1 and $4 deferred taxes, as of July 31, 2021 and August 1, 2020, respectively	$(394)	$351

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts are recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $16,911,000 and $23,426,000 for the three months ended July 31, 2021 and August 1, 2020, respectively.

14. Long-Term Incentive Awards

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended July 31, 2021, the Company recorded $308,000 of compensation expense related to the Fiscal 2022 LTIP. The Company recorded no compensation expense related to the Fiscal 2022 LTIP for the three months ended August 1, 2020. At July 31, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $13,314,000.

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended July 31, 2021 and August 1, 2020, the Company recorded $65,000 and $91,000 of compensation expense related to the Fiscal 2021 LTIP, respectively. At July 31, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $7,337,000.

During the three months ended July 27, 2019, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three months ended July 31, 2021 and August 1, 2020, the Company recorded $(1,000) and $80,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. At July 31, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $3,983,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. During the three months ended July 31, 2021, the Company issued a total of 12,101 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2019 LTIP. For the three months ended July 31, 2021 and August 1, 2020, the Company recorded $0 and $75,000 of compensation expense related to the Fiscal 2019 LTIP, respectively.

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

15. Income Taxes

For the three months ended July 31, 2021 and August 1, 2020, the Company recorded a (benefit from) and provision for income taxes of $(957,000) and $1,207,000, respectively, yielding effective tax rates of 7.0% and 9.6%, respectively. The variance from statutory rates for the three months ended July 31, 2021 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three months ended August 1, 2020 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

16. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended July 31, 2021 or August 1, 2020. As of July 31, 2021 and April 30, 2021, approximately $21,200,000 remained authorized for future repurchases under this program.

17. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Under the DDA and related efforts with HAPSMobile, the Company will use its best efforts, up to a maximum net value of $185,202,000, to design and build prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conduct low altitude and high altitude flight tests of the prototype aircraft. The Company will continue the development of Solar HAPS with Softbank under the MDDA. Upon the execution of the MDDA, SoftBank issued the first order under the MDDA which has a maximum value of approximately $51,200,000.

The Company recorded revenue under both the MDDA and DDA of $10,352,000 and $16,386,000 for the three months ended July 31, 2021 and August 1, 2020, respectively. At July 31, 2021 and April 30, 2021, the Company had unbilled related party receivables from HAPSMobile of $5,568,000 and $544,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. Refer to Note 6—Equity Method Investments for further details.

18. Business Acquisitions

Telerob Acquisition

On May 3, 2021, the Company closed its acquisition of Telerob pursuant to the terms of the Telerob Purchase Agreement. Telerob develops, manufactures, sells, and services remote-controlled unmanned ground robots and transport vehicles for civil and defense applications.

Pursuant to the Telerob Purchase Agreement at closing, the Company paid €37,455,000 (approximately $45,400,000) in cash to the Telerob Seller (subject to certain purchase price adjustments as set forth in the Telerob Purchase Agreement), less (a) €3,000,000 (approximately $3,636,000) to be held in escrow for breaches of the Telerob Seller’s fundamental warranties or any other of Telerob Seller’s warranties to the extent not covered by a representation and warranty insurance policy (the “RWI Policy”) obtained by the Company in support of certain indemnifications provided by the Telerob Seller; (b) transaction-related fees and costs incurred by the Telerob Seller, including change in control payments triggered by the transaction; and (c) 50% of the cost of obtaining the RWI Policy. In addition, at closing the Company paid off approximately €7,811,000 (approximately $9,468,000), of certain indebtedness of Telerob, which amount was paid in combination to the Telerob Seller and the lender under an agreement between Telerob GmbH and the lender providing for a reduced payoff amount. This indebtedness was offset by cash on hand at Telerob at closing. The escrow amount is to be released to the Telerob Seller, less any amounts paid or reserved, 30 months following the closing date.

In addition to the consideration paid at closing, the Telerob Seller may receive €2,000,000 (approximately $2,424,000) in additional cash consideration if specific revenue targets for Telerob are achieved during the 12 month period after closing beginning on the first day of the calendar month following the closing (the “First Earnout Year”) and an additional €2,000,000 (approximately $2,424,000) in cash consideration if specific revenue targets for Telerob are achieved in the 12 month period following the First Earnout Year. The Telerob Seller may also receive up to €2,000,000 (approximately $2,424,000) in additional cash consideration if specific awards and/or orders from the U.S. military are achieved prior to the end of a 36-month post-closing period.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Telerob (in thousands):

May 3,
2021
Fair value of assets acquired:
Accounts receivable	$1,045
Unbilled receivable	829
Inventories, net	15,074
Prepaid and other current assets	314
Property and equipment, net	1,571
Operating lease assets	1,508
Other assets	154
Technology	11,500
Backlog	2,400
Customer relationships	5,000
Other intangible assets	102
Goodwill	21,140
Total assets acquired	$60,637

Fair value of liabilities assumed:
Accounts payable	$1,136
Wages and related accruals	560
Customer advances	1,243
Current operating lease liabilities	361
Other current liabilities	3,310
Non-current operating lease liabilities	1,147
Other non-current liabilities	224
Deferred income taxes	5,617
Total liabilities assumed	13,598
Total identifiable net assets	$47,039

Fair value of consideration:
Cash consideration, net of cash acquired	$46,150
Contingent consideration	889
Total	$47,039

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

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Telerob and expected future customers in the UGV market. For tax purposes the acquisition was treated as a stock purchase and the goodwill is not deductible.

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Three Months Ended
	July 31,	August 1,
	2021	2020
Revenue	$101,009	$95,143
Net (loss) income attributable to AeroVironment, Inc.	$(12,298)	$8,856

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended August 1, 2020, reflecting the additional amortization that would have been charged assuming the fair value adjustments to intangible assets had been applied from May 1, 2020 with the consequential tax effects and including the results of Telerob prior to acquisition.

The Company incurred approximately $411,000 of acquisition-related expenses for the three months ended July 31, 2021. These expenses are included in selling, general and administrative on the Company’s unaudited consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2020, nor are they indicative of results of operations that may occur in the future.

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

Pursuant to the Arcturus Purchase Agreement at the closing of the Arcturus Acquisition, the Company paid approximately $422,602,000, net of cash acquired (subject to certain customary adjustments and escrow arrangements set forth in the Arcturus Purchase Agreement), financed with a combination of approximately $150,218,000 of cash-on-hand, $200,000,000 of financing pursuant to the Term Loan Facility and the issuance of approximately $72,384,000 of unregistered, restricted shares of common stock. As specified in the Arcturus Purchase agreement, the number of shares issued was determined based on a value of $50,000,000 and a calculated average price as of the last business day prior to execution of the Arcturus Purchase Agreement.

The final cash consideration is subject to certain customary adjustments, including for net working capital, cash, debt and unpaid transaction expenses (including change in control related payments triggered by the transaction) of Arcturus at the Arcturus closing, less $6,500,000 to be held in escrow to address final purchase price adjustments post-Arcturus closing, if any (the “Adjustment Escrow”), and $1,822,500 to be held in escrow to address Arcturus’s and/or the Sellers’ indemnification obligations (the “Indemnification Escrow”). During the three months ended July 31, 2021, the Adjustment Escrow of $6,500,000, less $509,000 of post-closing adjustments, was released to the Arcturus Sellers. To further address potential breaches of Arcturus’s and the Sellers’ representations and warranties beyond the application of the Indemnification Escrow, the Company also obtained representation and warranty insurance policies providing $40,000,000 in coverage, subject to customary terms, exclusions and retention amounts.

The following table summarizes the allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Arcturus (in thousands):

February 19,
2021
Fair value of assets acquired:
Accounts receivable	$6,050
Unbilled receivable	4,176
Inventories, net	21,701
Prepaid and other current assets	3,076
Property and equipment, net	38,739
Operating lease assets	11,429
Other assets	136
Technology	20,500
Customer relationships	62,700
Goodwill	288,611
Total assets acquired	$457,118

Fair value of liabilities assumed:
Accounts payable	$3,085
Wages and related accruals	1,698
Customer advances	1,818
Other current liabilities	8,534
Operating lease liabilities	12,297
Other non-current liabilities	1,190
Deferred income taxes, net	5,869
Total liabilities assumed	34,491
Total identifiable net assets	$422,627

Fair value of consideration transferred:
Cash consideration, net of cash acquired	$350,243
Equity consideration	72,384
Total consideration	$422,627

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

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

Three Months Ended
August 1,
2020
Revenue	$112,567
Net income attributable to AeroVironment, Inc.	$16,859

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

The Company incurred approximately $1,384,000 and $0 acquisition-related expenses for the three months ended July 31, 2021 and August 1, 2020, respectively. These expenses are included in selling, general and administrative expense on the Company’s unaudited consolidated statement of operations.

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

The following table summarizes the allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the ISG Acquisition (in thousands):

February 23,
2021
Fair value of assets acquired:
Technology	$11,400
Customer relationships	4,500
Other assets	217
Goodwill	19,254
Total identifiable net assets	$35,371

Fair value of consideration transferred:
Cash	$29,700
Holdback	150
Contingent consideration	5,521
Total consideration	$35,371

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

Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

Three Months Ended
August 1,
2020
Revenue	$90,333
Net income attributable to AeroVironment, Inc.	$10,386

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

The Company incurred approximately $651,000 and $0 acquisition-related expenses for the three months ended July 31, 2021 and August 1, 2020, respectively. These expenses are included in selling, general and administrative expenses on the Company’s unaudited consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

19. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three employees based on individual contracts issued to the employees. No other employees are eligible to participate. In January 2011, reinsurance policies were taken out, which were pledged to the employees. The measurement date for the Company’s pension plan was May 3, 2021 in conjunction with the acquisition.

The table below includes the projected benefit obligation and fair value of plan assets as of May 3, 2021. The net projected benefit obligation (in thousands) is recorded in other non-current liabilities.

Projected benefit obligation	$(4,126)
Fair value of plan assets	3,951
Unfunded status of the plan	$(175)

The projected benefit obligation includes assumptions of a discount rate of 1% and pension increase for in-payment benefits of 1.5% for May 3, 2021 and July 31, 2021. The accumulated benefit obligation is approximately equal to our projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2022. The Company assumed expected return on plan assets of 2.15% for May 3, 2021 and July 31, 2021.

Expected benefits paid as of May 3, 2021 (in thousands):

2022	$182
2023	183
2024	183
2025	184
2026	184
2027-2031	920
Total expected benefit payments	$1,836

Net benefit income (in thousands) is recorded in interest (expense) income, net.

Three Months Ended
July 31,
2021
(In thousands)
Expected return on plan assets	$32
Interest cost	(15)
Foreign currency exchange rate changes	(66)
Net benefit income	$(49)

20. Segments

The Company’s product segments are as follows:

Small Unmanned Aircraft Systems —The Small UAS segment focuses primarily on products designed to operate reliably at very low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support services including training, spare parts, product repair, product replacement, and the customer contracted operation.

Tactical Missile Systems – The TMS segment focuses primarily on TMS products, which are tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The TMS segment also includes customer funded research and development programs.

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

All other—All other segments include HAPS, MacCready Works and the recently acquired ISG and Telerob businesses.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. The following table (in thousands) sets forth segment revenue, gross margin, operating (loss) income and adjusted operating (loss) income from operations for the periods indicated. Adjusted operating (loss) income is defined as operating (loss) income before intangible amortization, amortization of purchase accounting adjustment related to increasing the carrying value of certain assets to fair value, and acquisition related expenses.

	Three Months Ended July 31, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$39,924	$19,176	$22,379	$19,530	$101,009
Gross margin	16,920	5,989	3,181	2,633	28,723

Income (loss) from operations	1,958	(463)	(6,381)	(7,227)	(12,113)
Acquisition-related expenses	424	251	1,384	1,195	3,254
Amortization of acquired intangible assets and other purchase accounting adjustments	707	—	5,191	3,226	9,124
Adjusted income (loss) from operations	$3,089	$(212)	$194	$(2,806)	$265

	Three Months Ended August 1, 2020
	Small UAS	TMS	MUAS	All other	Total
Revenue	$56,202	$9,534	$—	$21,714	$87,450
Gross margin	27,483	1,920	—	6,008	35,411

Income (loss) from operations	15,197	(4,145)	—	1,245	12,297
Acquisition-related expenses	—	—	—	—	—
Amortization of acquired intangible assets and other purchase accounting adjustments	661	—	—	—	661
Adjusted income (loss) from operations	$15,858	$(4,145)	$—	$1,245	$12,958

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	July 31, 2021
	Small UAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$94,332	$75,837	$398,686	$101,775	$237,923	$908,553

	April 30, 2021
	Small UAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$113,072	$71,707	$402,037	$39,581	$302,169	$928,566

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our small UAS, MUAS and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS, MUAS and UGV systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended July 31, 2021 and August 1, 2020, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended July 31, 2021 and August 1, 2020, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	July 31,	August 1,
	2021	2020

Gross favorable adjustments	$628	$801
Gross unfavorable adjustments	(753)	(431)
Net (unfavorable) favorable adjustments	$(125)	$370

For the three months ended July 31, 2021, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on 17 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.8 million were primarily related to higher than expected costs on 10 contracts, which individually were not material.

For the three months ended August 1, 2020, favorable cumulative catch-up adjustments of $0.8 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.4 million were primarily related to higher than expected costs on eight contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2022 fiscal year ends on April 30, 2022 and our fiscal quarters end on July 31, 2021, October 30, 2021 and January 29, 2022, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended July 31, 2021 Compared to Three Months Ended August 1, 2020

	Three Months Ended
	July 31,	August 1,
	2021	2020

Revenue	$101,009	$87,450
Cost of sales	72,286	52,039
Gross margin	28,723	35,411
Selling, general and administrative	27,128	12,011
Research and development	13,708	11,103
(Loss) income from operations	(12,113)	12,297
Other (loss) income:
Interest (expense) income, net	(1,275)	208
Other (expense) income, net	(346)	33
(Loss) income before income taxes	(13,734)	12,538
(Benefit from) provision for income taxes	(957)	1,207
Equity method investment loss, net of tax	(1,141)	(1,288)
Net (loss) income	$(13,918)	$10,043

We operate the business as three reportable segments, Small Unmanned Aircraft Systems (“Small UAS”), Tactical Missile Systems (“TMS”) and Medium Unmanned Aircraft Systems (“MUAS”). The Small UAS segment consists of our existing small UAS product lines. The TMS segment consists of our existing tactical missile systems product lines. The MUAS segment consists of our recently acquired Arcturus business. All other includes HAPS, MacCready Works and the recently acquired ISG and Telerob businesses. The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Three Months Ended July 31, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$39,924	$19,176	$22,379	$19,530	$101,009
Gross margin	16,920	5,989	3,181	2,633	28,723

Income (loss) from operations	1,958	(463)	(6,381)	(7,227)	(12,113)
Acquisition-related expenses	424	251	1,384	1,195	3,254
Amortization of acquired intangible assets and other purchase accounting adjustments	707	—	5,191	3,226	9,124
Adjusted income (loss) from operations	$3,089	$(212)	$194	$(2,806)	$265

	Three Months Ended August 1, 2020
	Small UAS	TMS	MUAS	All other	Total
Revenue	$56,202	$9,534	$—	$21,714	$87,450
Gross margin	27,483	1,920	—	6,008	35,411

Income (loss) from operations	15,197	(4,145)	—	1,245	12,297
Acquisition-related expenses	—	—	—	—	—
Amortization of acquired intangible assets and other purchase accounting adjustments	661	—	—	—	661
Adjusted income (loss) from operations	$15,858	$(4,145)	$—	$1,245	$12,958

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited consolidated statements of operations:

	Three Months Ended
	July 31,	August 1,
	2021	2020
Cost of sales:
Product sales	$1,667	$623
Contract services	2,362	—
Selling, general and administrative	5,095	38
Total	$9,124	$661

Revenue. Revenue for the three months ended July 31, 2021 was $101.0 million, as compared to $87.5 million for the three months ended August 1, 2020, representing an increase of $13.6 million, or 16%. The increase in revenue was due to an increase in service revenue of $18.8 million, partially offset by a decrease in product revenue of $5.2 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, partially offset by a decrease in HAPS service revenue. The decrease in product revenue was primarily due to a decrease in small UAS revenue, partially offset by an increase in TMS revenue and an increase in UGV revenue, resulting from our acquisition of Telerob in May 2021. Within small UAS, decreases in product revenue was primarily due to a decrease in product deliveries to customers within the U.S. Department of Defense.

Cost of Sales. Cost of sales for the three months ended July 31, 2021 was $72.3 million, as compared to $52.0 million for the three months ended August 1, 2020, representing an increase of $20.2 million, or 39%. The increase in cost of sales was a result of an increase in service cost of sales of $19.7 million and an increase in product costs of sales of $0.5 million. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus and ISG, and an increase in intangible amortization expense and other purchase accounting adjustments. The increase in product costs of sales was primarily due to an increase in intangible amortization expense and other purchase accounting adjustments and an unfavorable product mix. Cost of sales for the first quarter of fiscal 2022 included $4.0 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $0.6 million in the first quarter of fiscal 2021. As a percentage of revenue, cost of sales increased from 60% to 72%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix.

Gross Margin. Gross margin for the three months ended July 31, 2021 was $28.7 million, as compared to $35.4 million for the three months ended August 1, 2020, representing a decrease of $6.7 million, or 19%. The decrease in gross margin was due to a decrease in product margin of $5.7 million and a decrease in service margin of $1.0 million. The decrease in product margin was primarily due to the decrease in product sales, an increase in intangible amortization expense and other purchase accounting adjustments and an unfavorable product mix. The decrease in service margin was primarily due to an increase in intangible amortization expense and other purchase accounting adjustments, partially offset by the increase in service revenue. As a percentage of revenue, gross margin decreased from 40% to 28%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix, partially offset by the increase in service revenue. With the acquisitions of Arcturus and ISG we expect that we will continue to experience a higher proportion of service revenue, which generally have lower gross margins than our product sales, in future quarters as compared to our historical trends in future quarters.

Selling, General and Administrative. SG&A expense for the three months ended July 31, 2021 was $27.1 million, or 27% of revenue, as compared to SG&A expense of $12.0 million, or 14% of revenue, for the three months ended August 1, 2020. The increase in SG&A expense was primarily due to an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions and an increase in intangible amortization and acquisition related expenses. SG&A included $5.1 million and $38 thousand of intangible amortization expenses for the three months ended July 31, 2021 and August 1, 2020, respectively.

Research and Development. R&D expense for the three months ended July 31, 2021 was $13.7 million, or 14% of revenue, as compared to R&D expense of $11.1 million, or 13% of revenue, for the three months ended August 1, 2020. R&D expense increased by $2.6 million, or 23%, for the three months ended July 31, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest (Expense) Income, net. Interest expense, net for the three months ended July 31, 2021 was $1.3 million compared to interest income, net of $0.2 million for the three months ended August 1, 2020. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other (Expense) Income, net. Other expense, net, for the three months ended July 31, 2021 was $0.3 million compared to other income, net of $33 thousand for the three months ended August 1, 2020.

Benefit from Income Taxes. Our effective income tax rate was 7.0% for the three months ended July 31, 2021, as compared to 9.6% for the three months ended August 1, 2020. The decrease in the effective income tax rate was primarily due to lower projected annual effective tax rate in the current fiscal year over last fiscal year.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended July 31, 2021 was $1.1 million compared to $1.3 million for the three months ended August 1, 2020.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of July 31, 2021, our funded backlog was approximately $257.7 million.

In addition to our funded backlog, we also had unfunded backlog of $188.3 million as of July 31, 2021. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the FCS domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into a Credit Agreement for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit, and (ii) a five-year amortized $200 million term A loan (together the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 10—Debt to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million available for issuing letters of credit of which €1.6 million ($1.8 million) was outstanding as of July 31, 2021.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our recent acquisitions of Arcturus UAV, ISG and Telerob. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the recent acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

Although not material in value alone or in aggregate, we made certain commitments outside of the ordinary course of business. We made commitments for capital contributions to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund of which $0.9 million was remaining at July 31, 2021. We also made commitments to lend HAPSMobile loans to continue the development of Solar HAPS. The Company committed to lend 500 million yen ($4.6 million) of which 370 million yen (approximately $3.4 million) was remaining at July 31, 2021. On August 13, 2021, we made the second payment of the loan agreement for 180 million yen ($1.6 million). Under the terms of the agreement the loans are guaranteed and will be repaid when financing is obtained, or by Softbank. We currently anticipate repayment within the fiscal year ended April 30, 2022.

Cash Flows

The following table provides our cash flow data for the three months ended July 31, 2021 and August 1, 2020 (in thousands):

	Three Months Ended
	July 31,	August 1,
	2021	2020

	(Unaudited)
Net cash (used in) provided by operating activities	$(15,304)	$26,841
Net cash used in investing activities	$(36,345)	$(33,474)
Net cash used in financing activities	$(9,556)	$(1,670)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the three months ended July 31, 2021 increased by $42.1 million to $15.3 million, as compared to net cash provided by operating activities of $26.8 million for the three months ended August 1, 2020. The increase in net cash used in operating activities was primarily due to a decrease in net income of $24.0 million and a decrease in cash as a result of changes in operating assets and liabilities of $30.4 million, largely related to accounts receivable and unbilled retentions and receivables due to year over year timing differences, partially offset by an increase in depreciation and amortization of $10.9 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $2.9 million to $36.3 million for the three months ended July 31, 2021, as compared to net cash used by investing activities of $33.5 million for the three months ended August 1, 2020. The increase in net cash used in investing activities was primarily due an increase in cash used for the acquisition of Telerob of $46.2 million, a decrease in redemptions of available-for-sale investments of $23.8 million, an increase in equity method investments of $1.5 million and an increase in acquisition of property and equipment of $1.4 million, partially offset by a decrease in purchases of available-for-sale investments of $70.0 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $7.9 million to $9.6 million for the three months ended July 31, 2021, as compared to net cash used by financing activities of $1.7 million for the three months ended August 1, 2020. The increase in net cash used by financing activities was primarily due to an increase in holdback and retention payments related to a prior business acquisition of $6.0 million and an increase in payments of loan principal of $2.5 million.

Contractual Obligations

During the three months ended July 31, 2021, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Off-Balance Sheet Arrangements

As of July 31, 2021, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended July 31, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $197.5 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We occasionally engage in forward contracts in foreign currencies to limit our exposure on non-U.S. dollar transactions. With the acquisition of Telerob, a portion of our cash balance is denominated in Euros which is Telerob’s functional currency.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

On February 19, 2021 and May 3, 2021, we acquired Arcturus and Telerob, respectively, and, as a result, we have begun integrating certain processes, systems and controls relating to Arcturus and Telerob into our existing system of internal control over financial reporting in accordance with our integration plans. We do not believe these represent a material change. There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On February 22, 2019, Webasto filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. Webasto again amended the complaint in May 2021 to include additional claims. The lawsuit generally alleges several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, financial disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. Webasto seeks to recover the costs of the recall and other damages totaling over $100 million in addition to attorneys’ fees, costs, and punitive damages. Additionally, Webasto is seeking a declaratory judgment that we did not meet the requirements to receive the additional $6.5 million of the purchase price which was held back at the closing of the transaction (the “Holdback Amount”). On August 16, 2019, we filed our answer to Webasto’s amended complaint filed in April 2019 and a counterclaim against Webasto seeking payment of the Holdback Amount and declaratory relief regarding Webasto’s cancellation of an assigned contract. On June 2, 2021, we filed an answer to Webasto’s second amended complaint filed in May 2021. As to the Webasto lawsuit, our evaluation remains that many of the allegations are meritless, but the discovery phase of litigation continues and we lack sufficient information to fully analyze other allegations at this time. As of the date of this filing, trial is set for July 11, 2022. At present written discovery and depositions continue in earnest. We expect nationwide court closures and restrictions resulting from the global COVID-19 pandemic to continue easing, but we expect the possibility of another trial continuance to account for pandemic-related delays (especially related to Europe where many relevant witnesses reside) and therefore trial could be pushed into 2023.

In order to avoid the future cost, expense, and distraction of continued litigation, we engaged in settlement negotiations with Webasto. The negotiations did not result in a settlement of any of our or Webasto’s claims; however, we were required to establish reserve related to this litigation as a result of our good faith offer to settle the claims. The offer and resulting reserve do not reflect our view of the merits of the claims made in the litigation, and we continue to vigorously defend all claims.

On August 14, 2019, Benchmark, the company that assembled the products subject to the recall, served a demand for arbitration to AeroVironment and Webasto pursuant to its contracts with AeroVironment and Webasto, respectively. In December 2019, Benchmark dismissed, without prejudice, all claims against us in the demand for arbitration. The recall remains a significant part of our pending litigation with Webasto. In January 2021, Webasto also filed a lawsuit against Area 51, the subcontracted supplier of the part that allegedly led to the recall. That case proceeded briefly in Orange County Superior Court, but recently settled out of court. Any recovery that Webasto may have obtained from Area 51 will likely be an offset to any recovery Webasto might obtain from us in our lawsuit.

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. As of the date of this filing, we have not been served with the complaint.

We are subject to lawsuits, government investigations, audits and other legal proceedings from time to time in the ordinary course of our business. It is not possible to predict the outcome of any legal proceeding with any certainty. The outcome or costs we incur in connection with a legal proceeding could adversely impact our operating results and financial position.

ITEM 1A. RISK FACTORS

Except as set for below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2021. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

We obtain hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. Although we hold long term non-binding contracts with certain key suppliers that establishes pricing, minimizes lead times and to some degree mitigates risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long term non-binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. In the quarter ended July 31, 2021, we continued to experience delays in receiving of certain electronic components for our TMS product line resulting from the global shortage, which caused short term delays in production and negatively affected our revenue for the period. Should such shortages continue or additional shortages occur and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may be impaired in our ability to execute development programs on schedule or deliver products on a timely or cost effective basis to our customers. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, are required to redesign our products and to complete additional quality control procedures. We cannot predict if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. In particular, governmental measures responsive to the global COVID-19 pandemic have disrupted manufacturing and some supply chains, including our supply chain, which has had, and is expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide. Although we have not yet seen significant delays from our suppliers generally, and we keep stock of all our raw materials and other product components with long lead times to assist in the event that our supply chain is disrupted, if the COVID-19 outbreak continues and results in a prolonged period of commercial and/or governmental restrictions, this may impact our ability to obtain certain raw materials and certain components used in the manufacture of our products and in our development programs.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three months ended July 31, 2021. As of July 31, 2021, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

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

Date: September 8, 2021		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)