Form 10-Q
period 2021-10-30
AeroVironment Inc
filed 2021-12-08
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 1, 2021, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,813,218.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of October 30, 2021 (Unaudited) and April 30, 2021	3
	Consolidated Statements of Operations for the three and six months ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	4
	Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	5
	Consolidated Statements of Stockholders’ Equity for the three and six months ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	7
	Consolidated Statements of Cash Flows for the six months ended October 30, 2021 (Unaudited) and October 31, 2020 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	53
Item 4.	Mine Safety Disclosures	53
Item 5.	Other Information	53
Item 6.	Exhibits	54
Signatures		55

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	October 30,	April 30,
	2021	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$104,770	$148,741
Short-term investments	6,311	31,971
Accounts receivable, net of allowance for doubtful accounts of $566 at October 30, 2021 and $595 at April 30, 2021	26,552	62,647
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $9,215 at October 30, 2021 and $544 at April 30, 2021)	119,031	71,632
Inventories	81,944	71,646
Income taxes receivable	11,708	—
Prepaid expenses and other current assets	13,761	15,001
Total current assets	364,077	401,638
Long-term investments	11,271	12,156
Property and equipment, net	68,217	58,896
Operating lease right-of-use assets	26,058	22,902
Deferred income taxes	2,900	2,061
Intangibles, net	110,620	106,268
Goodwill	335,888	314,205
Other assets	6,276	10,440
Total assets	$925,307	$928,566
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,443	$24,841
Wages and related accruals	21,697	28,068
Customer advances	10,322	7,183
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	6,440	6,154
Income taxes payable	214	861
Other current liabilities	31,313	19,078
Total current liabilities	101,429	96,185
Long-term debt, net of current portion	182,769	187,512
Non-current operating lease liabilities	21,665	19,103
Other non-current liabilities	10,302	10,141
Liability for uncertain tax positions	3,518	3,518
Deferred income taxes	5,390	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 30, 2021 and April 30, 2021	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,805,829 shares at October 30, 2021 and 24,777,295 shares at April 30, 2021	2	2
Additional paid-in capital	261,612	260,327
Accumulated other comprehensive (loss) income	(1,677)	343
Retained earnings	339,965	351,421
Total AeroVironment, Inc. stockholders’ equity	599,902	612,093
Noncontrolling interest	332	14
Total equity	600,234	612,107
Total liabilities and stockholders’ equity	$925,307	$928,566

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Revenue:
Product sales	$70,998	$65,528	$124,114	$123,885
Contract services (inclusive of related party revenue of $10,342 and $11,452 for the three months ended October 30, 2021 and October 31, 2020, respectively; and $20,694 and $27,838 for the six months ended October 30, 2021 and October 31, 2020, respectively)	51,010	27,137	98,903	56,230
	122,008	92,665	223,017	180,115
Cost of sales:
Product sales	38,937	34,209	71,527	66,293
Contract services	40,616	17,605	80,312	37,560
	79,553	51,814	151,839	103,853
Gross margin:
Product sales	32,061	31,319	52,587	57,592
Contract services	10,394	9,532	18,591	18,670
	42,455	40,851	71,178	76,262
Selling, general and administrative	24,819	14,977	51,947	26,988
Research and development	14,297	11,976	28,005	23,079
Income (loss) from operations	3,339	13,898	(8,774)	26,195
Other (loss) income:
Interest (expense) income, net	(1,379)	115	(2,654)	323
Other (expense) income, net	(10,048)	72	(10,394)	105
(Loss) income before income taxes	(8,088)	14,085	(21,822)	26,623
(Benefit from) provision for income taxes	(9,511)	2,491	(10,468)	3,698
Equity method investment income (loss), net of tax	1,133	(9,522)	(8)	(10,810)
Net income (loss)	2,556	2,072	(11,362)	12,115
Net (income) loss attributable to noncontrolling interest	(31)	22	(94)	59
Net income (loss) attributable to AeroVironment, Inc.	$2,525	$2,094	$(11,456)	$12,174
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$0.10	$0.09	$(0.47)	$0.51
Diluted	$0.10	$0.09	$(0.47)	$0.50
Weighted-average shares outstanding:
Basic	24,641,614	23,936,950	24,630,838	23,914,737
Diluted	24,885,870	24,196,912	24,630,838	24,190,316

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Net income (loss)	$2,556	$2,072	$(11,362)	$12,115
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of deferred tax (expense) benefit of $0 and $(3) for the three months ended October 30, 2021 and October 31, 2020, respectively; and $0 and $1 for the six months ended October 30, 2021 and October 31, 2020, respectively	1	(9)	(3)	(61)
Change in foreign currency translation adjustments	(1,284)	—	(2,017)	75
Total comprehensive income (loss)	1,273	2,063	(13,382)	12,129
Net (income) loss attributable to noncontrolling interest	(31)	22	(94)	59
Comprehensive income (loss) attributable to AeroVironment, Inc.	$1,242	$2,085	$(13,476)	$12,188

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the six months ended October 30, 2021 and October 31, 2020 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107
Net (loss) income	—	—	—	(11,456)	—	(11,456)	94	(11,362)
Unrealized loss on investments	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	(2,017)	(2,017)	—	(2,017)
Stock options exercised	4,000	—	119	—	—	119	—	119
Restricted stock awards	52,226	—	—	—	—	—	—	—
Restricted stock awards forfeited	(15,751)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,941)	—	(1,176)	—	—	(1,176)	—	(1,176)
Change in non-controlling interest	—	—	—	—	—	—	224	224
Stock based compensation	—	—	2,342	—	—	2,342	—	2,342
Balance at October 30, 2021	24,805,829	$2	$261,612	$339,965	$(1,677)	$599,902	$332	$600,234

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	$2	$181,481	$328,090	$328	$509,901	$—	$509,901
Net income (loss)	—	—	—	12,174	—	12,174	(59)	12,115
Unrealized loss on investments	—	—	—	—	(61)	(61)	—	(61)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	3,500	—	86	—	—	86	—	86
Restricted stock awards	60,592	—	—	—	—	—	—	—
Restricted stock awards forfeited	(515)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(23,236)	—	(1,778)	—	—	(1,778)	—	(1,778)
Stock based compensation	—	—	3,509	—	—	3,509	—	3,509
Balance at October 31, 2020	24,103,980	$2	$183,298	$340,264	$342	$523,906	$(59)	$523,847

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended October 30, 2021 and October 31, 2020 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at July 31, 2021	24,811,802	$2	$261,192	$337,440	$(394)	$598,240	$77	$598,317
Net income	—	—	—	2,525	—	2,525	31	2,556
Unrealized gain on investments	—	—	—	—	1	1	—	1
Foreign currency translation	—	—	—	—	(1,284)	(1,284)	—	(1,284)
Restricted stock awards	3,638	—	—	—	—	—	—	—
Restricted stock awards forfeited	(9,611)	—	—	—	—	—	—	—
Change in non-controlling interest	—	—	—	—	—	—	224	224
Stock based compensation	—	—	420	—	—	420	—	420
Balance at October 30, 2021	24,805,829	$2	$261,612	$339,965	$(1,677)	$599,902	$332	$600,234

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at August 1, 2020	24,104,564	2	181,406	338,170	351	519,929	(37)	519,892
Net income (loss)	—	—	—	2,094	—	2,094	(22)	2,072
Unrealized loss on investments	—	—	—	—	(9)	(9)	—	(9)
Restricted stock awards forfeited	(245)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(339)	—	(22)	—	—	(22)	—	(22)
Stock based compensation	—	—	1,914	—	—	1,914	—	1,914
Balance at October 31, 2020	24,103,980	$2	$183,298	$340,264	$342	$523,906	$(59)	$523,847

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 30,	October 31,
	2021	2020
Operating activities
Net (loss) income	$(11,362)	$12,115
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	30,019	5,693
(Income) losses from equity method investments, net	(520)	10,810
Amortization of debt issuance costs	258	—
Realized gain from sale of available-for-sale investments	—	(11)
Provision for doubtful accounts	(35)	(156)
Other non-cash expense (income)	157	(473)
Non-cash lease expense	3,358	2,393
Loss on foreign currency transactions	30	2
Deferred income taxes	(840)	(621)
Stock-based compensation	2,342	3,509
Loss on disposal of property and equipment	3,036	2
Amortization of debt securities	113	(12)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	37,134	43,115
Unbilled receivables and retentions	(46,619)	5,264
Inventories	(10,075)	(6,244)
Income taxes receivable	(10,667)	—
Prepaid expenses and other assets	272	(1,029)
Accounts payable	(3,587)	(5,028)
Other liabilities	3,642	(10,736)
Net cash (used in) provided by operating activities	(3,344)	58,593
Investing activities
Acquisition of property and equipment	(13,147)	(6,052)
Equity method investments	(6,245)	(1,173)
Business acquisitions, net of cash acquired	(46,150)	—
Redemptions of available-for-sale investments	30,531	92,226
Purchases of available-for-sale investments	—	(116,945)
Other	224	—
Net cash used in investing activities	(34,787)	(31,944)
Financing activities
Principal payment of loan	(5,000)	—
Holdback and retention payments for business acquisition	(5,991)	—
Tax withholding payment related to net settlement of equity awards	(1,176)	(1,778)
Exercise of stock options	119	86
Other	(16)	—
Net cash used in financing activities	(12,064)	(1,692)
Effects of currency translation on cash and cash equivalents	(275)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(50,470)	24,957
Cash, cash equivalents and restricted cash at beginning of period	157,063	255,142
Cash, cash equivalents and restricted cash at end of period	$106,593	$280,099
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,923	$2,364
Interest	$2,283	$—
Non-cash activities
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $0 and $1 for the six months ended October 30, 2021 and October 31, 2020, respectively	$3	$61
Change in foreign currency translation adjustments	$(2,017)	$75
Issuances of inventory to property and equipment, ISR in-service assets	$12,472	$—
Acquisitions of property and equipment included in accounts payable	$415	$818

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 30, 2021 are not necessarily indicative of the results for the full year ending April 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2021, included in the Company’s Annual Report on Form 10-K.

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

On February 19, 2021, the Company closed its acquisition of Arcturus UAV, Inc. (“Arcturus”), a California corporation, pursuant to a Stock Purchase Agreement (the “Arcturus Purchase Agreement”) with Arcturus and each of the shareholders and other equity interest holders of Arcturus (collectively, the “Arcturus Sellers”), purchasing 100% of the issued and outstanding equity interests of Arcturus (the “Arcturus Acquisition”). The assets, liabilities and operating results of Arcturus have been included in the Company’s unaudited consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

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

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of Altoy to Toygun. As a result of the sale, the Company decreased its interest in Altoy from 85% to 50%. The Company is considered to still have control of Altoy and therefore consolidates Altoy into the consolidated financial statements of the Company as of October 30, 2021. Under the terms of the Purchase Agreement, the Company is expected to sell additional shares to Toygun in fiscal year 2023 at which point the Company will no longer control and therefore will no longer consolidate Altoy in the Company’s consolidated financial statements. At that time, the Company will account for its investment in Altoy as an equity method investment and record its proportion of any gains or losses of Altoy in equity method investments, net of tax.

Recently Adopted Accounting Standards

Effective May 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including removing the requirement to limit income tax expense (benefit) in an interim period to the full year projected amounts. The Company adopted ASU 2019-12 using the prospective method, applying the new guidance accounting for income taxes after adoption. The adoption of ASU 2019-12 did not have an impact on the Company’s consolidated financial statements.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s small UAS, medium UAS (“MUAS”) and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

Performance obligations satisfied over time accounted for 51% and 55% of revenue during the three and six months ended October 30, 2021, respectively. Performance obligations satisfied over time accounted for 40% and 39% of revenue during the three and six months ended October 31, 2020, respectively. Performance obligations satisfied at a point in time accounted for 49% and 45% of revenue during the three and six months ended October 30, 2021, respectively. Performance obligations satisfied at a point in time accounted for 60% and 61% of revenue during the three and six months ended October 31, 2020, respectively.

On October 30, 2021, the Company had approximately $252,036,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 68% of the remaining performance obligations as revenue in fiscal 2022 and an additional 32% in fiscal 2023.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or six month periods ended October 30, 2021 and October 31, 2020. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three or six month periods ended October 30, 2021 and the three or six month periods ended October 31, 2020.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
Revenue by major product line/program	2021	2020	2021	2020
Small UAS	$54,714	$58,265	$94,638	$114,467
TMS	18,418	18,961	37,594	28,495
MUAS	26,525	—	48,904	—
Other	22,351	15,439	41,881	37,153
Total revenue	$122,008	$92,665	$223,017	$180,115

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
Revenue by contract type	2021	2020	2021	2020
FFP	$98,393	$68,425	$179,159	$129,300
CPFF	21,594	24,230	40,711	50,799
T&M	2,021	10	3,147	16
Total revenue	$122,008	$92,665	$223,017	$180,115

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

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
Revenue by customer category	2021	2020	2021	2020
U.S. government	$72,076	$55,594	$143,151	$109,390
Non-U.S. government	49,932	37,071	79,866	70,725
Total revenue	$122,008	$92,665	$223,017	$180,115

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
Revenue by geographic location	2021	2020	2021	2020
Domestic	$68,663	$46,398	$137,051	$99,828
International	53,345	46,267	85,966	80,287
Total revenue	$122,008	$92,665	$223,017	$180,115

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the six month period ended October 30, 2021 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended October 30, 2021 that was included in contract liability balances at the beginning of April 30, 2021 was $580,000 and $889,000, and revenue recognized for the three and six month periods ended October 31, 2020 that was included in contract liability balances at the beginning of April 30, 2020 was $3,451,000 and $5,423,000.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. The Company’s CODM, collectively the Chief Executive Officer and Chief Operations Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 20—Segments for further details.

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Arcturus Purchase Agreement, the Company maintains escrow accounts to address final purchase price adjustments post-Arcturus Closing, if any and to address Arcturus UAV’s and/or the Sellers’ indemnification obligations. The restricted funds in the escrow account are recorded in other assets on the consolidated balance sheet. As of October 30, 2021 and April 30, 2021 restricted cash was $1,823,000 and $8,322,000, respectively.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At October 30, 2021 and April 30, 2021, the Company had no reserve for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net income (loss) attributable to AeroVironment, Inc.	$2,525	$2,094	$(11,456)	$12,174
Denominator for basic earnings (loss) per share:
Weighted average common shares	24,641,614	23,936,950	24,630,838	23,914,737
Dilutive effect of employee stock options, restricted stock and restricted stock units	244,256	259,962	—	275,579
Denominator for diluted earnings (loss) per share	24,885,870	24,196,912	24,630,838	24,190,316

Due to the net loss for the six months ended October 30, 2021, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 4,742 and 266,077 for the three and six months ended October 30, 2021, respectively. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 23 and 269 for the three and six months ended October 31, 2020, respectively.

Recently Issued Accounting Standards

Accounting pronouncements issued but not effective until after October 30, 2021 are not expected to be applicable to the Company.

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

The Company was entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s unaudited consolidated financial statements as the amount was not realized or realizable as of October 30, 2021.

During the three months ended October 27, 2018, Webasto filed a recall report with the National Highway Traffic Safety Administration that named certain of the Company’s EES products as subject to the recall. Under the terms of the Purchase Agreement, the Company may be responsible for certain costs of such recall of named products the Company manufactured, sold or serviced prior to the closing of the sale of the EES Business. On August 14, 2019, Benchmark Electronics, Inc. (“Benchmark”), the company that assembled the products subject to the recall, served a demand for arbitration to the Company and Webasto, and a third-party part supplier pursuant to its contracts with the Company and Webasto, respectively. The Company filed a responsive pleading in the Benchmark arbitration on October 29, 2019, consisting of a general denial, affirmative defenses, and a reservation of the right to file counter-claims at a later date. Webasto challenged the validity of the Benchmark arbitration by filing an action in New York Superior Court. In December 2019, Webasto and Benchmark reached a settlement of their disputed claims. Benchmark withdrew its Notice of Arbitration against Webasto and the Company, but reserved its right to pursue indemnity claims against suppliers. The recall remains a significant part of the Webasto lawsuit described below.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. While the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims at such time, as a result of the settlement negotiations, the Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the consolidated statements of operations and in other non-current liabilities on the consolidated balance sheet. In December 2021, the Company agreed in principle subject to formal documentation with Webasto to settle all existing claims related to the sale of our former EES business for $20,000,000 and Webasto keeping the Holdback. Under the terms of the expected written settlement agreement that is being negotiated by the Company and Webasto, the Company’s payment of the settlement amount will occur over a 24 month period after the execution of the settlement agreement. As a result of the agreement in principle to settlement the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 recorded in other expense on the consolidated statements of operations and in other current liabilities on the consolidated balance sheet. Should the Company not be able to negotiate and sign a mutually acceptable settlement agreement with Webasto, the Company will continue with discovery in the litigation and defend itself vigorously.

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $0 for the three and six months ended October 30, 2021, and $0 and $38,000 and has been recorded in other (expense) income, net in the unaudited consolidated statements of operations for the three and six months ended October 31, 2020, respectively.

3. Investments

Investments consist of the following (in thousands):

	October 30,	April 30,
	2021	2021
Short-term investments:
Available-for-sale securities:
Municipal securities	6,311	22,245
U.S. government securities	—	4,009
Corporate bonds	—	5,717
Total short-term investments	$6,311	$31,971
Long-term investments:
Available-for-sale securities:
Municipal securities	—	988
U.S. government securities	—	4,000
Total long-term available-for-sale investments	—	4,988
Equity method investments
Investment in limited partnership fund	11,271	7,168
Total equity method investments	11,271	7,168
Total long-term investments	$11,271	$12,156

Available-For-Sale Securities

As of October 30, 2021 and April 30, 2021, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification are recorded in interest (expense) income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of October 30, 2021 and April 30, 2021, respectively (in thousands):

	October 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$6,309	$2	$—	$6,311
Total available-for-sale investments	$6,309	$2	$—	$6,311

	April 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$23,227	$8	$(2)	$23,233
U.S. government securities	8,008	1	—	8,009
Corporate bonds	5,718	—	(1)	5,717
Total available-for-sale investments	$36,953	$9	$(3)	$36,959

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at October 30, 2021 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$6,309	$6,311
Due after one year through five years	—	—
Total	$6,309	$6,311

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

The Company’s financial assets measured at fair value on a recurring basis at October 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$6,311	$—	$6,311
Contingently returnable consideration	—	—	289	289
Total	$—	$6,311	$289	$6,600

The Company’s financial liabilities measured at fair value on a recurring basis at October 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$889	$889
Total	$—	$—	$889	$889

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$36,959	$—	$36,959
Contingently returnable consideration	—	—	479	479
Total	$—	$36,959	$479	$37,438

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2021	$479	$—
Business acquisition	—	889
Transfers to Level 3	—	—
Total losses (realized or unrealized)
Included in selling, general and administrative	190	—
Settlements	—	—
Balance at October 30, 2021	$289	$889
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at October 30, 2021	$—	$—

The fair value measurement tables above have been corrected to present the fair value of the contingently returnable consideration associated with the acquisition of ISG of $479,000 as of April 30, 2021 and subsequent changes in fair value, which is recorded in other assets on the consolidated balance sheet. The tables previously included the fair value of the contingent consideration, rather than the returnable contingent consideration. The returnable contingent consideration represents the difference between the $6,000,000 cash consideration paid to the sellers in escrow and the fair value of the contingent consideration of $5,521,000 as of April 30, 2021.

Pursuant to the ISG Purchase Agreement, the sellers may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the 3 years following closing.

The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the three months ended October 30, 2021, the target for the first year was achieved, and the related consideration of $2,000,000 is expected to be released from an escrow account that is not controlled by the Company and therefore not recorded on the consolidated balance sheet, during the three months ended January 29, 2022. The fair value of the contingently returnable consideration is equal to the difference between the maximum value of the contingent consideration and the fair value of the contingent consideration and is recorded in other assets on the consolidated balance sheet.

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $7,272,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The fair value of the contingent consideration is recorded in other accrued liabilities on the consolidated balance sheet.

Refer to Note 18—Business Acquisitions.

5. Inventories, net

Inventories consist of the following (in thousands):

	October 30,	April 30,
	2021	2021

Raw materials	$30,261	$23,997
Work in process	31,242	13,825
Finished goods	32,549	44,113
Inventories, gross	94,052	81,935
Reserve for inventory excess and obsolescence	(12,108)	(10,289)
Inventories, net	$81,944	$71,646

6. Equity Method Investments

In December 2017, the Company and SoftBank Corp. (“Softbank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”), which is a Japanese corporation. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. As of October 30, 2021, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

On May 29, 2021, the Company entered into an amendment to the DDA with HAPSMobile. The parties agreed to the amendment in anticipation of the Company and SoftBank entering into a Master Design and Development Agreement

(“MDDA”) with each other to continue the design and development of the Solar High Altitude Pseudo-Satellite (“Solar HAPS”) aircraft developed under the DDA.

On May 29, 2021, the Company and SoftBank entered into a MDDA to continue the development of Solar HAPS. Pursuant to the MDDA, which has a five-year term, SoftBank will issue orders to the Company for the Company to perform design and development services and produce deliverables as specified in the applicable order(s). Upon the execution of the MDDA, SoftBank issued to the Company, and the Company accepted, the first order under the MDDA which has a maximum value of approximately $51,200,000. Concurrent with the execution of the MDDA, each of SoftBank and the Company agreed to lend HAPSMobile loans which are convertible into shares of HAPSMobile under certain conditions, and to cooperate with each other to explore restructuring and financing options for HAPSMobile to continue the development of Solar HAPS. The Company committed to lend 500,000,000 yen. On June 7, 2021 the Company funded 130,000,000 yen ($1,195,000) of the loan agreement. On August 13, 2021, the Company made the second payment of the loan agreement in the amount of 180,000,000 yen ($1,638,000). On October 29, 2021, the Company made the final payment under the loan agreement in the amount of 190,000,000 yen ($1,674,000).

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three and six months ended October 30, 2021, the Company recorded its proportionate net loss of HAPSMobile, or $190,000 and $1,845,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. For the three and six months ended October 31, 2020, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $9,522,000 and $10,810,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations, of which $8,363,000 related to the Company’s proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC. At October 30, 2021 and April 30, 2021, the carrying value of the investment in HAPSMobile was $2,661,000 and $0, respectively, was recorded in other assets.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. During the six months ended October 30, 2021 and October 31, 2020, the Company made additional contributions of $1,738,000 and $1,173,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $639,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and six months ended October 30, 2021, the Company recorded its ownership percentage of the net gain of the limited partnership, or $1,852,000 and $2,365,000, respectively, net of $529,000 of tax expense, respectively, in equity method investment income (loss) in the unaudited consolidated statements of operations. For the three and six months ended October 31, 2020, the Company recorded its ownership percentage of the net loss of the limited partnership, or $0 and $(280,000), respectively, in equity method investment income (loss) in the unaudited consolidated statements of operations. At October 30, 2021 and April 30, 2021, the carrying value of the investment in the limited partnership of $11,271,000 and $7,168,000, respectively, was recorded in long-term investments.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October

30, 2021 and October 31, 2020, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Beginning balance	$2,754	$2,031	$2,341	$2,015
Balance acquired from acquisition	—	—	256	—
Warranty expense	440	310	896	761
Warranty costs settled	(544)	(215)	(843)	(650)
Ending balance	$2,650	$2,126	$2,650	$2,126

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	October 30,	April 30,
	2021	2021
Technology	$57,887	$46,850
Licenses	1,008	1,008
Customer relationships	72,872	68,073
Backlog	2,303	—
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	105	3
Intangibles, gross	135,113	116,872
Less accumulated amortization	(24,493)	(10,604)
Intangibles, net	$110,620	$106,268

The weighted average amortization period at October 30, 2021 and April 30, 2021 was five years, respectively. Amortization expense for the three and six months ended October 30, 2021 was $6,843,000 and $13,816,000, respectively. Amortization expense for the three and six months ended October 31, 2020 was $715,000 and $1,424,000, respectively.

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

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2022	$15,131
2023	27,719
2024	26,870
2025	18,156
2026	13,114
$100,990

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	All other	Total
Balance at April 30, 2021	$6,340	$—	$288,611	$19,254	$314,205
Additions to goodwill	—	—	1,395	20,288	21,683
Impairment of goodwill	—	—	—	—	—
Balance at October 30, 2021	$6,340	$-	$290,006	$39,542	$335,888

The goodwill balance at April 30, 2021 is attributable to the acquisitions of Pulse, ISG, and Arcturus acquisitions. The MUAS addition to goodwill relates to measurement period adjustments for pre-acquisition tax returns. The addition to All other goodwill is attributable to the Telerob acquisition. Refer to Note 18—Business Acquisitions for further details.

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

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants, including certain restrictions on the ability of the Company and its subsidiaries (as defined in the Credit Agreement) to incur any additional indebtedness or guarantee indebtedness of others, to create liens on properties or assets, or to enter into certain asset and stock-based transactions. In addition, the Credit Agreement includes certain financial maintenance covenants, requiring that (x) the Consolidated Leverage Ratio (as defined in the Credit Agreement) shall not be more than 3.00 to 1.00 as of the end of any fiscal quarter and (y) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) shall not be less than 1.25 to 1.00 as of the end of any fiscal quarter. As of October 30, 2021, the Company is in compliance with all covenants.

Based upon the Company’s revised projections, there is a substantial risk that it may be required to make a prepayment to reduce the outstanding balance of its Term Loan Facility or to obtain an amendment to the Credit Agreement to remain in compliance with all of the financial covenants in the Credit Agreement during the fiscal quarter ending January 29, 2022. The Company currently estimates the range of the potentially required prepayment to be $50,000,000 to $60,000,000. The Company is in discussion with the lenders regarding obtaining an amendment to the Credit Agreement to allow it to remain in compliance with the financial covenants; however, if the Company is not able to obtain such an amendment to the Credit Agreement, it has both the ability and intent to make any required prepayment. The Company expects to be in compliance with all financial covenants under the terms of its Credit Agreement, including any amendment to such agreement, during the quarter ending April 30, 2022 regardless of whether a required prepayment is made or loan amendment is obtained.

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

Long-term debt and the current period interest rates were as follows:

Six Months Ended
October 30,
2021
(In thousands)
Term loans	$195,000
Revolving credit facility	—
Total debt	195,000
Less current portion	10,000
Total long-term debt, less current portion	185,000
Less unamortized debt issuance costs - term loans	2,231
Total long-term debt, net of unamortized debt issuance costs - term loans	$182,769
Unamortized debt issuance costs - revolving credit facility	$1,111
Current period interest rate	2.1%

Future long-term debt principal payments at October 30, 2021 were as follows:

(In thousands)
2022	$5,000
2023	10,000
2024	10,000
2025	10,000
2026	160,000
$195,000

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 30,	October 31,
	2021	2020
Operating lease cost	$3,358	$2,393
Short term lease cost	419	276
Variable lease cost	368	2
Sublease income	(88)	(48)
Total lease costs, net	$4,057	$2,623

Supplemental lease information were as follows:

	Six Months Ended	Six Months Ended
	October 30,	October 31,
	2021	2020
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,503	$2,727
Right-of-use assets obtained in exchange for new lease liabilities	$6,310	$5,757

Weighted average remaining lease term	69 months	44 months
Weighted average discount rate	3.4%	3.4%

Maturities of operating lease liabilities as of October 30, 2021 were as follows (in thousands):

2022	$3,135
2023	6,357
2024	5,653
2025	4,701
2026	3,422
Thereafter	8,025
Total lease payments	31,293
Less: imputed interest	(3,188)
Total present value of operating lease liabilities	$28,105

12. Accumulated Other Comprehensive Income (Loss) and Reclassifications Adjustments

The components of accumulated other comprehensive income (loss) and adjustments are as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 30,	October 31,
	2021	2020
Balance, net of $1 and $0 deferred taxes, as of April 30, 2021 and April 30, 2020, respectively	$343	$328
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $0 and $1 for the six months ended October 30, 2021 and October 31, 2020, respectively	(3)	(61)
Change in foreign currency translation adjustments	(2,017)	75
Balance, net of $1 and $1 deferred taxes, as of October 30, 2021 and October 31, 2020, respectively	$(1,677)	$342

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $19,175,000 and $36,086,000 for the three and six months ended October 30, 2021, respectively. Revenue from customer-funded R&D was approximately $20,742,000 and $44,168,000 for the three and six months ended October 31, 2020, respectively.

14. Long-Term Incentive Awards

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 30, 2021, the Company recorded $201,000 and $509,000 of compensation expense related to the Fiscal 2022 LTIP. The Company recorded no compensation expense related to the Fiscal 2022 LTIP for the three and six months ended October 31, 2020. At October 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $13,111,000.

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 30, 2021, the Company recorded a reversal of $(572,000) and $(507,000) of compensation expense related to the Fiscal 2021 LTIP, respectively, due to a change in estimate resulting from a decrease in the estimated achievement. For the three and six months ended October 31, 2020, the Company recorded $347,000 and $438,000 of compensation expense related to the Fiscal 2021 LTIP, respectively. At October 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $7,337,000.

During the three months ended July 27, 2019, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and six months ended October 30, 2021, the Company recorded a reversal of $(617,000) and $(619,000) of compensation expense related to the Fiscal 2020 LTIP, respectively, due to a change in estimate resulting from a decrease in the estimated achievement. For the three and six months ended October 31, 2020, the Company recorded $264,000 and $345,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. At October 30, 2021, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $3,983,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. During the three months ended July 31, 2021, the Company issued a total of 12,101 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2019 LTIP. For the three and six months ended October 30, 2021, the Company recorded no compensation expense. For the three and six months ended October 31, 2020, the Company recorded $189,000 and $264,000 of compensation expense related to the Fiscal 2019 LTIP, respectively.

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

15. Income Taxes

For the three and six months ended October 30, 2021, the Company recorded a benefit from income taxes of $(9,511,000) and $(10,468,000), respectively, yielding effective tax rates of 117.6% and 48.0%, respectively. For the three and six months ended October 31, 2020, the Company recorded a provision for income taxes of $2,491,000 and $3,698,000, respectively, yielding effective tax rates of 17.7% and 13.9%, respectively. The variance from statutory rates for the three months ended October 30, 2021 was primarily due to a change in estimate of full year projected income (loss) before income taxes, federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the six months ended October 30, 2021 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and six months ended October 31, 2020 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

16. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and six months ended October 30, 2021 or October 31, 2020. As of October 30, 2021 and April 30, 2021, approximately $21,200,000 remained authorized for future repurchases under this program.

17. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Although SoftBank has a controlling interest in HAPSMobile, the Company determined that it has the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank are considered related parties of the Company. Under the DDA and related efforts with HAPSMobile, the Company designed and built prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conducted low altitude and high altitude flight tests of the prototype aircraft on a best efforts basis, up to a maximum net value of $185,202,000. The Company will continue the development of Solar HAPS with Softbank under the MDDA. Upon the execution of the MDDA, SoftBank issued the first order under the MDDA, which has a maximum value of approximately $51,200,000.

The Company recorded revenue under both the MDDA and DDA of $10,342,000 and $20,694,000 for the three and six months ended October 30, 2021, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $11,452,000 and $27,838,000 for the three and six months ended October 31, 2020, respectively. At October 30, 2021 and April 30, 2021, the Company had unbilled related party receivables from HAPSMobile of $9,215,000 and $544,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. Refer to Note 6—Equity Method Investments for further details.

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

Telerob Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Revenue	$122,008	$101,081	$223,017	$196,224
Net (loss) income attributable to AeroVironment, Inc.	$4,454	$277	$(7,844)	$9,133

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

The Company incurred approximately $137,000 and $548,000 of acquisition-related expenses for the three and six months ended October 30, 2021. These expenses are included in selling, general and administrative on the Company’s unaudited consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2020, nor are they indicative of results of operations that may occur in the future.

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

The following table summarizes the allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Arcturus (in thousands):

February 19,
2021
Fair value of assets acquired:
Accounts receivable	$6,050
Unbilled receivable	4,176
Inventories, net	21,701
Prepaid and other current assets	2,709
Property and equipment, net	38,739
Operating lease assets	11,429
Other assets	136
Technology	20,500
Customer relationships	62,700
Goodwill	290,006
Total assets acquired	$458,146

Fair value of liabilities assumed:
Accounts payable	$3,085
Wages and related accruals	1,698
Customer advances	1,818
Other current liabilities	9,562
Operating lease liabilities	12,297
Other non-current liabilities	1,190
Deferred income taxes, net	5,869
Total liabilities assumed	35,519
Total identifiable net assets	$422,627

Fair value of consideration transferred:
Cash consideration, net of cash acquired	$350,243
Equity consideration	72,384
Total consideration	$422,627

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

Arcturus Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2020	2020
Revenue	$116,123	$228,960
Net income attributable to AeroVironment, Inc.	$4,151	$21,010

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

The Company incurred approximately $108,000 and $1,492,000 acquisition-related expenses for the three and six months ended October 30, 2021, respectively. These expenses are included in selling, general and administrative expense on the Company’s unaudited consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

ISG Acquisition

On February 23, 2021, the Company purchased certain assets of, and assumed certain liabilities of, ISG pursuant to the terms of the ISG Purchase Agreement. ISG is engaged in development of artificial intelligence-enabled computer vision, machine learning and perceptive autonomy technologies and provides related services to United States government customers.

In connection with the ISG Acquisition, the Company (i) paid a base purchase price of $29,700,000 in cash at closing and (ii) may pay additional cash consideration of up to $6,000,000, which is held in escrow account not controlled by the Company, based on the achievement of certain revenue targets by ISG during the 3 years following closing, in each case, subject to the terms and conditions of the ISG Purchase Agreement, including certain customary adjustments. During the three months ended October 30, 2021, the revenue target for the first year was achieved and $2,000,000 of the additional cash consideration was earned.

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

ISG Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

	Three Months Ended	Six Months Ended
	October 31,	October 31,
	2020	2020
Revenue	$95,548	$185,881
Net income attributable to AeroVironment, Inc.	$2,400	$12,786

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

The Company incurred approximately $85,000 and $736,000 acquisition-related expenses for the three and six months ended October 30, 2021, respectively. These expenses are included in selling, general and administrative expenses on the Company’s unaudited consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

19. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies were taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was May 3, 2021 in conjunction with the acquisition.

The table below includes the projected benefit obligation and fair value of plan assets as of May 3, 2021. The net projected benefit obligation (in thousands) is recorded in other non-current liabilities.

Projected benefit obligation	$(4,126)
Fair value of plan assets	3,951
Unfunded status of the plan	$(175)

The projected benefit obligation includes assumptions of a discount rate of 1% and pension increase for in-payment benefits of 1.5% for May 3, 2021 and October 30, 2021. The accumulated benefit obligation is approximately equal to our projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2022. The Company assumed expected return on plan assets of 2.15% for May 3, 2021 and October 30, 2021.

Expected benefits payments as of May 3, 2021 (in thousands):

2022	$182
2023	183
2024	183
2025	184
2026	184
2027-2031	920
Total expected benefit payments	$1,836

Net periodic benefit cost (in thousands) is recorded in interest (expense) income, net.

	Three Months Ended	Six Months Ended
	October 30,	October 30,
	2021	2021
	(In thousands)	(In thousands)
Expected return on plan assets	$31	$63
Interest cost	(15)	(30)
Foreign currency exchange rate changes	72	6
Net periodic benefit cost	$88	$39

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

Tactical Missile Systems – The TMS segment focuses primarily on TMS products, which are tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The TMS segment also includes customer-funded research and development programs.

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

	Three Months Ended October 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$54,714	$18,418	$26,525	$22,351	$122,008
Gross margin	27,754	6,222	2,223	6,256	42,455

Income (loss) from operations	13,377	47	(7,000)	(3,085)	3,339
Acquisition-related expenses	297	163	108	280	848
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	6,358	3,257	10,322
Adjusted income (loss) from operations	$14,381	$210	$(534)	$452	$14,509

	Three Months Ended October 31, 2020
	Small UAS	TMS	MUAS	All other	Total
Revenue	$58,265	$18,961	$-	$15,439	$92,665
Gross margin	29,695	5,943	-	5,213	40,851

Income (loss) from operations	15,386	(995)	-	(493)	13,898
Acquisition-related expenses	171	94	58	91	414
Amortization of acquired intangible assets and other purchase accounting adjustments	715	-	-	-	715
Adjusted income (loss) from operations	$16,272	$(901)	$58	$(402)	$15,027

	Six Months Ended October 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$94,638	$37,594	$48,904	$41,881	$223,017
Gross margin	44,674	12,211	5,404	8,889	71,178

Income (loss) from operations	15,335	(416)	(13,381)	(10,312)	(8,774)
Acquisition-related expenses	721	414	1,492	1,475	4,102
Amortization of acquired intangible assets and other purchase accounting adjustments	1,414	-	11,549	6,483	19,446
Adjusted income (loss) from operations	$17,470	$(2)	$(340)	$(2,354)	$14,774

	Six Months Ended October 31, 2020
	Small UAS	TMS	MUAS	All other	Total
Revenue	$114,467	$28,495	$-	$37,153	$180,115
Gross margin	57,178	7,863	-	11,221	76,262

Income (loss) from operations	30,583	(5,140)	-	752	26,195
Acquisition-related expenses	171	94	58	91	414
Amortization of acquired intangible assets and other purchase accounting adjustments	1,376	-	-	-	1,376
Adjusted income (loss) from operations	$32,130	$(5,046)	$58	$843	$27,985

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	October 30, 2021
	Small UAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$97,657	$85,105	$390,126	$101,147	$251,272	$925,307

	April 30, 2021
	Small UAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$113,072	$71,707	$402,037	$39,581	$302,169	$928,566

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our small UAS, MUAS and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and six months ended October 30, 2021 and October 31, 2020, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended October 30, 2021 and October 31, 2020, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 30,	October 31,
	2021	2020

Gross favorable adjustments	$289	$1,140
Gross unfavorable adjustments	(1,137)	(891)
Net (unfavorable) favorable adjustments	$(848)	$249

For the three months ended October 30, 2021, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on six contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 18 contracts, which individually were not material.

For the three months ended October 31, 2020, favorable cumulative catch-up adjustments of $1.1 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.9 million were primarily related to higher than expected costs on 30 contracts, which individually were not material.

For the six months ended October 30, 2021 and October 31, 2020, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Six Months Ended
	October 30,	October 31,
	2021	2020

Gross favorable adjustments	$872	$1,505
Gross unfavorable adjustments	(1,851)	(1,015)
Net (unfavorable) favorable adjustments	$(979)	$490

For the six months ended October 30, 2021, favorable cumulative catch-up adjustments of $0.9 million were primarily due to final cost adjustments on 18 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.9 million were primarily related to higher than expected costs on 17 contracts, which individually were not material.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended October 30, 2021 Compared to Three Months Ended October 31, 2020

	Three Months Ended
	October 30,	October 31,
	2021	2020

Revenue	$122,008	$92,665
Cost of sales	79,553	51,814
Gross margin	42,455	40,851
Selling, general and administrative	24,819	14,977
Research and development	14,297	11,976
Income from operations	3,339	13,898
Other (loss) income:
Interest (expense) income, net	(1,379)	115
Other (expense) income, net	(10,048)	72
Income before income taxes	(8,088)	14,085
(Benefit from) provision for income taxes	(9,511)	2,491
Equity method investment loss, net of tax	1,133	(9,522)
Net income	$2,556	$2,072

We operate the business as three reportable segments, Small Unmanned Aircraft Systems (“Small UAS”), Tactical Missile Systems (“TMS”) and Medium Unmanned Aircraft Systems (“MUAS”). The Small UAS segment consists of our existing small UAS product lines. The TMS segment consists of our existing tactical missile systems product lines. The MUAS segment consists of our recently acquired Arcturus business. All other includes HAPS, MacCready Works, which includes the recently acquired ISG and Telerob businesses. The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Three Months Ended October 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$54,714	$18,418	$26,525	$22,351	$122,008
Gross margin	27,754	6,222	2,223	6,256	42,455

Income (loss) from operations	13,377	47	(7,000)	(3,085)	3,339
Acquisition-related expenses	297	163	108	280	848
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	6,358	3,257	10,322
Adjusted income (loss) from operations	$14,381	$210	$(534)	$452	$14,509

	Three Months Ended October 31, 2020
	Small UAS	TMS	MUAS	All other	Total
Revenue	$58,265	$18,961	$-	$15,439	$92,665
Gross margin	29,695	5,943	-	5,213	40,851

Income (loss) from operations	15,386	(995)	-	(493)	13,898
Acquisition-related expenses	171	94	58	91	414
Amortization of acquired intangible assets and other purchase accounting adjustments	715	-	-	-	715
Adjusted income (loss) from operations	$16,272	$(901)	$58	$(402)	$15,027

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Six Months Ended
	October 30,	October 31,	October 30,	October 31,
	2021	2020	2021	2020
Cost of sales:
Product sales	$2,320	$677	$3,987	$1,300
Contract services	3,141	—	5,503	—
Selling, general and administrative	4,861	38	9,956	76
Total	$10,322	$715	$19,446	$1,376

Revenue. Revenue for the three months ended October 30, 2021 was $122.0 million, as compared to $92.7 million for the three months ended October 31, 2020, representing an increase of $29.3 million, or 32%. The increase in revenue was due to an increase in service revenue of $23.9 million and an increase in product revenue of $5.5 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, partially offset by a decrease in TMS service revenue. The increase in product revenue was primarily due to an increases in UGV and MUAS product revenue, resulting from our acquisitions of Telerob and Arcturus, respectively, partially offset by a decrease in small UAS product revenue.

Cost of Sales. Cost of sales for the three months ended October 30, 2021 was $79.6 million, as compared to $51.8 million for the three months ended October 31, 2020, representing an increase of $27.7 million, or 54%. The increase in cost of sales was a result of an increase in service cost of sales of $23.0 million and an increase in product costs of sales of $4.7 million. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus and ISG, and an increase in intangible amortization expense and other purchase accounting adjustments. The increase in product costs of sales was primarily due to an increase in intangible amortization expense and other purchase accounting adjustments, an increase in product revenue and an unfavorable product mix. Cost of sales for the three months ended October 30, 2021 included $5.5 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $0.7 million for the three months ended October 31, 2020. As a percentage of revenue, cost of sales increased from 56% to 65%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix.

Gross Margin. Gross margin for the three months ended October 30, 2021 was $42.5 million, as compared to $40.9 million for the three months ended October 31, 2020, representing an increase of $1.6 million, or 4%. The increase in gross margin was due to an increase in service margin of $0.9 million and an increase in product margin of $0.7 million. The increase in product margin was primarily due to the increase in product sales, partially offset by an increase in intangible amortization expense and other purchase accounting adjustments and an unfavorable product mix. The increase in service margin was primarily due to an increase in service revenue, partially offset by an increase in intangible amortization expense and other purchase accounting adjustments. As a percentage of revenue, gross margin decreased from 44% to 35%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix. With the acquisitions of Arcturus and ISG we expect that we will continue to experience a higher proportion of service revenue, which generally have lower gross margins than our product sales, in future quarters as compared to our historical trends in future quarters.

Selling, General and Administrative. SG&A expense for the three months ended October 30, 2021 was $24.8 million, or 20% of revenue, as compared to SG&A expense of $15.0 million, or 16% of revenue, for the three months ended October 31, 2020. The increase in SG&A expense was primarily due to an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions and an increase in intangible amortization and acquisition related expenses, partially offset by a decrease in bonus and equity based compensation expense. SG&A included $5.7 million and $0.4 million of acquisition-related expenses and intangible amortization expenses for the three months ended October 30, 2021 and October 31, 2020, respectively.

Research and Development. R&D expense for the three months ended October 30, 2021 was $14.3 million, or 12% of revenue, as compared to R&D expense of $12.0 million, or 13% of revenue, for the three months ended October 31, 2020. R&D expense increased by $2.3 million, or 19%, for the three months ended October 30, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest (Expense) Income, net. Interest expense, net for the three months ended October 30, 2021 was $1.4 million compared to interest income, net of $0.1 million for the three months ended October 31, 2020. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other (Expense) Income, net. Other expense, net, for the three months ended October 30, 2021 was $10.0 million compared to other income, net of $0.1 million for the three months ended October 31, 2020. The increase was due to an additional legal accrual of $10.0 million for the expected settlement of all claims made by the buyers of our former EES business.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was 117.6% for the three months ended October 30, 2021, as compared to 17.7% for the three months ended October 31, 2020. The increase in the effective income tax rate was primarily due to a change in estimate during the current quarter to reduce projected annual income (loss) before income taxes, combined with the year over year decrease in projected annual income (loss) before income taxes.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the three months ended October 30, 2021 was $1.1 million compared to equity method investment loss, net of tax of $9.5 million for the three months ended October 31, 2020. The increase was primarily due to a loss of $8.4 million for our proportion of HAPSMobile impairment of its investment in Loon LLC during the three months ended October 31, 2020. The equity method investment income during the current quarter was due to an increase in our limited partnership investment.

Six Months Ended October 30, 2021 Compared to Six Months Ended October 31, 2020

	Six Months Ended
	October 30,	October 31,
	2021	2020

Revenue	$223,017	$180,115
Cost of sales	151,839	103,853
Gross margin	71,178	76,262
Selling, general and administrative	51,947	26,988
Research and development	28,005	23,079
(Loss) income from operations	(8,774)	26,195
Other (loss) income:
Interest (expense) income, net	(2,654)	323
Other (expense) income, net	(10,394)	105
(Loss) income before income taxes	(21,822)	26,623
(Benefit from) provision for income taxes	(10,468)	3,698
Equity method investment loss, net of tax	(8)	(10,810)
Net (loss) income	$(11,362)	$12,115

The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Six Months Ended October 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$94,638	$37,594	$48,904	$41,881	$223,017
Gross margin	44,674	12,211	5,404	8,889	71,178

Income (loss) from operations	15,335	(416)	(13,381)	(10,312)	(8,774)
Acquisition-related expenses	721	414	1,492	1,475	4,102
Amortization of acquired intangible assets and other purchase accounting adjustments	1,414	-	11,549	6,483	19,446
Adjusted income (loss) from operations	$17,470	$(2)	$(340)	$(2,354)	$14,774

	Six Months Ended October 31, 2020
	Small UAS	TMS	MUAS	All other	Total
Revenue	$114,467	$28,495	$-	$37,153	$180,115
Gross margin	57,178	7,863	-	11,221	76,262

Income (loss) from operations	30,583	(5,140)	-	752	26,195
Acquisition-related expenses	171	94	58	91	414
Amortization of acquired intangible assets and other purchase accounting adjustments	1,376	-	-	-	1,376
Adjusted income (loss) from operations	$32,130	$(5,046)	$58	$843	$27,985

Revenue. Revenue for the six months ended October 30, 2021 was $223.0 million, as compared to $180.1 million for the six months ended October 31, 2020, representing an increase of $42.9 million, or 24%. The increase in revenue was due to an increase in service revenue of $42.7 million and an increase in product revenue of $0.2 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, and small UAS service revenue, partially offset by a decrease in HAPS service revenue. The increase in product revenue was primarily due to an increase in TMS revenue, an increase in UGV and MUAS product revenue, resulting from our acquisitions of Telerob and Arcturus, respectively, partially offset by a decrease in small UAS product revenue.

Cost of Sales. Cost of sales for the six months ended October 30, 2021 was $151.8 million, as compared to $103.9 million for the six months ended October 31, 2020, representing an increase of $48.0 million, or 46%. The increase in cost of sales was a result of an increase in service cost of sales of $42.8 million and an increase in product costs of sales of $5.2 million. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus and ISG, and an increase in intangible amortization expense and other purchase accounting adjustments. The increase in product costs of sales was primarily due to an increase in intangible amortization expense and other purchase accounting adjustments and an unfavorable product mix. Cost of sales for the six months ended October 30, 2021 included $9.5 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $1.3 million for the six months ended October 31, 2020. As a percentage of revenue, cost of sales increased from 58% to 68%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix.

Gross Margin. Gross margin for the six months ended October 30, 2021 was $71.2 million, as compared to $76.3 million for the six months ended October 31, 2020, representing a decrease of $5.1 million, or 7%. The decrease in gross margin was due to a decrease in product margin of $5.0 million and a decrease in service margin of $0.1 million. The decrease in product margin was primarily due to an increase in intangible amortization expense and other purchase accounting adjustments and an unfavorable product mix. The decrease in service margin was primarily due to an increase in intangible amortization expense and other purchase accounting adjustments, partially offset by the increase in service revenue. As a percentage of revenue, gross margin decreased from 42% to 32%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix. With the acquisitions of Arcturus and ISG we expect that we will continue to experience a higher proportion of service revenue, which generally have lower gross margins than our product sales, in future quarters as compared to our historical trends.

Selling, General and Administrative. SG&A expense for the six months ended October 30, 2021 was $51.9 million, or 23% of revenue, as compared to SG&A expense of $27.0 million, or 15% of revenue, for the six months ended October 31, 2020. The increase in SG&A expense was primarily due to an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions and an increase in intangible amortization and acquisition related expenses. SG&A included $14.0 million and $0.5 million of acquisition-related expenses and intangible amortization expenses for the six months ended October 30, 2021 and October 31, 2020, respectively.

Research and Development. R&D expense for the six months ended October 30, 2021 was $28.0 million, or 13% of revenue, as compared to R&D expense of $23.1 million, or 13% of revenue, for the six months ended October 31, 2020. R&D expense increased by $4.9 million, or 21%, for the six months ended October 30, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest (Expense) Income, net. Interest expense, net for the six months ended October 30, 2021 was $2.7 million compared to interest income, net of $0.3 million for the six months ended October 31, 2020. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other (Expense) Income, net. Other expense, net, for the six months ended October 30, 2021 was $10.4 million compared to other income, net of $0.1 million for the six months ended October 31, 2020. The increase was due to an additional legal accrual of $10.0 million for the expected settlement of all claims made by the buyers of our former EES business.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was 48.0% for the six months ended October 30, 2021, as compared to a provision for 13.9% for the six months ended October 31, 2020. The increase in the effective income tax rate was primarily due to lower projected annual income (loss) before income taxes in the current fiscal year as compared to the prior fiscal year.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the six months ended October 30, 2021 was $8 thousand compared to $10.8 million for the six months ended October 31, 2020. The decrease was primarily due to a loss of $8.4 million for our proportion of HAPSMobile impairment of its investment in Loon LLC during the three months ended October 31, 2020. During the six months ended October 30, 2021 equity method losses from HAPSMobile were largely offset by equity method income from our limited partnership investment.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 30, 2021, our funded backlog was approximately $252.0 million.

In addition to our funded backlog, we also had unfunded backlog of $155.1 million as of October 30, 2021. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the Flight Control Systems (“FCS”) domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into a Credit Agreement for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit, and (ii) a five-year amortized $200 million term A loan (together the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 10—Debt to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million available for issuing letters of credit of which €1.6 million ($1.8 million) was outstanding as of October 30, 2021.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. Based upon our revised projections, there is a substantial risk that we may be required to make a prepayment to reduce the outstanding balance of our Term Loan Facility or to obtain an amendment to the Credit Agreement to remain in compliance with all of the financial covenants in the Credit Agreement during the fiscal quarter ending January 29, 2022. We currently estimate the range of the potentially required prepayment to be $50 million to $60 million. We are in discussions with the lenders regarding obtaining an amendment to the Credit Agreement to allow us to remain in compliance with the financial covenants; however, if we are not able to obtain such an amendment to the Credit Agreement, we have both the ability and intent to make any required prepayment. We expect to be in compliance with all financial covenants under the terms of our Credit Agreement, including any amendment to such agreement, during the quarter ending April 30, 2022 regardless of whether a required prepayment is made or loan amendment is obtained.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities, including those provided by our recent acquisitions of Arcturus UAV, ISG and Telerob. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the recent acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures and/or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In consideration of the impact of the COVID-19 pandemic, we continue to hold a significant portion of our investments in cash and cash equivalents and municipal securities.

In December 2021, we agreed in principle subject to formal written documentation with Webasto to settle all existing claims related to the sale of our former EES business for $20 million and allowing Webasto to keep the holdback amount. Under the terms of the expected settlement agreement, payment of the settlement amount will occur over a 24 month period after the execution of the settlement agreement.

Although not material in value alone or in aggregate, we made certain commitments outside of the ordinary course of business. We made commitments for capital contributions to a limited partnership fund. Under the terms of the limited partnership agreement, we have committed to make capital contributions totaling $10.0 million to the fund of which $0.6 million was remaining at October 30, 2021. We also made commitments to lend HAPSMobile funds to continue the development of Solar HAPS. The Company committed to and lent 500 million yen ($4.6 million) as of October 30, 2021. As of October 30, 2021, there are no further lending commitments to HAPSMobile. Under the terms of the agreement the loans are guaranteed and will be repaid when financing is obtained, or by Softbank. We currently anticipate repayment of all amounts loaned to HAPS within the fiscal year ended April 30, 2022.

Cash Flows

The following table provides our cash flow data for the six months ended October 30, 2021 and October 31, 2020 (in thousands):

	Six Months Ended
	October 30,	October 31,
	2021	2020

	(Unaudited)
Net cash (used in) provided by operating activities	$(3,344)	$58,593
Net cash used in investing activities	$(34,787)	$(31,944)
Net cash used in financing activities	$(12,064)	$(1,692)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the six months ended October 30, 2021 increased by $61.9 million to $3.3 million, as compared to net cash provided by operating activities of $58.6 million for the six months ended October 31, 2020. The increase in net cash used in operating activities was primarily due to a decrease in net income of $23.5 million and a decrease in cash as a result of changes in operating assets and liabilities of $55.2 million, largely related to accounts receivable and unbilled retentions and receivables due to year over year timing differences and income taxes receivable, partially offset by an increase in depreciation and amortization of $24.3 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $2.8 million to $34.8 million for the six months ended October 30, 2021, as compared to net cash used by investing activities of $31.9 million for the six months ended October 31, 2020. The increase in net cash used in investing activities was primarily due an increase in cash used for the acquisition of Telerob of $46.2 million and a decrease in redemptions of available-for-sale investments of $61.7 million, partially offset by a decrease in purchases of available-for-sale investments of $116.9 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $10.4 million to $12.1 million for the six months ended October 30, 2021, as compared to net cash used by financing activities of $1.7 million for the six months ended October 31, 2020. The increase in net cash used by financing activities was primarily due to an increase in holdback and retention payments related to a prior business acquisition of $6.0 million and an increase in payments of loan principal of $5.0 million.

Contractual Obligations

During the three and six months ended October 30, 2021, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Off-Balance Sheet Arrangements

As of October 30, 2021, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been, and we do not expect them to be, materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended October 30, 2021.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $195.0 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

On February 19, 2021 and May 3, 2021, we acquired Arcturus and Telerob, respectively, and, as a result, we have begun integrating certain processes, systems and controls relating to Arcturus and Telerob into our existing system of internal control over financial reporting in accordance with our integration plans. We do not believe these represent a material change. There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

In order to avoid the future cost, expense, and distraction of continued litigation, we engaged in settlement negotiations with Webasto and on December 2, 2021 reached an agreement in principle subject to formal documentation with Webasto to settle all claims in the lawsuit for $20 million and allowing Webasto to keep the holdback amount. We are currently negotiating a mutually agreeable written settlement agreement, under which we will not admit to any fault or wrongdoing, to settle all claims officially. We hope to execute the settlement agreement during our third quarter of fiscal year 2022. Should we not be able to negotiate and sign a mutually acceptable settlement agreement with Webasto, we will continue with discovery in the case and defend ourselves vigorously.

As of the date of this filing, trial is set for July 11, 2022. We expect nationwide court closures and restrictions resulting from the global COVID-19 pandemic to continue easing, but we expect the possibility of another trial continuance to account for pandemic-related delays (especially related to Europe where many relevant witnesses reside) and therefore trial could be pushed into 2023 should the parties not be successful in negotiating a mutually agreement written settlement agreement.

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. We must file our answer to the complaint the litigation on or before December 16, 2021.

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

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. In the quarter ended October 30, 2021, we experienced delays in receiving of certain electronic components for our product lines resulting from the global shortage and began experiencing delays in receiving other components for our products, which caused delays in production and development programs and negatively affected our revenue and results for the period and could negatively impact our revenue and results in future periods. We expect shortages in certain critical components to continue through at least the remainder of our fiscal year 2022. Should such shortages of components continue or additional shortages occur and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may be impaired in our ability to execute development programs on schedule or deliver products on a timely or cost-effective basis to our customers. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, are required to redesign our products and to complete additional quality control procedures. We have experienced increased costs for components, as well as increased shipping, warehousing and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all.

In particular, governmental measures responsive to the global COVID-19 pandemic have disrupted manufacturing and some supply chains, including our supply chain, which has had, and is expected to continue to have, a significant impact, both direct and indirect, on businesses and commerce worldwide, including our business and operations. We have experienced delays in obtaining certain key components and while we have sought to keep stock of all our raw materials and other product components with long lead times to assist in the event that our supply chain is disrupted, the prolonged outbreak of COVID-19 and the related global supply chain shortages have depleted our on-hand stock of certain components and continues to deplete our reserves of other components, which if the COVID-19 outbreak continues and results in an additional commercial and/or governmental restrictions, may continue to impact our ability to obtain certain raw materials and certain components used in the manufacture of our products and in our development programs.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales, including our small and medium UAS and TMS sales, from the U.S. government and its agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts. As a result, our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions under the new U.S. administration. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the new U.S. administration, such as changes in prior military commitments, including the withdrawal from Afghanistan, or an impasse on policy issues, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.

With the inception of the global war on terror, operational activity in the US-CENTCOM combatant command area of operations led to broad deployment and increased demand for UAS and TMS products, training and spares. Over the course of the prior six years, the tempo of Department of Defense counterinsurgency operations receded, reducing demand for certain of our small UAS and TMS products, training and spares from prior levels. We cannot predict whether the reduction in overseas operational levels will continue, how future procurement priorities related to defense transformation will be impacted or how changes in the threat environment will impact opportunities and competition for our UAS and TMS products and our ISR services, in terms of existing, additional or replacement programs. If defense transformation or overseas operations slow down further or cease in key operational areas, then our business, financial condition and results of operations could be impacted negatively.

In the past 18 months, the operations tempo in the U.S. Department of Defense both of training and deployments, both domestically and overseas, has reduced as a result of the COVID-19 pandemic. This has negatively affected demand for spares, repairs, and replacement product ordinarily required for the operation and maintenance of our UAS products. We cannot predict whether this reduction in demand will continue and to the extent it may cause an adverse impact on our results of operations.

We face various risks related to the COVID-19 novel coronavirus pandemic and similar public health crises which may adversely impact our business.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States and, more specifically, Southern California, where our primary operations are located. The coronavirus pandemic is evolving, and to date has led to the implementation of various responses and evolving public health safety measures. Although our operations have mostly continued uninterrupted during the COVID-19 outbreak, adoption of work from home protocols, social distancing measures in the workplace, international travel restrictions, vaccine mandates and other responsive actions have required certain changes to our operations. In particular, additional surges in infection rates and resulting travel disruptions, quarantine requirements or other similar logistics restrictions, may further reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations. Further, the applicability of a vaccine requirement to our workforce has been met with varying levels of support and resistance, creating tensions in an already competitive labor market.

Global health concerns, such as the coronavirus pandemic, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. It is not currently possible to ascertain the overall impact of the COVID-19 outbreak, if any, on our business. The extent to which COVID-19 impacts on our business, financial condition and results of operations and those of our third party partners will depend on future developments as to the geographic presence of COVID-19, new and potentially more contagious variants of the SARS-CoV-2 virus, rates of vaccination, government and healthcare responses to such spread including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, which remain highly uncertain.

We cannot presently predict the scope and severity of existing and other potential business disruptions, but if we or any of the third parties with whom we engage, including suppliers and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including a slowdown in the effectiveness of our workforce due to illness or otherwise, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The COVID-19 outbreak has caused delays in the timing of our customers’ awarding of contracts to us, which has begun to have some negative impact on our business for fiscal year 2022; there can be no assurances that any further delays would not have a material adverse impact on our business and results of operations in the future.

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

Based on current projections, there is a substantial risk that we may be in violation of the financial covenants under our credit agreement which could have a material adverse effect on our business and results of operations.

Based upon our current projections, there is a substantial risk that we may be in violation of the financial covenants of our credit agreement during the fiscal quarter ending January 29, 2022 if we do not make a prepayment to reduce the outstanding balance of our outstanding loan or obtain an amendment to the credit agreement to remain in compliance with the covenants. While we are in discussions with the lender regarding obtaining an amendment, there can be no assurance that we will be successful in negotiating a mutually acceptable amendment to the credit agreement. If we are required to make a prepayment in order to stay in compliance with the credit agreement, our business and operations could be negatively affected. If we are unable to make a prepayment or enter into an amendment to the credit agreement to remain in compliance with the covenants, an event of default may occur under the credit agreement, upon the occurrence of which, the lenders may cease making future loans under the agreement and may declare all amounts owing under the credit agreement to be immediately due and payable which would adversely affect our business and results of operations.

We must recruit and retain highly-skilled employees to succeed in our competitive business.

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Moreover, some of our U.S. government contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, the customer may terminate the contract. We have experienced shortages of skilled employees that has negatively affected our progress on development programs and our results of operations. We cannot predict the extent to which these shortages will continue or the extent to which they could negatively impact our development programs and results of operations in future periods.

A recent executive order issued by President Biden generally requires that employees of U.S. government contractors receive COVID-19 vaccinations, unless an employee requests and receives a medical or religious accommodation. While the loss of certain employees due to this vaccine mandate has not had a significant impact on our operations to date, our ability to recruit skilled employees in the future may be negatively impacted by the vaccine mandate.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the six months ended October 30, 2021. As of October 30, 2021, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc.
10.1*(3)	AeroVironment, Inc. 2021 Equity Incentive Plan
10.2*(3)	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.3*(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Severance Plan Participants)
10.4*(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Severance Plan Participants)
10.5*(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Employee Directors)
10.6*(3)	Form of Performance Restricted Stock Award Grant Notice and Performance Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.1*(3)	AeroVironment, Inc. 2021 Equity Incentive Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.3 to the Company’s Annual Report on Form 10-K filed July 1, 2015 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-260227)

*     Indicates management contract or compensatory plan.

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

Date: December 7, 2021		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)