Form 10-Q
period 2022-01-29
AeroVironment Inc
filed 2022-03-04
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 29, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 25, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,914,333.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Consolidated Balance Sheets as of January 29, 2022 (Unaudited) and April 30, 2021	3
	Consolidated Statements of Operations for the three and nine months ended January 29, 2022 (Unaudited) and January 30, 2021 (Unaudited)	4
	Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 29, 2022 (Unaudited) and January 30, 2021 (Unaudited)	5
	Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 29, 2022 (Unaudited) and January 30, 2021 (Unaudited)	7
	Consolidated Statements of Cash Flows for the nine months ended January 29, 2022 (Unaudited) and January 30, 2021 (Unaudited)	8
	Notes to Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	37
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	53
Item 3.	Defaults Upon Senior Securities	54
Item 4.	Mine Safety Disclosures	54
Item 5.	Other Information	54
Item 6.	Exhibits	55
Signatures		56

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Consolidated Balance Sheets

(In thousands except share and per share data)

	January 29,	April 30,
	2022	2021
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$82,528	$148,741
Short-term investments	3,969	31,971
Accounts receivable, net of allowance for doubtful accounts of $577 at January 29, 2022 and $595 at April 30, 2021	41,739	62,647
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $5,944 at January 29, 2022 and $544 at April 30, 2021)	97,993	71,632
Inventories	89,616	71,646
Income taxes receivable	26,578	—
Prepaid expenses and other current assets	12,099	15,001
Total current assets	354,522	401,638
Long-term investments	12,388	12,156
Property and equipment, net	65,377	58,896
Operating lease right-of-use assets	24,848	22,902
Deferred income taxes	3,258	2,061
Intangibles, net	103,825	106,268
Goodwill	335,164	314,205
Other assets	5,881	10,440
Total assets	$905,263	$928,566
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$15,118	$24,841
Wages and related accruals	21,207	28,068
Customer advances	6,864	7,183
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	6,150	6,154
Income taxes payable	247	861
Other current liabilities	27,897	19,078
Total current liabilities	87,483	96,185
Long-term debt, net of current portion	180,398	187,512
Non-current operating lease liabilities	20,678	19,103
Other non-current liabilities	5,273	10,141
Liability for uncertain tax positions	3,518	3,518
Deferred income taxes	5,198	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 29, 2022 and April 30, 2021	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,915,105 shares at January 29, 2022 and 24,777,295 shares at April 30, 2021	2	2
Additional paid-in capital	265,885	260,327
Accumulated other comprehensive (loss) income	(3,434)	343
Retained earnings	339,975	351,421
Total AeroVironment, Inc. stockholders’ equity	602,428	612,093
Noncontrolling interest	287	14
Total equity	602,715	612,107
Total liabilities and stockholders’ equity	$905,263	$928,566

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Revenue:
Product sales	$42,599	$58,348	$166,713	$182,233
Contract services (inclusive of related party revenue of $9,543 and $7,480 for the three months ended January 29, 2022 and January 30, 2021, respectively; and $30,237 and $35,318 for the nine months ended January 29, 2022 and January 30, 2021, respectively)	47,494	20,434	146,397	76,664
	90,093	78,782	313,110	258,897
Cost of sales:
Product sales	29,294	35,746	100,821	102,039
Contract services	39,363	14,395	119,675	51,955
	68,657	50,141	220,496	153,994
Gross margin:
Product sales	13,305	22,602	65,892	80,194
Contract services	8,131	6,039	26,722	24,709
	21,436	28,641	92,614	104,903
Selling, general and administrative	22,549	15,652	74,496	42,640
Research and development	13,013	13,631	41,018	36,710
(Loss) income from operations	(14,126)	(642)	(22,900)	25,553
Other (loss) income:
Interest (expense) income, net	(1,510)	94	(4,164)	417
Other income (expense), net	34	(37)	(10,360)	68
(Loss) income before income taxes	(15,602)	(585)	(37,424)	26,038
(Benefit from) provision for income taxes	(15,396)	(924)	(25,864)	2,774
Equity method investment income (loss), net of tax	171	(81)	163	(10,891)
Net (loss) income	(35)	258	(11,397)	12,373
Net loss (income) attributable to noncontrolling interest	45	(47)	(49)	12
Net income (loss) attributable to AeroVironment, Inc.	$10	$211	$(11,446)	$12,385
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$—	$0.01	$(0.46)	$0.52
Diluted	$—	$0.01	$(0.46)	$0.51
Weighted-average shares outstanding:
Basic	24,710,991	23,942,782	24,657,846	23,924,017
Diluted	24,879,643	24,260,874	24,657,846	24,216,371

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Net (loss) income	$(35)	$258	$(11,397)	$12,373
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale investments, net of deferred tax benefit of $1 and $2 for the three months ended January 29, 2022 and January 30, 2021, respectively; and $1 and $2 for the nine months ended January 29, 2022 and January 30, 2021, respectively	(3)	5	(6)	(56)
Change in foreign currency translation adjustments	(1,754)	—	(3,771)	75
Total comprehensive (loss) income	(1,792)	263	(15,174)	12,392
Net loss (income) attributable to noncontrolling interest	45	(47)	(49)	12
Comprehensive (loss) income attributable to AeroVironment, Inc.	$(1,747)	$216	$(15,223)	$12,404

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the nine months ended January 29, 2022 and January 30, 2021 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107
Net (loss) income	—	—	—	(11,446)	—	(11,446)	49	(11,397)
Unrealized loss on investments	—	—	—	—	(6)	(6)	—	(6)
Foreign currency translation	—	—	—	—	(3,771)	(3,771)	—	(3,771)
Stock options exercised	114,362	—	2,777	—	—	2,777	—	2,777
Restricted stock awards	55,592	—	—	—	—	—	—	—
Restricted stock awards forfeited	(20,203)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,941)	—	(1,176)	—	—	(1,176)	—	(1,176)
Change in non-controlling interest	—	—	—	—	—	—	224	224
Stock based compensation	—	—	3,957	—	—	3,957	—	3,957
Balance at January 29, 2022	24,915,105	$2	$265,885	$339,975	$(3,434)	$602,428	$287	$602,715

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	$2	$181,481	$328,090	$328	$509,901	$—	$509,901
Net income (loss)	—	—	—	12,385	—	12,385	(12)	12,373
Unrealized loss on investments	—	—	—	—	(56)	(56)	—	(56)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	3,500	—	86	—	—	86	—	86
Restricted stock awards	62,675	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,833)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(25,290)	—	(1,955)	—	—	(1,955)	—	(1,955)
Stock based compensation	—	—	4,754	—	—	4,754	—	4,754
Balance at January 30, 2021	24,102,691	$2	$184,366	$340,475	$347	$525,190	$(12)	$525,178

AeroVironment, Inc.

Consolidated Statements of Stockholders’ Equity

For the three months ended January 29, 2022 and January 30, 2021 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at October 30, 2021	24,805,829	$2	$261,612	$339,965	$(1,677)	$599,902	$332	$600,234
Net income (loss)	—	—	—	10	—	10	(45)	(35)
Unrealized loss on investments	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	(1,754)	(1,754)	—	(1,754)
Stock options exercised	110,362	—	2,657	—	—	2,657	—	2,657
Restricted stock awards	3,366	—	—	—	—	—	—	—
Restricted stock awards forfeited	(4,452)	—	—	—	—	—	—	—
Stock based compensation	—	—	1,616	—	—	1,616	—	1,616
Balance at January 29, 2022	24,915,105	$2	$265,885	$339,975	$(3,434)	$602,428	$287	$602,715

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at October 31, 2020	24,103,980	2	183,298	340,264	342	523,906	(59)	523,847
Net income	—	—	—	211	—	211	47	258
Unrealized gain on investments	—	—	—	—	5	5	—	5
Restricted stock awards	2,083	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,318)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(2,054)	—	(177)	—	—	(177)	—	(177)
Stock based compensation	—	—	1,245	—	—	1,245	—	1,245
Balance at January 30, 2021	24,102,691	$2	$184,366	$340,475	$347	$525,190	$(12)	$525,178

See accompanying notes to consolidated financial statements (unaudited).

AeroVironment, Inc.

Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 29,	January 30,
	2022	2021
Operating activities
Net (loss) income	$(11,397)	$12,373
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	47,437	8,650
(Income) loss from equity method investments, net	(799)	10,891
Amortization of debt issuance costs	386	—
Realized gain from sale of available-for-sale investments	—	(11)
Provision for doubtful accounts	(20)	(145)
Other non-cash expense (income)	440	(473)
Non-cash lease expense	5,033	3,592
Loss on foreign currency transactions	34	1
Deferred income taxes	(1,195)	(897)
Stock-based compensation	3,957	4,754
Loss on disposal of property and equipment	5,063	2
Amortization of debt securities	117	143
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	21,901	47,184
Unbilled receivables and retentions	(25,597)	14,753
Inventories	(21,590)	(7,569)
Income taxes receivable	(26,208)	—
Prepaid expenses and other assets	1,789	(1,622)
Accounts payable	(10,720)	(3,346)
Other liabilities	(11,807)	(9,318)
Net cash (used in) provided by operating activities	(23,176)	78,962
Investing activities
Acquisition of property and equipment	(17,064)	(8,472)
Equity method investments	(6,884)	(2,150)
Business acquisitions, net of cash acquired	(46,150)	—
Redemptions of available-for-sale investments	35,851	130,066
Purchases of available-for-sale investments	(2,987)	(125,644)
Other	225	—
Net cash used in investing activities	(37,009)	(6,200)
Financing activities
Principal payments of loan	(7,500)	—
Holdback and retention payments for business acquisition	(5,991)	(1,492)
Tax withholding payment related to net settlement of equity awards	(1,176)	(1,955)
Exercise of stock options	2,776	86
Other	(23)	—
Net cash used in financing activities	(11,914)	(3,361)
Effects of currency translation on cash and cash equivalents	(613)	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(72,712)	69,401
Cash, cash equivalents and restricted cash at beginning of period	157,063	255,142
Cash, cash equivalents and restricted cash at end of period	$84,351	$324,543
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,923	$2,364
Interest	$3,465	$—
Non-cash activities
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $1 and $2 for the nine months ended January 29, 2022 and January 30, 2021, respectively	$6	$56
Change in foreign currency translation adjustments	$(3,771)	$75
Issuances of inventory to property and equipment, ISR in-service assets	$16,680	$—
Acquisitions of property and equipment included in accounts payable	$626	$746

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

Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 29, 2022 are not necessarily indicative of the results for the full year ending April 30, 2022. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2021, included in the Company’s Annual Report on Form 10-K.

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

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement (the “Purchase Agreement”) with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of Altoy to Toygun. As a result of the sale, the Company decreased its interest in Altoy from 85% to 50%. The Company is considered to still have control of Altoy and therefore consolidates Altoy into the consolidated financial statements of the Company as of January 29, 2022. Under the terms of the Purchase Agreement, the Company is expected to sell additional shares to Toygun during the fiscal year ending April 30, 2023 at which point the Company is expected to no longer control, and therefore, expected to no longer consolidate Altoy in the Company’s consolidated financial statements. At that time, the Company is expected to account for its investment in Altoy as an equity method investment and record its proportion of any gains or losses of Altoy in equity method investments, net of tax.

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

Performance obligations satisfied over time accounted for 66% and 58% of revenue during the three and nine months ended January 29, 2022, respectively. Performance obligations satisfied over time accounted for 39% of revenue during the three and nine months ended January 30, 2021. Performance obligations satisfied at a point in time accounted for 34% and 42% of revenue during the three and nine months ended January 29, 2022, respectively. Performance obligations satisfied at a point in time accounted for 61% of revenue during the three and nine months ended January 30, 2021.

On January 29, 2022, the Company had approximately $226,318,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 48% of the remaining performance obligations as revenue in fiscal 2022 and the remaining 52% in fiscal 2023.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or nine month periods ended January 29, 2022 and January 30, 2021. No adjustment on any one contract was material to the Company’s unaudited consolidated financial statements for the three or nine month periods ended January 29, 2022 and the three or nine month periods ended January 30, 2021.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
Revenue by major product line/program	2022	2021	2022	2021
Small UAS	$24,366	$50,536	$119,004	$165,003
TMS	18,603	19,598	56,197	48,093
MUAS	21,168	—	70,072	—
Other	25,956	8,648	67,837	45,801
Total revenue	$90,093	$78,782	$313,110	$258,897

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
Revenue by contract type	2022	2021	2022	2021
FFP	$66,639	$61,230	$245,798	$190,530
CPFF	21,788	17,530	62,499	68,329
T&M	1,666	22	4,813	38
Total revenue	$90,093	$78,782	$313,110	$258,897

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

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
Revenue by customer category	2022	2021	2022	2021
U.S. government	$60,956	$60,633	$204,107	$170,023
Non-U.S. government	29,137	18,149	109,003	88,874
Total revenue	$90,093	$78,782	$313,110	$258,897

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
Revenue by geographic location	2022	2021	2022	2021
Domestic	$56,480	$51,062	$193,531	$150,890
International	33,613	27,720	119,579	108,007
Total revenue	$90,093	$78,782	$313,110	$258,897

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the nine month period ended January 29, 2022 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 29, 2022 that was included in contract liability balances at the beginning of April 30, 2021 was $1,521,000 and $2,409,000, and revenue recognized for the three and nine month periods ended January 30, 2021 that was included in contract liability balances at the beginning of April 30, 2020 was $0 and $5,423,000.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of January 29, 2022, the Company’s CODM, collectively the Chief Executive Officer and Chief Operations Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 20—Segments for further details.

Subsequent to January 29, 2022, the Company's Chief Executive Officer functions as the CODM, concurrent with the stepping down of the Chief Operations Officer. The Company does not expect any changes to its reportable segments.

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Arcturus Purchase Agreement, the Company maintains escrow accounts to address final purchase price adjustments post-Arcturus Closing, if any and to address Arcturus UAV’s and/or the Sellers’ indemnification obligations. The restricted funds in the escrow account are recorded in other assets on the consolidated balance sheet. As of January 29, 2022 and April 30, 2021 restricted cash was $1,823,000 and $8,322,000, respectively.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At January 29, 2022 and April 30, 2021, the Company had no reserve for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	January 29, 2022	January 30, 2021	January 29, 2022	January 30, 2021
Net income (loss) attributable to AeroVironment, Inc.	$10	$211	$(11,446)	$12,385
Denominator for basic earnings (loss) per share:
Weighted average common shares	24,710,991	23,942,782	24,657,846	23,924,017
Dilutive effect of employee stock options, restricted stock and restricted stock units	168,652	318,092	—	292,354
Denominator for diluted earnings (loss) per share	24,879,643	24,260,874	24,657,846	24,216,371

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 20,554 for the three months ended January 29, 2022. Due to the net loss for the nine months ended January 29, 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive 237,909 for the nine months ended January 29, 2022. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 0 and 24 for the three and nine months ended January 30, 2021, respectively.

Recently Issued Accounting Standards

Accounting pronouncements issued but not effective until after January 29, 2022 are not expected to be applicable to the Company.

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

The Company was entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s unaudited consolidated financial statements as the amount was not realized or realizable as of January 29, 2022.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. While the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims at such time, as a result of the settlement negotiations, the Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the consolidated statements of operations and in other non-current liabilities on the consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of our former EES business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 in other expense on the consolidated statements of operations and in other current liabilities on the consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 will occur over a 24 month period from the effective date of the settlement agreement and Webasto will retain the Holdback. As of January 29, 2022, $5,000,000 of the settlement has been paid.

3. Investments

Investments consist of the following (in thousands):

	January 29,	April 30,
	2022	2021
Short-term investments:
Available-for-sale securities:
Municipal securities	3,969	22,245
U.S. government securities	—	4,009
Corporate bonds	—	5,717
Total short-term investments	$3,969	$31,971
Long-term investments:
Available-for-sale securities:
Municipal securities	—	988
U.S. government securities	—	4,000
Total long-term available-for-sale investments	—	4,988
Equity method investments
Investment in limited partnership fund	12,388	7,168
Total equity method investments	12,388	7,168
Total long-term investments	$12,388	$12,156

Available-For-Sale Securities

As of January 29, 2022 and April 30, 2021, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest income. Realized gains on sales of these investments on the basis of specific identification are recorded in interest (expense) income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of January 29, 2022 and April 30, 2021, respectively (in thousands):

	January 29, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$3,972	$—	$(3)	$3,969
Total available-for-sale investments	$3,972	$—	$(3)	$3,969

	April 30, 2021
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$23,227	$8	$(2)	$23,233
U.S. government securities	8,008	1	—	8,009
Corporate bonds	5,718	—	(1)	5,717
Total available-for-sale investments	$36,953	$9	$(3)	$36,959

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at January 29, 2022 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$3,972	$3,969
Due after one year through five years	—	—
Total	$3,972	$3,969

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

The Company’s financial assets measured at fair value on a recurring basis at January 29, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$3,969	$—	$3,969
Contingently returnable consideration	—	—	216	216
Total	$—	$3,969	$216	$4,185

The Company’s financial liabilities measured at fair value on a recurring basis at January 29, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$889	$889
Total	$—	$—	$889	$889

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$36,959	$—	$36,959
Contingently returnable consideration	—	—	479	479
Total	$—	$36,959	$479	$37,438

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2021	$479	$—
Business acquisition	—	889
Transfers to Level 3	—	—
Total losses (realized or unrealized)
Included in selling, general and administrative	263	—
Settlements	—	—
Balance at January 29, 2022	$216	$889
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at January 29, 2022	$—	$—

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

Pursuant to the ISG Purchase Agreement, the sellers may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the 3 years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the three months ended October 30, 2021, the target for the first year was achieved. During the three months ended January 29, 2022, the related consideration of $2,000,000 was released from an escrow account that is not controlled by the Company and therefore not recorded on the consolidated balance sheet. The fair value of the contingently returnable consideration is equal to the difference between the maximum value of the contingent consideration and the fair value of the contingent consideration and is recorded in other assets on the consolidated balance sheet.

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $7,272,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The fair value of the contingent consideration is recorded in other current liabilities on the consolidated balance sheet.

Refer to Note 18—Business Acquisitions.

5. Inventories, net

Inventories consist of the following (in thousands):

	January 29,	April 30,
	2022	2021

Raw materials	$37,898	$23,997
Work in process	24,695	13,825
Finished goods	39,939	44,113
Inventories, gross	102,532	81,935
Reserve for inventory excess and obsolescence	(12,916)	(10,289)
Inventories, net	$89,616	$71,646

6. Equity Method Investments

In December 2017, the Company and SoftBank Corp. (“Softbank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”), which is a Japanese corporation. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. As of January 29, 2022, the Company’s ownership stake in HAPSMobile was approximately 7%, with the remaining 93% held by SoftBank. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%.

On May 29, 2021, the Company entered into an amendment to the DDA with HAPSMobile. The parties agreed to the amendment in anticipation of the Company and SoftBank entering into a Master Design and Development Agreement (“MDDA”) with each other to continue the design and development of the Solar High Altitude Pseudo-Satellite (“Solar HAPS”) aircraft developed under the DDA.

On May 29, 2021, the Company and SoftBank entered into a MDDA to continue the development of Solar HAPS. Pursuant to the MDDA, which has a five-year term, SoftBank will issue orders to the Company for the Company to perform design and development services and produce deliverables as specified in the applicable order(s). Upon the execution of the MDDA, SoftBank issued to the Company, and the Company accepted, the first order under the MDDA which has a maximum value of approximately $51,200,000. Concurrent with the execution of the MDDA, each of SoftBank and the Company agreed to lend HAPSMobile loans which are convertible into shares of HAPSMobile under certain conditions, and to cooperate with each other to explore restructuring and financing options for HAPSMobile to continue the development of Solar HAPS. The Company committed to lend 500,000,000 yen. On June 7, 2021 the Company funded 130,000,000 yen ($1,195,000) of the loan agreement. On August 13, 2021, the Company made the second payment of the loan agreement in the amount of 180,000,000 yen ($1,638,000). On October 29, 2021, the Company made the final payment under the loan agreement in the amount of 190,000,000 yen ($1,674,000). On March 1, 2022, HAPSMobile repaid the Company the loan in full plus accrued interest in the amount of 503,832,000 yen ($4,345,000). The repayment results in a gain for the Company during the three months ended April 30, 2022, offsetting the losses recorded for the nine months ended January 29, 2022.

As the Company has the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, the Company’s investment is accounted for as an equity method investment. For the three and nine months ended January 29, 2022, the

Company recorded its proportionate net loss of HAPSMobile, or $200,000 and $2,044,000, respectively, in equity method investment loss, net of tax in the unaudited consolidated statement of operations. For the three and nine months ended January 30, 2021, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $0 and $10,810,000, respectively, in equity method investment income (loss), net of tax in the unaudited consolidated statement of operations, of which $8,363,000 related to the Company’s proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC. At January 29, 2022 and April 30, 2021, the carrying value of the investment in HAPSMobile was $2,435,000 and $0, respectively, was recorded in other assets on the unaudited consolidated balance sheet.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. During the nine months ended January 29, 2022 and January 30, 2021, the Company made additional contributions of $2,377,000 and $2,150,000, respectively. Under the terms of the limited partnership agreement, there are no further contribution commitments to the fund as of January 29, 2022. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and nine months ended January 29, 2022, the Company recorded its ownership percentage of the net gain of the limited partnership, or $478,000 and $2,843,000, respectively, net of $108,000 and $636,000 of tax expense, respectively, in equity method investment income (loss) in the unaudited consolidated statements of operations. For the three and nine months ended January 30, 2021, the Company recorded its ownership percentage of the net loss of the limited partnership, or $81,000 and $361,000, respectively, in equity method investment income (loss) in the unaudited consolidated statements of operations. At January 29, 2022 and April 30, 2021, the carrying value of the investment in the limited partnership of $12,388,000 and $7,168,000, respectively, was recorded in long-term investments on the unaudited consolidated balance sheet.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 29, 2022 and January 30, 2021, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Beginning balance	$2,650	$2,126	$2,341	$2,015
Balance acquired from acquisition	—	—	256	—
Warranty expense	(192)	277	704	1,038
Warranty costs settled	(352)	(231)	(1,195)	(881)
Ending balance	$2,106	$2,172	$2,106	$2,172

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	January 29,	April 30,
	2022	2021
Technology	$57,495	$46,850
Licenses	1,008	1,008
Customer relationships	72,702	68,073
Backlog	2,223	—
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	105	3
Intangibles, gross	134,471	116,872
Less accumulated amortization	(30,646)	(10,604)
Intangibles, net	$103,825	$106,268

The weighted average amortization period at January 29, 2022 and April 30, 2021 was four and five years, respectively. Amortization expense for the three and nine months ended January 29, 2022 was $6,911,000 and $20,486,000, respectively. Amortization expense for the three and nine months ended January 30, 2021 was $622,000 and $2,086,000, respectively.

Technology, backlog and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Telerob on May 3, 2021. The intangibles recognized in conjunction with the acquisition of Telerob are recorded in Euros, and the balances change in accordance with the foreign currency translation at reporting date. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Arcturus on February 19, 2021. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of ISG on February 23, 2021. Refer to Note 18—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2022	$7,565
2023	27,719
2024	26,870
2025	18,156
2026	13,114
$93,424

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	All other	Total
Balance at April 30, 2021	$6,340	$—	$288,611	$19,254	$314,205
Additions to goodwill	—	—	1,395	19,564	20,959
Impairment of goodwill	—	—	—	—	—
Balance at January 29, 2022	$6,340	$-	$290,006	$38,818	$335,164

The goodwill balance at April 30, 2021 is attributable to the acquisitions of Pulse, ISG, and Arcturus acquisitions. The MUAS addition to goodwill relates to measurement period adjustments for pre-acquisition tax returns. The addition to

All other goodwill is attributable to the Telerob acquisition, which was recorded in Euros and translated to dollars at each reporting date. Refer to Note 18—Business Acquisitions for further details.

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

On February 4, 2022, the Company entered into a First Amendment to Credit Agreement and Waiver relating to its existing Credit Agreement (the “First Amendment to Credit Agreement”). The First Amendment to Credit Agreement waives any event of default that may have occurred as a result of the potential failure by the Company to comply with the consolidated leverage ratio covenant set forth in the Credit Agreement for the fiscal quarter ended January 29, 2022. In addition, the parties amended the maximum permitted Consolidated Leverage Ratio, such that such ratio may not exceed 4.00 to 1.00 for the Company’s fiscal quarters ended January 29, 2022 and April 30, 2022; 3.50 to 1.00 for any of the Company’s fiscal quarters ending during the period from May 1, 2022 to October 31, 2022; and 3.00 to 1.00 for any fiscal quarter ending thereafter.

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (SOFR) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from

LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of January 29, 2022, the Company is in compliance with all amended covenants.

The Credit Agreement Amendment also implemented certain secured overnight financing rate (SOFR) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the Credit Agreement Amendment, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a .10% SOFR adjustment. The Company is also responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified.

The Credit Agreement, as amended by the First Amendment to Credit Agreement, contains certain customary events of default, which include failure to make payments when due thereunder, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, invalidity of loan documents, or a Change of Control (as defined in the Credit Agreement). Upon the occurrence and continuation of an event of default, the Lenders may cease making future loans under the Credit Agreement and may declare all amounts owing under the Credit Agreement to be immediately due and payable.

Long-term debt and the current period interest rates were as follows:

Nine Months Ended
January 29,
2022
(In thousands)
Term loans	$192,500
Revolving credit facility	—
Total debt	192,500
Less current portion	10,000
Total long-term debt, less current portion	182,500
Less unamortized debt issuance costs - term loans	2,102
Total long-term debt, net of unamortized debt issuance costs - term loans	$180,398
Unamortized debt issuance costs - revolving credit facility	$1,046
Current period interest rate	2.5%

Future long-term debt principal payments at January 29, 2022 were as follows:

(In thousands)
2022	$2,500
2023	10,000
2024	10,000
2025	10,000
2026	160,000
$192,500

11. Leases

The Company leases certain buildings, land and equipment. At contract inception the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities on the unaudited consolidated balance sheet.

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 29,	January 30,
	2022	2021
Operating lease cost	$5,033	$3,592
Short term lease cost	684	369
Variable lease cost	434	3
Sublease income	(132)	(48)
Total lease costs, net	$6,019	$3,916

Supplemental lease information were as follows:

	Nine Months Ended	Nine Months Ended
	January 29,	January 30,
	2022	2021
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$5,119	$3,470
Right-of-use assets obtained in exchange for new lease liabilities	$6,705	$5,760

Weighted average remaining lease term	67 months	43 months
Weighted average discount rate	3.4%	3.4%

Maturities of operating lease liabilities as of January 29, 2022 were as follows (in thousands):

2022	$1,301
2023	6,453
2024	5,750
2025	4,795
2026	3,472
Thereafter	8,025
Total lease payments	29,796
Less: imputed interest	(2,968)
Total present value of operating lease liabilities	$26,828

12. Accumulated Other Comprehensive Income (Loss) and Reclassifications Adjustments

The components of accumulated other comprehensive income (loss) and adjustments are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 29,	January 30,
	2022	2021
Balance, net of $1 and $0 deferred taxes, as of April 30, 2021 and April 30, 2020, respectively	$343	$328
Unrealized loss on available-for-sale investments, net of deferred tax benefit of $1 and $2 for the nine months ended January 29, 2022 and January 30, 2021, respectively	(6)	(56)
Change in foreign currency translation adjustments	(3,771)	75
Balance, net of $2 and $2 deferred taxes, as of January 29, 2022 and January 30, 2021, respectively	$(3,434)	$347

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with Topic 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $20,451,000 and $56,537,000 for the three and nine months ended January 29, 2022, respectively. Revenue from customer-funded R&D was approximately $14,811,000 and $58,979,000 for the three and nine months ended January 30, 2021, respectively.

14. Long-Term Incentive Awards

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 29, 2022, the Company recorded $205,000 and $714,000 of compensation expense related to the Fiscal 2022 LTIP. The Company recorded no compensation expense related to the Fiscal 2022 LTIP for the three and nine months ended January 30, 2021. At January 29, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $12,704,000.

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 29, 2022, the Company recorded a reversal of $(29,000) and $(536,000) of compensation expense related to the Fiscal 2021 LTIP, respectively. For the three and nine months ended January 30. 2021, the Company recorded $126,000 and $564,000 of compensation expense related to the Fiscal 2021 LTIP, respectively. At January 29, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $6,931,000.

During the three months ended July 27, 2019, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. For the three and nine months ended January 29, 2022, the Company recorded a reversal of $(30,000) and $(648,000) of compensation expense related to the Fiscal 2020 LTIP, respectively. For the three months ended January 30, 2021, the Company recorded a reversal of

$(26,000) of compensation expense related to the Fiscal 2020 LTIP, and for the nine months ended January 30, 2021, the Company recorded $319,000 of compensation expense related to the Fiscal 2020 LTIP. At January 29, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $3,758,000.

During the three months ended July 28, 2018, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. During the three months ended July 31, 2021, the Company issued a total of 12,101 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2019 LTIP. For the three and nine months ended January 29, 2022, the Company recorded no compensation expense. For the three and nine months ended January 30, 2021, the Company recorded $27,000 and $291,000 of compensation expense related to the Fiscal 2019 LTIP, respectively.

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

15. Income Taxes

For the three and nine months ended January 29, 2022, the Company recorded a benefit from income taxes of $(15,396,000) and $(25,864,000), respectively, yielding effective tax rates of 98.7% and 69.1%, respectively. For the three and nine months ended January 30, 2021, the Company recorded a (benefit from) and provision for income taxes of $(924,000) and $2,774,000, respectively, yielding effective tax rates of 157.9% and 10.7%, respectively. The variance from statutory rates for the three and nine months ended January 29, 2022 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and nine months ended January 30, 2021 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

16. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three and nine months ended January 29, 2022 or January 30, 2021. As of January 29, 2022 and April 30, 2021, approximately $21,200,000 remained authorized for future repurchases under this program.

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

The Company recorded revenue under both the MDDA and DDA of $9,543,000 and $30,237,000 for the three and nine months ended January 29, 2022, respectively. The Company recorded revenue under the DDA and preliminary design agreements between the Company and SoftBank of $7,480,000 and $35,318,000 for the three and nine months ended January 30, 2021, respectively. At January 29, 2022 and April 30, 2021, the Company had unbilled related party receivables from HAPSMobile of $5,944,000 and $544,000 recorded in unbilled receivables and retentions on the consolidated balance sheets, respectively. Refer to Note 6—Equity Method Investments for further details.

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

Telerob Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Revenue	$90,093	$92,538	$313,110	$288,762
Net (loss) income attributable to AeroVironment, Inc.	$1,753	$1,187	$(6,091)	$10,319

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

The Company incurred approximately $113,000 and $661,000 of acquisition-related expenses for the three and nine months ended January 29, 2022. These expenses are included in selling, general and administrative on the Company’s unaudited consolidated statement of operations.

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

Arcturus Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	January 30,	January 30,
	2021	2021
Revenue	$110,425	$339,115
Net income attributable to AeroVironment, Inc.	$(4,945)	$16,065

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

The Company incurred approximately $41,000 and $1,533,000 acquisition-related expenses for the three and nine months ended January 29, 2022, respectively. These expenses are included in selling, general and administrative expense on the Company’s unaudited consolidated statement of operations.

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

In connection with the ISG Acquisition, the Company (i) paid a base purchase price of $29,700,000 in cash at closing and (ii) may pay additional cash consideration of up to $6,000,000, which is held in escrow account not controlled by the Company, based on the achievement of certain revenue targets by ISG during the 3 years following closing, in each case, subject to the terms and conditions of the ISG Purchase Agreement, including certain customary adjustments. During the three months ended October 30, 2021, the target for the first year was achieved. During the three months ended January 29, 2022 the related consideration of $2,000,000 was released from an escrow account that is not controlled by the Company and, therefore, not recorded on the consolidated balance sheet.

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

ISG Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2019 (in thousands):

	Three Months Ended	Nine Months Ended
	January 30,	January 30,
	2021	2021
Revenue	$81,665	$267,546
Net income attributable to AeroVironment, Inc.	$517	$13,303

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

The Company incurred approximately $42,000 and $778,000 acquisition-related expenses for the three and nine months ended January 29, 2022, respectively. These expenses are included in selling, general and administrative expenses on the Company’s unaudited consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

19. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies were taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was May 3, 2021 in conjunction with the acquisition.

The table below includes the projected benefit obligation and fair value of plan assets as of May 3, 2021. The net projected benefit obligation (in thousands) is recorded in other non-current liabilities on the unaudited consolidated balance sheet.

Projected benefit obligation	$(4,126)
Fair value of plan assets	3,951
Unfunded status of the plan	$(175)

The projected benefit obligation includes assumptions of a discount rate of 1% and pension increase for in-payment benefits of 1.5% for May 3, 2021 and January 29, 2022. The accumulated benefit obligation is approximately equal to our projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2022. The Company assumed expected return on plan assets of 2.15% for May 3, 2021 and January 29, 2022.

Expected benefits payments as of May 3, 2021 (in thousands):

2022	$182
2023	183
2024	183
2025	184
2026	184
2027-2031	920
Total expected benefit payments	$1,836

Net periodic benefit cost (in thousands) is recorded in interest (expense) income, net.

	Three Months Ended	Nine Months Ended
	January 29,	January 29,
	2022	2022
	(In thousands)	(In thousands)
Expected return on plan assets	$30	$93
Interest cost	(14)	(44)
Foreign currency exchange rate changes	4	10
Net periodic benefit cost	$20	$59

20. Segments

The Company’s reportable segments are as follows:

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

	Three Months Ended January 29, 2022
	Small UAS	TMS	MUAS	All other	Total
Revenue	$24,366	$18,603	$21,168	$25,956	$90,093
Gross margin	8,656	5,209	335	7,236	21,436

Income (loss) from operations	(3,606)	(1,289)	(8,623)	(608)	(14,126)
Acquisition-related expenses	99	54	41	174	368
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	5,641	3,035	9,383
Adjusted income (loss) from operations	$(2,800)	$(1,235)	$(2,941)	$2,601	$(4,375)

	Three Months Ended January 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$50,536	$19,598	$-	$8,648	$78,782
Gross margin	22,017	4,889	-	1,735	28,641

Income (loss) from operations	6,702	(2,314)	-	(5,030)	(642)
Acquisition-related expenses	1,408	773	477	750	3,408
Amortization of acquired intangible assets and other purchase accounting adjustments	661	-	-	1	662
Adjusted income (loss) from operations	$8,771	$(1,541)	$477	$(4,279)	$3,428

	Nine Months Ended January 29, 2022
	Small UAS	TMS	MUAS	All other	Total
Revenue	$119,004	$56,197	$70,072	$67,837	$313,110
Gross margin	53,330	17,420	5,739	16,125	92,614

Income (loss) from operations	11,729	(1,705)	(22,004)	(10,920)	(22,900)
Acquisition-related expenses	819	468	1,533	1,649	4,469
Amortization of acquired intangible assets and other purchase accounting adjustments	2,121	-	17,190	9,526	28,837
Adjusted income (loss) from operations	$14,669	$(1,237)	$(3,281)	$255	$10,406

	Nine Months Ended January 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$165,003	$48,093	$-	$45,801	$258,897
Gross margin	79,195	12,752	-	12,956	104,903

Income (loss) from operations	37,285	(7,454)	-	(4,278)	25,553
Acquisition-related expenses	1,579	867	535	841	3,822
Amortization of acquired intangible assets and other purchase accounting adjustments	2,037	-	-	-	2,037
Adjusted income (loss) from operations	$40,901	$(6,587)	$535	$(3,437)	$31,412

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	January 29, 2022
	Small UAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$85,119	$89,497	$388,833	$104,889	$236,925	$905,263

	April 30, 2021
	Small UAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$113,072	$71,707	$402,037	$39,581	$302,169	$928,566

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three and nine months ended January 29, 2022 and January 30, 2021, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended January 29, 2022 and January 30, 2021, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 29,	January 30,
	2022	2021

Gross favorable adjustments	$1,073	$428
Gross unfavorable adjustments	(1,704)	(228)
Net (unfavorable) favorable adjustments	$(631)	$200

For the three months ended January 29, 2022, favorable cumulative catch-up adjustments of $1.1 million were primarily due to final cost adjustments on six contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on 10 contracts, which individually were not material.

For the three months ended January 30, 2021, favorable cumulative catch-up adjustments of $0.4 million were primarily due to final cost adjustments on nine contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.2 million were primarily related to higher than expected costs on 12 contracts, which individually were not material.

For the nine months ended January 29, 2022 and January 30, 2021, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Nine Months Ended
	January 29,	January 30,
	2022	2021

Gross favorable adjustments	$1,156	$1,898
Gross unfavorable adjustments	(2,223)	(1,103)
Net (unfavorable) favorable adjustments	$(1,067)	$795

For the nine months ended January 29, 2022, favorable cumulative catch-up adjustments of $1.2 million were primarily due to final cost adjustments on 18 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $2.2 million were primarily related to higher than expected costs on 15 contracts, which individually were not material.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 29, 2022 Compared to Three Months Ended January 30, 2021

	Three Months Ended
	January 29,	January 30,
	2022	2021

Revenue	$90,093	$78,782
Cost of sales	68,657	50,141
Gross margin	21,436	28,641
Selling, general and administrative	22,549	15,652
Research and development	13,013	13,631
Loss from operations	(14,126)	(642)
Other (loss) income:
Interest (expense) income, net	(1,510)	94
Other income (expense), net	34	(37)
Loss before income taxes	(15,602)	(585)
Benefit from income taxes	(15,396)	(924)
Equity method investment income (loss), net of tax	171	(81)
Net (loss) income	$(35)	$258

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

	Three Months Ended January 29, 2022
	Small UAS	TMS	MUAS	All other	Total
Revenue	$24,366	$18,603	$21,168	$25,956	$90,093
Gross margin	8,656	5,209	335	7,236	21,436

Income (loss) from operations	(3,606)	(1,289)	(8,623)	(608)	(14,126)
Acquisition-related expenses	99	54	41	174	368
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	5,641	3,035	9,383
Adjusted income (loss) from operations	$(2,800)	$(1,235)	$(2,941)	$2,601	$(4,375)

	Three Months Ended January 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$50,536	$19,598	$-	$8,648	$78,782
Gross margin	22,017	4,889	-	1,735	28,641

Income (loss) from operations	6,702	(2,314)	-	(5,030)	(642)
Acquisition-related expenses	1,408	773	477	750	3,408
Amortization of acquired intangible assets and other purchase accounting adjustments	661	-	-	1	662
Adjusted income (loss) from operations	$8,771	$(1,541)	$477	$(4,279)	$3,428

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	January 29,	January 30,	January 29,	January 30,
	2022	2021	2022	2021
Cost of sales:
Product sales	$2,359	$624	$6,346	$1,919
Contract services	2,762	—	8,265	—
Selling, general and administrative	4,262	38	14,226	118
Total	$9,383	$662	$28,837	$2,037

Revenue. Revenue for the three months ended January 29, 2022 was $90.1 million, as compared to $78.8 million for the three months ended January 30, 2021, representing an increase of $11.3 million, or 14%. The increase in revenue was due to an increase in service revenue of $27.1 million, partially offset by a decrease in product revenue of $15.7 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021 and increases in revenue from customer-funded research and development efforts, partially offset by a decrease in TMS service revenue. The decrease in product revenue was primarily due to a decrease in small UAS product revenue, partially offset by an increases in UGV product revenue, resulting from our acquisitions of Telerob.

Cost of Sales. Cost of sales for the three months ended January 29, 2022 was $68.7 million, as compared to $50.1 million for the three months ended January 30, 2021, representing an increase of $18.5 million, or 37%. The increase in cost of sales was a result of an increase in service cost of sales of $25.0 million, partially offset by a decrease in product costs of sales of $6.5 million. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus and ISG, and an increase in intangible amortization expense and other purchase accounting adjustments. The decrease in product costs of sales was primarily due to a decrease in product revenue and an unfavorable product mix, partially offset by an increase in intangible amortization expense and other purchase accounting adjustments. Cost of sales for the three months ended January 29, 2022 included $5.1 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $0.6 million for the three months ended January 30, 2021. As a percentage of revenue, cost of sales increased from 64% to 76%, primarily due to an increase in the proportion of service revenue to total revenues largely resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix.

Gross Margin. Gross margin for the three months ended January 29, 2022 was $21.4 million, as compared to $28.6 million for the three months ended January 30, 2021, representing a decrease of $7.2 million, or 25%. The decrease in gross margin was due to a decrease in product margin of $9.3 million, partially offset by an increase in service margin of $2.1 million. The decrease in product margin was primarily due to the decrease in product sales, an increase in intangible amortization expense and other purchase accounting adjustments and an unfavorable product mix. The increase in service margin was primarily due to an increase in service revenue, partially offset by an increase in intangible amortization expense and other purchase accounting adjustments. As a percentage of revenue, gross margin decreased from 36% to 24%, primarily due to an increase in the proportion of service revenue to total revenues largely resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix. With the acquisitions of Arcturus and ISG we expect that we will continue to experience a higher proportion of service revenue, which generally has lower gross margins than our product sales, in future quarters as compared to our historical trends.

Selling, General and Administrative. SG&A expense for the three months ended January 29, 2022 was $22.5 million, or 25% of revenue, as compared to SG&A expense of $15.7 million, or 20% of revenue, for the three months ended January 30, 2021. The increase in SG&A expense was primarily due to an increase in intangible amortization and acquisition related expenses and an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions, partially offset by a decrease in bonus and equity based compensation expense. SG&A included $4.8 million and $3.5 million of acquisition-related expenses and intangible amortization expenses for the three months ended January 29, 2022 and January 30, 2021, respectively.

Research and Development. R&D expense for the three months ended January 29, 2022 was $13.0 million, or 14% of revenue, as compared to R&D expense of $13.6 million, or 17% of revenue, for the three months ended January 30, 2021. R&D expense decreased by $0.6 million, or 5%, for the three months ended January 29, 2022, primarily due to a decrease in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest (Expense) Income, net. Interest expense, net for the three months ended January 29, 2022 was $1.5 million compared to interest income, net of $0.1 million for the three months ended January 30, 2021. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other Income (Expense), net. Other income, net, for the three months ended January 29, 2022 was $34 thousand compared to other expense, net of $37 thousand for the three months ended January 30, 2021.

Benefit from Income Taxes. Our effective income tax rate was 98.7% for the three months ended January 29, 2022, as compared to 157.9% for the three months ended January 30, 2021. The decrease in the effective income tax rate was primarily due to a change in estimate during the current quarter to reduce projected annual income (loss) before income taxes, combined with the year over year decrease in projected annual income (loss) before income taxes.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the three months ended January 29, 2022 was $0.2 million compared to a loss of $(0.1) million for the three months ended January 30, 2021. The equity method investment income during the current quarter was due to an increase in income from our limited partnership investment.

Nine Months Ended January 29, 2022 Compared to Nine Months Ended January 30, 2021

	Nine Months Ended
	January 29,	January 30,
	2022	2021

Revenue	$313,110	$258,897
Cost of sales	220,496	153,994
Gross margin	92,614	104,903
Selling, general and administrative	74,496	42,640
Research and development	41,018	36,710
(Loss) income from operations	(22,900)	25,553
Other (loss) income:
Interest (expense) income, net	(4,164)	417
Other (expense) income, net	(10,360)	68
(Loss) income before income taxes	(37,424)	26,038
(Benefit from) provision for income taxes	(25,864)	2,774
Equity method investment income (loss), net of tax	163	(10,891)
Net (loss) income	$(11,397)	$12,373

The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Nine Months Ended January 29, 2022
	Small UAS	TMS	MUAS	All other	Total
Revenue	$119,004	$56,197	$70,072	$67,837	$313,110
Gross margin	53,330	17,420	5,739	16,125	92,614

Income (loss) from operations	11,729	(1,705)	(22,004)	(10,920)	(22,900)
Acquisition-related expenses	819	468	1,533	1,649	4,469
Amortization of acquired intangible assets and other purchase accounting adjustments	2,121	-	17,190	9,526	28,837
Adjusted income (loss) from operations	$14,669	$(1,237)	$(3,281)	$255	$10,406

	Nine Months Ended January 30, 2021
	Small UAS	TMS	MUAS	All other	Total
Revenue	$165,003	$48,093	$-	$45,801	$258,897
Gross margin	79,195	12,752	-	12,956	104,903

Income (loss) from operations	37,285	(7,454)	-	(4,278)	25,553
Acquisition-related expenses	1,579	867	535	841	3,822
Amortization of acquired intangible assets and other purchase accounting adjustments	2,037	-	-	-	2,037
Adjusted income (loss) from operations	$40,901	$(6,587)	$535	$(3,437)	$31,412

Revenue. Revenue for the nine months ended January 29, 2022 was $313.1 million, as compared to $258.9 million for the nine months ended January 30, 2021, representing an increase of $54.2 million, or 21%. The increase in revenue was due to an increase in service revenue of $69.7 million, partially offset by a decrease in product revenue of $15.5 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, and small UAS service revenue, partially offset by a decrease in TMS service revenue. The decrease in product revenue was primarily due to a decrease in small UAS product revenue, partially offset by an increase in TMS revenue, an increase in UGV and MUAS product revenue, resulting from our acquisitions of Telerob and Arcturus, respectively.

Cost of Sales. Cost of sales for the nine months ended January 29, 2022 was $220.5 million, as compared to $154.0 million for the nine months ended January 30, 2021, representing an increase of $66.5 million, or 43%. The increase in cost of sales was a result of an increase in service cost of sales of $67.7 million, partially offset by a decrease in product costs of sales of $1.2 million. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus and ISG, and an increase in intangible amortization expense and other purchase accounting adjustments. The decrease in product costs of sales was primarily due to an unfavorable product mix and an increase in intangible amortization expense and other purchase accounting adjustments. Cost of sales for the nine months ended January 29, 2022 included $14.6 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $1.9 million for the nine months ended January 30, 2021. As a percentage of revenue, cost of sales increased from 59% to 70%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix.

Gross Margin. Gross margin for the nine months ended January 29, 2022 was $92.6 million, as compared to $104.9 million for the nine months ended January 30, 2021, representing a decrease of $12.3 million, or 12%. The decrease in gross margin was due to a decrease in product margin of $14.3 million, partially offset by an increase in service margin of $2.0 million. The decrease in product margin was primarily due to an unfavorable product mix and an increase in intangible amortization expense and other purchase accounting adjustments. The increase in service margin was primarily due to the increase in service revenue, partially offset by an increase in intangible amortization expense and other purchase accounting adjustments. As a percentage of revenue, gross margin decreased from 41% to 30%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix. With the acquisitions of Arcturus and ISG we expect that we will continue to experience a higher proportion of service revenue, which generally has lower gross margins than our product sales, in future quarters as compared to our historical trends.

Selling, General and Administrative. SG&A expense for the nine months ended January 29, 2022 was $74.5 million, or 24% of revenue, as compared to SG&A expense of $42.6 million, or 16% of revenue, for the nine months ended January 30, 2021. The increase in SG&A expense was primarily due to an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions and an increase in intangible amortization and acquisition related expenses. SG&A included $19.3 million and $3.9 million of acquisition-related expenses and intangible amortization expenses for the nine months ended January 29, 2022 and January 30, 2021, respectively.

Research and Development. R&D expense for the nine months ended January 29, 2022 was $41.0 million, or 13% of revenue, as compared to R&D expense of $36.7 million, or 14% of revenue, for the nine months ended January 30, 2021. R&D expense increased by $4.3 million, or 12%, for the nine months ended January 29, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest (Expense) Income, net. Interest expense, net for the nine months ended January 29, 2022 was $4.2 million compared to interest income, net of $0.4 million for the nine months ended January 30, 2021. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other (Expense) Income, net. Other expense, net, for the nine months ended January 29, 2022 was $10.4 million compared to other income, net of $0.1 million for the nine months ended January 30, 2021. The increase was due to an additional legal accrual of $10.0 million associated with the settlement of all claims made by the buyers of our former EES business.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was 69.1% for the nine months ended January 29, 2022, as compared to a provision for 10.7% for the nine months ended January 30, 2021. The increase in the effective income tax rate was primarily due to lower projected annual income (loss) before income taxes in the current fiscal year as compared to the prior fiscal year.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the nine months ended January 29, 2022 was $0.2 million compared to equity method investment loss, net of tax of $10.9 million for the nine months ended January 30, 2021. The increase was primarily due to a loss of $8.4 million for our proportion of HAPSMobile impairment of its investment in Loon LLC during the three months ended October 31, 2020. During the nine months ended January 29, 2022 equity method income from our limited partnership investment were largely offset by equity method losses from HAPSMobile.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 29, 2022, our funded backlog was approximately $226.3 million.

In addition to our funded backlog, we also had unfunded backlog of $143.4 million as of January 29, 2022. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog, with the exception of the remaining potential value of the Flight Control Systems (“FCS”) domain, does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into a Credit Agreement for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit, and (ii) a five-year amortized $200 million term A loan (together the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 10—Debt to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million available for issuing letters of credit of which €1.6 million ($1.8 million) was outstanding as of January 29, 2022.

The Credit Agreement contains certain customary representations and warranties and affirmative and negative covenants. On February 4, 2022, the Company entered into a First Amendment to Credit Agreement and Waiver relating to its existing Credit Agreement (the “First Amendment to Credit Agreement”). The First Amendment to Credit Agreement waives any event of default that may have occurred as a result of the potential failure by the Company to comply with the consolidated leverage ratio covenant set forth in the agreement for the Credit Facilities for the fiscal quarter ended January 29, 2022. In addition, the parties amended the maximum permitted Consolidated Leverage Ratio, such that such ratio may not exceed 4.00 to 1.00 for the Company’s fiscal quarters ended January 29, 2022 and April 30, 2022; 3.50 to 1.00 for any of the Company’s fiscal quarters ending during the period from May 1, 2022 to October 31, 2022; and 3.00 to 1.00 for any fiscal quarter ending thereafter, and adjusted various supporting definitions for clarity. The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (SOFR) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. We expect to be in compliance with all financial covenants under the terms of our Credit Agreement, including the First Amendment, during the quarter ending April 30, 2022.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In consideration of the impact of the COVID-19 pandemic, we continue to hold a significant portion of our investments in cash and cash equivalents.

In December 2021, we agreed in principle subject to formal written documentation with Webasto to settle all existing claims related to the sale of our former EES business for $20 million and allowing Webasto to keep the $6.5 million holdback amount. Under the terms of the settlement agreement entered into effective December 16, 2021, payment of the settlement amount will occur over a 24 month period from the date of execution of the settlement agreement. As of January 29, 2022, $5 million of the settlement has been paid.

Although not material in value alone or in aggregate, we made certain commitments outside of the ordinary course of business. We made commitments for capital contributions to a limited partnership fund. Under the terms of the limited partnership agreement, we have made all of the committed contributions totaling $10.0 million to the fund at January 29, 2022. We also made commitments to lend HAPSMobile funds to continue the development of Solar HAPS. The Company committed to and lent 500 million yen ($4.6 million) as of January 29, 2022. As of January 29, 2022, there are no further lending commitments to HAPSMobile. On March 1, 2022, HAPSMobile repaid the loan in full plus accrued interest in the amount of 503.8 million yen ($4.3 million).

Cash Flows

The following table provides our cash flow data for the nine months ended January 29, 2022 and January 30, 2021 (in thousands):

	Nine Months Ended
	January 29,	January 30,
	2022	2021

	(Unaudited)
Net cash (used in) provided by operating activities	$(23,176)	$78,962
Net cash used in investing activities	$(37,009)	$(6,200)
Net cash used in financing activities	$(11,914)	$(3,361)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the nine months ended January 29, 2022 increased by $102.1 million to $23.1 million, as compared to net cash provided by operating activities of $79.0 million for the nine months ended January 30, 2021. The increase in net cash used in operating activities was primarily due to a decrease in net income of $23.8 million and a decrease in cash as a result of changes in operating assets and liabilities of $112.5 million, largely related to accounts receivable, unbilled retentions and receivables, income taxes receivable and inventories due to year over year timing differences, partially offset by an increase in depreciation and amortization of $39.0 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $30.8 million to $37.0 million for the nine months ended January 29, 2022, as compared to net cash used by investing activities of $6.2 million for the nine months ended January 30, 2021. The increase in net cash used in investing activities was primarily due an increase in cash used for the acquisition of Telerob of $46.2 million and a decrease in redemptions of available-for-sale investments of $94.2 million, partially offset by a decrease in purchases of available-for-sale investments of $122.7 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $8.6 million to $11.9 million for the nine months ended January 29, 2022, as compared to net cash used by financing activities of $3.4 million for the nine months ended January 30, 2021. The increase in net cash used by financing activities was primarily due to an increase in payments of loan principal of $7.5 million and an increase in holdback and retention payments related to business acquisitions of $4.5 million.

Contractual Obligations

During the three and nine months ended January 29, 2022, there were no material changes in our contractual obligations and commercial commitments from those disclosed in our Annual Report on Form 10-K for the fiscal year ended April 30, 2021.

Off-Balance Sheet Arrangements

As of January 29, 2022, we had no off‑balance sheet arrangements as defined in Item 303(a)(4) of Regulation S‑K.

Inflation

Our operations have not been materially affected by inflation. Historically, we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs. As it is difficult to accurately measure the impact of inflation due to the imprecise nature of the estimates required, we cannot assure you that our results of operations and financial condition will not be materially impacted by inflation in the future. See Part II, Item 1A “Risk Factors” below – “Significant inflation could adversely affect our business and financial results.”

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended January 29, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $192.5 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 29, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 29, 2022, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

On February 19, 2021 and May 3, 2021, we acquired Arcturus and Telerob, respectively, and, as a result, we have begun integrating certain processes, systems and controls relating to Arcturus and Telerob into our existing system of internal control over financial reporting in accordance with our integration plans. We do not believe these represent a material change. There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

In order to avoid the future cost, expense, and distraction of continued litigation, we executed a written settlement agreement with Webasto effective December 16, 2021, under which we did not admit to any fault or wrongdoing and fully settled all claims in the lawsuit. The lawsuit was dismissed on December 28, 2021.

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. We filed our answer on December 16, 2021. Discovery in this lawsuit has begun and is ongoing. We continue to mount a vigorous defense.

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

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. In the quarter ended January 29, 2022, we experienced delays in receiving of certain electronic components for our product lines resulting from the global shortage and began experiencing delays in receiving other components for our products, which caused delays in production and development programs and negatively affected our revenue and results for the period and could negatively impact our revenue and results in future periods. We expect shortages in certain critical components to continue through at least the remainder of our fiscal year 2022. Should such shortages of components continue or additional shortages occur and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may be impaired in our ability to execute development programs on schedule or deliver products on a timely or cost-effective basis to our customers. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become financially unstable, or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, are required to redesign our products and to complete additional quality control procedures. We have experienced increased costs for components, as well as increased shipping, warehousing and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all.

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

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. The current tight labor market has adversely impacted our ability to recruit qualified personnel, including engineers. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Moreover, some of our U.S. government contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, the customer may terminate the contract. We have experienced shortages of skilled employees that has negatively affected our progress on development programs and our results of operations. We cannot predict the extent to which these shortages will continue or the extent to which they could negatively impact our development programs and results of operations in future periods.

In September 2021, in furtherance of an executive order issued by President Biden, the U.S. Safer Federal Workforce Task Force issued guidance that generally requires that employees of U.S. government contractors receive COVID-19 vaccinations, unless an employee requests and receives a medical or religious accommodation. The mandate is subject to various legal proceedings. While the loss of certain employees due to this vaccine mandate, as well our own vaccine requirements for our employees, has not had a significant impact on our operations to date, our ability to recruit skilled employees in the future may be negatively impacted by vaccine mandates.

Significant inflation could adversely affect our business and financial results.

Although historically our operations have not been materially affected by inflation and we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs, the rate of current inflation and resulting pressures on our costs and pricing could adversely impact our business and financial results. Inflation can adversely affect us by increasing our operating costs, including our materials, freight and labor costs, which are already under pressure due to supply chain constraints and the continuing effects of the COVID-19 pandemic. As interest rates rise to address inflation, such increases will also impact the base rates applicable in our credit arrangements and will result in borrowed funds becoming more expensive to us over time; similar financing pressures from inflation also can have a negative impact on customers’ willingness to purchase our products in the same volumes and at the same rates as previously anticipated. In a highly inflationary environment, we may be unable to raise the sales prices of our products at or above the rate of inflation, which could reduce our profit margins having a material adverse effect on our financial performance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the nine months ended January 29, 2022. As of January 29, 2022, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Third Amended and Restated Bylaws of AeroVironment, Inc., amended as of February 25, 2022
10.1*(3)	AeroVironment, Inc. 2021 Equity Incentive Plan
10.2*(3)	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.3*(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Severance Plan Participants)
10.4*(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Severance Plan Participants)
10.5*(3)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Employee Directors)
10.6*(3)	Form of Performance Restricted Stock Award Grant Notice and Performance Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.7

First Amendment to Credit Agreement and Waiver, dated as of February 4, 2022 with the lenders party thereto, including Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed March 3, 2022 (File No. 001‑33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 (File No. 333-260227)

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

Date: March 3, 2022		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)