Form 10-K
period 2022-04-30
AeroVironment Inc
filed 2022-06-29
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2022
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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ⌧ No ◻

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 31, 2021 was approximately $2,188.8 million.

As of June 22, 2022, the issuer had 24,946,880 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2022, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms including, but not limited to, “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts,” “seeks” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development programs and the changes in the timing and/or amount of government spending;
●	our reliance on certain customers, including the U.S. government, allied foreign governments and SoftBank Corp., for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and international customers and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator, to create new market opportunities and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	increased competition, including from firms that have substantially greater resources than we have and, in the unmanned aircraft systems segments from lower-cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;
●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, including those resulting from the ongoing COVID-19 pandemic, such as supply chain disruptions, vaccine mandates, the threat of future variants and resulting governmentally-mandated shutdowns, quarantine policies, travel restrictions and social distancing, curtailment of trade, diversion of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;

●	failure to develop new products or integrate new technology into current products;
●	unfavorable results in legal proceedings;

●	our ability to comply with the covenants in our loan documents;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

Item 1. Business.

Overview

We design, develop, produce, deliver and support a technologically-advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”), unmanned ground vehicles (“UGV”) and related services primarily to organizations within the U.S. Department of Defense (“DoD”) and to international allied governments. We derive the majority of our revenue from these business areas, and we believe that the markets for these solutions offer the potential for significant long-term growth. Additionally, we believe that some of the innovative potential products, services and technologies in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success of our current product and service offering stems from our investments in research and development to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 45 years of innovation, include robotics and robotics systems autonomy; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; land, maritime and air deployment of missile and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; miniature internal combustion engine propulsion design and integration; missile systems warhead integration; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming and unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere or extreme environments.

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

Expand the market penetration of existing products and services. Our small UAS and medium UAS (“MUAS”), TMS and UGV enjoy leading positions in their respective markets. We intend to increase the penetration of our small UAS and MUAS and UGV products and services within the U.S. military, the military forces of allied nations, other government agencies and non-government organizations, including commercial entities, and to increase the penetration of our TMS within the U.S. military and within the military forces of allied nations. We believe that the broad adoption of our small UAS and MUAS and TMS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market. Similarly, we expect the adoption of our UGV solutions to expand our presence in the U.S. military market.

Deliver innovative new solutions into existing and new markets. Customer-focused innovation is the primary driver of our growth. We plan to continue investing in internally-funded research and development projects while expanding our pursuit of customer-funded research and development projects to generate revenue and develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets and enable us to create new opportunities for growth. We view strategic partnerships as means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities. We also consider acquisitions as a method to obtain valuable products, capabilities or technologies that can further enable our growth strategy.

Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel. Our company culture encourages innovation and entrepreneurialism, which helps to attract and retain highly-skilled professionals. We intend to preserve this culture to encourage the development of the innovative, highly technical system solutions and business models that give us our competitive advantage. Our values of “customer commitment,”

“trust and teamwork,” “innovate and simplify,” and “ownership and results” serve as the foundation of our culture. We believe that our values help to guide the behavior of our team members and serve to maintain a positive work environment that inspires loyalty among our personnel and customers. We also believe that our values facilitate the integration of new team members who join us as a result of acquisitions.

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

Effectively manage our growth portfolio for long-term value creation. Our production and development programs and services present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities.

Customers

We sell the majority of our UAS and services to organizations within the U.S. DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, and to allied governments. We sell our TMS and services to organizations within the U.S. DoD and allied military forces. We sell our UGV and services to U.S. and allied government military and public safety agencies as well as to commercial entities. We also develop High Altitude Pseudo-Satellite (“HAPS”) systems in conjunction with SoftBank Corp (“SoftBank”).

During our fiscal year ended April 30, 2022, we generated approximately 21% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 37% of our sales revenue, and HAPSMobile Inc. (“HAPSMobile”) and SoftBank together accounted for 10% of our sales revenue. Sales revenue to foreign customers other than HAPSMobile and Softbank, inclusive of foreign military sales made through the DoD, commercial and consumer customers accounted for the remaining 32% of sales revenue during our fiscal year ended April 30, 2022.

Environmental

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by future laws and regulations relating to climate change, including laws related to greenhouse gas emissions and regulating energy efficiency. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. While environmental protection regulations have not had a significant adverse effect on our overall operations, it is reasonably possible that costs incurred to ensure continued environmental compliance in the future could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansions of work scope are prompted by the results of investigations.

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

A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets constitutes an important element of this process. Through this process we revisit our customer requirement assumptions to evaluate continued investment and to seek to ensure that our products and services deliver high value.

As of April 30, 2022, we had issued and retained 256 U.S. patents, as well as 63 pending U.S. patent applications; 15 active Patent Cooperation Treaty applications; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

The U.S. government has licenses to some of our intellectual property that was specifically developed in performance of government contracts and may use or authorize others to use this intellectual property. In some cases, we fund the development of certain intellectual property to maximize its value and limit its use by potential competitors. While we consider the development and protection of our intellectual property to be integral to the future success of our business, at this time we do not believe that a loss or limitation of rights to any particular piece of our intellectual property would have a material adverse effect on our overall business.

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

Sales and Marketing

Our marketing strategy is based on establishing leadership positions in new markets that we create through the introduction or acquisition of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve the successful adoption of our solutions. Once we establish a market position, we work to maintain our leadership, while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand and has been acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, Wasp, Quantix, VAPOR, Arcturus UAV, Crysalis and Jump and have several pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations in a number of foreign markets and believe that these markets represent growth opportunities for our business. Our international sales, inclusive of foreign military sales, accounted for approximately 41%, 39% and 45%, of our revenue for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.

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

We outsource certain production activities, such as the fabrication of certain aerostructures, the manufacture and assembly of electronic printed circuit boards, and payload components to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on our core expertise of final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow with our production needs and support our growth plans. We continue to expand upon our suppliers’ expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies. (See Part 1A, “Risk Factors—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.” for more information.) A majority of our production systems operate in accordance with our AS9100D registered Quality Management System, which focuses on continuous improvement in order to increase acceptance rates, reduce lead times and lower cost.

Customer Funded Research and Development

We actively pursue externally funded projects that help us to strengthen our technological capabilities. We submit bids to large research customers, such as the Defense Advanced Research Projects Agency, the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command, for projects that we believe have the potential for future procurement. In some cases, commercial enterprises may fund our research and development activities, as with our HAPS UAS development program. Providing these services contributes to the development and enhancement of our technical competencies. We carefully manage the volume of customer funded research and development projects based on projects’ available resources and expect to expand our team to support growth in this area of our business.

Seasonality

No material portion of our business is considered to be seasonal. Historically, our revenue in the second half of our fiscal years has exceeded our revenue in the first half of our fiscal years. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our family of systems to customer specification, customer acceptance and other regulatory requirements.

Raw Materials and Suppliers

We are dependent upon the availability of materials and major components and the performance of our suppliers. Historically, we have been successful in obtaining the materials required in our manufacturing processes. We seek to manage materials supply risk through long term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk. We have recently experienced supply chain challenges including shortages of certain electronic and other components, increased lead times, increased costs for components, and increased shipping, warehousing and inventory costs. We believe all of these raw materials and components are available to meet our needs from various suppliers; however, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which could cause delays in production and development programs and negatively impact our operating results. (See Part 1A, “Risk Factors—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.” for more information.)

Product Mix

The table below shows our revenue for the periods indicated by segment:

	Fiscal Year Ended
	April 30,
	2022	2021	2020
Small UAS	40%	60%	61%
MUAS	21%	4%	—%
TMS	17%	22%	17%
HAPS	10%	11%	17%
Other	12%	3%	5%

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2022	2021	2020
Fixed-price contracts	78%	78%	73%
Cost-reimbursable contracts	21%	22%	26%
Time-and-materials contracts	1%	—%	1%

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

Workforce Demographics

As of April 30, 2022, we had 1,214 full time employees and 9 part time employees, of whom 434 were in research and development and engineering, 53 were in sales and marketing, 521 were in operations and 206 were general and administrative personnel.

Talent Acquisition, Retention and Development

Our ability to attract, develop and retain top talent, particularly those with technical and engineering backgrounds or experience, is critical for us to execute our strategy and grow our businesses. We continuously monitor the hiring, retention and management of our employees. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields. We regularly conduct confidential surveys to seek feedback from our employees and use those results to improve our workplace. We attract and reward our employees by providing market competitive compensation and benefits, including incentives and recognition plans that extend to all levels in our organization. We invest in our workforce through education, training and development programs and offer tuition assistance programs for continuing education or industry certifications. Additionally, we regularly conduct succession planning for management to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our strategy.

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

Employee Safety and Health

Our safety and health program seeks to optimize our operations through targeted safety, health and wellness opportunities designed to ensure safe work conditions, create a healthy work environment, promote workforce resiliency and enhance business value. We monitor employee health and safety measures, including monthly and yearly targets for employee injury and illness incidents, incidents that result in work days lost, and the number of work days lost due to workplace injuries and illness. We also provide our employees with health and wellness benefits.

We took and continue to take various measures to protect our workforce in response to the ongoing COVID-19 pandemic. We implemented and continue to maintain extensive safety protocols to support our employees working onsite, such as enhanced cleaning of common areas. Additionally, in mid-March 2020, a significant portion of our workforce began teleworking in accordance with the implementation of government orders and guidance affecting our facilities. We have implemented a COVID-19 reporting mechanism for illness or exposure and positive COVID-19 tests. As part of that reporting process, we have a robust contact tracing program to identify employees who were in close contact with the ill employee in the workplace. In addition, we implemented a COVID-19 vaccination requirement for our employees, allowing for exceptions as required under applicable law and regulations, and continue to monitor potential vaccine mandates. We provide several channels for all employees to speak up, ask for guidance, and report concerns related ethics or safety concerns, including identifying areas for improvement. We address employee concerns and take appropriate actions that uphold our AeroVironment values. We have also implemented a flexible work location policy to allow employees who can meet our customer commitments while working remotely to continue to work remotely. We continue to ensure that employees working remotely have the technology, office equipment and other services needed to enable them to work effectively.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2022 and 2021, our backlog was approximately $210.8 million and $211.8 million, respectively. We expect that approximately 93% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2023.

In addition to our funded backlog, we also had unfunded backlog of $358.1 million and $143.2 million as of April 30, 2022 and 2021, respectively. Unfunded backlog does not meet the definition of a performance obligation under ASC Topic 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract. Additionally, unfunded backlog on the SOCOM MEUAS contract reflects only those sites which have been awarded to Arcturus UAV, Inc. (“Arcturus”) and does not include the remaining potential value associated with the entire SOCOM MEUAV III/IV contract.

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

Industry Background

Small UAS and MUAS

The defense market for small UAS and MUAS has grown significantly since the early 2000s, driven largely by the demands associated with the global threat environment and resulting procurement by military customers, the early adopters for this technology. Small UAS and MUAS now represent accepted and enduring capabilities for military forces around the world. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as it required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations, to operate effectively in a counterinsurgency threat environment. We believe that UAS, which range from large systems, such as Northrop Grumman’s Global Hawk and General Atomics’ Predator, Sky Warrior, Reaper and Gray Eagle, to medium systems such as our Puma LE, T-20 and JUMP 20, Boeing’s ScanEagle and Integrator and Textron’s Shadow, to small systems, such as our Raven, Wasp AE, Puma AE, and VAPOR, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual “warfighters.” Small UAS and MUAS can provide real-time observation and communication capabilities to commanders and directly to the small units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of small UAS, significant growth in the number of entities developing small UAS solutions is taking place.

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

Unmanned Ground Vehicles

In situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans, UGVs can help responders remove, contain or neutralize these hazards without putting people in harm’s way. We believe that as enabling technologies continue to advance, UGVs will become more autonomous, more capable and more effective in dealing with hazardous threats, expanding the market potential for this set of applications to include non-defense applications such as facility security, infrastructure inspection, delivery of goods and many others.

High-Altitude Pseudo-Satellite (“HAPS”) UAS

We believe a market opportunity exists for HAPS UAS that can fly for months at a time to provide continuous remote sensing and communications in an affordable manner over great distances. Existing solutions such as terrestrial cellular towers, communications satellites and manned and unmanned aircraft address some of the emerging demand for this capability but do so at relatively high financial and resource costs. Next generation mobile telephony, referred to as 5G, can use higher frequencies than those currently employed by existing 4G and LTE networks. These higher frequencies are not capable of traveling long distances as compared to the frequencies associated with existing networks. As a result, 5G deployment requires the installation of a large number of base stations and cellular towers to complement existing infrastructure, resulting in a significant investment of time, resources and capital. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but because they operate more than 20,000 miles from the surface of the earth, the bandwidth they can provide is limited, introducing latency in communications signals and requiring relatively larger, higher power ground stations. Remote sensing satellites typically operate at lower altitudes, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of time during which they are not present over those areas. A new category of constellations consisting of a large number of very small and low earth orbiting satellites is proposed to provide a lower cost alternative with more ubiquitous coverage for reconnaissance and communication but is only beginning to be deployed in meaningful quantities and may not be capable of providing the uninterrupted service and quality required by commercial mobile carriers. All satellites require special ground based receiving hardware that may further limit their telecommunication applications. High-altitude balloons carrying communication payloads are subject to wind direction and speed and, therefore, may not be able to deliver the continuous, uninterrupted service and connection quality required by commercial mobile carriers but may be suitable for other applications. UAS that are capable of operating in an affordable manner for extended periods of time over an area of interest while communicating directly with available handheld mobile devices without gaps in availability and carrying a communications or observation payload could help to satisfy this need.

Advanced Artificial Intelligence and Autonomy

Robotic systems designed to operate in complex environments, such as contested battlespaces or urban locations, will require advanced artificial intelligence capabilities to enable non-GPS navigation and higher levels of autonomy. For defense applications, this could require other navigation methods to ensure location accuracy and incorporating computer vision capabilities to respond to changes on the ground or in the air. Such higher levels of autonomy will become increasingly more valuable in enabling the effective use of robotic systems.

Our Solutions

We supply our UAS, TMS and UGV products and services to multiple customers within and outside of the United States, as well as supply our TMS products and services to defense related organizations within the U.S. government and allied nations.

Small UAS Products

Our small UAS, including Raven, Wasp AE, Puma AE, Puma LE, and VAPOR are designed to operate reliably at very low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information. Military forces employ our small UAS to deliver ISR and communications, including real-time tactical reconnaissance, tracking, combat assessment and geographic data, directly to the small tactical unit or individual operator, thereby increasing flexibility in mission planning and execution. Our small UAS wirelessly transmit critical live video and other information generated by their payload of electro-optical, infrared or other sensors directly to a hand-held ground control unit, enabling the operator to view and capture images, during the day or at night, on the control unit. Our ground control systems allow the operator to control the aircraft by programming it for GPS-based autonomous navigation using operator-designated way-points, or by manual flight operation. The ground control systems are designed for durability and ease of use in harsh environments and incorporate a user-friendly, intuitive user interface. All of our fixed wing small UAS currently in production for military customers operate from our Crysalis common ground control system. Our VAPOR helicopter UAS currently employs a distinct portable ground control system.

We designed our small UAS to be transportable by a single person, assembled in minutes and launched and operated by one or two people, with limited training required. The efficient and reliable electric motors used in all of our small UAS are powered by modular battery packs that can be replaced quickly, enabling rapid return to flight. We designed all of our small UAS to be reusable for hundreds of flights under normal operating circumstances and to be recovered through an autonomous landing feature that enables a controlled descent to a designated location.

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

In emerging commercial applications, our small UAS enable enterprises to manage valuable assets such as crops, powerlines and railroad infrastructure, more effectively and safely than previously possible. Our VAPOR helicopter systems are designed to provide more accurate and timely information to individuals or organizations for more informed decision-making. Better and more timely information can translate into more efficient activities that facilitate more efficient use of resources such as maintenance operations.

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

Certain systems within our small UAS portfolio include multiple aircraft, our common and interoperable hand-held Crysalis ground control system and an array of spare parts and accessories. Other systems, namely, Puma LE, and VAPOR, consist of a single air vehicle, as well as a ground control system, spare parts and accessories. Our current small UAS portfolio for defense applications consists of the following aircraft:

Small	Wingspan /
UAS	Rotor Diameter	Weight		Standard	Range	Flight Time
Product	(ft.)	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Puma LE	15.0	23.5	Hand or bungee launch and autonomous skid landing (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			330
Puma AE	9.2	15	Hand, bungee, or mechanical launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			150
Raven	4.5	4.5	Hand launch and vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6	60	-	90
Wasp AE	3.3	2.8	Hand launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3			50
VAPOR 55	7.5	55.0	Vertical take-off and landing	Ability to integrate multiple third party payloads	5			60
Quantix Recon	3.2	5.0	Vertical take-off and landing	Dual 18 megapixel high-resolution RGB and multispectral	12			45
(1)	Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our digital data links (“DDL”) relay can enable operational modes that can extend range significantly.

The ground control system serves as the primary interface between the operator and our small UAS and allows the operator of each system to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real-time, streaming video and metadata. Our common ground control system interfaces with each of our fixed wing air vehicles, providing a common user experience. In addition to the thousands of air vehicles delivered to our customers, thousands of ground control systems are also in our customers’ hands.

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

MUAS Products

Providing similar capabilities to our small UAS, our field-deployable MUAS, including T-20 and JUMP 20, deliver extended endurance and expanded payload capacity to support a broader set of missions that benefit from aerial surveillance and the use of specialized payloads. The internal combustion-powered T-20 and JUMP 20 offer significantly greater endurance and payload capacity than our small UAS, with larger airframes that can also accommodate a wider variety of payloads. The JUMP 20 launches and lands vertically as a result of its vertical take-off and landing (“VTOL”) rotors, minimizing the amount of space required for its operation. The T-20 launches from a catapult, lands on a short runway and provides more than 24 hours of endurance.

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

Tactical
Missile System		Weight		Standard	Range	Flight Time
Product	Differentiators	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Switchblade 300	Patented wave-off and recommit Direct fire weapon with 10km range	5.5 (includes munition, payload, launcher and transport bag)	Single or multi-pack tube launch, single use loitering munition	Dual front and side look EO cameras and IR nose camera with stabilized electronic pan-tilt-zoom	6	15
Switchblade 600	Patented wave-off and recommit; anti-armor warhead Direct fire weapon with 40km range	68 (includes launcher, munition)	Single or multi-pack tube launch, single use loitering munition	2-axis, 4-sensor gimbal (Dual EO and IR) integrated sensor suite	24	40+
Blackwing	Deployed from submerged submarine	4.0	Underwater-to-surface delivery canister; launch tube, single use	EO/IR sensor suite	Not disclosed	Not disclosed

ISR Services

We currently operate our MUAS, such as JUMP 20, in overseas locations to support U.S. military operations under ISR services contracts. Under these services contracts we deliver the information our MUAS produce to our customers, who use that information to support their missions. These contracts specify a location and number of hours per month of services to perform. This contractor-owned, contractor-operated (“COCO”) arrangement represents a new business model for the company as a result of the acquisition of Arcturus and provides access to alternative customer funding sources, while also providing a way for customers who may not wish to own and operate their UAS to benefit from their differentiated capabilities. This COCO business model may expand to include other AeroVironment solutions in the future.

Unmanned Ground Vehicle Products

Our UGV support a variety of missions and applications, ranging from explosive ordnance disposal to hazardous materials handling and law enforcement operations. All of our UGVs feature secure communications, multi-axis manipulators and automatic tool exchange, which eliminates the need for the UGV to return to its operator to switch the tool attached to its manipulator arm. We also offer fully equipped service vehicles for the transport, service and operation of our UGV solutions. All of our UGVs feature the intuitive and operationally simplified Robo Command Ground control stations with multi-touch screen, pre-programmed motion sequences and ergonomically designed hand controllers for precision control of the robot, manipulator and accessories.

Select Unmanned		Lifting
Ground Vehicle	Weight	Capacity	Accessory	Drive	Mission
Product	(lbs.)	(lbs.)	Sensors	Mechanism	Duration (hrs.)
tEODor EVO	844	220	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	Dual-track independent high-torque motors	4
telemax EVO PLUS	249	176	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	4-track running gear with individually adjustable flippers	12
telemax EVO HYBRID	176	82	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	4-track running gear with individually adjustable flippers and optional wheels	10
telemax EVO PRO	169	44	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	4-track running gear with individually adjustable flippers and optional wheels	10

MacCready Works Advanced Solutions

We created MacCready Works Advanced Solutions, named for our founder, Dr. Paul B. MacCready, Jr., to ensure that creativity and long-term thinking remain at the core of our culture. With a focus on the future, this group of select, visionary scientists and engineers partners with our diverse customer base to explore innovative breakthrough solutions to difficult challenges. Primarily focused on customer funded research and development in the areas of robotics, sensors, software analytics and connectivity, this segment seeks to identify new products, services and businesses for the company. While the revenue generated from these customer funded projects sustain this segment, there is potential that new businesses incubated here could significantly contribute to the growth of the company.

Support Services

In support of our products, we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for us and provide us with continuous feedback to understand the performance of our systems, anticipate our customers’ needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services in a manner that seeks to minimize supply chain delays and support our customers whenever and wherever needed. Our facilities in Simi Valley, CA also serve as primary depots for small UAS and Puma LE repairs and spare parts, while we support our MUAS from our Petaluma, CA facilities and our UGV solutions from our Erie, PA and Stuttgart, Germany facilities.

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

Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key technological capabilities:

●	robotics and robotics systems autonomy technologies;

●	sensor design, development, miniaturization and integration;
●	embedded software and firmware, analytics processing, database systems, web, desktop and mobile applications and standards-based interfaces;
●	miniature, low power, secure wireless digital communications and networks;

●	lightweight, low speed aerostructures and aerodynamic design;

●	high-altitude long-endurance systems design, integration and flight operations;
●	machine vision, machine learning, advanced auto flight control, auto target recognition, autonomous mission planning and teaming;

●	land, maritime and air deployment of missile and aircraft systems;

●	design and qualification for robotics in extreme terrestrial and space environments;

●	missile systems warhead integration;
●	low SWaP (Size, Weight and Power) system design and integration;
●	manned-unmanned teaming and unmanned-unmanned teaming;
●	power electronics and electric propulsion systems;
●	efficient electric power conversion, storage systems and high-density energy packaging;
●	controls and systems integration;
●	vertical takeoff and landing flight, fixed-wing flight and hybrid flight unmanned aircraft systems;

●	image stabilization and target tracking;

●	advanced flight control systems;

●	fluid dynamics;

●	human-machine interface development; and

●	integrated mission solutions for austere environments.

Two of our UAS and TMS development initiatives are described below:

Tactical Missile System Variants. We pioneered our first rapidly deployable, high-precision TMS, named Switchblade, for use by defense ground forces. Switchblade 300 is now deployed by the U.S. military to provide force protection to its troops overseas in combat operations. During numerous demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade 300 to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants of Switchblade 300 for new customers and applications, including deployment from sea and air vehicles. Blackwing, a submarine-launched reconnaissance system, represents one of the variants that has now generated meaningful procurement demand. Another variant, Switchblade 600, is a larger version that delivers longer endurance, greater range, a larger payload and more significant mission effects. We believe these new variants have the potential to expand our TMS opportunities significantly.

HAPS Unmanned Aircraft Systems. Building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS, in fiscal year 2018 we established a joint venture, HAPSMobile, Inc (“HAPSMobile”). with SoftBank to create a global broadband and telecommunications company to demonstrate and deploy HAPS UAS around the world. In October 2020, we completed a fifth successful test flight of the HAPS UAS, which included a broadband mobile communication demonstration on consumer smart phones from the stratosphere. As part of a restructuring of the HAPS development program in May 2021, we and SoftBank entered into a Master Design and Development Agreement (“MDDA”) to continue the development of HAPS UAS and agreed to cooperate with each other to explore restructuring and financing options for HAPSMobile. In furtherance of this restructuring, we sold our 7% share of HAPSMobile to SoftBank, which already owned a majority 93% share of the joint venture, on March 18, 2022. Despite the sale of shares in HAPSMobile, the HAPS UAV development relationship continues with SoftBank now directly funding the development and demonstration of solar-powered HAPS UAS. During the term of the MDDA, AeroVironment possesses exclusive rights from SoftBank for future design and manufacturing work for the Solar HAPS UAS and future variants thereof, subject to meeting contractual performance criteria.

Sales and Marketing

Our Product Line Management organization translates customer and market requirements into multi-year product roadmaps that guide our development, engineering and manufacturing plans. We organize our U.S. business development team members by target market and customer, and we locate team members in close proximity to the customers they support when possible. We organize our program managers by product and focus on designing optimal solutions and contract fulfillment, as well as internalizing feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

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

Competition

The defense market for small UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of established domestic and international defense contractors have developed or are developing small UAS that continue to compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal small UAS competitors include Elbit Systems Ltd., Teledyne Technologies, Inc., L3 Technologies, Inc., and Lockheed Martin Corporation. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand-launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future. Potential competition from consumer and commercially focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications. Such potential competitors include Skydio, Inc. and Shield AI.

The U.S. defense market for MUAS has been addressed primarily by The Boeing Company’s ScanEagle and Textron Inc.’s Shadow UAS. Our current principal MUAS competitors include those competing with us for the U.S. Army’s Future Tactical UAS (FTUAS) program: Martin UAV and Northrop Grumman’s V-Bat, Textron’s Aerosonde and L3Harris’ FVR-90. International MUAS competitors include Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our MUAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors in the future as we expand the capabilities of our MUAS products to, potentially, impinge upon the lower end of the large UAS market segment.

The market for TMS is in an early stage of development, but it is evolving rapidly. Competitors in this market include Textron Inc., Raytheon Technologies, Lockheed Martin Corporation, Anduril Industries and UVision Air Ltd.

The market for UGV spans the global defense, first responder, security and logistics market segments. The UGV opportunity in the U.S. DoD has grown with recent U.S. Army procurement awards and a pending U.S. Air Force program. Competitors in the U.S. UGV market include L3Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton/Remotec, ICOR and Boston Dynamics. Initial adoption of UGVs for law enforcement and other government agencies is also progressing in the U.S. and globally, as well as applications in hazardous materials handling.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors have pursued this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. A number of telecommunications, aerospace and technology companies, including the company and its former joint venture partner HAPSMobile launched the HAPS Alliance to promote the benefits of HAPS to the global population. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Northrop Grumman Corporation. Companies pursuing Low Earth Orbit (“LEO”), micro or cubesat satellite constellations for global communication and remote sensing include Amazon, Planet, OneWeb, SpaceX and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

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

On June 21, 2016, the FAA released its final rules that allow routine use of certain small UAS in the U.S. National Airspace System. The FAA rules, which went into effect in August 2016, provide safety rules for small UAS (under 55 pounds) conducting non-recreational operations. The rules limit flights to visual-line-of-sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses height and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones as per the Part 107 specifications. These regulations continue to evolve to accommodate the integration of UAS into the national airspace system for commercial applications, including HAPS UAS.

In December 2019, the FAA proposed rules requiring the remote identification of UAS. Remote identification, which provides for a UAS in flight to provide identification that can be received by other parties, is designed to enhance safety and security by allowing the FAA and other agencies to identify a UAS that appears to be flying unsafely or in an area in which flight is not permitted. The public comment period for the proposed rules expired on March 2, 2020. On April 21, 2021, the final rule for remote identification of UAS went into effect. On the same day, the final rule for operation of small UAS over people also went into effect. This rule permits routine operations of small unmanned aircraft over people, moving vehicles, and at night under certain conditions. The final rule also makes changes to the recurrent testing framework and expands the list of persons who may request the presentation of a remote pilot certificate. Additionally, in February 2020, the FAA issued a public request for comment on its proposed policy for the creation of a new type certification of certain UAS as a special class of aircraft under FAA regulations. Currently the Part 107 Rules (as defined below) allow for the operation of small UAS without the need for FAA airworthiness certification as long as the UAS meets certain specified criteria and certain flight rules are followed; larger UAS and operations of small UAS outside the scope of the Part 107 Rules (as defined below) require a waiver from the FAA. The FAA’s proposed policy proposes a new special class of UAS for which airworthiness certification can be obtained, however, the proposed policy only applies to the procedures for the type certification of the new class of UAS, not the criteria that will be needed for the UAS or the flight operations to be followed to operate. Further rulemaking by the FAA is anticipated regarding the particular criteria for the airworthiness certification standards under the new special class proposed by the new policy. The comment period for the FAA’s proposed policy expired on March 4, 2020.

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

U.S. Government Contracting Process

We sell the significant majority of our small UAS, MUAS and TMS products and services under contracts with the U.S. government. Certain important aspects of our U.S. government contracts are described below.

Bidding Process

Most of our current U.S. government contracts were awarded through a competitive bidding process. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal is usually prepared in a short time period in response to a deadline and requires the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders.

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

Material U.S. Government Contract Provisions

All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, including rights that allow the U.S. government to:

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

U.S. Government Contract Categories

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

●	Cost-plus-fixed fee contracts are cost reimbursable contracts that provide for payment of a negotiated fee that is fixed at the inception of the contract. This fixed fee does not vary with actual cost of the contract but may be adjusted as a result of changes in the work to be performed under the contract. This contract type poses less risk of loss than a fixed-price contract, but our ability to win future contracts from the procuring agency may be adversely affected if we fail to perform within the maximum cost set forth in the contract.

●	A cost-plus-award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount, which may be zero, fixed at inception of the contract and an award amount, based upon the government’s satisfaction with the performance under the contract. With this type of contract, we assume the risk that we may not receive the award fee, or only a portion of it, if we do not perform satisfactorily.

●	A cost-plus-incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.

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

International Contracting Process

We supply our UAS, TMS, and UGV products and services to international allied governments.. Certain important aspects of our international contracts are described below. Each international customer has its own laws, regulations, bureaucracy and forms of procurement agreements that present challenges in our international contracting process.

Bidding Process

Our international contracts generally result from a competitive bidding process, and to a lesser extent, sole source awards for urgent requirements or sustainment and typically begin with the receipt of a request for proposal, information or quotation from an international government procurement agency. Numerous of our technical and administrative personnel are involved in responding to such request.

Competitive bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to a procurement agency’s request for proposal or request for information, which proposals are then reviewed by the applicable procurement agency based on the established evaluation criteria for the proposal. Following award, competitive bid contracts may be challenged by unsuccessful bidders. International competitive bidding processes are highly competitive and sometimes we face disadvantages in the bidding and evaluation process in comparison to local, domestic bidders that may receive priority or more favorable evaluations than non-domestic suppliers due to stated requirements in the local regulations that promote domestic procurements.

Sole source awards are direct engagements with the procuring agency. Contractors receive requests for proposal or quotation and respond to such request. If accepted by the customer, the resulting contract is for a defined quantity of goods or services for a specific time period. Generally sole source awards are utilized by our existing customers to sustain or augment their fleets of our products, commonly through multi-year support agreements. These agreements allow for customer logistics organizations to tailor procurement and support efforts to the needs of the end users.

Funding

International customers have individualized funding processes that are generally allocated during the applicable country’s fiscal year. Funding may be broadly allocated to a governmental agency or military branch responsible for procurement, targeted for a specific purpose like unmanned systems, or earmarked to a specific requirement for our products. Funding allocations are typically confidential, making it challenging for us to forecast demand for our products or whether funding is available. Additionally, funding may be reallocated when higher needs arise, such as what occurred in many countries during the COVID-19 pandemic when such countries shifted defense funding to measures to address the pandemic. Forecasted requirements are then delayed until the next fiscal year or cancelled.

Competitive bidding opportunities for our products and services typically have budgets and timelines which require significant investment from the customer. Initial procurement or replacement programs for our products and services may not be considered necessities for some international customers, which makes such procurements susceptible to a reduction in available funding or a complete reallocation of funds to other government programs or initiatives. When funds are reduced, it is common for the reduced funds to be utilized to support the sustainment of the customer’s existing fleet of UAS, rather than for new procurements.

Many of our international customers have established fleets of our UAS, which generally allows them to seek and obtain budget for yearly incremental allocations of funding. These allocations are contracted through existing multi-year support agreements which provide the customer flexibility to procure products and services when funding is available.

Contract Types and Provisions

Our typical international customer contracts taken the form of fixed price contracts and time and materials contracts. Most of our international contracts are fixed-price contracts as their finite nature is desired by customers. Time-and-materials contracts are more common for our service work with a defined limit on funding and period of performance.

With a wide range of international customers, it is common for our customer contracts to contain customer advantageous provisions which are governed by applicable local laws and regulations that may differ from industry standard provisions and contracting norms in the United States. The contractual provisions may, among other things, result in more difficulties enforcing such agreements and collecting receivables and provide us with fewer remedies in a contractual dispute and lesser protections for our intellectual property. We assess the unique risks for each contract on a contract-by-contract basis. We use and require banking guarantees and/or advance payments to minimize risk.

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

Risks Related to Our Business and Industry

●	We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD, and SoftBank related to our design and development of HAPS UAS.
●	A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.
●	Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.

●	If the UAS, UGV, TMS, and commercial UAS markets do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	Our international business poses potentially greater risks than our domestic business.
●	The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.
●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
●	Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.
●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.
●	We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.
●	Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.
●	The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.
●	Shortfalls in available external research and development funding could adversely affect us.
●	Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.
●	Our work for the U.S. government and international governments may expose us to security risks.
●	Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
●	We face various risks related to the COVID-19 novel coronavirus pandemic and similar public health crises, which may adversely impact our business.

Risks Related to Our U.S. Government Contracts

●	We are presently classified as a small business defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set-aside US government contracts.
●	We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
●	Our business could be adversely affected by a negative audit or investigation by the U.S. government.
●	Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
●	U.S. government contracts are generally not fully funded at inception and contain certain provisions that may be unfavorable to us, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
●	U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
●	We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

Risks Related to Legal and Regulatory Requirements

●	We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.
●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS to non-military customers in the United States.
●	Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.
●	As a manufacturer of commercial UAS, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.
●	We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.
●	Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

●	If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.
●	We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time consuming and limit our ability to use certain technologies in the future.

Risks Related to Securities Markets and Investment in Our Stock

●	Our management, whose interests may not be aligned with yours, is able to exert significant influence over all matters requiring stockholder approval.
●	Failure to establish and maintain effective internal control over financial reporting could adversely affect our financial results.
●	Delaware law and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could make it more difficult to acquire us and limit your ability to sell your shares at a premium.

Risks Related to Our Business and Industry

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD, and SoftBank related to our design and development of HAPS UAS.

Historically, we have derived a significant portion of our total sales and our small UAS and TMS sales from the U.S. government and its agencies. Additionally, more recently, we have derived a significant portion of our revenue from contracts with HAPSMobile and SoftBank related to our design and development of HAPS UAS. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 66% of our revenue for the fiscal year ended April 30, 2022. The DoD, our principal U.S. government customer, accounted for approximately 55% of our revenue for the fiscal year ended April 30, 2022. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. Additionally, if annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

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

In fiscal year 2022, HAPSMobile accounted for 1% of our total revenue and SoftBank accounted for 9% of our total revenue. In May 2021, we and HAPSMobile mutually agreed to terminate our Design and Development Agreement and we entered into a Master Design and Development Agreement with SoftBank to continue design and development work on HAPS UAS. The Master Design and Development Agreement allows SoftBank to terminate the contract at its convenience for any reason. The termination of this contract or the loss of revenues from programs with HAPSMobile and/or SoftBank related to the design and development of HAPS UAS, could cause our revenue to decline and materially adversely affect our results of operations.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales, including sales of our small UAS, MUAS and TMS products and services, from the U.S. government and its agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts. As a result, our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions under the new U.S. administration. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the current U.S. administration, such as changes in prior military commitments, including the withdrawal from Afghanistan or in response to the conflict between Russia and Ukraine, or an impasse on policy issues, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.

With the inception of the global war on terror, operational activity in the US-CENTCOM combatant command area of operations led to broad deployment and increased demand for UAS and TMS products, training and spares. Since such time, there have been periods during which the tempo of DoD counterinsurgency operations receded, reducing demand for certain of our small UAS and TMS products, training and spares from prior levels. We cannot predict whether and when a reduction in overseas operational levels will occur, how future procurement priorities related to defense transformation will be impacted, including by future events such as the conflict between Russia and Ukraine, or how changes in the threat environment will impact opportunities and competition for our UAS and TMS products and our ISR services, in terms of existing, additional or replacement programs. If defense transformation or overseas operations slow down or cease in key operational areas, then our business, financial condition and results of operations could be impacted negatively.

The operations tempo in the U.S. DoD both of training and deployments, both domestically and overseas, has reduced as a result of the COVID-19 pandemic. This has negatively affected demand for spares, repairs, and replacement product ordinarily required for the operation and maintenance of our UAS products. We cannot predict whether this reduction in demand will continue and to the extent it may cause an adverse impact on our results of operations.

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal small UAS competitors include Elbit Systems Ltd., Teledyne Technologies, Inc., L3 Technologies, Inc. and Lockheed Martin Corporation. Our principal MUAS competitors include those competing with us for the U.S. Army’s Future Tactical UAS (FTUAS) program, including Martin UAV and Northrop Grumman’s V-Bat, Textron, Inc.’s Aerosonde and L3 Harris Technologies’ FVR-90, Elbit Systems Ltd. and Israeli Aircraft Industries. International MUAS competitors include Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our small UAS because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our MUAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors to our small UAS and MUAS in the future. Potential competition from consumer-focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications. Our TMS business faces competition from Textron Inc., Raytheon Technologies, Lockheed Martin Corporation, Anduril Industries and UVision Air Ltd. We also face emerging competition from consumer and commercially focused drone manufacturers, such as Skydio, Inc. and Shield AI, as their product capabilities increase and their product prices remain low relative to existing defense solutions, which has resulted in some level of military consideration and procurement even though their UAS products do not meet traditional military performance or security specifications. Our competitors in the U.S. defense market for UGVs include L3 Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton/Remotec, ICOR and Boston Dynamics.

The market for commercial UAS products and services is in an early stage of development, but is evolving rapidly. Competition for our commercial UAS products and services includes consumer drone manufacturers such as Dà-Jiāng Innovation, who seek to enhance their systems’ capabilities over time, and other small UAS manufacturers, including Lockheed Martin Corporation, PrecisionHawk, Sentera and SlantRange.

The HAPS UAS market is in an early stage of development and our HAPS UAS faces competition from several aerospace and defense contractors and internet technology companies pursuing the high altitude long endurance UAS market for global communication and remote sensing, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation, and competition from companies pursuing alternative solutions for this market such as Lockheed Martin Corporation and Northrop Grumman Corporation with airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) and companies pursuing conventional satellites, such as The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Northrop Grumman Corporation, and LEO micro or cubesat satellite constellations, including include Amazon, Planet, OneWeb, SpaceX and The Boeing Company.

Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our small UAS and MUAS.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set-aside programs for which we are ineligible. Foreign competitors may also be able to offer more cost competitive solutions for our UAS and UGV products and services. The market for small UAS, MUAS and UGV products and services is expanding, and competition intensifying as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

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

We derived approximately 41% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2022 compared to 39% for the fiscal year ended April 30, 2021. We expect to continue to derive a significant portion of our revenue from international sales, including direct sales to allied nations, and initiated international operations with the acquisition of

Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company (“Telerob”) in May 2021. Our international revenue and operations are subject to a number of material risks, including the following:

●	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products to certain foreign jurisdictions;

●	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products and services or repatriate profits to the United States;

●	the complexity and necessity of using foreign representatives and consultants, and delays in and difficulty of validating foreign representatives and brokers;

●	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

●	the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

●	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

●	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

●	general economic and political conditions in the markets in which we operate;

●	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

●	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

●	different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property, contracts and tax in the jurisdictions in which we currently operate or may operate in the future.

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

If we are unable to manage the increasing complexity of our business, or achieve or manage our expected growth, our business could be adversely affected.

The complexity of our business has increased significantly over the last several years. We have expanded the number of product lines being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales, added commercial services, accelerated development on HAPS UAS and engaged in numerous acquisitions further expanding our operations domestically and abroad. Further, in conjunction with the acquisition of Arcturus in February 2021, we entered into certain credit facilities that include affirmative and negative covenants and place some restrictions on how we operate our business. These efforts have increased complexity and our expected growth has placed, and will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

The U.S. military represents our largest source of revenue. We have, however, expanded our product sales into new market segments, including those served by our unmanned ground vehicle product line and by our relationship with SoftBank to develop HAPS UAS for global communication and remote sensing applications. Our efforts to expand our product and service offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

Continuing technological changes in the market for our products could make our products and services less competitive or obsolete, either generally or for particular applications. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements, including but not limited to addressing counter UAS technologies, to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $54.7 million, or 12% of our revenue, in our fiscal year ended April 30, 2022 on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We obtain certain of our hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. Although we hold long term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long term non-binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components has been and currently still is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. In the fiscal year ended April 30, 2022, we experienced delays in receiving of certain electronic and other components for our product lines resulting from shortages, which caused delays in production and development programs and negatively affected our revenue and results for the period and could negatively impact our revenue and results in future periods. We expect shortages in certain critical components to continue throughout at least the remainder of our fiscal year 2023. Should such shortages of components continue or additional shortages occur, and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may be impaired in our ability to execute development programs on schedule or deliver products on a timely or cost-effective basis to our customers. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become capacity constrained, financially unstable or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, are required to redesign our products and to complete additional quality control procedures. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, impacting our cash flow. We have experienced increased costs for components, as well as increased shipping, warehousing and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be fully covered by insurance.

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, we are subject to income tax in the U.S. and numerous jurisdictions outside the U.S. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be impacted. In particular, the changes proposed by the current U.S. administration, including increasing the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of non-U.S. subsidiaries and the imposition of a 15% minimum tax on worldwide book income, could materially affect the company’s financial results if enacted. The company’s worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. The company undergoes tax examinations by tax authorities on a regular basis. While the company believes its estimates of its tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in the company’s historical financial statements.

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

Fixed-price contracts (including both government and commercial contracts) represented approximately 78% of our revenue for the fiscal year ended April 30, 2022. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our senior management and key employees, including key employees of business recently acquired, are important to our customer relationships and overall business.

We believe that our success depends in part on the continued contributions of our senior management and key employees. We rely on our executive officers, senior management and key employees to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team and key employees have established and maintain with government defense personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. We do not have employment agreements with any of our executive officers or key employees, and these individuals could terminate their employment with us at any time. We have had some departures in fiscal year 2022 from our senior management team, which has resulted in remaining members bearing additional responsibilities as we seek to recruit additional leadership talent. The loss of any of our continuing executive officers, members of our senior management team or key employees could significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships and impair our ability to identify and secure new contracts and otherwise manage our business.

We must recruit and retain highly-skilled employees to succeed in our competitive business.

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. The current tight labor market has adversely impacted our ability to recruit qualified personnel, including engineers. Increased restrictions on the import of foreign labor may also increase demand for engineering personnel and adversely impact our ability to hire and retain qualified personnel. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Moreover, some of our U.S. government contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, the customer may terminate the contract. We have experienced shortages of skilled employees that has negatively affected our progress on development programs and our results of operations. We cannot predict the extent to which these shortages will continue or the extent to which they could negatively impact our development programs and results of operations in future periods.

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

We have limited experience manufacturing UAS, TMS and UGV in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. During the fiscal year ended April 30, 2022, global supply chain issues resulted in delays in procuring components for our products and experienced significant increases in the costs to procure certain components. The extent to which we will have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices is uncertain. We expect that the global supply chain issues will adversely affect our ability to procure certain components through at least our fiscal year 2023. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.

We maintain a variety of parts and components in inventory to allow us to customize our UAS and UGV products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain UAS product components, including in response to procurement issues caused by shortages in the supply chain for such components, and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders. Additionally, our failure to manage inventory effectively, including in response to the effects of shortages of our components, could expose us to increased losses.

Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be covered by insurance.

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

Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.

We face various security threats, including cyber security attacks on our information technology infrastructure, which may include attempts to gain access to our proprietary, financial, banking or classified information, disrupt use of our systems or otherwise compromise the integrity of our operations. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent physical or cyber access or system disruptions, including the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage our reputation with customers, suppliers and stockholders, and the reputation of our products and services. The occurrence of some of these risks may be increased due to the increase in remote working by our employees, suppliers, contractors and other third parties. Previous cyber-attacks directed at us have not materially impacted our business or financial results, but the impact of future incidents cannot be predicted due to the constantly evolving nature and complexity of cyber-attacks. If we or our partners are subject to data security breaches, whether cyber or due to a failure in physical security protocols, we may have a loss in existing sales and new business opportunities, increased costs arising from remediation of the breach and the restoration or implementation of additional security measures, be subject to regulatory investigations and litigation, including fines and penalties, and face increased insurance or audit requirements in our third party contracts, any of which could materially and adversely affect our business and financial results. Additionally, expenses resulting from cyber security attacks and other security risks may not be fully insured or otherwise mitigated, which could harm our financial results.

Our work for the U.S. government and international governments may expose us to increased security risks.

As a government contractor, given the enhanced sensitivity of the information we have access to and the nature of our products and services, we are at increased risk of being targeted for cyber and other security attacks, including threats to the physical security of our facilities and employees. In addition, we work in international locations where there are high security risks, which could result in harm to our employees, contractors, and remote assets, and substantial protection or recovery costs. Some of our services are performed in or adjacent to high risk locations where the country or location is experiencing political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, our remote assets and our information. As such international locations and the risks associated with them change rapidly, such precautions may be insufficient to avoid such risks including possible possession of our remote assets and related access to our intellectual property by unintended third parties and the possible loss of our personnel in these locations, which could harm our business and operating results.

Our cash may be subject to a risk of loss, and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. We believe that our cash is held in institutions whose credit risk is minimal and that the value and liquidity of our deposits are accurately reflected in our consolidated financial statements as of April 30, 2022. We currently invest the majority of our cash in U.S. government securities, U.S. government agency securities, municipal bonds and high-grade corporate bonds, the performance of which are subject to additional market risks related to their respective issuers. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. Our investments are classified as available-for-sale and recorded at fair value each reporting period. Unrealized gains and losses are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes.

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

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of a market downturn or disruption, then we may have to find new suppliers, which can result in significant delays in manufacturing and shipping our products to customers and additional costs. See above risk factor “If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business” for more detail on risks related to our supply chain.

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

In June 2019, we consummated the acquisition of Pulse Aerospace, LLC. In February 2021 we completed the acquisition of Arcturus and Intelligent Systems Group business segment (“ISG”), and in May 2021 we acquired Telerob. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of each target company and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers, if any, of each target company;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	potential loss of key employees, customers and strategic alliances from either our current business or the target company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the target company’s products or its regulatory compliance;
●	expanded regulatory compliance complexity and risk, including compliance with regulations of foreign jurisdictions; and

●	inability to generate sufficient revenue to offset acquisition costs.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock issued as consideration for the purchase of Arcturus, then our existing stockholders may be diluted, which could lower the market price of our common stock. If we finance acquisitions through debt, such as the credit facilities we entered into in connection with the consummation of our acquisition of Arcturus, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility and represent default risk if we are unable to maintain certain financial performance metrics while the debt remains outstanding.

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

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement with certain lenders, letter of credit issuers, and others (as amended February 4, 2022, the “Credit Agreement”), which, together with its associated Security and Pledge Agreement, sets forth the terms and conditions of a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and a five-year amortized $200 million term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Upon execution of the Credit Agreement, we drew down $200.0 million, the full principal amount of the Term Loan Facility, to partially finance the acquisition of Arcturus.

The Term Loan Facility as amended has a five-year term expiring in February 2026 and bears interest, at our option, either at a secured overnight financing rate (“SOFR”) or a base rate plus a fixed applicable margin dependent on our consolidated leverage ratio under the terms of the agreement. We are required to pay 5.0% of the outstanding obligations under the Term Loan Facility in each of the first four loan years, with the remaining 80.0% payable in the fifth loan year, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the maturity date. The Revolving Facility has a term of 5 years. As of April 30, 2022 we have only letters of credit issued pursuant to the Revolving Facility, totaling $4.2 million.

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

To the extent we would wish to engage in any of the prohibited behaviors, we would need to obtain consent under the Credit Agreement, which may not be timely forthcoming or at all. If a default event were to occur, we may not have sufficient available cash to repay such outstanding debt obligations at the time they become due or be able to refinance such debt on acceptable terms or at all.

Any of the foregoing limitations or events could materially and adversely affect our financial condition and results of operations.

Our business and operations are subject to the risks of earthquakes and other natural catastrophic events.

The majority of our research and development and manufacturing operations are located in California in regions known for seismic activity and wildfires. While we maintain insurance coverage to cover certain of risks of losses for damage or destruction to facilities and property and for interruption of our business, such insurance may not cover specific losses and the amount of our insurance coverage may not be adequate to cover all of our losses. A significant natural disaster, such as an earthquake, fire or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected, including if our losses are not adequately or timely covered by our insurance.

We face various risks related to the COVID-19 novel coronavirus pandemic and similar public health crises, which may adversely impact our business.

In December 2019, a novel strain of a virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease, or COVID-19, was reported to have surfaced in Wuhan, China, and has reached multiple other regions and countries, including the United States where our primary operations are located. The coronavirus pandemic continues to evolve, and has led to the implementation of various responses and evolving public health safety measures. Although our operations have mostly continued uninterrupted during the COVID-19 outbreak, adoption of work from home protocols, social distancing measures in the workplace, international travel restrictions, vaccine mandates and other responsive actions have required certain changes to our operations. In particular, additional surges in infection rates and resulting travel disruptions, quarantine requirements or other similar logistics restrictions, may further reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations.

Global health concerns, such as the coronavirus pandemic, could result in social, economic and labor instability in the countries in which we or the third parties with whom we engage operate. The extent to which COVID-19 will continue to impact our business, financial condition and results of operations and those of our third party partners will depend on future developments as to the geographic presence of COVID-19, new and potentially more contagious variants of the SARS-CoV-2 virus, rates of vaccination, government and healthcare responses to such spread including the duration of the outbreak, new information that may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others, which remain highly uncertain.

We cannot presently predict the scope and severity of existing and other potential business disruptions, but if we or any of the third parties with whom we engage, including suppliers and other third parties with whom we conduct business, were to experience prolonged shutdowns or other business disruptions, including a slowdown in the effectiveness of our workforce due to illness or otherwise, our ability to conduct our business in the manner presently planned could be materially and negatively impacted. The COVID-19 outbreak has caused delays in the timing of our customers’ awarding of contracts to us, which has had some negative impact on our business in fiscal year 2022; and there can be no assurances that any further delays would not have a material adverse impact on our business and results of operations in the future.

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

We self-insure a portion of our health insurance program, which may expose us to unexpected costs and negatively affect our results of operations.

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

Recession, financial and credit market disruptions may adversely affect us.

If another global recession emerges, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. The COVID pandemic has increased volatility and pricing in the capital markets. If negative conditions in the global credit markets prevent our customers from having access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. An economic or credit crisis could also impact our ability to raise capital when needed. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, operational results, and cash flows.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audits of our incurred cost claims through fiscal year 2020 have been settled. At April 30, 2022 we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts.

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

U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program.

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

Risks Related to Legal and Regulatory Requirements

We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products and services, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.

We must comply with U.S. and other laws regulating the export of our products and services. In some cases, explicit authorization from the relevant U.S. government authorities is needed to export our products and services. The export regulations and the governing policies applicable to our business are subject to change. We cannot provide assurance that such export authorizations will be available for our products and services in the future. Compliance with these laws has not significantly limited our operations or our sales in the recent past but could significantly limit them in the future. We maintain an export compliance program but there are risks that our compliance controls may be ineffective. In November 2019, we entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance to resolve various alleged violations of the Armed Export Control Act and the International Traffic in Arms Regulations (“ITAR”) that occurred between June 2014 and December 2016. The Consent Agreement, under which we are currently operating, provides for, among other things: (i) a civil penalty of $1,000,000 payable in installments, $500,000 of which was suspended on the condition that such amount be used future remedial compliance costs over the term of the Consent Agreement and/or credited against prior compliance enhancement costs already expended by us; (ii) the appointment of an external Special Compliance Officer for a minimum of one year to oversee our compliance with the Consent Agreement and ITAR; and (iii) one external audit of our compliance with the Consent Agreement and ITAR. The $500,000 suspension amount was satisfied by our compliance program remediation efforts during our fiscal year ended April 30, 2021. Our failure to comply with the terms of the Consent Agreement or export laws and regulations in general can subject us to additional fines, penalties and sanctions, including suspension of export privileges, which could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of small UAS and MUAS in response to public privacy concerns, may prevent us from expanding the sales of our small UAS and MUAS to non-military customers in the United States.

The regulation of small UAS and MUAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of small UAS and MUAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of small UAS and MUAS.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of small UAS and MUAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain small UAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for small UAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Additionally, in December 2019 and January 2020, the FAA proposed rules regarding remote UAS identification and a new policy regarding the airworthiness certification of a newly created special class of UAS. It is unclear when, if ever, the FAA will create a new class of UAS and what the final rules regarding the certification of such new class of UAS will state. We cannot assure you that the Part 107 Rules, or any final rules enacted in furtherance on the FAA’s recently announced proposals, will result in the expanded use of our small UAS and MUAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of small UAS and MUAS beyond our military customers, which could harm our business prospects.

In addition, there exists public concern regarding the privacy implications of U.S. commercial and law enforcement use of small UAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of small UAS and MUAS by non-military customers.

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

Governments and regulatory agencies in the markets where we manufacture and sell products may enact additional regulations relating to product safety and consumer protection in the future and may also increase the penalties for failure to comply with product safety and consumer protection regulations. In addition, one or more of our customers might require changes in our products, such as the non-use of certain materials, in the future. Complying with any such additional regulations or requirements could impose increased costs on our business. Similarly, increased penalties for non-compliance could subject us to greater expenses in the event any of our products were found to not comply with such regulations. Such increased costs or penalties could harm our business.

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

In addition to government regulation, products that have been or may be developed by us may expose us to potential liability from personal injury or property damage claims by the users of such products. There can be no assurance that a claim will not be brought against us in the future, regardless of merit. While we maintain insurance coverage for product liability claims, our insurance may be inadequate to cover any such claims. Any successful claim or material settlement of such claims could significantly harm our business, financial condition and results of operations.

We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.

We are subject to various legal proceedings and claims, and additional lawsuits may arise in the future. Occasionally we are also involved in governmental inquiries and investigations and administrative and regulatory proceedings. Our activities relating to defending and responding to any such proceedings may result in substantial legal expenses, may disrupt our sales and marketing or other business activities, including our relationships with our customers, suppliers, employees and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. The results of any such proceedings are unpredictable. We record accruals for liabilities where we believe a loss is probable and reasonably estimable, including when negotiating settlement where appropriate in response to such claims, however, our actual losses may differ significantly from our interim estimates. An adverse or unfavorable resolution of any proceedings against us could have a material impact on our financial position, cash flows and results of operations.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the General Data Protection Regulation (“GDPR”), which imposes stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance, including for the transfer of personal data between AeroVironment and its recently acquired German subsidiary, Telerob. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

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

.

Environmental laws and regulations and unforeseen costs, including in response to climate change, could impact our future earnings.

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

The increasing global focus on climate change, including greenhouse gas (“GHG”) emissions, has resulted in legislative and regulatory efforts to address the causes and impacts of climate change. New and more strict laws and regulations to reduce GHG emissions and address other aspects of climate change, including carbon taxes, cap and trade programs, GHG reduction requirements, requirements for the use of green energy, and changes in procurement requirements, may result in increased operational and compliance obligations, which could adversely affect our financial condition and results of operations. Such laws and regulations could result in increased energy costs and costs to upgrade our facilities or change our manufacturing processes. Additionally, our suppliers may also face similar increased costs, which could result in them increasing the costs of components for our products and development programs. Changes to government procurement laws, including proposed changes to the Federal Acquisition Regulations, designed to require climate risk and GHG emissions to be taken into account in the procurement process could result in increased costs to change our operations and manufacturing processes to ensure we remain competitive in the bidding process. We cannot predict the materiality of any potential additional costs associated with complying with such laws and regulations or whether we could raise prices to account for any such additional costs. Any non-compliance could negatively affect our reputation, our ability to compete in competitive bidding processes, including with the U.S. government, and our ability to sell our products and services. We cannot assure you that such existing laws or future laws addressing environmental concerns, including climate change, will not have a material adverse effect on our future earnings or results of operations.

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

The market prices for securities of emerging technology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including the following:

●	U.S. government spending levels, both generally and by our particular customers;

●	the volume of operational activity by the U.S. military;

●	delays in the payment of our invoices by government payment offices, resulting in potentially reduced earnings during a particular fiscal quarter;

●	announcements of new products or technologies, commercial relationships or other events relating to us or our industry or our competitors;

●	failure of any of our key products to gain market acceptance;

●	variations in our quarterly operating results;

●	perceptions of the prospects for the markets in which we compete;

●	changes in general economic conditions;

●	changes in securities analysts’ estimates of our financial performance;

●	regulatory developments in the United States and foreign countries;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	news about the markets in which we compete or regarding our competitors;

●	terrorist acts or military action related to international conflicts, wars or otherwise;

●	media coverage regarding our products and services;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders; and

●	additions or departures of key personnel.

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

As of June 22, 2022, our directors, executive officers and their affiliates collectively beneficially owned 394,855 shares, or approximately 2%, of our total outstanding shares of common stock. Accordingly, our directors and executive officers as a group may be able to exert significant influence over matters requiring stockholder approval, including the election of directors. The interests of our directors and executive officers may not be fully aligned with yours. Although there is no agreement among our directors and executive officers with respect to the voting of their shares, this concentration of ownership may delay, defer or even prevent a change in control of our company, and make transactions more difficult or impossible without the support of all or some of our directors and executive officers. These transactions might include proxy contests, tender offers, mergers or other purchases of common stock that could give you the opportunity to realize a premium over the then-prevailing market price for shares of our common stock.

Failure to establish and maintain effective internal control over financial reporting could adversely affect our financial results.

It is management’s responsibility to establish and maintain effective internal control in order to provide reasonable assurance regarding the financial reporting soundness for external purposes. Internal control over financial reporting is not intended to impart absolute assurance that the Company can prevent or detect misstatements of its financial statement or fraud due to its inherent limitations.

As of April 30, 2022, our management determined that the Company’s internal control over financial reporting was not effective due to certain identified material weaknesses. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified deficiencies related to inadequate design and operation of certain controls at certain newly acquired businesses. Specifically, management did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties. The Company also had deficiencies in the design and operation of account reconciliations at certain newly acquired businesses. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors related to certain newly acquired businesses in the Company’s financial statements. While these deficiencies did not result in any material misstatements of the Company’s consolidated financial statements, they did collectively represent a material weakness in internal control over financial reporting. Additional information about the nature of these material weaknesses and how we are remediating and addressing them is provided in Item 9A.- “Controls and Procedures.”

Although the current material weaknesses identified did not result in a need to restate any prior period financial statements, if the current material weaknesses are not remediated in full, or if additional material weaknesses or significant deficiencies in the Company’s internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate financial results. Further, because of ongoing changes in our operations and business condition and changes in accounting rules and regulations, even our remediation of the current material weaknesses will not remove the need to timely assess such changes and develop additional updates to our internal controls from time to time. The failure to maintain an effective system of internal control over financial reporting could limit our ability to report its financial results accurately and in a timely manner or to detect and prevent fraud, which could cause a loss of investor confidence in our reporting, depress our stock price, adversely limit our liquidity and access to the capital markets and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Our corporate headquarters are located in Arlington, Virginia where we lease approximately 2,000 square feet under an agreement expiring in November 2024. We also lease a total of approximately 280,000 square feet of space in Simi Valley, California, which leases expire between 2025 and 2027, and approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2023, used for administration and to design, engineer, test and manufacture UAS. We also lease other facilities in California, Alabama, Kansas, Massachusetts, Pennsylvania, Minnesota, Virginia, and Stuttgart, Germany that are used for administration, research and development, logistics, testing and manufacturing.

As of April 30, 2022, our business segments had significant operations at the following locations:

●	Small UAS, TMS and HAPS: Simi Valley, CA; Moorpark, CA; Huntsville, AL; Lawrence, KS; Wilmington, MA; and Minneapolis, MN.
●	MUAS: Petaluma, CA and Rohnert Park, CA.
●	UGV: Stuttgart, Germany and Eerie, PA.
●	Corporate: Arlington, VA, Moorpark, CA and Simi Valley, CA.

Item 3. Legal Proceedings.

On February 22, 2019, Webasto Charging Systems, Inc. (“Webasto”) filed a lawsuit, which was subsequently amended on April 5, 2019, against us in Delaware Superior Court, arising from the sale of the EES Business to Webasto in June 2018. The lawsuit generally alleged several claims against us for breach of contract, indemnity, declaratory judgment, and fraud and misrepresentation, including allegations regarding inaccuracy of certain diligence disclosures, financial disclosures, failure to provide certain consents to contract assignments and related to the previously announced recall. In order to avoid the future cost, expense, and distraction of continued litigation, we executed a written settlement agreement with Webasto effective December 16, 2021, under which we did not admit to any fault or wrongdoing and fully settled all claims in the lawsuit. Further, the settlement eliminates future warranty and indemnity claims against the company by Webasto. The lawsuit was dismissed on December 28, 2021.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 22, 2022, the closing sales price of our common stock as reported on the NASDAQ Global Select Market, where it trades under the symbol AVAV, was $82.39 per share. As of June 22, 2022, there were 73 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2017 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2017	2018	2019	2020	2021	2022
AeroVironment, Inc. Stock	100	191	240	211	386	281
Russell 2000 Index	100	111	114	94	162	133
SPADE Defense Index	100	125	138	121	169	163

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

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our board of directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our board of directors. We did not repurchase any shares during the fiscal year ended April 30, 2022. As of April 30, 2022, approximately $21.2 million remained authorized for future repurchases under this program.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to Part I, “Forward-Looking Statements” on page 2 and Part 1A, “Risk Factors” beginning on page 25, for a discussion of the uncertainties, risks and assumptions associated with these statements.

On June 29, 2018, we completed the sale of substantially all of the assets and related liabilities of our former EES Business to Webasto pursuant to the Purchase Agreement between Webasto and us. We determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represented a strategic shift in our operations. Therefore, the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

Overview

We design, develop, produce, deliver and support a technologically-advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply UAS, TMS, UGV and related services primarily to organizations within the U.S. DoD and to international allied governments. We derive the majority of our revenue from these business areas and we believe that the markets for these solutions offer the potential for significant long-term growth. Additionally, we believe that some of the innovative potential products, services and technologies in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success of our current products and services stems from our investment in research and development and our ability to invent and deliver advanced solutions, utilizing our proprietary technologies, to help our government and commercial customers operate more effectively and efficiently. We develop these highly innovative solutions by working closely with our key customers and solving their most important challenges related to our areas of expertise. Our core technological capabilities, developed through nearly 50 years of innovation, include robotics and robotics systems autonomy; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power wireless digital communications; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming, unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS and TMS and the delivery of UAS-related services that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Revenue

We generate our revenue primarily from the sale, support, design and operation of our UAS, TMS, HAPS and UGV as well as ISR services by our MUAS. Support for our small UAS and TMS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our small UAS by our personnel. Under ISR services contracts we deliver the information our MUAS produce to our customers, who use that information to support their missions. We refer to these support activities, in conjunction with customer-funded research and development (“R&D”), as our services operation. We derive most of our small UAS, MUAS, HAPS and TMS revenue from fixed-price and cost-plus-fee contracts with the U.S. government and allied foreign governments.

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

Selling, General and Administrative

Our selling, general and administrative expenses (“SG&A”), include salaries, fringe benefits, and other expenses related to selling, marketing and proposal activities, and other administrative costs and amortization of acquired intangible assets. Some SG&A expenses relate to marketing and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for and applications of capabilities created in our research and development (“R&D”) activities. SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Research and Development Expense

R&D is an integral part of our business model. We normally conduct significant internally funded R&D. Our R&D activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions.

Other Income and Expenses

Other income and expenses includes the gain on the sale of our equity interest in HAPSMobile, legal accruals related to our former EES Business, a one-time gain from a litigation settlement, income from transition services performed on behalf of the buyer of the discontinued EES Business, interest income, interest expense, and amortization of capital lease payments.

Income Tax Expense (Benefit)

Our effective tax rates are higher than the statutory rates primarily due to R&D tax credits and excess tax benefit of equity awards.

Equity Method Investment Loss, Net of Tax

Equity method investment loss, net of tax, includes equity method income or loss related to the HAPSMobile joint venture we formed in December 2017 with SoftBank and our investment in a limited partnership fund for which we have concluded we have influence for holding more than a minor interest. In March 2022, we sold our equity interest in HAPSMobile and will no longer record equity method income (loss) of HAPSMobile.

Loss from Discontinued Operations, Net of Tax

On June 29, 2018, we completed the sale of substantially all of the assets and related liabilities of our former EES Business to Webasto pursuant to the Purchase Agreement between Webasto and us. We determined that the EES Business met the criteria for classification as an asset held for sale at April 30, 2018 and represented a strategic shift in our operations. Therefore, the results of operations of the EES Business are reported in this Annual Report as discontinued operations for all periods presented.

Net Loss Attributable to Noncontrolling Interests

Net loss attributable to noncontrolling interests includes the 50% interest in the income or losses of our Turkish joint venture, Altoy, as of September 15, 2021 and 15% interest for all prior periods presented.

Critical Accounting Policies and Estimates

This Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventory reserves for excess and obsolescence, intangible assets acquired in a business combination, goodwill, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. Please see Note 1 to our consolidated financial statements entitled “Organization and Significant Accounting Policies,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

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

The substantial majority of our revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to customer specifications. These contracts may be fixed price, cost-reimbursable, or time and materials. We account for all revenue contracts in accordance with ASC 606. A performance obligation is a promise in a contract to transfer distinct goods or services to a customer, and it is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when each performance obligation under the terms of a contract is satisfied. For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using observable standalone selling prices for similar products and services. When the standalone selling price is not directly observable, we use our best estimate of the standalone selling price of each distinct good or service in the contract using the cost plus reasonable margin approach.

Our performance obligations are satisfied over time or at a point in time. Revenue for TMS product deliveries, customization of UGV transport vehicles and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue, including ISR services, is recognized over time as services are rendered. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

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

We review cost performance and estimates to complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in the estimated costs to complete for contracts using the over time method are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the fiscal years ended April 30, 2022, 2021 and 2020, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2022, 2021 and 2020, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020

Gross favorable adjustments	$1,331	$1,953	$2,181
Gross unfavorable adjustments	(2,857)	(2,205)	(2,019)
Net adjustments	$(1,526)	$(252)	$162

For the year ended April 30, 2022, favorable cumulative catch up adjustments of $1.3 million were primarily due to final cost adjustments on 19 contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $2.9 million were primarily related to higher than expected costs on 10 contracts. During the year ended April 30, 2022, we revised our estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.1 million.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: technology, backlog, in-process research and development, customer relationships, licenses, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. We test goodwill for impairment annually during the fourth quarter of our fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

Our evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of its reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test we estimate the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of its business.

Income Taxes

Our income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which it operates. We believe that the accounting estimates related to income taxes are "critical accounting estimates" because significant judgment is required in interpreting tax regulations in the United States and in foreign jurisdictions, evaluating our worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements.

We are required to estimate our income taxes, which includes estimating our current income taxes as well as measuring the temporary differences resulting from different treatment of items for tax and accounting purposes. We currently have significant deferred tax assets, which are subject to periodic recoverability assessments. Realizing our deferred tax assets principally depends on our achieving projected future taxable income. We may change our judgments regarding future profitability due to future market conditions and other factors, which may result in recording a valuation allowance against those deferred tax assets. We record a valuation allowance to reduce our deferred tax assets if, based on the weight of available evidence, we believe expected future taxable income is not likely to support the use of a deduction or credit in that jurisdiction. We evaluate the level of our valuation allowances during the interim and annually.

We record unrecognized tax benefits for U.S. federal, state, local, and foreign tax positions related primarily to tax credits claimed and tax nexus. For each reporting period, we apply a consistent methodology to measure unrecognized tax benefits and all unrecognized tax benefits are reviewed periodically and adjusted as circumstances warrant. Our measurement of our unrecognized tax benefits is based on our assessment of all relevant information, including prior audit experience, the status of audits, conclusions of tax audits, lapsing of applicable statutes of limitations, identification of new issues, and any administrative guidance or developments. We recognize unrecognized tax benefits in the first financial reporting period in which information becomes available indicating that such benefits will more likely than not (a greater than 50% likelihood) be realized.

We have various foreign subsidiaries to conduct or support our business outside the United States. We do not provide for U.S. income taxes on undistributed earnings for our foreign subsidiaries as we expect the foreign earnings will be indefinitely reinvested in such foreign jurisdictions.

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

	Fiscal Year Ended April 30,
	2022		2021		2020
Revenue	$445,732	100%	$394,912	100%	$367,296	100%
Cost of sales	304,496	68%	230,354	58%	214,194	58%
Gross margin	141,236	32%	164,558	42%	153,102	42%
Selling, general and administrative	96,434	22%	67,481	17%	59,490	16%
Research and development	54,689	12%	53,764	14%	46,477	13%
(Loss) income from continuing operations	(9,887)	(2)%	43,313	11%	47,135	13%
Interest (expense) income, net	(5,440)	(1)%	(618)	—%	4,828	1%
Other (expense) income, net	(10,313)	(2)%	(8,330)	(2)%	707	—%
Sale of ownership in HAPSMobile Inc. joint venture	6,497	1%	—	—%	—	—%
(Loss) income from continuing operations before income taxes	(19,143)	(4)%	34,365	9%	52,670	14%
(Benefit from) provision for income taxes	(10,369)	(2)%	539	—%	5,848	2%
Equity method investment income (loss), net of tax	4,589	1%	(10,481)	(3)%	(5,487)	(1)%
Net income from continuing operations	(4,185)	(1)%	23,345	6%	41,335	11%
Loss on sale of business, net of tax	—	—%	—	—%	(265)	—%
Net income	(4,185)	(1)%	23,345	6%	41,070	11%
Net (income) loss attributable to noncontrolling interest	(3)	—%	(14)	—%	4	—%
Net income attributable to AeroVironment, Inc.	$(4,188)	(1)%	$23,331	6%	$41,074	11%

The Company operates its business as four reportable segments, small UAS, TMS, MUAS and HAPS. The small UAS segment consists of our existing small UAS product lines. The TMS segment consists of our existing tactical missile systems product lines. The MUAS segment consists of our recently acquired Arcturus business. The HAPS segment consists of our existing development of High Altitude Pseudo-Satellite systems in conjunction with SoftBank. The segment below entitled “All other” includes MacCready Works, which includes the recently acquired ISG and Telerob businesses. The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Year Ended April 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$178,201	$76,415	$93,156	$43,325	$54,635	$445,732
Gross margin	83,759	24,486	6,155	15,533	11,303	141,236

Income (loss) from continuing operations	28,980	(3,120)	(27,715)	8,056	(16,088)	(9,887)
Acquisition-related expenses	502	297	1,994	123	1,938	4,854
Amortization of acquired intangible assets and other purchase accounting adjustments	2,828	-	22,170	-	11,709	36,707
Adjusted income (loss) from operations	$32,310	$(2,823)	$(3,551)	$8,179	$(2,441)	$31,674

	Year Ended April 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$235,854	$87,268	$15,837	$42,426	$13,527	$394,912
Gross margin	119,062	26,675	2,965	13,038	2,818	164,558

Income (loss) from continuing operations	58,194	(3,131)	(1,869)	268	(10,149)	43,313
Acquisition-related expenses	3,026	1,661	1,682	593	1,019	7,981
Amortization of acquired intangible assets and other purchase accounting adjustments	2,649	-	4,356	-	453	7,458
Adjusted income (loss) from operations	$63,869	$(1,470)	$4,169	$861	$(8,677)	$58,752

	Year Ended April 30, 2020
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$225,888	$63,781	$-	$60,864	$16,763	$367,296
Gross margin	117,538	18,082	-	17,436	46	153,102

Income (loss) from continuing operations	64,680	(15,822)	-	9,744	(11,467)	47,135
Acquisition-related expenses	537	336	-	134	112	1,119
Amortization of acquired intangible assets and other purchase accounting adjustments	2,467	-	-	-	-	2,467
Adjusted income (loss) from operations	$67,684	$(15,486)	$-	$9,878	$(11,355)	$50,721

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying consolidated statements of operations:

	Year Ended
	April 30,	April 30,	April 30,
	2022	2021	2020
Cost of sales:
Product sales	$8,301	$3,492	$2,284
Contract services	10,331	959	—
Selling, general and administrative	18,075	3,007	183
Total	$36,707	$7,458	$2,467

Fiscal Year Ended April 30, 2022 Compared to Fiscal Year Ended April 30, 2021

Revenue. Revenue for the fiscal year ended April 30, 2022 was $445.7 million, as compared to $394.9 million for the fiscal year ended April 30, 2021, representing an increase of $50.8 million, or 13%. The increase in revenue was due to an increase in service revenue of $89.0 million, partially offset by a decrease in product revenue of $38.2 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, and an increase in customer-funded R&D largely resulting from our acquisition of ISG. The decrease in product revenue was primarily due to decreases in small UAS and TMS product revenue, partially offset by increases in UGV and MUAS product revenue, resulting from our acquisitions of Telerob and Arcturus.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2022 was $304.5 million, as compared to $230.4 million for the fiscal year ended April 30, 2021, representing an increase of $74.1 million, or 32%. The increase in cost of sales was a result of an increase in service cost of sales of $83.3 million, partially offset by a decrease in product costs of sales of $9.1 million. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus and ISG, and an increase in intangible amortization expense and other purchase accounting adjustments. The decrease in product costs of sales was primarily due to the decrease in product revenue, unfavorable product mix and an increase in intangible amortization expense and other purchase accounting adjustments. Cost of sales for the fiscal year ended April 30, 2022 included $18.6 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $4.5 million for the fiscal year ended April 30, 2021. As a percentage of revenue, cost of sales increased from 58% to 68%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix.

Gross Margin. Gross margin for the fiscal year ended April 30, 2022 was $141.2 million, as compared to $164.6 million for the fiscal year ended April 30, 2021, representing a decrease of $23.3 million, or 14%. The decrease in gross margin was due to a decrease in product margin of $29.1 million, partially offset by an increase in service margin of $5.8 million. The decrease in product margin was primarily due to the decrease in product revenue, unfavorable product mix and an increase in intangible amortization expense and other purchase accounting adjustments. The increase in service margin was primarily due to the increase in service revenue, partially offset by an increase in intangible amortization expense and other purchase accounting adjustments. As a percentage of revenue, gross margin decreased from 42% to 32%, primarily due to an increase in the proportion of service revenue to total revenues resulting from the acquisitions of Arcturus and ISG, an increase in intangible amortization expense and other purchase accounting adjustments, and an unfavorable product mix. With the acquisitions of Arcturus and ISG we expect that we will continue to experience a higher proportion of service revenue, which generally has lower gross margins than our product revenue, in future quarters as compared to our historical trends. Additionally, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which will negatively impact our gross margin.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2022 was $96.4 million, or 22% of revenue, compared to SG&A expense of $67.5 million, or 17% of revenue, for the fiscal year ended April 30, 2021. The increase in SG&A expense was primarily due to an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions and an increase in intangible amortization and acquisition related expenses. SG&A included $22.9 million and $11.0 million of intangible amortization expenses and acquisition-related expenses for the fiscal year ended April 30, 2022 and April 30, 2021, respectively.

Research and Development. R&D expense for the fiscal year ended April 30, 2022 was $54.7 million, or 12% of revenue, compared to R&D expense of $53.8 million, or 14% of revenue, for the fiscal year ended April 30, 2021. R&D expense increased by $0.9 million, or 2%, for the fiscal year ended April 30, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2022 was $5.4 million, compared to interest expense, net of $0.6 million for the fiscal year ended April 30, 2021. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

Other Expense, net. Other expense, net for the fiscal year ended April 30, 2022 was $10.3 million, as compared to other expense, net of $8.3 million for the fiscal year ended April 30, 2021. Other expense, net for the fiscal year ended April 30, 2022 included $10 million of expense related to the Webasto legal settlement. Other expense, net for the fiscal year ended April 30, 2021 included $9.3 million of expense related to the Webasto legal accrual.

Sale of ownership in HAPSMobile Inc. joint venture. Sale of ownership in HAPSMobile Inc. joint venture for the fiscal year ended April 30, 2022 was $6.5 million gain related to the sale of our equity interest in HAPSMobile.

Income Taxes. Our effective income tax rate was 54.2% for the fiscal year ended April 30, 2022, as compared to 1.6% for the fiscal year ended April 30, 2021. The increase in our effective tax rate was primarily due to the decrease in income before income taxes and an increase in certain federal income tax credits.

Equity method investment income (loss), net of tax. Equity method investment income, net of tax for the fiscal year ended April 30, 2022 was $4.6 million, as compared to equity method investment loss, net of $(10.5) million for the fiscal year ended April 30, 2021. The increase in equity method investment income, net of tax was primarily due to our proportionate share of the income from our limited partnership investment fund for the fiscal year ended April 30, 2022 and a loss of $8.4 million for our proportionate share of the HAPSMobile joint venture’s impairment of its investment in Loon LLC in the fiscal year ended April 30, 2021. With the sale of our equity interest in HAPSMobile during the fiscal year ended April 30, 2022, no future joint venture equity income or losses for HAPSMobile will be recorded.

Fiscal Year Ended April 30, 2021 Compared to Fiscal Year Ended April 30, 2020

Revenue. Revenue for the fiscal year ended April 30, 2021 was $394.9 million, as compared to $367.3 million for the fiscal year ended April 30, 2020, representing an increase of $27.6 million, or 8%. The increase in revenue was due to an increase in product revenue of $22.1 million and an increase in service revenue of $5.5 million. The increase in product revenue was primarily due to an increase in product deliveries of TMS and small UAS. The decrease in service revenue was primarily due to a decrease in customer-funded R&D primarily associated with a design and development agreement, partially offset by an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, and customer-funded R&D primarily associated with TMS.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2021 was $230.4 million, as compared to $214.2 million for the fiscal year ended April 30, 2020, representing an increase of $16.2 million, or 8%. The increase in cost of sales was a result of an increase in product cost of sales of $10.6 million and an increase in service costs of sales of $5.6 million. The increase in product costs of sales was primarily due to an increase in product sales. The increase in service cost of sales was primarily due to the increase in service revenues resulting from the acquisitions of Arcturus in February 2021, partially offset by a decrease in service revenues for the HAPS segment. Cost of sales for fiscal 2021 included $1.7 million and $2.8 million of intangible amortization expense and other related non-cash purchase accounting expense as compared to $2.4 million for the fiscal year ended April 30, 2020. As a percentage of revenue, cost of sales remained consistent at 58%.

Gross Margin. Gross margin for the fiscal year ended April 30, 2021 was $164.6 million, as compared to $153.1 million for the fiscal year ended April 30, 2020, representing an increase of $11.5 million, or 7%. The increase in gross margin was primarily due to an increase in product margin of $11.5 million. The increase in product gross margin was primarily due to an increase in product sales, partially offset by a decrease in service revenues and a favorable mix. As a percentage of revenue, gross margin remained consistent at 42%.

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

Equity method investment loss, net of tax. Equity method investment loss, net of tax for the fiscal year ended April 30, 2021 was $10.5 million, as compared to equity method investment loss, net of $5.5 million for the fiscal year ended April 30, 2020. The increase was primarily due to a loss of $8.4 million for our proportionate share of the HAPSMobile joint venture’s impairment of its investment in Loon LLC.

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

Liquidity and Capital Resources

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement (as amended February 4, 2022, the “Credit Agreement”) for (i) a five-year $100 million revolving credit facility, which includes a $10 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200 million term A loan (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $4.2 million as of April 30, 2022. As of April 30, 2022, approximately $95.8 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 12—Debt to our financial statements for further details.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In consideration of the impact of the ongoing COVID-19 pandemic, we continue to hold a significant portion of our investments in U.S. government and U.S. government agency securities.

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of the new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $20.0 million was remaining at April 30, 2022. The contributions are anticipated to be paid over the next five fiscal years. The remaining $15 million obligation under the legal settlement with Webasto will be paid during the fiscal year ending April 30, 2023.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2022	2021	2020

	(In thousands)
Net cash (used in) provided by operating activities	$(9,618)	$86,532	$25,097
Net cash (used in) provided by investing activities	$(52,288)	$(378,771)	$59,167
Net cash (used in) provided by financing activities	$(16,607)	$194,160	$(1,830)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the fiscal year ended April 30, 2022 increased by $96.2 million to $9.6 million, compared to net cash provided by operating activities of $86.5 million for the fiscal year ended April 30, 2021. This increase in net cash used in operating activities was primarily due to an increase in the cash used as a result of changes in operating assets and liabilities of $98.5 million largely resulting from increases in accounts receivable and unbilled retentions and receivables due to year over year timing differences, increases in inventory primarily due to year over year timing differences in purchases to support anticipated product deliveries, and increases in accounts payable due to year over year timing differences, and an increase in net loss of $27.5 million, partially offset by an increase in non-cash expenses of $29.9 million primarily due to an increase in depreciation and amortization, partially offset by gains from equity method investments.

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

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities decreased by $326.5 million to $52.3 million for the fiscal year ended April 30, 2022, compared to net cash used in investing activities of $378.8 million for the fiscal year ended April 30, 2021. The decrease in net cash used in investing activities was primarily due to the acquisitions of Arcturus and ISG, net of cash for $385.6 million in fiscal year ended April 30, 2021, partially offset by the acquisition of Telerob, net of cash for $46.2 million, and a decrease in purchases of available-for-sale investments of $101.8 million, partially offset by a decrease in redemptions of available-for-sale investments of $110.6 million and an increase in the acquisition of property and equipment of $11.0 million to support our existing and newly acquired businesses. During the fiscal years ended April 30, 2022 and 2021, we used cash to purchase property and equipment totaling $22.3 million and $11.3 million, respectively.

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

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $210.8 million to $16.6 million for the fiscal year ended April 30, 2022, compared to net cash provided by financing activities of $194.2 million for the fiscal year ended April 30, 2021. The increase in net cash provided by financing activities was primarily due to the proceeds of long-term debt of $200.0 million in the fiscal year ended April 30, 2021 and the principal payment of the loan in the fiscal year ended April 30, 2022 of $10.0 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2022:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$31,568	$6,819	$13,050	$6,215	$5,484
Purchase obligations(1)	99,752	99,752	—	—	—
Long-term debt obligations	190,000	10,000	20,000	160,000	—
Webasto legal settlement	15,000	15,000	—	—	—
Total	$336,320	$131,571	$33,050	$166,215	$5,484
(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2022.
(2)	Not included in the table above is an additional capital contribution of $20.0 million committed under the terms of a limited partnership agreement.

Recently Adopted Accounting Standards

Effective May 1, 2021, we adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740) (“ASU 2019-12”). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740, including removing the requirement to limit income tax expense (benefit) in an interim period to the full year projected amounts. We adopted ASU 2019-12 using the prospective method, applying the new guidance accounting for income taxes after adoption. The adoption of ASU 2019-12 did not have a material impact on our consolidated financial statements.

New Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to apply the guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is adopted prospectively and could impact future acquisitions.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Facilities. As of April 30, 2022, the current outstanding balance of the Credit Facilities is $190 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase. An increase or decrease in the variable interest rate of 100 basis points would result in an increase or decrease to our interest expense for the fiscal year ending April 30, 2023 of approximately $1.9 million.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions. With the acquisition of Telerob, who does conduct sales denominated in Euros, we are exposed to future foreign exchange gains or losses, and we will consider methods to limit our exposure on non-U.S. dollar transactions in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the "Company") as of April 30, 2022 and 2021, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2022, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 28, 2022, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

Business Acquisitions – Refer to Note 1 and 21 to the financial statements

Critical Audit Matter Description

On May 3, 2021, the Company closed its acquisition of Telerob pursuant to the terms of the Telerob Purchase Agreement for total consideration of approximately $47.0 million, net of cash acquired, which includes the Company’s estimate of contingent consideration of $.9 million based on the achievement of certain revenue targets, awards and/or orders from the U.S. military prior to the end of a 36-month post-closing period. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their respective fair values, resulting in technology of $11.5 million, customer relationships of $5.0 million, backlog of $2.4 million and goodwill of $20.8 million. Management estimated the fair value of the intangible assets using discounted cash flow analyses, which were based on the Company’s best estimate of future revenues, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Determining the fair value of the intangible assets acquired required management to make significant estimates and assumptions related to future revenue projections.

We identified the assumptions related to estimating the amount and timing of expected future revenues to be a critical audit matter given the inherent judgment involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue used to estimate the fair value of the intangible assets acquired included the following, among others:

●	We tested the effectiveness of management’s controls over the valuation of intangibles, including management’s controls over the estimates of the amount and timing of expected future revenues.

●	We assessed the reasonableness of management’s forecasts of future revenues by performing inquiries of appropriate individuals outside of the accounting organization, comparing the projections to historical results, certain peer companies, third-party industry forecasts, and internal communications to management and board of directors.

●	With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.

●	We evaluated management’s ability to estimate future revenues by comparing actual revenues to estimates assumed in the valuation model.

Goodwill— Refer to Note 1 and Note 7 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value by weighting the results from the income approach and the market approach. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on seven-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in its reporting units. The market approach utilizes the guideline public company and guideline transaction methods. The goodwill balance was $334.3 million as of April 30, 2022, of which $290.2 million relates to the MUAS Reporting Unit (“MUAS”) as a result of the acquisition of Arcturus, $20.8 million relates to the UGV Reporting Unit (“UGV”) as a result of the acquisition of Telerob, and $23.3 million relates to other historical acquisitions. The fair values of all reporting units exceeded their carrying values as of the measurement date and, therefore, no impairment was recognized. Determining the fair values of the reporting units required management to make significant estimates and assumptions related to future revenue projections.

We identified the assumptions related to estimating the amount and timing of expected future revenue used in determining the fair values of the MUAS and UGV reporting units as a critical audit matter because of the significant judgments involved in estimating these amounts. Performing audit procedures to evaluate the reasonableness of these estimates and assumptions required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue used to estimate the fair values of the MUAS and UGV reporting units included the following, among others:

●	We tested the effectiveness of management’s controls over their goodwill impairment evaluation, including those over the determination of the fair values of the MUAS and UGV reporting units, such as controls related to management’s selection of forecasts of future revenues.

●	We assessed the reasonableness of management’s forecasts of future revenues by performing inquiries of appropriate individuals outside of the accounting organization, comparing the projections to historical results, certain peer companies, third-party industry forecasts, contractual agreements and internal communications to management and board of directors.

●	With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation models.

●	We evaluated management’s ability to estimate future revenues by comparing actual revenue to management’s historical forecasts.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 28, 2022

We have served as the Company’s auditor since fiscal 2020.

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2022	2021

Assets
Current assets:
Cash and cash equivalents	$77,231	$148,741
Short-term investments	24,716	31,971
Accounts receivable, net of allowance for doubtful accounts of $592 at April 30, 2022 and $595 at April 30, 2021	60,170	62,647
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $2,229 at April 30, 2022 and $544 at April 30, 2021)	104,194	71,632
Inventories	90,629	71,646
Income taxes receivable	442	—
Prepaid expenses and other current assets	11,527	15,001
Total current assets	368,909	401,638
Long-term investments	15,433	12,156
Property and equipment, net	62,296	58,896
Operating lease right-of-use assets	26,769	22,902
Deferred income taxes	7,290	2,061
Intangibles, net	97,224	106,268
Goodwill	334,347	314,205
Other assets	1,932	10,440
Total assets	$914,200	$928,566
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$19,244	$24,841
Wages and related accruals	25,398	28,068
Customer advances	8,968	7,183
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	6,819	6,154
Income taxes payable	759	861
Other current liabilities	30,203	19,078
Total current liabilities	101,391	96,185
Long-term debt, net of current portion	177,840	187,512
Non-current operating lease liabilities	21,915	19,103
Other non-current liabilities	768	10,141
Liability for uncertain tax positions	1,450	3,518
Deferred income taxes	2,626	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2022 and April 30, 2021	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,951,287 shares at April 30, 2022 and 24,777,295 shares at April 30, 2021	2	2
Additional paid-in capital	267,248	260,327
Accumulated other comprehensive (loss) income	(6,514)	343
Retained earnings	347,233	351,421
Total AeroVironment, Inc. stockholders’ equity	607,969	612,093
Noncontrolling interest	241	14
Total equity	608,210	612,107
Total liabilities and stockholders’ equity	$914,200	$928,566

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2022	2021	2020

Revenue:
Product sales	$240,683	$278,888	$256,758
Contract services (inclusive of related party revenue of $43,325, $42,426 and $60,864 for the years ended April 30, 2022, 2021, and 2020, respectively)	205,049	116,024	110,538
	445,732	394,912	367,296
Cost of sales:
Product sales	140,596	149,714	139,131
Contract services	163,900	80,640	75,063
	304,496	230,354	214,194
Gross margin:
Product sales	100,087	129,174	117,627
Contract services	41,149	35,384	35,475
	141,236	164,558	153,102
Selling, general and administrative	96,434	67,481	59,490
Research and development	54,689	53,764	46,477
(Loss) income from continuing operations	(9,887)	43,313	47,135
Other (loss) income:
Interest (expense) income, net	(5,440)	(618)	4,828
Other (expense) income, net	(10,313)	(8,330)	707
Sale of ownership in HAPSMobile Inc. joint venture	6,497	—	—
(Loss) income from continuing operations before income taxes	(19,143)	34,365	52,670
(Benefit from) provision for income taxes	(10,369)	539	5,848
Equity method investment income (loss), net of tax	4,589	(10,481)	(5,487)
Net (loss) income from continuing operations	(4,185)	23,345	41,335
Discontinued operations:
Loss on sale of business, net of tax benefit of $76 for the year ended April 30, 2020	—	—	(265)
Net loss from discontinued operations	—	—	(265)
Net (loss) income	(4,185)	23,345	41,070
Net (income) loss attributable to noncontrolling interest	(3)	(14)	4
Net (loss) income attributable to AeroVironment, Inc.	$(4,188)	$23,331	$41,074
Net (loss) income per share attributable to AeroVironment, Inc.—Basic
Continuing operations	$(0.17)	$0.97	$1.74
Discontinued operations	—	—	(0.01)
Net (loss) income per share attributable to AeroVironment, Inc.—Basic	$(0.17)	$0.97	$1.73
Net (loss) income per share attributable to AeroVironment, Inc.—Diluted
Continuing operations	$(0.17)	$0.96	$1.72
Discontinued operations	—	—	(0.01)
Net (loss) income per share attributable to AeroVironment, Inc.—Diluted	$(0.17)	$0.96	$1.71
Weighted-average shares outstanding:
Basic	24,685,534	24,049,851	23,806,208
Diluted	24,685,534	24,362,656	24,088,167

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended April 30,
	2022	2021	2020

Net (loss) income	$(4,185)	$23,345	$41,070
Other comprehensive (loss) income:
Unrealized (loss) gain on investments, net of deferred tax expense of $8, $1 and $14 for the fiscal years ended 2021, 2020 and 2019, respectively	(43)	(60)	50
Change in foreign currency translation adjustments	(6,814)	75	276
Total comprehensive (loss) income	(11,042)	23,360	41,396
Net (income) loss attributable to noncontrolling interest	(3)	(14)	4
Comprehensive (loss) income attributable to AeroVironment, Inc.	$(11,045)	$23,346	$41,400

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2019	23,946,293	2	176,216	286,351	2	462,571	4	462,575
Adoption of ASU 2018-09	—	—	—	665	—	665	—	665
Net income (loss)	—	—	—	41,074	—	41,074	(4)	41,070
Unrealized gain on investments	—	—	—	—	50	50	—	50
Foreign currency translation	—	—	—	—	276	276	—	276
Stock options exercised	16,189	—	100	—	—	100	—	100
Restricted stock awards	131,991	—	—	—	—	—	—	—
Restricted stock awards forfeited	(12,541)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(18,293)	—	(1,062)	—	—	(1,062)	—	(1,062)
Stock-based compensation	—	—	6,227	—	—	6,227	—	6,227
Balance at April 30, 2020	24,063,639	2	181,481	328,090	328	509,901	—	509,901
Net income	—	—	—	23,331	—	23,331	14	23,345
Unrealized loss on investments	—	—	—	—	(60)	(60)	—	(60)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	53,500	—	1,522	—	—	1,522	—	1,522
Restricted stock awards	117,468	—	—	—	—	—	—	—
Restricted stock awards forfeited	(5,509)	—	—	—	—	—	—	—
Business acquisition	573,794	—	72,384	—	—	72,384	—	72,384
Tax withholding payment related to net share settlement of equity awards	(25,597)	—	(1,992)	—	—	(1,992)	—	(1,992)
Stock-based compensation	—	—	6,932	—	—	6,932	—	6,932
Balance at April 30, 2021	24,777,295	2	260,327	351,421	343	612,093	14	612,107
Net (loss) income	—	—	—	(4,188)	—	(4,188)	3	(4,185)
Unrealized loss on investments	—	—	—	—	(43)	(43)	—	(43)
Foreign currency translation	—	—	—	—	(6,814)	(6,814)	—	(6,814)
Stock options exercised	114,362	—	2,776	—	—	2,776	—	2,776
Restricted stock awards	104,402	—	—	—	—	—	—	—
Restricted stock awards forfeited	(32,120)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,652)	—	(1,245)	—	—	(1,245)	—	(1,245)
Change in non-controlling interest	—	—	—	—	—	—	224	224
Stock based compensation	—	—	5,390	—	—	5,390	—	5,390
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2022	2021	2020

Operating activities
Net (loss) income	$(4,185)	$23,345	$41,070
Loss on sale of business, net of tax	—	—	265
Net (loss) income from continuing operations	(4,185)	23,345	41,335
Adjustments to reconcile net (loss) income from continuing operations to cash (used in) provided by operating activities:
Depreciation and amortization	60,825	19,262	9,888
(Income) loss from equity method investments, net	(5,889)	10,481	5,487
Amortization of debt issuance costs	789	145	—
Realized gain from sale of available-for-sale investments	—	(11)	(180)
Provision for doubtful accounts	(6)	(114)	388
Other non-cash expense (income)	649	(449)	(703)
Non-cash lease expense	6,814	5,150	4,574
Loss on foreign currency transactions	233	1	1
Deferred income taxes	(7,282)	(1,694)	3,419
Stock-based compensation	5,390	6,932	6,227
Loss (gain) on disposal of property and equipment	8,277	123	(71)
Amortization of debt securities	242	309	(1,423)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,084	17,177	(42,869)
Unbilled receivables and retentions	(31,883)	8,381	(22,790)
Inventories	(27,160)	(5,179)	8,855
Income taxes receivable	(442)	—	821
Prepaid expenses and other assets	(4,534)	(6,104)	831
Accounts payable	(7,044)	2,565	3,127
Other liabilities	(7,496)	6,212	8,180
Net cash (used in) provided by operating activities	(9,618)	86,532	25,097
Investing activities
Acquisition of property and equipment	(22,289)	(11,263)	(11,220)
Equity method investments	(6,884)	(2,675)	(14,498)
Business acquisitions, net of cash acquired	(46,150)	(385,614)	(18,641)
Proceeds from sale of ownership in equity method investment	6,497	—	—
Proceeds from loan repayment	4,345	—	—
Proceeds from sale of property and equipment	—	—	81
Redemptions of held-to-maturity investments	—	—	185,917
Purchases of held-to-maturity investments	—	—	(176,757)
Redemptions of available-for-sale investments	35,851	146,425	200,892
Purchases of available-for-sale investments	(23,882)	(125,644)	(106,607)
Other	224	—	—
Net cash (used in) provided by investing activities	(52,288)	(378,771)	59,167
Financing activities
Principal payments of term loan	(10,000)	—	—
Payment of contingent consideration	—	—	(868)
Tax withholding payment related to net settlement of equity awards	(1,245)	(1,992)	(1,062)
Holdback and retention payments for business acquisition	(7,814)	(1,492)	—
Exercise of stock options	2,776	1,522	100
Payment of debt issuance costs	(293)	(3,878)	—
Proceeds from long-term debt	—	200,000	—
Other	(31)	—	—
Net cash (used in) provided by financing activities	(16,607)	194,160	(1,830)
Effects of currency translation on cash and cash equivalents	(1,319)	—	—
Net (decrease) increase in cash, cash equivalents, and restricted cash	(79,832)	(98,079)	82,434
Cash, cash equivalents and restricted cash at beginning of period	157,063	255,142	172,708
Cash, cash equivalents and restricted cash at end of period	$77,231	$157,063	$255,142
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,879	$2,405	$532
Interest	$5,025	$—	$—
Non-cash activities
Unrealized (loss) gain on investments, net of deferred tax expense of $8, $1 and $14 for the fiscal years ended 2021, 2020 and 2019, respectively	$(43)	$(60)	$50
Issuance of common stock for business acquisition	$—	$72,384	$—
Change in foreign currency translation adjustments	$(6,814)	$75	$276
Issuances of inventory to property and equipment, ISR in-service assets	$17,481	$769	$—
Acquisitions of property and equipment included in accounts payable	$1,117	$756	$1,425

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries Arcturus UAV, Inc. (“Arcturus”), and Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”), as well as the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”) (collectively referred to herein as the “Company”).

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

On May 3, 2021, the Company closed its acquisition of Telerob pursuant to its previously announced Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Seller (collectively, the “Telerob Shareholders”), to purchase 100% of the issued and outstanding shares of Telerob

Seller’s wholly-owned subsidiary Telerob GmbH (the “Telerob Acquisition”). The assets, liabilities and operating results of Telerob GmbH have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

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

In December of 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). In March 2022, the Company sold its 7% share of HAPSMobile to Softbank. Following the sale, Softbank owns 100% of HAPSMobile. Prior to the sale, as the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment is accounted as an equity method investment. The Company has presented its proportion of HAPSMobile’s net loss in equity method investment loss, net of tax in the consolidated statement of operations. The carrying value of the investment in HAPSMobile was recorded in other assets. Refer to Note 9 – Equity Method Investments for further details.

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. In March 2022, the Company entered into a second related limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. Refer to Note 9 – Equity Method Investments for further details.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of research and development (“R&D”). Accordingly, the Company identifies four reportable segments.

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

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Arcturus Purchase Agreement, the Company maintained escrow accounts to address final purchase price adjustments post-Arcturus Closing and to address Arcturus UAV’s and/or the Sellers’ indemnification obligations. The restricted funds in the escrow account were recorded in other assets on the consolidated balance sheet. During the fiscal year ended April 30, 2022, the restricted cash was released, and the Company had no restricted cash as of April 30, 2022. As of April 30, 2021 restricted cash was $8,322,000.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated corporate bonds, and accounts receivable. The Company currently invests the majority of its cash in municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities and highly rated corporate bonds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate,

66%, 69% and 61% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2022, 2021 and 2020, respectively. These agencies accounted for 65% and 64% of the accounts receivable balances at April 30, 2022 and 2021, respectively. One such agency, the U.S. Army, accounted for 21%, 34% and 32% of the Company’s consolidated revenue for the years ended April 30, 2022, 2021 and 2020, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2022 and 2021, the retention balances were $736,000 and $700,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience, age of receivable and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of expected credit losses over the life of the receivable; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative (“SG&A”) expense in the period incurred with the exception of in-service ISR assets which is included in cost of sales expense in the period incurred.

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

Intangibles Assets — Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. Acquired intangible assets include technology, backlog, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed. The estimated useful life for the Company’s intangible assets are as follows:

Technology	3 - 12 years
Backlog	1 year
Licenses	3 years
Customer relationships	3 - 5 years
In-process research and development	3 years
Trademarks and tradenames	6 years
Non-compete agreements	Contractual term

The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. No impairment was recorded for the fiscal years ended April 30, 2022, 2021 or 2020.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. Goodwill is tested at the reporting unit level for impairment annually during the fourth quarter of the Company’s fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Goodwill is assigned to the reporting units based on specific identification. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of the Company’s use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the impairment test, the Company first assesses qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may bypass the qualitative assessment for some or all of its reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test the Company estimates the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the Company’s industry and require the Company to make certain assumptions and estimates regarding industry economic factors and future profitability of its business.

When performing the income approach for each reporting unit, the Company incorporates the use of projected financial information and a discount rate that are developed using market participant based assumptions. The cash-flow projections are based on seven-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and reviewed by management. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in its reporting units.

When performing the market approach for each reporting unit, the Company utilizes the guideline public company method and the guideline transaction method. The guideline public company method incorporates revenue and earnings multiples from publicly traded companies with operations and other characteristics similar to each reporting unit. The selected multiples consider each reporting unit’s relative growth, profitability, size, and risk relative to the selected publicly traded companies. The guideline transaction method incorporates implied multiples based on transactions from publicly traded companies with similar characteristics to each reporting unit.

No impairment was recorded for the fiscal years ended April 30, 2022, 2021 or 2020. The MUAS reporting unit is considered at higher risk of failing future quantitative impairment tests as the estimated fair value exceeded the carrying value by 9% for the fiscal year ended April 30, 2022.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

Accrued Sales Commissions

As of April 30, 2022 and 2021, the Company accrued sales commissions in other current liabilities of $3,219,000 and $2,716,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2022 and 2021, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,653,000 and $1,181,000, respectively.

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

The Company’s performance obligations are satisfied over time, which accounted for 57%, 43% and 42% of revenue during its fiscal years ended April 30, 2022, 2021 and 2020, respectively, or at a point in time, 43%, 57% and 58% during its fiscal year ended April 30, 2022, 2021 and 2020, respectively. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for TMS product deliveries, customization of UGV transport vehicles and Customer-Funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including ISR services, is recognized over time as services are rendered. The Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s small UAS, MUAS and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of small UAS, MUAS and UGV systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On April 30, 2022, the Company had approximately $210,780,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 94% of the remaining performance obligations as revenue in fiscal 2023 and an additional 6% in fiscal 2024.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the years ended April 30, 2022, 2021 or 2020. During the year ended April 30, 2022, the Company revised its estimates of the total expected costs to complete a TMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,124,000. During the year ended April 30, 2021, the Company revised its estimates of the total expected costs to complete a TMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,041,000. During the year ended April 30, 2020, the Company revised its estimates of the total expected costs to complete a TMS contract and a contract associated with a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,403,000 and an increase of approximately $1,099,000, respectively.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,
Revenue by segment	2022	2021	2020
Small UAS	$178,201	$235,854	$225,888
TMS	76,415	87,268	63,781
MUAS	93,156	15,837	—
HAPS	43,325	42,426	60,864
Other	54,635	13,527	16,763
Total revenue	$445,732	$394,912	$367,296

	Year Ended April 30,
Revenue by contract type	2022	2021	2020
FFP	$346,092	$307,413	$269,917
CPFF	93,428	86,719	94,176
T&M	6,212	780	3,203
Total revenue	$445,732	$394,912	$367,296

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

	Year Ended April 30,
Revenue by customer category	2022	2021	2020
U.S. government	$294,941	$271,273	$225,341
Non-U.S. government	150,791	123,639	141,955
Total revenue	$445,732	$394,912	$367,296

	Year Ended April 30,
Revenue by geographic location	2022	2021	2020
Domestic	$262,258	$241,898	$201,046
International	183,474	153,014	166,250
Total revenue	$445,732	$394,912	$367,296

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2022 or 2021 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2022, 2021, and 2020 that was included in contract liability balances at the beginning of each year were $3,144,000, $5,468,000 and $1,670,000, respectively.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of April 30, 2022 and 2021, the Company had $0 and $1,729,000 of costs to fulfill future performance obligations on contracts considered to be probable of occurrence. Costs to fulfill a contract are recorded in prepaid expenses and other current assets on the consolidated balance sheets.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2022, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Customer-funded research and development costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded research and development was approximately $84,247,000, $74,218,000 and $80,934,000 for the years ended April 30, 2022, 2021 and 2020, respectively. The related cost of sales for customer-funded research and development totaled approximately $59,054,000, $51,395,000 and $56,440,000 for the years ended April 30, 2022, 2021 and 2020, respectively.

In January 2017, the Company executed a cost sharing Other Transaction Agreement type contract funded by the US Federal Government to perform certain system design, development and functional testing activities specific to a new prototype UAS on a best-efforts basis. The term of the agreement was completed as of December 2020. Costs of $21,833,000 have been reimbursed to the Company as the activities were performed, while the Company was responsible for funding a minimum of $11,225,000. The Company has determined that the contract meets the criteria of ASC 912-730-05 Contractors – Federal Government and, therefore, all reimbursements are recorded as an offset to research and development expense in the consolidated statements of income. Reimbursements under the contract were $3,424,000 and $8,102,000 for the fiscal years ended April 30, 2021 and 2020, respectively.

Lease Accounting

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $451,000, $675,000 and $934,000 for the years ended April 30, 2022, 2021 and 2020, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2022, 2021 and 2020, foreign currency transaction losses that are included in other (expense) income, net in the accompanying statements of income were $242,000, $1,000, and $1,000, respectively.

(Loss) Earnings Per Share

Basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted (loss) earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2022	2021	2020

Continuing operations attributable to AeroVironment, Inc.	$(4,188,000)	$23,331,000	$41,339,000
Discontinued operations, net of tax	—	—	(265,000)
Net (loss) income attributable to AeroVironment, Inc.	$(4,188,000)	$23,331,000	$41,074,000
Denominator for basic earnings per share:
Weighted average common shares	24,685,534	24,049,851	23,806,208
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	312,805	281,959
Denominator for diluted earnings per share	24,685,534	24,362,656	24,088,167

During the years ended April 30, 2022, 2021 and 2020, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the fiscal year ended April 30, 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 224,000, 3,000 and 3,000 for the years ended April 30, 2022, 2021 and 2020, respectively.

Recently Adopted Accounting Standards

Effective May 1, 2021, the Company adopted ASU 2019-12, Simplifying the Accounting for Income Taxes (Topic 740). This ASU simplifies the accounting for income taxes by removing certain exceptions to the general principles in Topic 740 including removing the requirement to limit income tax expense (benefit) in an interim period to the full year projected amounts. The Company adopted ASU 2019-12 using the prospective method, applying the new guidance accounting for income taxes after adoption. The adoption of ASU 2019-12 did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to apply the guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. ASU 2021-08 is adopted prospectively and could impact future acquisitions.

2.           Discontinued Operations

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its EES Business to Webasto pursuant to a Purchase Agreement between Webasto and the Company. In accordance with the terms of the Purchase Agreement, as amended by a side letter agreement executed at the closing, the Company received cash consideration of $31,994,000 upon closing. During the year ended April 30, 2020, the Company and Webasto engaged an independent accounting firm to resolve a working capital dispute. In June 2020, the independent accounting firm determined the final adjustment to the working capital dispute to be $341,000 which has been recorded net of tax as a loss of discontinued operations in the consolidated statements of income for the year ended April 30, 2020.

The Company was entitled to receive additional cash consideration of $6,500,000 (the “Holdback”) upon tendering consents to assignment of two remaining customer contracts to Webasto. The Holdback was not recorded in the Company’s consolidated financial statements as the amount was not realized or realizable as of April 30, 2022.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. While the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims at such time, as a result of the settlement negotiations, the Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other (expense) income on the consolidated statements of (loss) income and in other current liabilities on the consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of its former EES business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 in other (expense) income on the consolidated statements of operations and in other current liabilities on the consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 will occur over a 24 month period from the effective date of the settlement agreement and Webasto will retain the Holdback. As of April 30, 2022, $5,000,000 of the settlement has been paid.

Concurrent with the execution of the Purchase Agreement, the Company entered into a transition services agreement (the “TSA”) to provide certain general and administrative services to Webasto for a defined period. Income from performing services under the TSA was $0, $38,000 and $551,000 and has been recorded in other income, net in the consolidated statements of (loss) income for the fiscal years ended April 30, 2022, 2021 and 2020, respectively.

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

Year Ended April 30,
	2022	2021	2020

Net sales	$—	$—	$—
Cost of sales	—	—	—
Gross margin	—	—	—
Selling, general and administrative	—	—	—
Research and development	—	—	—
Other income, net	—	—	—
Loss from discontinued operations before income taxes	—	—	—
Benefit for income taxes	—	-	-
Net loss from discontinued operations	$—	$—	$—
Loss on sale of business, net of tax benefit of $76 for the year ended April 30, 2020	—	—	(265)
Net loss from discontinued operations	$—	$—	$(265)

3.           Investments

Investments consist of the following:

	April 30,
	2022	2021
Short-term investments:
Available-for-sale securities:
Municipal securities	19,725	22,245
U.S. government securities	4,991	4,009
Corporate bonds	—	5,717
Total short-term investments	$24,716	$31,971
Long-term investments:
Available-for-sale securities:
Municipal securities	—	988
U.S. government securities	—	4,000
Total long-term available-for-sale investments	—	4,988
Equity method investments
Investment in limited partnership fund	15,433	7,168
Total equity method investments	15,433	7,168
Total long-term investments	$15,433	$12,156

Available-For-Sale Securities

As of April 30, 2022 and 2021, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities, U.S. government agency securities, and investment grade corporate bonds. Interest earned from these investments is recorded in interest (expense) income. Realized gains on sales of these investments on the basis of specific identification is recorded in interest (expense) income.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of April 30, (in thousands):

	April 30, 2022				April 30, 2021
		Gross	Gross			Gross	Gross
	Amortized	Unrealized	Unrealized	Fair	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value	Cost	Gains	Losses	Value
Municipal securities	$19,756	$—	$(31)	$19,725	$23,227	$8	$(2)	$23,233
U.S. government securities	4,995	—	(4)	4,991	8,008	1	—	8,009
Corporate bonds	—	—	—	—	5,718	—	(1)	5,717
Total available-for-sale investments	$24,751	$—	$(35)	$24,716	$36,953	$9	$(3)	$36,959

The amortized cost and fair value of the Company’s available-for-sale securities by contractual maturity at April 30, 2022, are as follows:

	Cost	Fair Value
Due within one year	$24,751	$24,716
Due after one year through five years	—	—
Total	$24,751	$24,716

4.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$24,716	$—	$24,716
Contingently returnable consideration	—	—	143	143
Total	$—	$24,716	$143	$24,859

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,084	$1,084
Total	$—	$—	$1,084	$1,084

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2021, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$36,959	$—	$36,959
Contingently returnable consideration	—	—	479	479
Total	$—	$36,959	$479	$37,438

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2021	$479	$—
Business acquisition	—	889
Transfers to Level 3	—	—
Total losses (realized or unrealized)
Included in selling, general and administrative	336	195
Settlements	—	—
Balance at April 30, 2022	$143	$1,084
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at April 30, 2022	$—	$—

The fair value measurement tables above have been corrected to present the fair value of the contingently returnable consideration associated with the acquisition of ISG of $479,000 as of April 30, 2021 and subsequent changes in fair value, which is recorded in other assets on the consolidated balance sheet. The tables previously included the fair value of the contingent consideration, rather than the returnable contingent consideration. The returnable contingent consideration represents the difference between the $6,000,000 cash consideration paid to the sellers in escrow and the fair value of the contingent consideration of $5,857,000 as of April 30, 2022.

Pursuant to the ISG Purchase Agreement, the sellers may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the 3 years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the fiscal year ended April 30, 2022, the target for the first and second years were achieved, and the related consideration of $2,000,000 for the first year was released from an escrow account that is not controlled by the Company and, therefore, not recorded on the consolidated balance sheet. The related consideration of $2,000,000 for the second year is in an escrow account not controlled by the Company and is expected to be released during the three months ended July 30, 2022. The fair value of the contingently returnable consideration is equal to the difference between the maximum value of the contingent consideration and the fair value of the contingent consideration and is recorded in other assets on the consolidated balance sheet.

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $7,272,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The first year earnout of €2,000,000 was not achieved. The fair value of the contingent consideration is recorded in other current liabilities on the consolidated balance sheet. See Note 21—Business Acquisitions.

5.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2022	2021

	(In thousands)
Raw materials	$42,310	$23,997
Work in process	28,034	13,825
Finished goods	32,619	44,113
Inventories, gross	102,963	81,935
Reserve for inventory excess and obsolescence	(12,334)	(10,289)
Inventories, net	$90,629	$71,646

For the fiscal years ended April 30, 2022, 2021 and 2020, the Company recorded inventory reserve charges of $2,271,000, $1,178,000 and $5,377,000, respectively. Of the $5,377,000 inventory reserve recorded during fiscal year ended April 30, 2020, approximately $2,600,000 related to an impairment of the remaining net book value of the Company’s Quantix commercial UAS solution.

6.           Intangibles, net

The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2022	2021
Technology	$56,913	$46,850
Licenses	1,008	1,008
Customer relationships	72,448	68,073
Backlog	2,100	—
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	144	3
Intangibles, gross	133,551	116,872
Less accumulated amortization	(36,327)	(10,604)
Intangibles, net	$97,224	$106,268

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. The weighted average amortization period at April 30, 2022 and 2021 was four years and five years, respectively. Amortization expense for the years ended April 30, 2022, 2021 and 2020 was $26,558,000, $6,469,000 and $2,822,000, respectively.

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

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2023	$27,760
2024	26,870
2025	18,156
2026	13,114
2027	2,485
$88,385

7.           Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	HAPS	All other	Total
Balance at April 30, 2021	$6,340	$—	$288,611	$—	$19,254	$314,205
Additions to goodwill	—	—	1,546	—	18,596	20,142
Balance at April 30, 2022	$6,340	$—	$290,157	$—	$37,850	$334,347

	Small UAS	TMS	MUAS	HAPS	All other	Total
Balance at April 30, 2020	$6,340	$—	$—	$—	$—	$6,340
Additions to goodwill	—	—	288,611	—	19,254	307,865
Balance at April 30, 2021	$6,340	$—	$288,611	$—	$19,254	$314,205

The addition during the fiscal year ended April 30, 2022 to the MUAS segment relates to measurement period adjustments for pre-acquisition tax returns. The addition to All other goodwill is attributable to the Telerob acquisition, which was recorded in Euros and translated to dollars at each reporting date. The addition during the fiscal year ended April 30, 2021 to the MUAS segment is attributable to the Arcturus Acquisition, and the addition to All other is attributable to the ISG acquisition. The goodwill balance at April 30, 2020 is attributable to the acquisition of Pulse. Refer to Note 21—Business Acquisitions for further details.

8.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2022	2021

	(In thousands)
In-service ISR assets	$48,496	$36,047
Leasehold improvements	20,842	18,703
Machinery and equipment	64,759	53,943
Furniture and fixtures	4,239	3,698
Computer equipment and software	41,476	36,618
Construction in process	4,618	2,689
Property and equipment, gross	184,430	151,698
Less accumulated depreciation and amortization	(122,134)	(92,802)
Property and equipment, net	$62,296	$58,896

Depreciation expense for the years ended April 30, 2022, 2021 and 2020 was $30,493,000, $12,793,000 and $7,066,000, respectively. During the fiscal year ended April 30, 2022, the Company recorded losses on the disposal of in-service ISR assets which included the write-off of $1,378,000 of non-cash purchase accounting fair value adjustments.

9.           Investments in Companies Accounted for Using the Equity Method

In December 2017, the Company and SoftBank formed a joint venture, HAPSMobile, which is a Japanese corporation. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership interest in exchange for an investment of 210,000,000 yen ($1,860,000). The Company subsequently purchased additional shares of HAPSMobile in order to maintain a 5% ownership stake in the joint venture. The first such purchase occurred on April 17, 2018, at which time the Company invested 150,000,000 yen ($1,407,000) for the purchase of additional shares of HAPSMobile. On January 29, 2019, the Company invested an additional 209,500,000 yen ($1,926,000) to maintain its 5% ownership stake. On February 9, 2019, the Company elected to purchase 632,800,000 yen ($5,671,000) of additional shares of HAPSMobile to increase the Company’s ownership in the joint venture from 5% to 10%, and on May 10, 2019, the Company purchased 500,000,000 yen ($4,569,000) of additional shares of HAPSMobile to maintain its 10% ownership stake. The Company’s ownership percentage was subsequently diluted from 10% to approximately 5%. On December 4, 2019, the Company purchased 540,050,000 yen ($4,982,000) of additional shares of HAPSMobile to increase its ownership stake to approximately 7%. In March 2022, the Company sold it’s 7% equity interest in HAPSMobile to SoftBank, for 808,008,000 yen ($6,497,000) and a gain was recorded in sale of ownership in HAPSMobile Inc. joint venture. Following the sale, SoftBank owns 100% of HAPSMobile. As of April 30, 2022, the Company had no ownership stake in HAPSMobile.

On May 29, 2021, the Company entered into an amendment to the DDA with HAPSMobile. The parties agreed to the amendment in anticipation of the Company and SoftBank entering into a Master Design and Development Agreement (“MDDA”) with each other to continue the design and development of the Solar High Altitude Pseudo-Satellite (“Solar HAPS”) aircraft developed under the DDA.

On May 29, 2021, the Company and SoftBank entered into a MDDA to continue the development of Solar HAPS. Pursuant to the MDDA, which has a five-year term, SoftBank will issue orders to the Company for the Company to perform design and development services and produce deliverables as specified in the applicable order(s). Upon the execution of the MDDA, SoftBank issued to the Company, and the Company accepted, the first order under the MDDA which has a maximum value of approximately $51,200,000. Concurrent with the execution of the MDDA, each of SoftBank and the Company agreed to lend HAPSMobile loans which are convertible into shares of HAPSMobile under certain conditions, and to cooperate with each other to explore restructuring and financing options for HAPSMobile to continue the development of Solar HAPS. The Company committed to lend 500,000,000 yen. On June 7, 2021 the Company funded 130,000,000 yen ($1,195,000) of the loan agreement. On August 13, 2021, the Company made the second payment of the loan agreement in the amount of 180,000,000 yen ($1,638,000). On October 29, 2021, the Company made the final payment under the loan agreement in the amount of 190,000,000 yen ($1,674,000). On March 1, 2022, HAPSMobile repaid the Company the loan in full plus accrued interest in the amount of 503,832,000 yen ($4,345,000). The repayment resulted in equity method income during the fiscal year ended April 30, 2022 up to the extent of the previously recognized equity method losses associate with the loan.

Prior to the sale of the equity interest, the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, and therefore, the Company’s investment was accounted for as an equity method investment. At April 30, 2022, 2021 and 2020, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $0, $10,530,000 and $4,982,000, respectively, in equity method investment loss, net of tax in the consolidated statements of income. During the fiscal year ended April 30, 2021, the Company recorded its proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC in the amount of $8,363,000. HAPSMobile initially made its investment in Loon LLC in April 2019. The impairment recorded by HAPSMobile is included in realized and unrealized losses on investments in the summarized financial information shown below. At April 30, 2022 and 2021, the carrying value of the investment in HAPSMobile of $0 was recorded in other assets, long-term.

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contributions totaling $4,948,000 to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. The Company made additional contributions of $2,377,000 and $2,675,000 during the fiscal years ended April 30, 2022 and 2021, respectively. Under the terms of the limited partnership agreement, there are no further contribution commitments to the fund as of April 30, 2022. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. At April 30, 2022, 2021 and 2020, the Company recorded its ownership percentage of the net gain (loss) of the limited partnership, or $5,889,000 $49,000 and $(394,000), respectively, in equity method investment income (loss), net of deferred taxes of $1,300,000, $11 and $111,000, respectively, in the consolidated statements of income. At April 30, 2022 and 2021, the carrying value of the investment in the limited partnership of $15,433,000 and $7,168,000, respectively, was recorded in available-for-sale long-term investments.

In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. In May 2022, the Company made its initial capital contribution to the second fund of $2,774,000. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest.

Summarized financial information of the equity method investments, including HAPSMobile for the period of fiscal year 2022 prior to the sale of equity interest, are as follows:

	April 30,
	2022	2021

	(In thousands)
Current assets	$3,243	$9,106
Noncurrent assets	140,178	65,717
Current liabilities	$683	$76,492

	Year Ended April 30,
	2022	2021	2020

	(In thousands)
Revenues	$187	$159	$25
Gross loss	(13,113)	(1,241)	(1,331)
Realized and unrealized losses on investments	63,314	(131,971)	(7,028)
Net loss	$40,349	$(190,454)	$(85,818)

10.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2022	2021

	(In thousands)
Beginning balance	$2,341	$2,015
Balance acquired from acquisition	256	—
Warranty expense	1,089	1,650
Warranty costs settled	(1,496)	(1,324)
Ending balance	$2,190	$2,341

11.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $6,842,000, $5,764,000 and $4,744,000 in contributions to the plan for the years ended April 30, 2022, 2021 and 2020, respectively.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (SOFR) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the First Amendment to Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of April 30, 2022, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2022	2021
	(In thousands)	(In thousands)
Term loans	$190,000	$200,000
Revolving credit facility	—	—
Total debt	190,000	200,000
Less current portion	10,000	10,000
Total long-term debt, less current portion	180,000	190,000
Less unamortized debt issuance costs - term loans	2,160	2,488
Total long-term debt, net of unamortized debt issuance costs - term loans	$177,840	$187,512
Unamortized debt issuance costs - revolving credit facility	$1,076	$1,244
Current period interest rate	2.6%	2.2%

Future long-term debt principal payments at April 30, 2022 were as follows:

(In thousands)
2023	$10,000
2024	10,000
2025	10,000
2026	160,000
2027	—
$190,000

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

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The Company defines the initial lease term to include renewal options determined to be reasonably certain. The Company’s leases have remaining lease terms of less than one year to eight years, some of which may include options to extend the lease for up to 10 years, and some of which may include options to terminate the lease after two years. If the Company determines it is reasonably certain of exercising an option to extend or terminate, the option is included in the Company’s determination of lease assets and liabilities. For operating leases, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The Company does not have any material finance leases, restrictions or covenants in its lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

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

The components of lease costs recorded in cost of sales for product sales and contract services and SG&A expense were as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2022	2021
Operating lease cost	$6,814	$5,150
Short term lease cost	840	602
Variable lease cost	653	23
Sublease income	(176)	(91)
Total lease costs, net	$8,131	$5,684

Supplemental lease information was as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2022	2021
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$6,925	$5,070
Right-of-use assets obtained in exchange for new lease liabilities	$10,238	$18,729

Weighted average remaining lease term	62 months	71 months
Weighted average discount rate	3.4%	3.6%

Maturities of operating lease liabilities as of April 30, 2022 were as follows (in thousands):

2022	$6,819
2023	6,980
2024	6,070
2025	3,675
2026	2,540
Thereafter	5,484
Total lease payments	31,568
Less: imputed interest	(2,834)
Total present value of operating lease liabilities	$28,734

14.          Stock-Based Compensation

For the years ended April 30, 2022, 2021 and 2020, the Company recorded stock-based compensation expense of approximately $5,390,000, $6,932,000 and $6,227,000, respectively.

On September 24, 2021, the stockholders of the Company approved the 2021 Equity Incentive Plan (“2021 Plan”) effective September 24, 2021, for officers, directors, key employees and consultants. Under the 2021 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of the compensation committee, which consists of outside directors. The sum of any cash compensation, or other compensation, and the value of awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year may not exceed $500,000, which amount is increased to $700,000 in the fiscal year of a non-employee director’s initial year of service as a non-employee director. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant.

On January 14, 2007, the stockholders of the Company approved the 2006 Equity Incentive Plan (“2006 Plan”) effective January 21, 2007, for officers, directors, key employees and consultants. On September 29, 2011, the stockholders of the Company approved an amendment and restatement of the 2006 Plan (“Restated 2006 Plan”). Under the Restated 2006 Plan, incentive stock options, nonqualified stock options, restricted stock awards, stock appreciation right awards, performance share awards, performance stock unit awards, dividend equivalents awards, stock payment awards, deferred stock awards, restricted stock unit awards, other stock-based awards, performance bonus awards or performance-based awards may be granted at the discretion of the compensation committee, which consists of outside directors. A maximum of 4,884,157 shares of stock may be issued pursuant to awards under the Restated 2006 Plan. The maximum number of shares of common stock with respect to one or more awards that may be granted to any one participant during any twelve month period is 2,000,000. A maximum of $5,000,000 may be paid in cash to any one participant as a performance-based award during any twelve month period. The exercise price for any incentive stock option shall not be less than 100% of the fair market value on the date of grant. Vesting of awards is established at the time of grant. The Restated 2006 Plan expired in July 2021.

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

Information related to the stock option plans at April 30, 2022, 2021 and 2020, and for the years then ended is as follows:

	Restated 2006 Plan		2002 Plan		1992 Plan
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at April 30, 2019	337,026	25.25	—	—	14,302	0.59
Options granted	—	—	—	—	—	—
Options exercised	(3,000)	31.15	—	—	(13,189)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2020	334,026	25.19	—	—	1,113	0.59
Options granted	—	—	—	—	—	—
Options exercised	(53,500)	28.45	—	—	(1,113)	0.59
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2021	280,526	24.57	—	—	—	—
Options granted	—	—	—	—	—	—
Options exercised	(114,362)	24.28	—	—	—	—
Options canceled	—	—	—	—	—	—
Outstanding at April 30, 2022	166,164	24.78	—	—	—	—
Options exercisable at April 30, 2022	166,164	$24.78	—	$—	—	$—

The total intrinsic value of all options exercised during the years ended April 30, 2022, 2021 and 2020 was approximately $4,785,000, $4,828,000, and $833,000, respectively. The intrinsic value of all options outstanding at April 30, 2022 and 2021 was $9,229,000 and $24,068,000, respectively. The intrinsic value of all exercisable options at April 30, 2022 and 2021 was $9,229,000 and $24,068,000, respectively.

The Company had zero non-vested stock options as of April 30, 2022 and the year then ended.

As of April 30, 2022, there was approximately $10,583,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 2.1 years.

No options were granted during the fiscal years ended April 30, 2022, 2021 and 2020. The total fair value of shares vesting during the years ended April 30, 2022, 2021 and 2020 was $5,901,000, $5,312,000 and $4,900,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2022, 2021 and 2020 were approximately $2,776,000, $1,522,000 and $100,000, respectively. The tax benefit realized from stock-based compensation was $0 during the years ended April 30, 2022, 2021 and 2020, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2022:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2022	Years	Price	2022	Price
$18.07	-	18.32	30,000	0.98	$18.07	30,000	$18.07
18.33	-	22.64	20,000	0.98	18.57	20,000	18.57
22.65	-	26.99	50,000	3.15	26.70	50,000	26.70
27.00	-	29.27	50,000	1.56	27.27	50,000	27.27
29.28	-	31.27	16,164	2.26	31.27	16,164	31.27
$18.07	-	31.27	166,164	1.93	$24.78	166,164	$24.78

The remaining weighted average contractual life of exercisable options at April 30, 2022 was 1.93 years.

Information related to the Company’s restricted stock awards at April 30, 2022 and for the year then ended is as follows:

	2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2021	—	$—	180,028	$83.02
Stock granted	47,026	75.66	57,376	66.10
Stock vested	—	—	(94,389)	62.52
Stock canceled	(1,950)	74.27	(30,170)	89.58
Unvested stock at April 30, 2022	45,076	$75.71	112,845	$89.80

Information related to the Company’s restricted stock units at April 30, 2022 and for the year then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2021	—	$—
Stock granted	4,395	97.96
Stock vested	—	—
Stock canceled	—	—
Unvested stock at April 30, 2022	4,395	$97.69

15.          Long-Term Incentive Awards

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the

PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal year ended April 30, 2022, the Company recorded $752,000 of compensation expense related to the Fiscal 2022 LTIP. At April 30, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $10,473,000.

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal year ended April 30, 2022, the Company recorded a reversal of $(634,000) compensation expense related to the Fiscal 2021 LTIP. During the fiscal year ended April 30, 2021, the Company recorded $1,072,000 of compensation expense related to the Fiscal 2021 LTIP. At April 30, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $6,021,000.

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 200% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of common stock. During the fiscal year ended April 30, 2022, the Company recorded a reversal of $(701,000) compensation expense related to the Fiscal 2020 LTIP. During the fiscal years ended April 30, 2021 and 2020, the Company recorded $620,000 and $649,000 of compensation expense related to the Fiscal 2020 LTIP, respectively. At April 30, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2020 LTIP is $3,335,000.

During the three months ended July 28, 2018, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2019 LTIP”). Awards under the Fiscal 2019 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2019, July 2020 and July 2021, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2021. During the three months ended July 31, 2021, the Company issued a total of 12,101 fully-vested shares of common stock to settle the PRSUs in the Fiscal 2019 LTIP. No compensation expense was recorded during fiscal year ended April 30, 2022 for the Fiscal 2019 LTIP. During the fiscal years ended April 30, 2021 and 2020, the Company recorded $368,000, and $386,000 of compensation expense related to the Fiscal 2019 LTIP, respectively.

During the three months ended July 29, 2017, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2018 LTIP”). Awards under the Fiscal 2018 LTIP consist of: (i) time-based restricted stock awards which vest in equal tranches in July 2018, July 2019 and July 2020, and (ii) PRSUs which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2020. During the three months ended August 1, 2020, the Company issued a total of 16,228 fully-vested shares of common stock to settle the

PRSUs in the Fiscal 2018 LTIP. No compensation expense was recorded during fiscal years ended April 30, 2022 or 2021 for the Fiscal 2018 LTIP. During the fiscal years ended April 30, 2020, the Company recorded $193,000 of compensation expense related to the Fiscal 2018 LTIP

At April 30, 2022 and 2021, the Company recorded cumulative stock-based compensation expense from these long-term incentive awards of $4,594,000 and $5,177,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

16.          Income Taxes

The components of income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Domestic	$(10,187)	$34,274	$52,730
Foreign	(8,956)	91	(60)
Income from continuing operations before income taxes	(19,143)	34,365	52,670

Equity method investment loss	5,889	(10,481)	(5,487)
Total income from continuing operations before income taxes	$(13,254)	$23,884	$47,183

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2022	2021	2020
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	4.9	—	—
State and local income taxes, net of federal benefit	40.8	(1.4)	(2.1)
R&D and other tax credits	23.0	(11.5)	(6.8)
Valuation allowance	(37.4)	3.2	3.4
Return to provision adjustments	(0.9)	(0.3)	0.1
Permanent items	(3.3)	3.6	0.7
Foreign derived intangible income	—	(7.6)	(3.9)
Excess benefit of equity awards	5.2	(5.7)	(1.5)
Other	0.9	0.3	0.2
Effective income tax rate	54.2%	1.6%	11.1%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30,
	2022	2021	2020
Current:
Federal	$(3,025)	$3,094	$3,005
State	165	448	390
Foreign	279	—	—
	(2,581)	3,542	3,395
Deferred:
Federal	(5,764)	(3,247)	2,063
State	483	244	421
Foreign	(2,507)	—	(31)
	(7,788)	(3,003)	2,453
Total income tax expense	$(10,369)	$539	$5,848

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2022	2021
Deferred income tax assets:
Accrued expenses	$3,399	$4,422
Stock based compensation	1,892	2,492
Allowances, reserves, and other	4,455	1,482
Outside basis difference	89	4,617
Unrealized loss on securities	3,229	110
Net operating loss and credit carry-forwards	41,931	33,155
Intangibles basis	—	—
Lease liability	6,303	5,645
Total deferred income tax assets	61,298	51,923
Deferred income tax liabilities:
Fixed asset basis	(10,413)	(10,286)
Right-of-use asset	(5,878)	(5,119)
Intangibles basis	(15,503)	(17,004)
Total deferred income tax liabilities	(31,794)	(32,409)
Valuation allowance	(24,840)	(17,453)
Net deferred tax assets	$4,664	$2,061

At April 30, 2022 and 2021 the Company recorded a valuation allowance of $24,840,000 and $17,453,000, respectively, primarily against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against capital loss carryforward. The valuation allowance increased by $7,387,000 and $3,304,000 for April 30, 2022 and April 30, 2021, respectively.

At April 30, 2022 the Company had state credit carryforwards of $31,379,000 that do not expire and federal tax credit carryforwards of $5,875,000 that begin to expire in 2041.

At April 30, 2022, the Company had federal, state and foreign net operating loss carryforwards of approximately $88,863,000, $93,485,000 and $64,000, respectively. The federal and $47,000 of the state net operating losses carry forward indefinitely. $93,438,000 of state net operating losses will begin expiring in fiscal year 2032, and the foreign loss carryforward will begin expiring in fiscal year 2023. Utilization of federal and state net operating loss carryforwards may be subject to substantial annual limitation due to the ownership change limitations provided by Section 382 of the Internal Revenue Code, as amended and similar state provisions.

At April 30, 2022 and 2021, the Company had approximately $17,806,000 and $17,556,000, respectively, of unrecognized tax benefits of which $4,969,000 would impact the Company’s rate and $9,956,000 would result in an increase in valuation allowance. The Company estimates that $3,263,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2022 and 2021 (in thousands):

	April 30,
	2022	2021
Balance as of May 1	$17,556	$14,347
Increases related to prior year tax positions	415	1,305
Decreases related to prior year tax positions	(239)	(116)
Increases related to current year tax positions	1,398	2,074
Decreases related to lapsing of statute of limitations	(1,324)	(54)
Balance as of April 30	$17,806	$17,556

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2022 and 2021, the Company had accrued approximately $302,000 and $23,000, respectively, of interest and penalties related to uncertain tax positions. The Company is currently under audit by various state jurisdictions. The 2018 to 2021 tax years remain open to examination by the IRS for federal income taxes. The tax years 2010 to 2012 and 2018 to 2021 remain open for major state taxing jurisdictions.

On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, a $2 trillion relief package comprising a combination of tax provisions and other stimulus measures. The CARES Act broadly provides entities tax payment relief and significant business incentives and makes certain technical corrections to the 2017 Tax Cuts and Jobs Act, or the Tax Act. The tax relief measures for entities include a five-year net operating loss carry back, increases interest expense deduction limits, acceleration of alternative minimum tax credit refunds, payroll tax relief, and a technical correction to allow accelerated deductions for qualified improvement property. The Act also provides other non-income tax benefits, including federal funding for a range of stabilization measures and emergency funding to assist those impacted by the COVID-19 pandemic. Similar legislation is being enacted in other jurisdictions in which the Company operates. ASC Topic 740, Income Taxes, requires the effect of changes in tax rates and laws on deferred tax balances to be recognized in the period in which new legislation is enacted. The enactment of the CARES Act and similar legislation in other jurisdictions in which the Company operates was not material to the Company’s income tax benefit for the year ended April 30, 2022.

17.          Accumulated Other Comprehensive Income

The components of accumulated other comprehensive income are as follows (in thousands):

			Total Accumulated
			Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation Adjustments	Income
Total accumulated other comprehensive income balance as of April 30, 2021	$(10)	$353	$343
Unrealized losses, net of $8 of taxes	(43)	—	(43)
Changes in foreign currency translation adjustments	—	(6,471)	(6,471)
Amounts reclassified to other (expense) income, net	—	(343)	(343)
Total accumulated other comprehensive income balance as of April 30, 2022	$(53)	$(6,461)	$(6,514)

18.          Changes in Accounting Estimates

During the year ended April 30, 2022, the Company revised its estimates of the achievement of the performance metrics of the Company’s long term incentive plans, which resulted in a cumulative adjustment to reduce previously recognized compensation expense of $1,602,000. During the years ended April 30, 2022, 2021 and 2020, the Company revised its estimates at completion of various contracts recognized using the over time method, which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. During the year ended April 30, 2022, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,124,000. During the year ended April 30, 2021, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,041,000. During the year ended April 30, 2020, the Company revised its estimates of the total expected costs to complete a TMS contract and a contract associated with a design and development agreement. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease of approximately $1,403,000 and an increase of approximately $1,099,000, respectively.

19.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $36,000, $29,000 and $59,000 for fiscal years ended April 30, 2022, 2021 and 2020, respectively, for consulting services independent of his board service.

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

The Company recorded revenue under both the MDDA and DDA and preliminary design agreements between the Company and SoftBank of $43,325,000, $42,426,000 and $60,864,000 for the fiscal years ended April 30, 2022, 2021 and 2020, respectively. At April 30, 2022 and 2021, the Company had unbilled related party receivables from HAPSMobile of $2,229,000 and $544,000 recorded in unbilled receivables and retentions on the consolidated balance sheet, respectively. As of April 30, 2022, the Company had no ownership stake in HAPSMobile and SoftBank and HAPSMobile are no longer considered related parties. Refer to Note 9 – Equity Method Investments for further details.

20.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. Refer to Note 13—Leases for additional information.

Contingencies

The Company is subject to legal proceedings and claims which arise out of the ordinary course of its business. Although adverse decisions or settlements may occur, the Company, in consultation with legal counsel, believes that the final disposition of such matters will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company. During the fiscal year ended April 30, 2022 the Company entered into a settlement agreement with Webasto to settle all claims. Refer to Note 2—Discontinued Operations for further details.

At April 30, 2022 and 2021, the Company had outstanding letters of credit totaling $5,968,000 and $5,029,000, respectively.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. During the fiscal year ended April 30, 2020, the Company settled rates for its incurred cost claims with the DCAA for fiscal year 2015 for an amount not significant. At April 30, 2022 and 2021, the Company had no reserve for open incurred cost claim audits.

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

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. During the fiscal year ended April 30, 2022, the Company finalized its determination of the fair value of the assets and liabilities assumed as of the acquisition date, which is summarized in the following table (in thousands):

May 3,
2021
Fair value of assets acquired:
Accounts receivable	$1,045
Unbilled receivable	829
Inventories, net	15,074
Prepaid and other current assets	314
Property and equipment, net	1,571
Operating lease assets	1,508
Other assets	494
Technology	11,500
Backlog	2,400
Customer relationships	5,000
Other intangible assets	102
Goodwill	20,800
Total assets acquired	$60,637

Fair value of liabilities assumed:
Accounts payable	$1,136
Wages and related accruals	560
Customer advances	1,243
Current operating lease liabilities	361
Other current liabilities	3,310
Non-current operating lease liabilities	1,147
Other non-current liabilities	224
Deferred income taxes	5,617
Total liabilities assumed	13,598
Total identifiable net assets	$47,039

Fair value of consideration:
Cash consideration, net of cash acquired	$46,150
Contingent consideration	889
Total	$47,039

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

Supplemental Pro Forma Information (unaudited)

Telerob revenue and loss from operations for the year ended April 30, 2022 since acquisition on May 3, 2021 was $29,177,000 and $12,115,000, respectively. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Year Ended
	April 30,	April 30,
	2022	2021
Revenue	$445,732	$428,353
Net (loss) income attributable to AeroVironment, Inc.	$2,334	$17,345

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

The Company incurred approximately $1,186,000 of acquisition-related expenses for the fiscal year ended April 30, 2022. These expenses are included in selling, general and administrative on the Company’s consolidated statement of operations.

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

The final cash consideration is subject to certain customary adjustments, including for net working capital, cash, debt and unpaid transaction expenses (including change in control related payments triggered by the transaction) of Arcturus at the Arcturus closing, less $6,500,000 to be held in escrow to address final purchase price adjustments post-Arcturus closing, if any (the “Adjustment Escrow”), and $1,822,500 to be held in escrow to address Arcturus’s and/or the Sellers’ indemnification obligations (the “Indemnification Escrow”). During the fiscal year ended April 30, 2022, the Adjustment Escrow of $6,500,000, less $509,000 of post-closing adjustments, and Indemnification Escrow of $1,822,500 was released to the Arcturus Sellers. To further address potential breaches of Arcturus’s and the Sellers’ representations and warranties beyond the application of the Indemnification Escrow, the Company also obtained representation and warranty insurance policies providing $40,000,000 in coverage, subject to customary terms, exclusions and retention amounts.

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. During the fiscal year ended April 30, 2022, the Company finalized its determination of the fair value of the assets and liabilities assumed as of the acquisition date, which is summarized in the following table (in thousands):

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

In connection with the ISG Acquisition, the Company (i) paid a base purchase price of $29,700,000 in cash at closing and (ii) may pay additional cash consideration of up to $6,000,000, which is held in escrow account not controlled by the Company, based on the achievement of certain revenue targets by ISG during the 3 years following closing, in each case, subject to the terms and conditions of the ISG Purchase Agreement, including certain customary adjustments. During the fiscal year ended April 30, 2022, the target for the first year was achieved and the related consideration of $2,000,000 was released from an escrow account that is not controlled by the Company and, therefore, not recorded on the consolidated balance sheet.

As a condition to closing pursuant to the ISG Purchase Agreement, the Company and the ISG Seller entered into certain ancillary agreements, including a transition services agreement through February 2023 and two subleases pursuant to which the ISG Seller will provide the Company certain services and facilities space to accommodate the transition of ISG to the Company.

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

The Company accounted for the acquisition under the acquisition method of accounting for business combinations. During the fiscal year ended April 30, 2022, the Company finalized its determination of the fair value of the assets and liabilities assumed as of the acquisition date, which is summarized in the following table (in thousands):

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

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2018, nor are they indicative of results of operations that may occur in the future.

22. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies were taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was April 30, 2022.

The table below includes the projected benefit obligation and fair value of plan assets as of April 30, 2022. The net projected benefit obligation (in thousands) is recorded in other assets on the consolidated balance sheet.

Projected benefit obligation	$(3,322)
Fair value of plan assets	3,395
Funded status of the plan	$73

Change in projected benefit obligation (in thousands):

Pension benefit obligation balance as of May 3, 2021	$(4,126)
Interest cost	(39)
Actuarial gain	179
Benefits paid	176
Foreign currency exchange rate changes	488
Pension benefit obligation balance as of April 30, 2022	$(3,322)

Change in plan assets (in thousands):

Fair value of plan assets as of May 3, 2021	$3,951
Expected return on plan assets	108
Benefits paid	(176)
Foreign currency exchange rate changes	(488)
Fair value of plan assets as of April 30, 2022	$3,395

The projected benefit obligation includes assumptions of a discount rate of 1.7% and pension increase for in-payment benefits of 1.5% for April 30, 2022. The accumulated benefit obligation is approximately equal to the projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2023. The Company assumed expected return on plan assets of 2.9% for April 30, 2022.

Expected benefits payments as of April 30, 2022 (in thousands):

2023	$161
2024	164
2025	165
2026	165
2027	166
2028-2032	828
Total expected benefit payments	$1,649

Net periodic benefit cost (in thousands) is recorded in interest (expense) income, net.

Year Ended
April 30,
2022
(In thousands)
Expected return on plan assets	$108
Interest cost	(39)
Actuarial gain	179
Net periodic benefit cost	$248

23.          Segments

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

High Altitude Pseudo-Satellite Unmanned Aircraft Systems (“HAPS”)—The HAPS segment consists of the Company’s existing development of High Altitude Pseudo-Satellite systems in conjunction with SoftBank.

All other—All other segments include MacCready Works and the recently acquired ISG and Telerob businesses.

The accounting policies of the segments are the same as those described in Note 1–Organization and Significant Accounting Policies. The operating segments do not make sales to each other. The following table (in thousands) sets forth segment revenue, gross margin, operating (loss) income and adjusted operating (loss) income from operations for the periods indicated. Adjusted operating (loss) income is defined as operating (loss) income before intangible amortization, amortization of purchase accounting adjustment related to increasing the carrying value of certain assets to fair value, and acquisition related expenses.

	Year Ended April 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$178,201	$76,415	$93,156	$43,325	$54,635	$445,732
Gross margin	83,759	24,486	6,155	15,533	11,303	141,236

Income (loss) from continuing operations	28,980	(3,120)	(27,715)	8,056	(16,088)	(9,887)
Acquisition-related expenses	502	297	1,994	123	1,938	4,854
Amortization of acquired intangible assets and other purchase accounting adjustments	2,828	-	22,170	-	11,709	36,707
Adjusted income (loss) from operations	$32,310	$(2,823)	$(3,551)	$8,179	$(2,441)	$31,674

	Year Ended April 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$235,854	$87,268	$15,837	$42,426	$13,527	$394,912
Gross margin	119,062	26,675	2,965	13,038	2,818	164,558

Income (loss) from continuing operations	58,194	(3,131)	(1,869)	268	(10,149)	43,313
Acquisition-related expenses	3,026	1,661	1,682	593	1,019	7,981
Amortization of acquired intangible assets and other purchase accounting adjustments	2,649	-	4,356	-	453	7,458
Adjusted income (loss) from operations	$63,869	$(1,470)	$4,169	$861	$(8,677)	$58,752

	Year Ended April 30, 2020
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$225,888	$63,781	$-	$60,864	$16,763	$367,296
Gross margin	117,538	18,082	-	17,436	46	153,102

Income (loss) from continuing operations	64,680	(15,822)	-	9,744	(11,467)	47,135
Acquisition-related expenses	537	336	-	134	112	1,119
Amortization of acquired intangible assets and other purchase accounting adjustments	2,467	-	-	-	-	2,467
Adjusted income (loss) from operations	$67,684	$(15,486)	$-	$9,878	$(11,355)	$50,721

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	April 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$110,286	$91,862	$388,058	$8,148	$86,617	$229,229	$914,200

	April 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$115,156	$72,073	$400,901	$598	$37,677	$302,161	$928,566

24.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 41%, 39% and 45% of revenue for each of the fiscal years ended April 30, 2022, 2021 and 2020, respectively. With the acquisition of Arcturus and Telerob, the Company deploys in-service assets internationally, which as of April 30, 2022 was $48,496,000 and $1,601,000, respectively. As of April 30, 2021, the Company deployed in-service assets internationally for Arcturus of $36,047,000.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Balance	Charged to	Charged to		Balance at
	Beginning	Acquired from	Costs and	Other		End of
Description	of Period	Acquisition	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2020	$1,041	$—	$219	$—	$(70)	$1,190
2021	$1,190	$—	$82	$—	$(677)	$595
2022	$595	$5	$52	$—	$(60)	$592
Warranty reserve for the year ended April 30:
2020	$1,704	$—	$2,069	$—	$(1,758)	$2,015
2021	$2,015	$—	$1,650	$—	$(1,324)	$2,341
2022	$2,341	$256	$1,089	$—	$(1,496)	$2,190
Reserve for inventory excess and obsolescence for the year ended April 30:
2020	$7,824	$—	$5,377	$—	$(2,969)	$10,232
2021	$10,232	$1,415	$1,178	$—	$(2,536)	$10,289
2022	$10,289	$1,561	$2,271	$—	$(1,787)	$12,334
Reserve for self-insured medical claims for the year ended April 30:
2020	$944	$—	$13,031	$—	$(13,222)	$753
2021	$753	$—	$11,329	$—	$(10,789)	$1,293
2022	$1,293	$—	$14,724	$—	$(14,364)	$1,653

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective due to the material weaknesses in internal control over financial reporting described below.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of management, including our principal executive and financial officers, we have assessed our internal control over financial reporting as of April 30, 2022, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management concluded that its internal control over financial reporting was not effective as of April 30, 2022, due to the material weaknesses as described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses, related to certain newly acquired businesses, have been identified:

Management identified deficiencies related to inadequate design and operation of certain controls at certain newly acquired businesses. Specifically, management did not effectively select and develop certain information technology (“IT”) general controls related to access, computer operations and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties at certain newly acquired businesses. The Company also had deficiencies in the design and operation of account reconciliations at certain newly acquired businesses.

The material weaknesses within certain IT systems at certain newly acquired businesses had a pervasive impact to various business activity level processes and accounts, including but not limited to financial reporting, inventory and cost of sales, fixed assets and depreciation. The material weaknesses could also impact the effectiveness of IT-dependent controls, such as automated controls that address the risk of a material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors in the Company’s financial statements and therefore resulted in the following additional material weaknesses:

●	Control Environment – control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) establishing structures with the appropriate segregation of duties in the pursuit of objectives and (ii) demonstrating a commitment to attract, develop, and retain competent individuals in alignment with objectives;

●	Risk Assessment – control deficiencies constituting material weaknesses, relating to identifying and analyzing risks to achieve their objectives;

●	Control Activities – control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing general control activities over technology to support the achievement of objectives, and (ii) selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels;

●	Information and Communication – control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information used in business process and related control activities, and (ii) internally communicating information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control;

●	Monitoring – control deficiencies constituting material weaknesses relating to monitoring activities to ascertain whether the components of internal control are present and functioning.

While these deficiencies did not result in any material misstatements of the Company’s consolidated financial statements, they did, however, collectively represent material weaknesses in internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of April 30, 2022 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Material Weakness

As of the date of this report, management has implemented measures it believes will remediate the identified deficiencies for one of the newly acquired businesses as certain IT systems at certain newly acquired businesses related to inventory and cost of sales was transitioned to the Corporate ERP system in late May 2022. Regarding the material weakness identified in the other acquisition, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the deficiencies and enhance the internal control environment. The remediation plan includes, but is not limited to:

●	rationalizing access privileges for all system users and documenting the assignment of access privileges and the rationale for allowing access for each authorized user to address segregation of duties;

●	implementing controls that require the periodic re-evaluation of user access privileges, including administrative access;

●	enhancing system monitoring controls to confirm the adequacy of program change management controls; and

●	training of personnel on the design and operation of our internal controls over financial reporting, as well as the hiring of additional resources with experience with COSO.

However, remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been fully remediated and, as such, management can give no assurance that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended April 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AeroVironment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. and subsidiaries (the “Company”) as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2022, of the Company and our report dated June 28, 2022, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses, related to certain newly acquired businesses, have been identified and included in management's assessment:

The Company identified deficiencies related to inadequate design and operation of certain controls at certain newly acquired businesses. Specifically, the Company did not effectively select and develop certain information technology (“IT”) general controls related to access, computer operations and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties at certain newly acquired businesses. The Company also had deficiencies in the design and operation of account reconciliations at certain newly acquired businesses.

The material weaknesses within certain IT systems at certain newly acquired businesses had a pervasive impact to various business activity level processes and accounts, including but not limited to financial reporting, inventory and cost of sales, fixed assets and depreciation. The material weaknesses could also impact the effectiveness of IT-dependent controls, such as automated controls that address the risk of a material misstatement to one or more assertions, along with the IT controls and underlying data that support the effectiveness of system-generated data and reports. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors in the Company’s consolidated financial statements and therefore resulted in the following additional material weaknesses:

●	Control Environment – control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) establishing structures with the appropriate segregation of duties in the pursuit of objectives and (ii) demonstrating a commitment to attract, develop, and retain competent individuals in alignment with objectives;

●	Risk Assessment – control deficiencies constituting material weaknesses, relating to identifying and analyzing risks to achieve their objectives;

●	Control Activities – control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing general control activities over technology to support the achievement of objectives, and (ii) selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels;

●	Information and Communication – control deficiencies constituting material weaknesses, either individually or in the aggregate, relating to: (i) obtaining, generating, and using relevant quality information used in business process and related control activities, and (ii) internally communicating information, including objectives and responsibilities for internal control, necessary to support the functioning of internal control;

●	Monitoring – control deficiencies constituting material weaknesses relating to monitoring activities to ascertain whether the components of internal control are present and functioning.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended April 30, 2022, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 28, 2022

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the definitive proxy statement for our 2022 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2022, and that information is incorporated by reference herein.

Codes of Ethics

We have adopted a Code of Business Conduct and Ethics (“Code of Conduct”). The Code of Conduct is posted on our website, http://investor.avinc.com/corporate-governance. We intend to disclose on our website any amendments to, or waivers of, the Code of Conduct covering our Chief Executive Officer, Chief Financial Officer and/or Controller promptly following the date of such amendments or waivers. A copy of the Code of Conduct may be obtained upon request, without charge, by contacting our Secretary at (805) 520-8350 or by writing to us at AeroVironment, Inc., Attn: Secretary, 900 Innovators Way, Simi Valley, California 93065. The information contained on or connected to our website is not incorporated by reference into this Annual Report and should not be considered part of this or any reported filed with the SEC.

No family relationships exist among any of our executive officers or directors.

There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2022 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11. Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2022 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2022 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2022 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, California, PCAOB Auditor ID 34. The information required by this Item 14 of Form 10-K will be included in the definitive proxy statement for our 2022 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2022 and 2021

●	Consolidated Statements of (Loss) Income for the Years Ended April 30, 2022, 2021 and 2020

●	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended April 30, 2022, 2021 and 2020

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2022, 2021 and 2020

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2022, 2021 and 2020

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (2)	Third Amended and Restated Bylaws of AeroVironment, Inc., amended as of February 25, 2022
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
4.2(4)	Description of Registrant’s Securities
10.1#(5)	Form of Director and Executive Officer Indemnification Agreement

10.2#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.3#(6)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.4#(7)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.5#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.6#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan

Exhibit Number	Exhibit
10.7#(8)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.8#(9)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(9)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(9)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(9)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(10)	AeroVironment, Inc. 2021 Equity Incentive Plan
10.13#(10)	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.14#(10)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Severance Plan Participants)
10.15#(10)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Severance Plan Participants)
10.16#(10)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Employee Directors)
10.17#(10)	Form of Performance Restricted Stock Award Grant Notice and Performance Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.18	Lease, dated March 11, 2022, between AeroVironment, Inc. and BCORE Defender CA1W01, LLC, for the property located at 85 Moreland Road, Simi Valley, California
10.19(11)

Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto

10.20(12)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.21(4)	Second Amendment to Lease Agreement dated as of May 13, 2020, by and between the Company and Hillside III LLC for the property located at 900 Enchanted Way, Simi Valley, CA 93065
10.22(11)

Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto

10.23(12)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.24(13)	Second Amendment to Lease Agreement (994 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.25(12)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.26(13)	First Amendment to Lease Agreement (996 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.27(14)	Lease dated March 28, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California, including addendums thereto
10.28(15)	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
10.29#(3)	Retiree Medical Plan
10.30(16)	Form of Director Letter Agreement by and between AeroVironment, Inc. and certain non-employee director

Exhibit Number	Exhibit
10.31(14)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018
10.32(15)	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018
10.33#(17)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.34#(18)	Special Consulting Agreement by and between AeroVironment, Inc. and Kirk Flittie dated as of July 13, 2019
10.35*(19)	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.36(13)	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.
10.37*(13)

Credit Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners

10.38ǂ(13)	Security and Pledge Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain obligors, and Bank of America, N.A., as the administrative agent
10.39(20)

First Amendment to Credit Agreement and Waiver, dated February 4, 2022, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.40ǂ*(21)	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed March 3, 2022 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).

(4)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 24, 2020 (File No. 001-33261).

(5)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(7)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(8)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2019 (File No. 001-33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 filed October 13, 2021 (File No. 333-260227).

(11)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001 33261).

(16)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

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

(17)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).

(18)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K/A filed October 22, 2019 (File No. 001-33261).
(19)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).

The representations and warranties contained in the Stock Purchase Agreement were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts and are qualified by information in disclosure schedules that the parties exchanged in connection with the signing of the Stock Purchase Agreement. Moreover, the representations and warranties were made only as of the date of execution of the Stock Purchase Agreement and information concerning the subject matter of the representations and warranties may change after the date of the Stock Purchase Agreement. Only parties to the Stock Purchase Agreement have a right to enforce the agreement. Accordingly, security holders should not rely on the representations and warranties in the Stock Purchase Agreement.

All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.

(20)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2022 (File No. 001-33261).
(21)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).

The representations and warranties contained in the Share Purchase Agreement were made for the purposes of allocating contractual risk between the parties and not as a means of establishing facts and are qualified by information in disclosure schedules that the parties exchanged in connection with the signing of the Share Purchase Agreement. Moreover, the representations and warranties were made only as of the date of execution of the Share Purchase Agreement and information concerning the subject matter of the representations and warranties may change after the date of the Stock Purchase Agreement. Only parties to the Share Purchase Agreement have a right to enforce the agreement. Accordingly, security holders should not rely on the representations and warranties in the Share Purchase Agreement.

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

AEROVIRONMENT, INC.

Date: June 28, 2022		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 28, 2022
Wahid Nawabi	Executive Officer and Chairman
(Principal Executive Officer)

/s/ Kevin P. McDonnell	Senior Vice President and	June 28, 2022
Kevin P. McDonnell	Chief Financial Officer (Principal
Financial Officer)

/s/ Brian C. Shackley	Vice President and	June 28, 2022
Brian C. Shackley	Chief Accounting Officer (Principal
Accounting Officer)

/s/ Edward R. Muller	Director	June 28, 2022
Edward R. Muller

/s/ Cindy Lewis	Director	June 28, 2022
Cindy Lewis

/s/ Stephen F. Page	Director	June 28, 2022
Stephen F. Page

/s/ Charles R. Holland	Director	June 28, 2022
Charles R. Holland

/s/ Catharine Merigold	Director	June 28, 2022
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 28, 2022
Charles Thomas Burbage