Form 10-Q
period 2022-07-30
AeroVironment Inc
filed 2022-09-08
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 30, 2022

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

As of August 31, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 24,989,101.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	July 30,	April 30,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$93,183	$77,231
Short-term investments	12,655	24,716
Accounts receivable, net of allowance for doubtful accounts of $615 at July 30, 2022 and $592 at April 30, 2022	52,062	60,170
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $2,229 at April 30, 2022)	89,397	104,194
Inventories	98,603	90,629
Income taxes receivable	—	442
Prepaid expenses and other current assets	11,368	11,527
Total current assets	357,268	368,909
Long-term investments	17,707	15,433
Property and equipment, net	61,862	62,296
Operating lease right-of-use assets	25,385	26,769
Deferred income taxes	7,671	7,290
Intangibles, net	91,009	97,224
Goodwill	333,791	334,347
Other assets	1,961	1,932
Total assets	$896,654	$914,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$21,945	$19,244
Wages and related accruals	17,403	25,398
Customer advances	10,258	8,968
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	7,029	6,819
Income taxes payable	2,962	759
Other current liabilities	26,279	30,203
Total current liabilities	95,876	101,391
Long-term debt, net of current portion	175,481	177,840
Non-current operating lease liabilities	20,371	21,915
Other non-current liabilities	759	768
Liability for uncertain tax positions	1,450	1,450
Deferred income taxes	2,547	2,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 30, 2022 and April 30, 2022	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—24,990,590 shares at July 30, 2022 and 24,951,287 shares at April 30, 2022	2	2
Additional paid-in capital	268,641	267,248
Accumulated other comprehensive loss	(7,558)	(6,514)
Retained earnings	338,838	347,233
Total AeroVironment, Inc. stockholders’ equity	599,923	607,969
Noncontrolling interest	247	241
Total equity	600,170	608,210
Total liabilities and stockholders’ equity	$896,654	$914,200

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 30,	July 31,
	2022	2021
Revenue:
Product sales	$57,974	$53,116
Contract services (inclusive of related party revenue of $10,352 for the three months ended July 31, 2021)	50,542	47,893
	108,516	101,009
Cost of sales:
Product sales	32,899	32,590
Contract services	41,903	39,696
	74,802	72,286
Gross margin:
Product sales	25,075	20,526
Contract services	8,639	8,197
	33,714	28,723
Selling, general and administrative	21,943	27,128
Research and development	15,045	13,708
Loss from operations	(3,274)	(12,113)
Other loss:
Interest expense, net	(1,603)	(1,275)
Other expense, net	(406)	(346)
Loss before income taxes	(5,283)	(13,734)
Provision for (benefit from) income taxes	2,606	(957)
Equity method investment loss, net of tax	(500)	(1,141)
Net loss	(8,389)	(13,918)
Net income attributable to noncontrolling interest	(6)	(63)
Net loss attributable to AeroVironment, Inc.	$(8,395)	$(13,981)
Net loss per share attributable to AeroVironment, Inc.
Basic	$(0.34)	$(0.57)
Diluted	$(0.34)	$(0.57)
Weighted-average shares outstanding:
Basic	24,804,232	24,620,180
Diluted	24,804,232	24,620,180

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	July 30,	July 31,
	2022	2021
Net loss	$(8,389)	$(13,918)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $6 and $0 for the three months ended July 30, 2022 and July 31, 2021, respectively	20	(4)
Change in foreign currency translation adjustments	(1,064)	(733)
Total comprehensive loss	(9,433)	(14,655)
Net income attributable to noncontrolling interest	(6)	(63)
Comprehensive loss attributable to AeroVironment, Inc.	$(9,439)	$(14,718)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended July 30, 2022 and July 31, 2021 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210
Net (loss) income	—	—	—	(8,395)	—	(8,395)	6	(8,389)
Unrealized gain on investments	—	—	—	—	20	20	—	20
Foreign currency translation	—	—	—	—	(1,064)	(1,064)	—	(1,064)
Restricted stock awards	55,817	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,138)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,376)	—	(824)	—	—	(824)	—	(824)
Stock based compensation	—	—	2,217	—	—	2,217	—	2,217
Balance at July 30, 2022	24,990,590	$2	$268,641	$338,838	$(7,558)	$599,923	$247	$600,170

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107
Net (loss) income	—	—	—	(13,981)	—	(13,981)	63	(13,918)
Unrealized loss on investments	—	—	—	—	(4)	(4)	—	(4)
Foreign currency translation	—	—	—	—	(733)	(733)	—	(733)
Stock options exercised	4,000	—	119	—	—	119	—	119
Restricted stock awards	48,588	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,140)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,941)	—	(1,176)	—	—	(1,176)	—	(1,176)
Stock based compensation	—	—	1,922	—	—	1,922	—	1,922
Balance at July 31, 2021	24,811,802	$2	$261,192	$337,440	$(394)	$598,240	$77	$598,317

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 30,	July 31,
	2022	2021
Operating activities
Net loss	$(8,389)	$(13,918)
Adjustments to reconcile net loss from operations to cash provided by (used in) operating activities:
Depreciation and amortization	14,000	13,654
Loss from equity method investments	500	1,141
Amortization of debt issuance costs	211	129
Provision for doubtful accounts	23	(20)
Other non-cash expense, net	153	48
Non-cash lease expense	1,590	1,677
(Gain) loss on foreign currency transactions	(44)	19
Deferred income taxes	(381)	(472)
Stock-based compensation	2,217	1,922
Loss on disposal of property and equipment	485	379
Amortization of debt securities	130	90
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,053	17,914
Unbilled receivables and retentions	14,754	(14,684)
Inventories	(11,707)	(6,058)
Income taxes receivable	442	(326)
Prepaid expenses and other assets	46	481
Accounts payable	3,323	(7,997)
Other liabilities	(9,519)	(9,283)
Net cash provided by (used in) operating activities	15,887	(15,304)
Investing activities
Acquisition of property and equipment	(5,393)	(5,428)
Equity method investments	(2,774)	(2,692)
Business acquisitions, net of cash acquired	—	(46,150)
Redemptions of available-for-sale investments	13,280	17,925
Purchases of available-for-sale investments	(1,326)	—
Net cash provided by (used in) investing activities	3,787	(36,345)
Financing activities
Principal payments of term loan	(2,500)	(2,500)
Tax withholding payment related to net settlement of equity awards	(824)	(1,176)
Holdback and retention payments for business acquisition	—	(5,991)
Exercise of stock options	—	119
Other	(7)	(8)
Net cash used in financing activities	(3,331)	(9,556)
Effects of currency translation on cash and cash equivalents	(391)	(111)
Net increase (decrease) in cash, cash equivalents, and restricted cash	15,952	(61,316)
Cash, cash equivalents and restricted cash at beginning of period	77,231	157,063
Cash, cash equivalents and restricted cash at end of period	$93,183	$95,747
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$—	$—
Interest	$2,169	$—
Non-cash activities
Unrealized (gain) loss on available-for-sale investments, net of deferred tax expense of $6 and $0 for the three months ended July 30, 2022 and July 31, 2021, respectively	$(20)	$4
Change in foreign currency translation adjustments	$(1,064)	$(733)
Issuances of inventory to property and equipment, ISR in-service assets	$3,364	$6,881
Acquisitions of property and equipment included in accounts payable	$543	$821

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 30, 2022 are not necessarily indicative of the results for the full year ending April 30, 2023. For further information, refer to the condensed consolidated financial statements and footnotes thereto for the year ended April 30, 2022, included in the Company’s Annual Report on Form 10-K.

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions, including estimates of anticipated contract costs and revenue utilized in the revenue recognition process, that affect the reported amounts in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from those estimates.

The Company’s unaudited condensed consolidated financial statements include the assets, liabilities and operating results of wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated.

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob GmbH”), including Telerob GmbH’s wholly-owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob GmbH, “Telerob”) pursuant to its previously announced Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Seller, to purchase 100% of the issued and outstanding shares of Telerob Seller’s wholly-owned subsidiary Telerob GmbH (the “Telerob Acquisition”). The assets, liabilities and operating results of Telerob GmbH have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of Altoy to Toygun. As a result of the sale, the Company decreased its interest in Altoy from 85% to 50%. The Company is considered to still have control of Altoy and therefore consolidates Altoy into the condensed consolidated financial statements of the Company as of July 30, 2022. Under the terms of the Purchase Agreement, the Company is expected to sell additional shares to Toygun during the fiscal year ending April 30, 2023 at which point the Company is expected to no longer control, and therefore, expected to no longer consolidate Altoy in the Company’s condensed consolidated financial statements. At that time, the Company is expected to account for its investment in Altoy as an equity method investment and record its proportion of any gains or losses of Altoy in equity method investments, net of tax.

Recently Adopted Accounting Standards

In October 2021, the FASB issued ASU 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to apply the guidance in ASC 606, Revenue from Contracts with Customers, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. On May 1, 2022, the Company early adopted ASU 2021-08. ASU 2021-08 is adopted prospectively and could impact future acquisitions.

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for TMS product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including revenue from intelligence, surveillance, and reconnaissance (“ISR”) services, is recognized over time as services are rendered. In accordance with ASC 606, the Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

Performance obligations satisfied over time accounted for 60% and 61% of revenue during the three months ended July 30, 2022 and July 31, 2021, respectively. Performance obligations satisfied at a point in time accounted for 40% and 39% of revenue during the three months ended July 30, 2022 and July 31, 2021, respectively.

On July 30, 2022, the Company had approximately $203,877,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 88% of the remaining performance obligations as revenue in fiscal 2023 and the remaining 12% in fiscal 2024.

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

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three month periods ended July 30, 2022 or the three month period ended July 31, 2021. During the three months ended July 30, 2022, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,146,000. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three month ended July 31, 2021.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	July 30,	July 31,
Revenue by segment	2022	2021
Small UAS	$43,256	$39,924
TMS	23,011	19,176
MUAS	19,262	22,379
HAPS	10,215	10,352
All Other	12,772	9,178
Total revenue	$108,516	$101,009

	Three Months Ended
	July 30,	July 31,
Revenue by contract type	2022	2021
FFP	$80,829	$80,766
CPFF	26,456	19,117
T&M	1,231	1,126
Total revenue	$108,516	$101,009

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

	Three Months Ended
	July 30,	July 31,
Revenue by customer category	2022	2021
U.S. government	$67,299	$71,075
Non-U.S. government	41,217	29,934
Total revenue	$108,516	$101,009

	Three Months Ended
	July 30,	July 31,
Revenue by geographic location	2022	2021
Domestic	$50,103	$68,388
International	58,413	32,621
Total revenue	$108,516	$101,009

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three month period ended July 30, 2022 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended July 30, 2022 that was included in contract liability balances as of April 30, 2022 was $1,925,000, and revenue recognized for the three month periods ended July 31, 2021 that was included in contract liability balances as of April 30, 2021 was $309,000.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of July 30, 2022, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies four reportable segments. Refer to Note 20—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal

Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At July 30, 2022 and April 30, 2022, the Company had no reserve for incurred cost claim audits.

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
	July 30, 2022	July 31, 2021
Net loss attributable to AeroVironment, Inc.	$(8,395)	$(13,981)
Denominator for basic loss per share:
Weighted average common shares	24,804,232	24,620,180
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	—
Denominator for diluted loss per share	24,804,232	24,620,180

Due to the net loss for the three months ended July 30, 2022 and July 31, 2021, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 164,312 and 279,978 for the three months ended July 30, 2022 and July 31, 2021, respectively.

Recently Issued Accounting Standards

No recently issued accounting standards expected to impact the Company.

2. Discontinued Operations

On June 29, 2018, the Company completed the sale of substantially all of the assets and related liabilities of its efficient energy systems business segment (the “EES Business”) to Webasto Charging Systems, Inc. (“Webasto”) pursuant to an Asset Purchase Agreement (the “Purchase Agreement”) between Webasto and the Company.

On February 22, 2019, Webasto filed a lawsuit, which was amended in April 2019, alleging several claims against the Company for breach of contract, indemnity, and bad faith, including allegations regarding inaccuracy of certain diligence disclosures and failure to provide certain consents to contract assignments, and related to a previously announced product recall. Webasto sought to recover the costs of the recall and other damages totaling a minimum of $6,500,000 in addition to attorneys’ fees, costs, and punitive damages. On August 16, 2019, the Company filed a counterclaim against Webasto seeking payment of $6,500,000 in additional cash consideration due under the Purchase Agreement (the “Holdback”) and declaratory relief regarding Webasto’s cancellation of an assigned contract. Webasto again amended the complaint in May 2021 to include additional claims. On June 2, 2021, the Company filed an answer to Webasto’s second amended complaint filed in May 2021.

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. While the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims at such time, as a result of the settlement negotiations, the Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the condensed consolidated statements of operations and in other current liabilities on the condensed consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of its former EES business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 in other expense on the condensed consolidated statements of operations and in other current liabilities on the condensed consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 will occur over a 24 month period from the effective date of the settlement agreement and Webasto will retain the Holdback. As of July 30, 2022, $10,000,000 of the settlement has been paid.

3. Investments

Investments consist of the following (in thousands):

	July 30,	April 30,
	2022	2022
Short-term investments:
Available-for-sale securities:
Municipal securities	7,664	19,725
U.S. government securities	4,991	4,991
Total short-term investments	$12,655	$24,716
Equity method investments
Investments in limited partnership funds	17,707	15,433
Total equity method investments	17,707	15,433
Total long-term investments	$17,707	$15,433

Available-For-Sale Securities

As of July 30, 2022 and April 30, 2022, the balance of available-for-sale securities consisted of state and local government municipal securities, U.S. government securities and U.S. government agency securities. Interest earned from these investments is recorded in interest expense, net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest expense, net.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of July 30, 2022 and April 30, 2022, respectively (in thousands):

	July 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$7,668	$1	$(5)	$7,664
U.S. government securities	4,995	—	(4)	4,991
Total available-for-sale investments	$12,663	$1	$(9)	$12,655

	April 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$19,756	$—	$(31)	$19,725
U.S. government securities	4,995	—	(4)	4,991
Total available-for-sale investments	$24,751	$—	$(35)	$24,716

The amortized cost and fair value of the available-for-sale debt securities by contractual maturity at July 30, 2022 were as follows (in thousands):

	Cost	Fair Value
Due within one year	$12,663	$12,655
Due after one year through five years	—	—
Total	$12,663	$12,655

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

The Company’s financial assets measured at fair value on a recurring basis at July 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$12,655	$—	$12,655
Contingently returnable consideration	—	—	71	71
Total	$—	$12,655	$71	$12,726

The Company’s financial liabilities measured at fair value on a recurring basis at July 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,289	$1,289
Total	$—	$—	$1,289	$1,289

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$24,716	$—	$24,716
Contingently returnable consideration	—	—	143	143
Total	$—	$24,716	$143	$24,859

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,084	$1,084
Total	$—	$—	$1,084	$1,084

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2022	$143	$1,084
Business acquisition	—	—
Transfers to Level 3	—	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	(72)	205
Settlements	—	—
Balance at July 30, 2022	$71	$1,289
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at July 30, 2022	$—	$—

Pursuant to the Intelligent Systems Group business segment (“ISG”) Purchase Agreement, the sellers may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the three years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the fiscal year ended April 30, 2022, the targets for the first and second year were achieved, and the related consideration of $2,000,000 for the first target was released from an escrow account that is not controlled by the Company and therefore not recorded on the condensed consolidated balance sheet. During the three months ended July 30, 2022, the related consideration of $2,000,000 for the second target was released from an escrow account that is not controlled by the Company and therefore not recorded on the condensed consolidated balance sheet. The fair value of the contingently returnable consideration is equal to the difference between the maximum value of the contingent consideration and the fair value of the contingent consideration and is recorded in other assets on the condensed consolidated balance sheet.

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $7,272,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The fair value of the contingent consideration is recorded in other current liabilities on the condensed consolidated balance sheet. The first year earnout of €2,000,000 (approximately $2,424,000) was not achieved.

Refer to Note 18—Business Acquisitions for further details.

5. Inventories, net

Inventories consist of the following (in thousands):

	July 30,	April 30,
	2022	2022
Raw materials	$42,298	$42,310
Work in process	32,691	28,034
Finished goods	36,105	32,619
Inventories, gross	111,094	102,963
Reserve for inventory excess and obsolescence	(12,491)	(12,334)
Inventories, net	$98,603	$90,629

6. Equity Method Investments

In December 2017, the Company and SoftBank Corp. (“Softbank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”), which is a Japanese corporation. Concurrent with the formation of HAPSMobile, the Company executed a Design and Development Agreement (the “DDA”) with HAPSMobile. In connection with the formation of the joint venture on December 27, 2017, the Company initially purchased shares of HAPSMobile representing a 5% ownership. On December 4, 2019, the Company purchased additional shares of HAPSMobile to increase its ownership stake to approximately 7%. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank, for 808,008,000 yen ($6,497,000) and a gain was recorded in sale of ownership in HAPSMobile Inc. joint venture. Following the sale, SoftBank owns 100% of HAPSMobile, and, therefore, the Company no longer applies the equity method of accounting.

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

Prior to the sale of the equity interest, the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable Joint Venture Agreement and related organizational documents, and therefore, the Company’s investment was accounted for as an equity method investment. For the three months ended July 31, 2021, the Company recorded its ownership percentage of the net loss of HAPSMobile, or $1,655,000, in equity method investment loss, net of tax in the condensed consolidated statements of income.

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the three months ended July 30, 2022, the Company made its initial contribution of $2,774,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $17,226,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three months ended July 30, 2022 and July 31, 2021, the Company recorded its ownership percentage of the net (loss) gain of the limited partnership, or $(500,000) and $514,000, respectively, in equity method investment loss, net of tax in the unaudited condensed consolidated statements of operations. At July 30, 2022 and April 30, 2022, the carrying value of the investment in the limited partnership of $17,707,000 and $15,433,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 30, 2022 and July 31, 2021, respectively (in thousands):

	Three Months Ended
	July 30,	July 31,
	2022	2021
Beginning balance	$2,190	$2,341
Balance acquired from acquisition	—	256
Warranty expense	1,239	456
Warranty costs settled	(441)	(299)
Ending balance	$2,988	$2,754

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	July 30,	April 30,
	2022	2022
Technology	$56,612	$56,913
Licenses	1,008	1,008
Customer relationships	72,317	72,448
Backlog	2,037	2,100
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	140	144
Intangibles, gross	133,052	133,551
Less accumulated amortization	(42,043)	(36,327)
Intangibles, net	$91,009	$97,224

The weighted average amortization period at July 30, 2022 and April 30, 2022 was four years. Amortization expense for the three months ended July 30, 2022 and July 31, 2021 was $5,869,000 and $6,973,000, respectively.

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

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2023	$17,616
2024	23,161
2025	20,879
2026	15,837
2027	5,208
$82,701

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	HAPS	All other	Total
Balance at April 30, 2022	$6,340	$—	$290,157	$—	$37,850	$334,347
Additions to goodwill	—	—	—	—	(556)	(556)
Balance at July 30, 2022	$6,340	$—	$290,157	$—	$37,294	$333,791

The goodwill additions to the column entitled “All other” is attributable to the Telerob acquisition recorded in Euros and translated to dollars at each reporting date. Refer to Note 18—Business Acquisitions for further details.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of July 30, 2022, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	July 30,	April 30,
	2022	2022
	(In thousands)	(In thousands)
Term loans	$187,500	$190,000
Revolving credit facility	—	—
Total debt	187,500	190,000
Less current portion	10,000	10,000
Total long-term debt, less current portion	177,500	180,000
Less unamortized debt issuance costs - term loans	2,019	2,160
Total long-term debt, net of unamortized debt issuance costs - term loans	$175,481	$177,840
Unamortized debt issuance costs - revolving credit facility	$1,004	$1,076
Current period interest rate	4.5%	2.6%

Future long-term debt principal payments at July 30, 2022 were as follows:

(In thousands)
2023	$7,500
2024	10,000
2025	10,000
2026	160,000
2027	—
$187,500

11. Leases

The Company leases certain buildings, land and equipment. At contract inception the Company determines whether the contract is, or contains, a lease and whether the lease should be classified as an operating or a financing lease. Operating leases are recorded in operating lease right-of-use assets, current operating lease liabilities and non-current operating lease liabilities on the unaudited condensed consolidated balance sheet.

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 30,	July 31,
	2022	2021
Operating lease cost	$1,590	$1,677
Short term lease cost	188	252
Variable lease cost	260	102
Sublease income	—	(44)
Total lease costs, net	$2,038	$1,987

Supplemental lease information were as follows:

	Three Months Ended	Three Months Ended
	July 30,	July 31,
	2022	2021
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$1,575	$1,763
Right-of-use assets obtained in exchange for new lease liabilities	$1,173	$6,310

Weighted average remaining lease term	60 months	70 months
Weighted average discount rate	3.4%	3.4%

Maturities of operating lease liabilities as of July 30, 2022 were as follows (in thousands):

2023	$5,245
2024	7,040
2025	6,110
2026	3,600
2027	2,540
Thereafter	5,484
Total lease payments	30,019
Less: imputed interest	(2,619)
Total present value of operating lease liabilities	$27,400

12. Accumulated Other Comprehensive Income (Loss) and Reclassifications Adjustments

The components of accumulated other comprehensive income (loss) and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 30,	July 31,
	2022	2021
Balance, net of $8 and $1 deferred taxes, as of April 30, 2022 and April 30, 2021, respectively	$(6,514)	$343
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $6 and $0 for the three months ended July 30, 2022 and July 31, 2021, respectively	20	(4)
Change in foreign currency translation adjustments	(1,064)	(733)
Balance, net of $2 and $1 deferred taxes, as of July 30, 2022 and July 31, 2021, respectively	$(7,558)	$(394)

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $22,999,000 and $16,911,000 for the three months ended July 30, 2022 and July 31, 2021, respectively.

14. Long-Term Incentive Awards

During the three months ended July 30, 2022, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 30, 2022, the Company recorded $397,000 of compensation expense related to the Fiscal 2023 LTIP. The Company recorded no compensation expense related to the Fiscal 2023 LTIP for the three months ended July 31, 2021. At July 30, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $12,829,000.

During the three months ended July 31, 2021, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 30, 2022 and July 31, 2021, the Company recorded $195,000 and $308,000 of compensation expense related to the Fiscal 2022 LTIP, respectively. At July 30, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $10,148,000.

During the three months ended August 1, 2020, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 30, 2022 and July 31, 2021, the Company recorded $76,000 and $65,000 of compensation expense related to the Fiscal 2021 LTIP, respectively. At July 30, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $5,858,000.

During the three months ended July 27, 2019, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. During the three months ended July 31, 2022, the Company issued a total of 5,678 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2020 LTIP. For the three months ended July 30, 2022 and July 31, 2021, the Company recorded no compensation expense and a reversal of $(1,000) of compensation expense related to the Fiscal 2020 LTIP, respectively.

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

15. Income Taxes

For the three months ended July 30, 2022, the Company recorded a provision for income taxes of $2,606,000 yielding an effective tax rate of (49.3)%. For the three months ended July 31, 2021, the Company recorded a benefit from income taxes of $(957,000) yielding an effective tax rate of 7.0%. The variance from statutory rates for the three months ended July 30, 2022 was primarily due to a combination of federal R&D credits and the foreign-derived intangible income deduction and projected fiscal 2023 pre-tax income. The variance from statutory rates for the three months ended July 31, 2021 was primarily due to federal R&D credits, foreign derived intangible income deductions and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

16. Share Repurchase

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock with no specified termination date for the program. No shares were repurchased under the program during the three months ended July 30, 2022 or July 31, 2021. As of July 30, 2022 and April 30, 2022, approximately $21,200,000 remained authorized for future repurchases under this program. In September 2022, the Company’s Board of Directors terminated the repurchase program effective immediately.

17. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Prior to the Company’s sale of all of its equity interest in HAPSMobile in March 2022, the Company determined that it had the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank were considered related parties of the Company prior to the sale.

Subsequent to the sale, the Company had no ownership stake in HAPSMobile and SoftBank and HAPSMobile are no longer considered related parties. Under the DDA and related efforts with HAPSMobile, the Company designed and built prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conducted low altitude and high altitude flight tests of the prototype aircraft on a best efforts basis. The Company will continue the development of Solar HAPS with Softbank under the MDDA. Upon the execution of the MDDA, SoftBank issued the first order under the MDDA, which has a maximum value of approximately $51,200,000. The Company recorded revenue under both the MDDA and DDA of $10,352,000 for the three months ended July 31, 2021.

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

In addition to the consideration paid at closing, the Telerob Seller may receive €2,000,000 (approximately $2,424,000) in additional cash consideration if specific revenue targets for Telerob are achieved during the 12 month period after closing beginning on the first day of the calendar month following the closing (the “First Earnout Year”) and an additional €2,000,000 (approximately $2,424,000) in cash consideration if specific revenue targets for Telerob are achieved in the 12 month period following the First Earnout Year. The Telerob Seller may also receive up to €2,000,000 (approximately $2,424,000) in additional cash consideration if specific awards and/or orders from the U.S. military are achieved prior to the end of a 36-month post-closing period. The first year earnout of €2,000,000 (approximately $2,424,000) was not achieved.

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

Telerob Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

Three Months Ended
July 31,
2021
Revenue	$101,009
Net loss attributable to AeroVironment, Inc.	$(12,298)

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

The Company incurred approximately $411,000 of acquisition-related expenses for the three months ended July 31,2021. These expenses are included in selling, general and administrative on the Company’s unaudited condensed consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2020, nor are they indicative of results of operations that may occur in the future.

19. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies that were taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was April 30, 2022.

The table below includes the projected benefit obligation and fair value of plan assets as of April 30, 2022. The net projected benefit obligation (in thousands) is recorded in other assets on the unaudited condensed consolidated balance sheet.

Projected benefit obligation	$(3,120)
Fair value of plan assets	3,138
Funded status of the plan	$18

The projected benefit obligation includes assumptions of a discount rate of 1.7% and pension increase for in-payment benefits of 1.5% for July 30, 2022 and April 30, 2022. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2023. The Company assumed expected return on plan assets of 2.9% for July 30, 2022 and April 30, 2022.

Expected benefits payments as of April 30, 2022 (in thousands):

2023	$161
2024	164
2025	165
2026	165
2027	166
2028-2032	828
Total expected benefit payments	$1,649

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended	Three Months Ended
	July 30,	July 31,
	2022	2021
	(In thousands)	(In thousands)
Expected return on plan assets	$—	$32
Interest cost	(17)	(15)
Actuarial gain	241	(66)
Net periodic benefit cost	$224	$(49)

20. Segments

The Company’s reportable segments are as follows:

Small Unmanned Aircraft Systems—The Small UAS segment focuses primarily on products designed to operate reliably at very low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support services including training, spare parts, product repair, product replacement, and the customer contracted operation.

Tactical Missile Systems—The TMS segment focuses primarily on TMS products, which are tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The TMS segment also includes customer-funded research and development programs.

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

All other—All other segments include MacCready Works (which includes the recently acquired ISG business) and Telerob.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. The following table (in thousands) sets forth segment revenue, gross margin, income (loss) from operations and adjusted income (loss) from operations for the periods indicated. Adjusted income (loss) from operations is defined as income (loss) from operations before intangible amortization, amortization of purchase accounting adjustment related to increasing the carrying value of certain assets to fair value, and acquisition related expenses.

	Three Months Ended July 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$43,256	$23,011	$19,262	$10,215	$12,772	$108,516
Gross margin	21,296	7,746	(1,073)	3,324	2,421	33,714

Income (loss) from operations	8,025	(1,031)	(9,584)	2,539	(3,223)	(3,274)
Acquisition-related expenses	-	-	221	-	114	335
Amortization of acquired intangible assets and other purchase accounting adjustments	682	-	4,831	-	1,334	6,847
Adjusted income (loss) from operations	$8,707	$(1,031)	$(4,532)	$2,539	$(1,775)	$3,908

	Three Months Ended July 31, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$39,924	$19,176	$22,379	$10,352	$9,178	$101,009
Gross margin	16,920	5,989	3,181	3,174	(541)	28,723

Income (loss) from operations	1,958	(463)	(6,381)	1,103	(8,330)	(12,113)
Acquisition-related expenses	424	251	1,384	104	1,091	3,254
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	5,191	-	3,226	9,124
Adjusted income (loss) from operations	$3,089	$(212)	$194	$1,207	$(4,013)	$265

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	July 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$102,098	$83,864	$383,579	$9,863	$85,133	$232,121	$896,658

	April 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$110,286	$91,862	$388,058	$8,148	$86,617	$229,229	$914,200

21. Subsequent Events

On August 17, 2022 the Company closed its acquisition of Planck Aerosystems, Inc. (“Planck”), a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,600,000 from cash-on-hand for certain assets of Planck. Planck is a small technology company and post-acquisition will be incorporated into AeroVironment’s MUAS segment to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (“the Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022.

Management’s Discussion and Analysis of Financial Condition and Results of Operations discusses our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. When we prepare these condensed consolidated financial statements, we are required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Some of our accounting policies require that we make subjective judgments, including estimates that involve matters that are inherently uncertain. Our most critical estimates include those related to revenue recognition, inventory reserves for excess and obsolescence, intangible assets acquired in a business combination, goodwill, and income taxes. We base our estimates and judgments on historical experience and on various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for our judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (ASC 606). ASC 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended July 30, 2022 and July 31, 2021, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended July 30, 2022 and July 31, 2021, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	July 30,	July 31,
	2022	2021

Gross favorable adjustments	$1,288	$628
Gross unfavorable adjustments	(2,093)	(753)
Net (unfavorable) favorable adjustments	$(805)	$(125)

For the three months ended July 30, 2022, favorable cumulative catch-up adjustments of $1.3 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $2.1 million were primarily related to higher than expected costs on four contracts. During the three months ended July 30, 2022, we revised our estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.1 million.

For the three months ended July 31, 2021, favorable cumulative catch-up adjustments of $0.6 million were primarily due to final cost adjustments on 17 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.8 million were primarily related to higher than expected costs on 10 contracts, which individually were not material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2023 fiscal year ends on April 30, 2023 and our fiscal quarters end on July 30, 2022, October 29, 2022 and January 28, 2023, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended July 30, 2022 Compared to Three Months Ended July 31, 2021

	Three Months Ended
	July 30,	July 31,
	2022	2021

Revenue	$108,516	$101,009
Cost of sales	74,802	72,286
Gross margin	33,714	28,723
Selling, general and administrative	21,943	27,128
Research and development	15,045	13,708
Loss from operations	(3,274)	(12,113)
Other loss:
Interest expense, net	(1,603)	(1,275)
Other expense, net	(406)	(346)
Loss before income taxes	(5,283)	(13,734)
Provision for (benefit from) income taxes	2,606	(957)
Equity method investment loss, net of tax	(500)	(1,141)
Net loss	$(8,389)	$(13,918)

We have identified four reportable segments, Small Unmanned Aircraft Systems (“Small UAS”), Tactical Missile Systems (“TMS”), Medium Unmanned Aircraft Systems (“MUAS”) and High Altitude Pseudo-Satellite Unmanned Aircraft Systems (“HAPS”). The Small UAS segment consists of our existing small UAS product lines. The TMS segment consists of our existing tactical missile systems product lines. The MUAS segment consists of our acquired Arcturus business. The HAPS segment consists of the Company’s existing development of High Altitude Pseudo-Satellite systems in conjunction with SoftBank. The category entitled “All other” includes MacCready Works, which includes the recently acquired ISG, and Telerob businesses. The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses. All corporate and headquarter expenses are allocated to the reportable segments.

	Three Months Ended July 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$43,256	$23,011	$19,262	$10,215	$12,772	$108,516
Gross margin	21,296	7,746	(1,073)	3,324	2,421	33,714

Income (loss) from operations	8,025	(1,031)	(9,584)	2,539	(3,223)	(3,274)
Acquisition-related expenses	-	-	221	-	114	335
Amortization of acquired intangible assets and other purchase accounting adjustments	682	-	4,831	-	1,334	6,847
Adjusted income (loss) from operations	$8,707	$(1,031)	$(4,532)	$2,539	$(1,775)	$3,908

	Three Months Ended July 31, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$39,924	$19,176	$22,379	$10,352	$9,178	$101,009
Gross margin	16,920	5,989	3,181	3,174	(541)	28,723

Income (loss) from operations	1,958	(463)	(6,381)	1,103	(8,330)	(12,113)
Acquisition-related expenses	424	251	1,384	104	1,091	3,254
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	5,191	-	3,226	9,124
Adjusted income (loss) from operations	$3,089	$(212)	$194	$1,207	$(4,013)	$265

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	July 30,	July 31,
	2022	2021
Cost of sales:
Product sales	$1,026	$1,667
Contract services	1,956	2,362
Selling, general and administrative	3,865	5,095
Total	$6,847	$9,124

Revenue. Revenue for the three months ended July 30, 2022 was $108.5 million, as compared to $101.0 million for the three months ended July 31, 2021, representing an increase of $7.5 million, or 7%. The increase in revenue was due to an increase in product revenue of $4.9 million and service revenue of $2.6 million. The increase in product revenue was primarily due to an increase in small UAS and UGV product revenue. The increase in service revenue was primarily due to an increase in revenue from customer-funded research and development efforts, partially offset by a decrease in TMS service revenue and a decrease in MUAS service revenue.

Cost of Sales. Cost of sales for the three months ended July 30, 2022 was $74.8 million, as compared to $72.3 million for the three months ended July 31, 2021, representing an increase of $2.5 million, or 3%. The increase in cost of sales was a result of an increase in service cost of sales of $2.2 million and an increase in product costs of sales of $0.3 million. The increase in service cost of sales was primarily due to the increase in service revenues. The increase in product costs of sales was primarily due to an increase in product revenue, partially offset by a favorable product mix. Cost of sales for the three months ended July 30, 2022 included $3.0 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $4.0 million for the three months ended July 31, 2021. As a percentage of revenue, cost of sales decreased from 72% to 69%, primarily due to a favorable product mix.

Gross Margin. Gross margin for the three months ended July 30, 2022 was $33.7 million, as compared to $28.7 million for the three months ended July 31, 2021, representing an increase of $5.0 million, or 17%. The increase in gross margin was due to an increase in product margin of $4.5 million and an increase in service margin of $0.4 million. The increase in product margin was primarily due to the increase in product sales and a favorable product mix. The increase in service margin was primarily due to an increase in service revenue. As a percentage of revenue, gross margin increased from 28% to 31%, primarily due to a favorable product mix. Additionally, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which will negatively impact our gross margin across all our segments.

Selling, General and Administrative. SG&A expense for the three months ended July 30, 2022 was $21.9 million, or 20% of revenue, as compared to SG&A expense of $27.1 million, or 27% of revenue, for the three months ended July 31, 2021. The decrease in SG&A expense was primarily due to a decrease in acquisition-related expenses of $2.9 million, a decrease in intangible amortization and other related non-cash purchase accounting expenses of $1.2 million, and a decrease in employee related expenses.

Research and Development. R&D expense for the three months ended July 30, 2022 was $15.0 million, or 14% of revenue, as compared to R&D expense of $13.7 million, or 14% of revenue, for the three months ended July 31, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended July 30, 2022 was $1.6 million compared to interest expense, net of $1.3 million for the three months ended July 31, 2021. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other Expense, net. Other expense, net, for the three months ended July 30, 2022 was $0.4 million compared to other expense, net of $0.3 million for the three months ended July 31, 2021.

Provision for (Benefit from) Income Taxes. Our effective income tax rate was (49.3)% for the three months ended July 30, 2022, as compared to 7.0% for the three months ended July 31, 2021. The decrease in our effective income tax rate was primarily due to the projected negative full fiscal year 2023 effective tax rate which was primarily driven by our projected pre-tax income combined with federal R&D tax credits and foreign-derived intangible income deductions.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended July 30, 2022 was $0.5 million as compared to $1.1 million for the three months ended July 31, 2021. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank. Subsequent to the equity interest sale in HAPSMobile during the three months ended April 30, 2022, equity method investment loss, net of tax relates to activity related to investments in limited partnership funds.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of July 30, 2022, our funded backlog was approximately $203.9 million.

In addition to our funded backlog, we also had unfunded backlog of $327.9 million as of July 30, 2022. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog includes a $235.2 million contract with a third party that is pending export license approval prior to the funding of the contract. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract. Additionally, unfunded backlog on the SOCOM MEUAS contract reflects only those sites which have been awarded to Arcturus UAV, Inc. (“Arcturus”) and does not include the remaining potential value associated with the entire SOCOM MEUAV III/IV contract.

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

Liquidity and Capital Resources

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities”. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $3.8 million as of July 30, 2022. As of July 30, 2022, approximately $96.2 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 10—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million ($5.6 million) available for issuing letters of credit of which €1.7 million ($1.7 million) was outstanding as of July 30, 2022.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Agreement are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of the new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $17.2 million was remaining at July 30, 2022. The contributions are anticipated to be paid over the next five fiscal years. As of July 30,

2022, $10 million remains of the obligation under the legal settlement with Webasto which will be paid during the fiscal year ending April 30, 2023. On August 17, 2022 the Company acquired certain assets of Planck Aerosystems, Inc. (“Planck”), for $5.1 million plus a $0.5 million holdback, which was financed entirely from existing cash on hand.

Cash Flows

The following table provides our cash flow data for the three months ended July 30, 2022 and July 31, 2021 (in thousands):

	Three Months Ended
	July 30,	July 31,
	2022	2021

	(Unaudited)
Net cash provided by (used in) operating activities	$15,887	$(15,304)
Net cash provided by (used in) investing activities	$3,787	$(36,345)
Net cash (used in) financing activities	$(3,331)	$(9,556)

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the three months ended July 30, 2022 increased by $31.2 million to $15.9 million, as compared to net cash used in operating activities of $15.3 million for the three months ended July 31, 2021. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $25.3 million, largely related to unbilled receivables and retentions and accounts payable, partially offset by a decrease in accounts receivable and inventories due to year over year timing differences and a decrease in net loss of $5.5 million.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $40.1 million to $3.8 million for the three months ended July 30, 2022, as compared to net cash used in investing activities of $36.3 million for the three months ended July 31, 2021. The increase in net cash provided by investing activities was primarily due to the acquisition of Telerob for $46.2 million in the prior year quarter, partially offset by a decrease in redemptions of available-for-sale investments of $4.6 million.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $6.2 million to $3.3 million for the three months ended July 30, 2022, as compared to net cash used by financing activities of $9.6 million for the three months ended July 31, 2021. The decrease in net cash used by financing activities was primarily due to a decrease in holdback and retention payments related to business acquisitions of $6.0 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the three months ended July 30, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $187.5 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of July 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 30, 2022, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

As of the date of this report, management has implemented measures it believes will remediate the identified deficiencies for one of the newly acquired businesses as certain IT systems at certain newly acquired businesses related to inventory and cost of sales were transitioned to the Corporate ERP system in late May 2022. Regarding the material weaknesses identified in the other acquisition, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the deficiencies and enhance the internal control environment. The remediation plan includes, but is not limited to:

●	rationalizing access privileges for all system users and documenting the assignment of access privileges and the rationale for allowing access for each authorized user to address segregation of duties;

●	implementing controls that require the periodic re-evaluation of user access privileges, including administrative access;

●	enhancing system monitoring controls to confirm the adequacy of program change management controls; and

●	training of personnel on the design and operation of our internal controls over financial reporting, as well as the hiring of additional resources with experience with the Committee of Sponsoring Organizations, or COSO, guidance.

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

Changes in Internal Control over Financial Reporting

Except for the remediation activities related to the material weaknesses described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2022. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. There is no expiration date for the Share Repurchase Program. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the three months ended July 30, 2022. As of July 30, 2022, approximately $21.2 million remained authorized for future repurchases under the Share Repurchase Program. In September 2022, the Company’s Board of Directors terminated the repurchase program effective immediately.

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

Date: September 7, 2022		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)