Form 10-Q
period 2022-10-29
AeroVironment Inc
filed 2022-12-07
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 29, 2022

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 30, 2022, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 25,157,316.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of October 29, 2022 (Unaudited) and April 30, 2022	3
	Condensed Consolidated Statements of Operations for the three and six months ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended October 29, 2022 (Unaudited) and October 30, 2021 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	45

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	47
Item 1A.	Risk Factors	47
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47
Item 3.	Defaults Upon Senior Securities	47
Item 4.	Mine Safety Disclosures	47
Item 5.	Other Information	47
Item 6.	Exhibits	48
Signatures		49

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	October 29,	April 30,
	2022	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$101,417	$77,231
Short-term investments	—	24,716
Accounts receivable, net of allowance for doubtful accounts of $74 at October 29, 2022 and $592 at April 30, 2022	31,664	60,170
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $2,229 at April 30, 2022)	92,457	104,194
Inventories, net	109,810	90,629
Income taxes receivable	8,940	442
Prepaid expenses and other current assets	13,244	11,527
Total current assets	357,532	368,909
Long-term investments	22,462	15,433
Property and equipment, net	52,415	62,296
Operating lease right-of-use assets	25,580	26,769
Deferred income taxes	8,098	7,290
Intangibles, net	88,660	97,224
Goodwill	334,963	334,347
Other assets	1,972	1,932
Total assets	$891,682	$914,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,317	$19,244
Wages and related accruals	25,049	25,398
Customer advances	7,074	8,968
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	7,564	6,819
Income taxes payable	26	759
Other current liabilities	27,824	30,203
Total current liabilities	103,854	101,391
Long-term debt, net of current portion	155,622	177,840
Non-current operating lease liabilities	20,043	21,915
Other non-current liabilities	748	768
Liability for uncertain tax positions	1,450	1,450
Deferred income taxes	2,482	2,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 29, 2022 and April 30, 2022	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—25,157,618 shares at October 29, 2022 and 24,951,287 shares at April 30, 2022	4	2
Additional paid-in capital	283,789	267,248
Accumulated other comprehensive loss	(8,480)	(6,514)
Retained earnings	332,170	347,233
Total AeroVironment, Inc. stockholders’ equity	607,483	607,969
Noncontrolling interest	—	241
Total equity	607,483	608,210
Total liabilities and stockholders’ equity	$891,682	$914,200

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Revenue:
Product sales	$62,343	$70,998	$120,317	$124,114
Contract services (inclusive of related party revenue of $10,342 and $20,694 for the three and six months ended October 30, 2021, respectively)	49,241	51,010	99,783	98,903
	111,584	122,008	220,100	223,017
Cost of sales:
Product sales	39,445	38,937	72,344	71,527
Contract services	46,249	40,616	88,152	80,312
	85,694	79,553	160,496	151,839
Gross margin:
Product sales	22,898	32,061	47,973	52,587
Contract services	2,992	10,394	11,631	18,591
	25,890	42,455	59,604	71,178
Selling, general and administrative	23,613	24,819	45,556	51,947
Research and development	16,591	14,297	31,636	28,005
(Loss) income from operations	(14,314)	3,339	(17,588)	(8,774)
Other (loss) income:
Interest expense, net	(2,309)	(1,379)	(3,912)	(2,654)
Other income (expense), net	810	(10,048)	404	(10,394)
Loss before income taxes	(15,813)	(8,088)	(21,096)	(21,822)
Benefit from income taxes	(10,457)	(9,511)	(7,851)	(10,468)
Equity method investment (loss) income, net of tax	(1,273)	1,133	(1,773)	(8)
Net (loss) income	(6,629)	2,556	(15,018)	(11,362)
Net income attributable to noncontrolling interest	(39)	(31)	(45)	(94)
Net (loss) income attributable to AeroVironment, Inc.	$(6,668)	$2,525	$(15,063)	$(11,456)
Net (loss) income per share attributable to AeroVironment, Inc.
Basic	$(0.27)	$0.10	$(0.61)	$(0.47)
Diluted	(0.27)	0.10	$(0.61)	$(0.47)
Weighted-average shares outstanding:
Basic	24,900,873	24,641,614	24,852,219	24,630,838
Diluted	24,900,873	24,885,870	24,852,219	24,630,838

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Net (loss) income	$(6,629)	$2,556	$(15,018)	$(11,362)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $0 for the three and six months ended October 29, 2022 and October 30, 2021, respectively	6	1	26	(3)
Change in foreign currency translation adjustments	(928)	(1,284)	(1,992)	(2,017)
Total comprehensive (loss) income	(7,551)	1,273	(16,984)	(13,382)
Net income attributable to noncontrolling interest	(39)	(31)	(45)	(94)
Comprehensive (loss) income attributable to AeroVironment, Inc.	$(7,590)	$1,242	$(17,029)	$(13,476)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended October 29, 2022 and October 30, 2021 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210
Net (loss) income	—	—	—	(15,063)	—	(15,063)	45	(15,018)
Unrealized gain on investments	—	—	—	—	26	26	—	26
Foreign currency translation	—	—	—	—	(1,992)	(1,992)	—	(1,992)
Stock options exercised	25,000	—	682	—	—	682	—	682
Restricted stock awards	75,357	—	—	—	—	—	—	—
Restricted stock awards forfeited	(8,744)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,723)	—	(853)	—	—	(853)	—	(853)
Shares issued, net of issuance costs	125,441	2	12,310	—	—	12,312	—	12,312
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	4,402	—	—	4,402	—	4,402
Balance at October 29, 2022	25,157,618	$4	$283,789	$332,170	$(8,480)	$607,483	$—	$607,483

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107
Net (loss) income	—	—	—	(11,456)	—	(11,456)	94	(11,362)
Unrealized loss on investments	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	(2,017)	(2,017)	—	(2,017)
Stock options exercised	4,000	—	119	—	—	119	—	119
Restricted stock awards	52,226	—	—	—	—	—	—	—
Restricted stock awards forfeited	(15,751)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,941)	—	(1,176)	—	—	(1,176)	—	(1,176)
Change in non-controlling interest	—	—	—		—	—	224	224
Stock based compensation	—	—	2,342	—	—	2,342	—	2,342
Balance at October 30, 2021	24,805,829	$2	$261,612	$339,965	$(1,677)	$599,902	$332	$600,234

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended October 29, 2022 and October 30, 2021 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at July 30, 2022	24,990,590	$2	$268,641	$338,838	$(7,558)	$599,923	$247	$600,170
Net income (loss)	—	—	—	(6,668)	—	(6,668)	39	(6,629)
Unrealized gain on investments	—	—	—	—	6	6	—	6
Foreign currency translation	—	—	—	—	(928)	(928)	—	(928)
Stock options exercised	25,000	—	682	—	—	682	—	682
Restricted stock awards	19,540	—	—	—	—	—	—	—
Restricted stock awards forfeited	(2,606)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(347)	—	(29)	—	—	(29)	—	(29)
Shares issued, net of issuance costs	125,441	2	12,310	—	—	12,312	—	12,312
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	2,185	—	—	2,185	—	2,185
Balance at October 29, 2022	25,157,618	$4	$283,789	$332,170	$(8,480)	$607,483	$—	$607,483

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at July 31, 2021	24,811,802	2	261,192	337,440	(394)	598,240	77	598,317
Net income	—	—	—	2,525	—	2,525	31	2,556
Unrealized gain on investments	—	—	—	—	1	1	—	1
Foreign currency translation	—	—	—	—	(1,284)	(1,284)	—	(1,284)
Restricted stock awards	3,638	—	—	—	—	—	—	—
Restricted stock awards forfeited	(9,611)	—	—	—	—	—	—	—
Change in non-controlling interest	—	—	—	—	—	—	224	224
Stock based compensation	—	—	420	—	—	420	—	420
Balance at October 30, 2021	24,805,829	$2	$261,612	$339,965	$(1,677)	$599,902	$332	$600,234

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 29,	October 30,
	2022	2021
Operating activities
Net loss	$(15,018)	$(11,362)
Adjustments to reconcile net loss from operations to cash provided by (used in) operating activities:
Depreciation and amortization	32,275	30,019
Loss (income) from equity method investments	1,773	(520)
Loss on deconsolidation of previously controlled subsidiary	189	—
Amortization of debt issuance costs	422	258
Provision for doubtful accounts	19	(35)
Other non-cash expense, net	565	157
Non-cash lease expense	3,775	3,358
(Gain) loss on foreign currency transactions	(59)	30
Unrealized gain on available-for-sale equity securities, net	(928)	—
Deferred income taxes	(808)	(840)
Stock-based compensation	4,402	2,342
Loss on disposal of property and equipment	825	3,036
Amortization of debt securities	125	113
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	28,012	37,134
Unbilled receivables and retentions	11,696	(46,619)
Inventories	(23,836)	(10,075)
Income taxes receivable	(8,539)	(10,667)
Prepaid expenses and other assets	(1,117)	272
Accounts payable	6,823	(3,587)
Other liabilities	(8,664)	3,642
Net cash provided by (used in) operating activities	31,932	(3,344)
Investing activities
Acquisition of property and equipment	(7,587)	(13,147)
Equity method investments	(2,774)	(6,245)
Equity security investments	(5,100)	—
Business acquisitions, net of cash acquired	(5,105)	(46,150)
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	(635)	—
Redemptions of available-for-sale investments	25,945	30,531
Purchases of available-for-sale investments	(1,326)	—
Other	—	224
Net cash provided by (used in) investing activities	3,418	(34,787)
Financing activities
Principal payments of term loan	(22,500)	(5,000)
Holdback and retention payments for business acquisition	—	(5,991)
Proceeds from shares issued, net of issuance costs	11,778	—
Tax withholding payment related to net settlement of equity awards	(853)	(1,176)
Exercise of stock options	682	119
Other	(14)	(16)
Net cash used in financing activities	(10,907)	(12,064)
Effects of currency translation on cash and cash equivalents	(257)	(275)
Net increase (decrease) in cash, cash equivalents, and restricted cash	24,186	(50,470)
Cash, cash equivalents and restricted cash at beginning of period	77,231	157,063
Cash, cash equivalents and restricted cash at end of period	$101,417	$106,593
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$718	$1,923
Interest	$3,398	$2,283
Non-cash activities
Unrealized (gain) loss on available-for-sale investments, net of deferred tax expense of $0 for the six months ended October 29, 2022 and October 30, 2021, respectively	$(26)	$3
Change in foreign currency translation adjustments	$(1,992)	$(2,017)
Issuances of inventory to property and equipment, ISR in-service assets	$4,085	$12,472
Acquisitions of property and equipment included in accounts payable	$810	$415

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the six months ended October 29, 2022 are not necessarily indicative of the results for the full year ending April 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2022, included in the Company’s Annual Report on Form 10-K.

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

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), to Toygun. On October 14, 2022, the Company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the share sales, the Company decreased its interest in Altoy from 85% to 15% and has determined that it no longer controls Altoy. Therefore, the Company no longer consolidates Altoy in the Company’s unaudited condensed consolidated financial statements. As the Company has the ability to exercise significant influence over the operating and financial policies of Altoy, the Company’s investment will now be accounted for as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investments, net of tax. Refer to Note 6—Equity Method Investments for further details.

On August 17, 2022, the Company closed its acquisition of Planck Aerosystems, Inc. (“Planck”) pursuant to the purchase agreement, and post-acquisition, Planck is incorporated into the medium UAS (“MUAS”) segment. The assets, liabilities and operating results of Planck have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to apply the guidance in Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers (“ASC 606”), to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. On May 1, 2022, the Company early adopted ASU 2021-08. ASU 2021-08 is adopted prospectively and did not have a material impact on our unaudited condensed consolidated financial statements.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of the customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASC 606.

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

Performance obligations satisfied over time accounted for 65% and 63% of revenue during the three and six months ended October 29, 2022, respectively. Performance obligations satisfied over time accounted for 51% and 55% of revenue during the three and six months ended October 30, 2021, respectively. Performance obligations satisfied at a point in time accounted for 35% and 37% of revenue during the three and six months ended October 29, 2022, respectively. Performance obligations satisfied at a point in time accounted for 49% and 45% of revenue during the three and six months ended October 30, 2021, respectively.

On October 29, 2022, the Company had approximately $293,147,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 58% of the remaining performance obligations as revenue in fiscal 2023 and the remaining 42% in fiscal 2024.

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

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates, are recorded using a cumulative catch-up adjustment in the period identified for contracts with performance obligations recognized over time. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. During the three months ended October 29, 2022, the Company recognized forward loss reserves on two MUAS ISR contracts totaling $1,952,000 related to unfavorable changes in the estimated costs to complete the contracts. The company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. The aggregate impact of the change in estimate decreased net income by $1,500,000 and diluted loss per share by $0.06.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or six month periods ended October 29, 2022 nor the three or six month period ended October 30, 2021. During the three months ended October 29, 2022, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1,332,000. During the six months ended October 29, 2022, the Company revised its estimates of the total expected costs to complete two TMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2,560,000. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three or six month periods ended October 30, 2021.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
Revenue by segment	2022	2021	2022	2021
Small UAS	$26,681	$54,714	$69,937	$94,638
TMS	31,101	18,418	54,113	37,594
MUAS	27,281	26,525	46,542	48,904
HAPS	9,066	10,342	19,281	20,694
All Other	17,455	12,009	30,227	21,187
Total revenue	$111,584	$122,008	$220,100	$223,017

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
Revenue by contract type	2022	2021	2022	2021
FFP	$85,236	$98,393	$166,065	$179,159
CPFF	25,013	21,594	51,468	40,711
T&M	1,335	2,021	2,567	3,147
Total revenue	$111,584	$122,008	$220,100	$223,017

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

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
Revenue by customer category	2022	2021	2022	2021
U.S. government	$84,165	$72,076	$151,880	$143,151
Non-U.S. government	27,419	49,932	68,220	79,866
Total revenue	$111,584	$122,008	$220,100	$223,017

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
Revenue by geographic location	2022	2021	2022	2021
Domestic	$67,657	$68,663	$117,760	$137,051
International	43,927	53,345	102,340	85,966
Total revenue	$111,584	$122,008	$220,100	$223,017

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the six month period ended October 29, 2022 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended October 29, 2022 that was included in contract liability balances as of April 30, 2022 was $1,080,000 and $3,004,000, respectively, and revenue recognized for the three and six month periods ended October 30, 2021 that was included in contract liability balances as of April 30, 2021 was $580,000 and $889,000, respectively.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of October 29, 2022, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies four reportable segments. Refer to Note 20—Segments for further details.

Investments

The Company’s investments are accounted for as available-for-sale and are reported at fair value. Unrealized gains and losses for debt securities are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes for available-for-sale investments. Gains and losses realized on the disposition of investment securities are determined on the specific identification basis and credited or charged to income. Investments in equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other income, net. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At October 29, 2022 and April 30, 2022, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net (loss) income attributable to AeroVironment, Inc.	$(6,668)	$2,525	$(15,063)	$(11,456)
Denominator for basic (loss) earnings per share:
Weighted average common shares	24,900,873	24,641,614	24,852,219	24,630,838
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	244,256	—	—
Denominator for diluted (loss) earnings per share	24,900,873	24,885,870	24,852,219	24,630,838

Due to the net loss for the three and six months ended October 29, 2022 and for the six months ended October 30, 2021, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 148,196 and 156,625 for the three months and six months ended October 29, 2022, respectively.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. While the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims at such time, as a result of the settlement negotiations, the Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the condensed consolidated statements of operations and in other current liabilities on the condensed consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of its former EES business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 in other expense on the condensed consolidated statements of operations and in other current liabilities on the condensed consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 will occur over a 24 month period from the effective date of the settlement agreement and Webasto will retain the Holdback. As of October 29, 2022, $10,000,000 of the settlement has been paid.

3. Investments

Investments consist of the following (in thousands):

	October 29,	April 30,
	2022	2022
Short-term investments:
Available-for-sale securities:
Municipal securities	—	19,725
U.S. government securities	—	4,991
Total short-term investments	$—	$24,716
Long-term investments:
Available-for-sale securities:
Equity securities	6,028	—
Total long-term available-for-sale securities investments	6,028	—
Equity method investments
Investments in limited partnership funds	16,434	15,433
Total equity method investments	16,434	15,433
Total long-term investments	$22,462	$15,433

Available-For-Sale Securities

Debt Securities

As of April 30, 2022, the balance of available-for-sale debt securities consisted of state and local government municipal securities, U.S. government securities and U.S. government agency securities. Interest earned from these investments is recorded in interest expense, net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest expense, net. As of October 29, 2022, the Company held no available-for-sale debt securities.

The following table is a summary of the activity related to the available-for-sale debt securities recorded in short-term investments as of April 30, 2022, respectively (in thousands):

	April 30, 2022
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$19,756	$—	$(31)	$19,725
U.S. government securities	4,995	—	(4)	4,991
Total available-for-sale debt securities	$24,751	$—	$(35)	$24,716

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other income (expense), net.

	Three Months	Six Months
	Ended	Ended
	October 29,	October 29,
	2022	2022
Net gains recognized during the period on equity securities	$928	$928
Less: Net gains recognized during the period on equity securities sold during the period	—	—
Unrealized gains recognized during the period on equity securities still held at the reporting date	$928	$928

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

The Company’s financial assets measured at fair value on a recurring basis at October 29, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$—	$—	$—
Equity securities	5,728	—	—	5,728
Warrants	—	300	—	300
Contingently returnable consideration	—	—	23	23
Total	$5,728	$300	$23	$6,051

The Company’s financial liabilities measured at fair value on a recurring basis at October 29, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,485	$1,485
Total	$—	$—	$1,485	$1,485

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$24,716	$—	$24,716
Contingently returnable consideration	—	—	143	143
Total	$—	$24,716	$143	$24,859

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,084	$1,084
Total	$—	$—	$1,084	$1,084

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2022	$143	$1,084
Business acquisition	—	—
Transfers to Level 3	—	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	(120)	401
Settlements	—	—
Balance at October 29, 2022	$23	$1,485
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at October 29, 2022	$—	$—

Pursuant to the Intelligent Systems Group business segment (“ISG”) Purchase Agreement with Progeny Systems Corporation (the “ISG Seller”), the ISG Sellers may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the three years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the fiscal year ended April 30, 2022, the targets for the first and second year were achieved, and the related consideration of $2,000,000 for the first target was released from an escrow account that is not controlled by the Company and therefore not recorded on the condensed consolidated balance sheet. During the three months ended July 30, 2022, the related consideration of $2,000,000 for the second target was released from an escrow account that is not controlled by the Company and therefore not recorded on the condensed consolidated balance sheet. The fair value of the contingently returnable consideration is equal to the difference between the maximum value of the contingent consideration and the fair value of the contingent consideration and is recorded in other assets on the condensed consolidated balance sheet.

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

On September 12, 2022, the Company invested $5,000,000 and acquired 500,000 shares and 500,000 privately placed, redeemable warrants of Amprius Technologies, Inc. The privately placed, redeemable warrants have an exercise price of $12.50 and redemption price of $20.00. The Company measures the fair value of the privately placed, redeemable warrants using the quoted market price of the public warrants which have an exercise price of $11.50 and a redemption price of $18.00 and classifies the warrants as a level 2 fair value measurement. On September 9, 2022, the Company acquired 10,000 shares of Nauticus Robotics, Inc. for $100,000.

5. Inventories, net

Inventories consist of the following (in thousands):

	October 29,	April 30,
	2022	2022
Raw materials	$50,848	$42,310
Work in process	30,738	28,034
Finished goods	43,062	32,619
Inventories, gross	124,648	102,963
Reserve for inventory excess and obsolescence	(14,838)	(12,334)
Inventories, net	$109,810	$90,629

6. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the three months ended July 30, 2022, the Company made its initial contribution of $2,774,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $17,226,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and six months ended October 29, 2022, the Company recorded its ownership percentage of the net loss of the limited partnership, or $(1,273,000) and $(1,773,000), respectively, in equity method investment loss, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and six months ended October 30, 2021, the Company recorded its ownership percentage of the net gain of the limited partnership, or $1,852,000 and $2,365,000, respectively, net of $529,000 of tax expense, respectively, in equity method investment loss, net of tax in the unaudited condensed consolidated statements of operations. At October 29, 2022 and April 30, 2022, the carrying value of the investment in the limited partnership of $16,434,000 and $15,433,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investments, net of tax. For the three and six months ended October 29, 2022, the Company recorded $0 for its ownership percentage of the net loss of the limited partnership in equity method investment loss in the unaudited condensed consolidated statements of operations. At October 29, 2022, the carrying value of the investment in Altoy of $96,000 was recorded in other assets on the unaudited condensed consolidated balance sheet.

Investment in HAPSMobile Inc.

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

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October 29, 2022 and October 30, 2021, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Beginning balance	$2,988	$2,754	$2,190	$2,341
Balance acquired from acquisition	—	—	—	256
Warranty expense	134	440	1,373	896
Warranty costs settled	(105)	(544)	(546)	(843)
Ending balance	$3,017	$2,650	$3,017	$2,650

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	October 29,	April 30,
	2022	2022
Technology	$59,563	$56,913
Licenses	1,008	1,008
Customer relationships	72,209	72,448
Backlog	2,685	2,100
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	136	144
Intangibles, gross	136,539	133,551
Less accumulated amortization	(47,879)	(36,327)
Intangibles, net	$88,660	$97,224

The weighted average amortization period at October 29, 2022 and April 30, 2022 was four years. Amortization expense for the three and six months ended October 29, 2022 was $5,983,000 and $11,852,000, respectively. Amortization expense for the three and six months ended October 30, 2021 was $6,843,000 and $13,816,000, respectively.

Technology and backlog intangible assets were recognized in conjunction with the Company’s acquisition of Planck on August 17, 2022. Technology, backlog and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Telerob on May 3, 2021. The intangibles recognized in conjunction with the acquisition of Telerob are recorded in Euros, and the balances change in accordance with the foreign currency translation at reporting date. Refer to Note 18—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2023	$12,009
2024	23,770
2025	21,568
2026	16,360
2027	5,663
$79,370

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	HAPS	All other	Total
Balance at April 30, 2022	$6,340	$—	$290,157	$—	$37,850	$334,347
Additions to goodwill	—	—	1,633	—	(1,017)	616
Balance at October 29, 2022	$6,340	$—	$291,790	$—	$36,833	$334,963

The goodwill addition to MUAS is attributable to the Planck acquisition. The goodwill additions to the column entitled “All other” is attributable to the Telerob acquisition recorded in Euros and translated to dollars at each reporting date. Refer to Note 18—Business Acquisitions for further details.

10. Debt

In connection with the consummation of the acquisition of Arcturus UAV, Inc. (“Arcturus”), a California corporation pursuant to a Stock Purchase Agreement with Arcturus and each of the shareholders and other equity interest holders of Arcturus, to purchase 100% of the issued and outstanding equity of Arcturus (the “Arcturus Acquisition”) on February 19, 2021, the Company, as borrower, and Arcturus, as guarantor, entered into a Credit Agreement with certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Credit Agreement”).

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of October 29, 2022, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	October 29,	April 30,
	2022	2022
	(In thousands)	(In thousands)
Term loans	$167,500	$190,000
Revolving credit facility	—	—
Total debt	167,500	190,000
Less current portion	10,000	10,000
Total long-term debt, less current portion	157,500	180,000
Less unamortized debt issuance costs - term loans	1,878	2,160
Total long-term debt, net of unamortized debt issuance costs - term loans	$155,622	$177,840
Unamortized debt issuance costs - revolving credit facility	$934	$1,076
Current period interest rate	5.0%	2.6%

Future long-term debt principal payments at October 29, 2022 were as follows:

(In thousands)
2023	$2,500
2024	10,000
2025	10,000
2026	145,000
2027	—
$167,500

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 29,	October 30,
	2022	2021
Operating lease cost	$3,775	$3,358
Short term lease cost	479	419
Variable lease cost	430	368
Sublease income	—	(88)
Total lease costs, net	$4,684	$4,057

Supplemental lease information were as follows:

	Six Months Ended	Six Months Ended
	October 29,	October 30,
	2022	2021
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$3,705	$3,503
Right-of-use assets obtained in exchange for new lease liabilities	$2,134	$6,310

Weighted average remaining lease term	58 months	69 months
Weighted average discount rate	3.5%	3.4%

Maturities of operating lease liabilities as of October 29, 2022 were as follows (in thousands):

2023	$3,617
2024	7,776
2025	6,679
2026	3,530
2027	3,061
Thereafter	5,484
Total lease payments	30,147
Less: imputed interest	(2,540)
Total present value of operating lease liabilities	$27,607

12. Accumulated Other Comprehensive Income (Loss) and Reclassifications Adjustments

The components of accumulated other comprehensive income (loss) and adjustments are as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 29,	October 30,
	2022	2021
Balance, net of $8 and $1 deferred taxes, as of April 30, 2022 and April 30, 2021, respectively	$(6,514)	$343
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $0 for the six months ended October 29, 2022 and October 30, 2021	26	(3)
Change in foreign currency translation adjustments	(1,992)	(2,017)
Balance, net of $0 and $1 deferred taxes, as of October 29, 2022 and October 30, 2021, respectively	$(8,480)	$(1,677)

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $24,937,000 and $47,936,000 for the three and six months ended October 29, 2022, respectively. Revenue from customer-funded R&D was approximately $19,175,000 and $36,086,000 for the three and six months ended October 30, 2021, respectively.

14. Long-Term Incentive Awards

During the three months ended July 30, 2022, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 29, 2022, the Company recorded $664,000 and $1,061,000 of compensation expense related to the Fiscal 2023 LTIP. The Company recorded no compensation expense related to the Fiscal 2023 LTIP for the three and six months ended October 30, 2021. At October 29, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $12,829,000.

During the three months ended July 31, 2021, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 29, 2022, the Company recorded a reversal of $(311,000) and $(116,000) of compensation expense related to the Fiscal 2022 LTIP, respectively. For the three and six months ended October 30, 2021, the Company recorded $201,000 and $509,000 of compensation expense related to the Fiscal 2022 LTIP. At October 29, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $10,148,000.

During the three months ended August 1, 2020, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 29, 2022, the Company recorded $116,000 and $192,000 of compensation expense related to the Fiscal 2021 LTIP, respectively. For the three and six months ended October 30, 2021, the Company recorded a reversal of $(572,000) and $(507,000) of compensation expense related to the Fiscal 2021 LTIP, respectively, due to a change in estimate resulting from a decrease in the estimated achievement. At October 29, 2022, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $5,858,000.

During the three months ended July 27, 2019, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. During the three months ended July 31, 2022, the Company issued a total of 5,678 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2020 LTIP. For the three and six months ended October 29, 2022, the Company recorded no compensation expense related to the Fiscal 2020 LTIP, respectively. For the three and six months ended October 30, 2021, the Company recorded a reversal of $(617,000) and $(619,000) of compensation expense related to the Fiscal 2020 LTIP, respectively, due to a change in estimate resulting from a decrease in the estimated achievement.

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

15. Income Taxes

For the three and six months ended October 29, 2022, the Company recorded a benefit from income taxes of $(10,457,000) and $(7,851,000) yielding an effective tax rate of 66.1% and 37.2%, respectively. For the three and six months ended October 30, 2021, the Company recorded a benefit from income taxes of $(9,511,000) and $(10,468,000) yielding an effective tax rate of 117.6% and 48.0%, respectively. Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the three and six months ended October 29, 2022, the Company calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and six months ended October 29, 2022. The variance from statutory rates for the three and six months ended October 29, 2022 was primarily due to a combination of federal R&D credits and the foreign-derived intangible income deduction. The variance from statutory rates for the three months ended October 30, 2021 was primarily due to a change in estimate of full year projected income (loss) before income taxes, federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the six months ended October 30, 2021 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

16. Share Repurchase Plan and Issuances

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock. No shares were repurchased under the program during the six months ended October 29, 2022 or October 30, 2021. As of April 30, 2022, approximately $21,200,000 remained authorized for future repurchases under this program. In September 2022, the Company’s Board of Directors terminated the repurchase program effective immediately.

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. As of October 29, 2022, the Company has sold 125,441 of its shares for total gross proceeds of $12,700,000, and the Company has $187,300,000 aggregate offering price remaining available under the registration.

17. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Prior to the Company’s sale of all of its equity interest in HAPSMobile in March 2022, the Company determined that it had the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank were considered related parties of the Company prior to the sale. Subsequent to the sale, the Company had no ownership stake in HAPSMobile and SoftBank and HAPSMobile are no longer considered related parties. Under the DDA and related efforts with HAPSMobile, the Company designed and built prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conducted low altitude and high altitude flight tests of the prototype aircraft on a best efforts basis. The Company will continue the development of Solar HAPS with Softbank under the MDDA. Upon the execution of the MDDA, SoftBank issued the first order under the MDDA, which has a maximum value of approximately $51,200,000. The Company recorded revenue under both the MDDA and DDA of $10,342,000 and $20,694,000 for the three and six months ended October 30, 2021.

18. Business Acquisitions

Planck Acquisition

On August 17, 2022 the Company closed its acquisition of Planck Aerosystems, Inc. (“Planck”), a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck. Planck is a small technology company and post-acquisition will be incorporated into AeroVironment’s MUAS segment to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Planck (in thousands):

August 17,
2022
Fair value of assets acquired:
Technology	$3,200
Backlog	700
Inventories	109
Other assets	19
Property and equipment, net	13
Goodwill	1,633
Total identifiable net assets	$5,674

Fair value of liabilities assumed:
Customer advances	69
Total liabilities assumed	69
Total identifiable net assets	$5,605

Fair value of consideration transferred:
Cash	$5,105
Holdback	500
Total consideration	$5,605

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

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Planck and expected future customers in the MUAS market. For tax purposes the acquisition was treated as an asset acquisition and the goodwill is deductible.

Planck Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Revenue	$111,584	$122,667	$223,016	$224,335
Net (loss) income attributable to AeroVironment, Inc.	$(6,131)	$2,375	$(13,450)	$(12,325)

Planck revenue since acquisition on August 17, 2022 was $68,000. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 31, 2021, reflecting the additional amortization that would have been charged and including the results of Planck prior to acquisition.

The Company incurred approximately $569,000 of acquisition-related expenses for the three months ended October 29, 2022. These expenses are included in selling, general and administrative on the Company’s unaudited condensed consolidated statement of operations.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2021, nor are they indicative of results of operations that may occur in the future.

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

Telerob Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Three Months Ended	Six Months Ended
	October 30,	October 30,
	2021	2021
Revenue	$122,008	$223,017
Net loss attributable to AeroVironment, Inc.	$4,454	$(7,844)

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

The projected benefit obligation includes assumptions of a discount rate of 1.7% and pension increase for in-payment benefits of 1.5% for October 29, 2022 and April 30, 2022. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2023. The Company assumed expected return on plan assets of 2.9% for October 29, 2022 and April 30, 2022.

Expected benefits payments as of April 30, 2022 (in thousands):

2023	$161
2024	164
2025	165
2026	165
2027	166
2028-2032	828
Total expected benefit payments	$1,649

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Expected return on plan assets	$—	$31	$—	$63
Interest cost	—	(15)	(17)	(30)
Actuarial gain	—	72	241	6
Net periodic benefit cost	$—	$88	$224	$39

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

	Three Months Ended October 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$26,681	$31,101	$27,281	$9,066	$17,455	$111,584
Gross margin	12,319	12,636	(6,884)	3,001	4,818	25,890

Income (loss) from operations	(2,079)	2,004	(15,242)	1,564	(561)	(14,314)
Acquisition-related expenses	-	-	119	-	450	569
Amortization of acquired intangible assets and other purchase accounting adjustments	669	-	5,897	-	1,276	7,842
Adjusted income (loss) from operations	$(1,410)	$2,004	$(9,226)	$1,564	$1,165	$(5,903)

	Three Months Ended October 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$54,714	$18,418	$26,525	$10,342	$12,009	$122,008
Gross margin	27,754	6,222	2,223	3,944	2,312	42,455

Income (loss) from operations	13,377	47	(7,000)	2,073	(5,158)	3,339
Acquisition-related expenses	297	163	108	58	222	848
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	6,358	-	3,257	10,322
Adjusted income (loss) from operations	$14,381	$210	$(534)	$2,131	$(1,679)	$14,509

	Six Months Ended October 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$69,937	$54,113	$46,542	$19,281	$30,227	$220,100
Gross margin	33,615	20,383	(7,957)	6,325	7,238	59,604

Income (loss) from operations	5,946	973	(24,826)	4,103	(3,784)	(17,588)
Acquisition-related expenses	-	-	340	-	564	904
Amortization of acquired intangible assets and other purchase accounting adjustments	1,350	-	10,842	-	2,611	14,803
Adjusted income (loss) from operations	$7,296	$973	$(13,644)	$4,103	$(609)	$(1,881)

	Six Months Ended October 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$94,638	$37,594	$48,904	$20,694	$21,187	$223,017
Gross margin	44,674	12,211	5,404	7,118	1,771	71,178

Income (loss) from operations	15,335	(416)	(13,381)	3,176	(13,488)	(8,774)
Acquisition-related expenses	721	414	1,492	162	1,313	4,102
Amortization of acquired intangible assets and other purchase accounting adjustments	1,414	-	11,549	-	6,483	19,446
Adjusted income (loss) from operations	$17,470	$(2)	$(340)	$3,338	$(5,692)	$14,774

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	October 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$103,277	$77,334	$394,872	$7,200	$72,098	$236,901	$891,682

	April 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$110,286	$91,862	$388,058	$8,148	$86,617	$229,229	$914,200

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2022, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

We review cost performance and estimates-to-complete at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications occur. The impact of revisions in estimate of completion for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. During the three months ended October 29, 2022 and October 30, 2021, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended October 29, 2022 and October 30, 2021, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 29,	October 30,
	2022	2021

Gross favorable adjustments	$2,611	$289
Gross unfavorable adjustments	(1,467)	(1,137)
Net favorable (unfavorable) adjustments	$1,144	$(848)

For the three months ended October 29, 2022, favorable cumulative catch-up adjustments of $2.6 million were primarily due to final cost adjustments on eight contracts. During the three months ended October 29, 2022, we revised our estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.3 million. For the same period, unfavorable cumulative catch-up adjustments of $1.5 million were primarily related to higher than expected costs on six contracts, which individually were not material.

Also during the three months ended October 29, 2022, we recognized forward loss reserves on two MUAS ISR contracts totaling $2.3 million related to unfavorable changes in the estimated costs to complete the contracts. We recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. The aggregate impact of the change in estimate decreased net income by $1.5 million and diluted loss per share by $0.06.

For the three months ended October 30, 2021, favorable cumulative catch-up adjustments of $0.3 million were primarily due to final cost adjustments on six contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on 18 contracts, which individually were not material.

For the six months ended October 29, 2022 and October 30, 2021, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Six Months Ended
	October 29,	October 30,
	2022	2021

Gross favorable adjustments	$2,034	$872
Gross unfavorable adjustments	(3,419)	(1,851)
Net unfavorable adjustments	$(1,385)	$(979)

For the six months ended October 29, 2022, favorable cumulative catch-up adjustments of $2.0 million were primarily due to final cost adjustments on 20 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $3.4 million were primarily related to higher than expected costs on four contracts. During the six months ended October 29, 2022, we revised our estimates of the total expected costs to complete two TMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2.6 million.

Also during the three months ended October 29, 2022, the Company recognized forward loss reserves on three MUAS ISR contracts totaling $2.3 million related to unfavorable changes in the estimated costs to complete the contracts. The company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. The aggregate impact of the change in estimate decreased net income by $1.5 million and diluted loss per share by $0.06.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended October 29, 2022 Compared to Three Months Ended October 30, 2021

	Three Months Ended
	October 29,	October 30,
	2022	2021

Revenue	$111,584	$122,008
Cost of sales	85,694	79,553
Gross margin	25,890	42,455
Selling, general and administrative	23,613	24,819
Research and development	16,591	14,297
(Loss) income from operations	(14,314)	3,339
Other (loss) income:
Interest expense, net	(2,309)	(1,379)
Other income (expense), net	810	(10,048)
Loss before income taxes	(15,813)	(8,088)
Benefit from income taxes	(10,457)	(9,511)
Equity method investment (loss) income, net of tax	(1,273)	1,133
Net (loss) income	$(6,629)	$2,556

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

	Three Months Ended October 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$26,681	$31,101	$27,281	$9,066	$17,455	$111,584
Gross margin	12,319	12,636	(6,884)	3,001	4,818	25,890

Income (loss) from operations	(2,079)	2,004	(15,242)	1,564	(561)	(14,314)
Acquisition-related expenses	-	-	119	-	450	569
Amortization of acquired intangible assets and other purchase accounting adjustments	669	-	5,897	-	1,276	7,842
Adjusted income (loss) from operations	$(1,410)	$2,004	$(9,226)	$1,564	$1,165	$(5,903)

	Three Months Ended October 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$54,714	$18,418	$26,525	$10,342	$12,009	$122,008
Gross margin	27,754	6,222	2,223	3,944	2,312	42,455

Income (loss) from operations	13,377	47	(7,000)	2,073	(5,158)	3,339
Acquisition-related expenses	297	163	108	58	222	848
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	6,358	-	3,257	10,322
Adjusted income (loss) from operations	$14,381	$210	$(534)	$2,131	$(1,679)	$14,509

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	October 29,	October 30,	October 29,	October 30,
	2022	2021	2022	2021
Cost of sales:
Product sales	$1,009	$2,320	$2,034	$3,987
Contract services	2,975	3,141	5,048	5,503
Selling, general and administrative	3,858	4,861	7,721	9,956
Total	$7,842	$10,322	$14,803	$19,446

Revenue. Revenue for the three months ended October 29, 2022 was $111.6 million, as compared to $122.0 million for the three months ended October 30, 2021, representing a decrease of $10.4 million, or 9%. The decrease in revenue was due to decreases in product revenue of $8.7 million and service revenue of $1.8 million. The decrease in product revenue was primarily due to a decrease in small UAS product revenue, partially offset by increases in TMS and MUAS product revenue. The decrease in service revenue was primarily due to decreases in MUAS, small UAS, and HAPS service revenue, partially offset by increases in TMS service revenue and increases in customer-funded research and development revenue. We expect a decrease in MUAS service revenues related to the completion of certain MUAS site locations. Due to the higher backlog, we expect the Small UAS product revenues to be significantly higher in the second half of the year as compared to the first half of the year.

Cost of Sales. Cost of sales for the three months ended October 29, 2022 was $85.7 million, as compared to $79.6 million for the three months ended October 30, 2021, representing an increase of $6.1 million, or 8%. The increase in cost of sales was a result of an increase in service cost of sales of $5.6 million and an increase in product costs of sales of $0.5 million. The increase in service cost of sales was primarily due to accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $4.5 million. The increase in product costs of sales was primarily due to an unfavorable product mix. Cost of sales for the three months ended October 29, 2022 included $4.0 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $5.5 million for the three months ended October 30, 2021. As a percentage of revenue, cost of sales increased from 65% to 75%, primarily due to an unfavorable product mix and the MUAS accelerated depreciation charges.

Gross Margin. Gross margin for the three months ended October 29, 2022 was $25.9 million, as compared to $42.5 million for the three months ended October 30, 2021, representing a decrease of $16.6 million, or 39%. The decrease in gross margin was due to a decrease in product margin of $9.2 million and a decrease in service margin of $7.4 million. The decrease in product margin was primarily due to the decrease in product sales and an unfavorable product mix. The decrease in service margin was primarily due to a decrease in service revenue and accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $4.5 million. As a percentage of revenue, gross margin decreased from 35% to 23%, primarily due to an unfavorable product mix and the MUAS accelerated depreciation charges. Additionally, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which are currently and will continue to negatively impact our gross margin across all our segments.

Selling, General and Administrative. SG&A expense for the three months ended October 29, 2022 was $23.6 million, or 21% of revenue, as compared to SG&A expense of $24.8 million, or 20% of revenue, for the three months ended October 30, 2021. The decrease in SG&A expense was primarily due to a decrease in commission expenses due to a decrease in sales in which sales representatives were utilized and a decrease in intangible amortization and other related non-cash purchase accounting expenses.

Research and Development. R&D expense for the three months ended October 29, 2022 was $16.6 million, or 15% of revenue, as compared to R&D expense of $14.3 million, or 12% of revenue, for the three months ended October 30, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended October 29, 2022 was $2.3 million compared to interest expense, net of $1.4 million for the three months ended October 30, 2021. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other Income (Expense), net. Other income, net, for the three months ended October 29, 2022 was $0.8 million compared to other expense, net of $10.0 million for the three months ended October 30, 2021. The increase in other income, net is primarily due to a legal accrual of $10.0 million for the settlement of all claims made by the buyers of our former EES business recorded during the three months ended October 30, 2021. Other income, net for the second quarter of fiscal 2023 includes unrealized gains associated with increases in the fair market value for equity security investments.

Benefit from Income Taxes. Our effective income tax rate was 66.1% for the three months ended October 29, 2022, as compared to 117.6% for the three months ended October 30, 2021. Historically, we calculate the provision for income taxes during interim reporting periods by applying an estimate of our annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the three months ended October 29, 2022, we calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. We determined that since small changes in estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three months ended October 29, 2022. The decrease in our effective income tax rate was primarily due to the change to the ETR method during the current quarter. The effective income tax rate for the three months ended October 29, 2022 was primarily impacted by expected federal R&D tax credits and foreign-derived intangible income deductions.

Equity Method Investment (Loss) Income, net of Tax. Equity method investment loss, net of tax for the three months ended October 29, 2022 was $1.3 million as compared to equity method investment income, net of tax of $1.1 million for the three months ended October 30, 2021. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank. Subsequent to the equity interest sale in HAPSMobile during the three months ended April 30, 2022, equity method investment loss, net of tax relates to activity related to investments in limited partnership funds.

Six Months Ended October 29, 2022 Compared to Six Months Ended October 30, 2021

The following tables (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses. All corporate and headquarter expenses are allocated to the reportable segments.

	Six Months Ended
	October 29,	October 30,
	2022	2021

Revenue	$220,100	$223,017
Cost of sales	160,496	151,839
Gross margin	59,604	71,178
Selling, general and administrative	45,556	51,947
Research and development	31,636	28,005
Loss from operations	(17,588)	(8,774)
Other (loss) income:
Interest expense, net	(3,912)	(2,654)
Other income (expense), net	404	(10,394)
Loss before income taxes	(21,096)	(21,822)
Benefit from income taxes	(7,851)	(10,468)
Equity method investment loss, net of tax	(1,773)	(8)
Net loss	$(15,018)	$(11,362)

	Six Months Ended October 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$69,937	$54,113	$46,542	$19,281	$30,227	$220,100
Gross margin	33,615	20,383	(7,957)	6,325	7,238	59,604

Income (loss) from operations	5,946	973	(24,826)	4,103	(3,784)	(17,588)
Acquisition-related expenses	-	-	340	-	564	904
Amortization of acquired intangible assets and other purchase accounting adjustments	1,350	-	10,842	-	2,611	14,803
Adjusted income (loss) from operations	$7,296	$973	$(13,644)	$4,103	$(609)	$(1,881)

	Six Months Ended October 30, 2021
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$94,638	$37,594	$48,904	$20,694	$21,187	$223,017
Gross margin	44,674	12,211	5,404	7,118	1,771	71,178

Income (loss) from operations	15,335	(416)	(13,381)	3,176	(13,488)	(8,774)
Acquisition-related expenses	721	414	1,492	162	1,313	4,102
Amortization of acquired intangible assets and other purchase accounting adjustments	1,414	-	11,549	-	6,483	19,446
Adjusted income (loss) from operations	$17,470	$(2)	$(340)	$3,338	$(5,692)	$14,774

Revenue. Revenue for the six months ended October 29, 2022 was $220.1 million, as compared to $223.0 million for the six months ended October 30, 2021, representing a decrease of $2.9 million, or 1%. The decrease in revenue was due to a decrease in product revenue of $3.8 million, partially offset by an increase in service revenue of $0.9 million. The decrease in product revenue was primarily due to a decrease in small UAS product revenue, partially offset by an increase in TMS and MUAS product revenue. The increase in service revenue was primarily due to an increase in revenue from customer-funded research and development efforts and TMS service revenue, partially offset by a decrease in MUAS, small UAS and HAPS service revenue. We expect a decrease in MUAS service revenues related to the completion of certain MUAS site locations. Due to the higher backlog, we expect the Small UAS product revenues to be significantly higher in the second half of the year as compared to the first half of the year.

Cost of Sales. Cost of sales for the six months ended October 29, 2022 was $160.5 million, as compared to $151.8 million for the six months ended October 30, 2021, representing an increase of $8.7 million, or 6%. The increase in cost of sales was a result of an increase in service cost of sales of $7.8 million and an increase in product costs of sales of $0.8 million. The increase in service cost of sales was primarily due to accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $4.5 million. The increase in product costs of sales was primarily due to an unfavorable product mix. Cost of sales for the six months ended October 29, 2022 included $7.1 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $9.5 million for the six months ended October 30, 2021. As a percentage of revenue, cost of sales increased from 68% to 73%, primarily due to an unfavorable product mix and the MUAS accelerated depreciation charges.

Gross Margin. Gross margin for the six months ended October 29, 2022 was $59.6 million, as compared to $71.2 million for the six months ended October 30, 2021, representing a decrease of $11.6 million, or 16%. The decrease in gross margin was due to a decrease in service margin of $7.0 million and a decrease in product margin of $4.6 million. The decrease in service margin was primarily due to accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $4.5 million. The decrease in product margin was primarily due to the decrease in product sales combined with an unfavorable product mix. As a percentage of revenue, gross margin decreased from 32% to 27%, primarily due to an unfavorable product mix and the MUAS accelerated depreciation charges. Additionally, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which are currently and will continue to negatively impact our gross margin across all our segments.

Selling, General and Administrative. SG&A expense for the six months ended October 29, 2022 was $45.6 million, or 21% of revenue, as compared to SG&A expense of $51.9 million, or 23% of revenue, for the six months ended October 30, 2021. The decrease in SG&A expense was primarily due to a decrease in acquisition-related expenses of $3.2 million and a decrease in intangible amortization and other related non-cash purchase accounting expenses of $2.2 million.

Research and Development. R&D expense for the six months ended October 29, 2022 was $31.6 million, or 14% of revenue, as compared to R&D expense of $28.0 million, or 13% of revenue, for the six months ended October 30, 2021, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Interest Expense, net. Interest expense, net for the six months ended October 29, 2022 was $3.9 million compared to interest expense, net of $2.7 million for the six months ended October 30, 2021. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other Income (Expense), net. Other income, net, for the six months ended October 29, 2022 was $0.4 million compared to other expense, net of $10.4 million for the six months ended October 30, 2021. The increase in other income, net is primarily due to a legal accrual of $10.0 million for the settlement of all claims made by the buyers of our former EES business recorded during the three months ended October 30, 2021. Other income, net for the second quarter of fiscal 2023 includes unrealized gains associated with increases in fair market value for equity security investments.

Benefit from Income Taxes. Our effective income tax rate was 37.2% for the six months ended October 29, 2022, as compared to 48.0% for the six months ended October 30, 2021. Historically, we calculate the provision for income taxes during interim reporting periods by applying an estimate of our annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the six months ended October 29, 2022, we calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. We determined that since small changes in estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the six months ended October 29, 2022. The decrease in our effective income tax rate was primarily due to the change to the ETR method during the current quarter. The effective income tax rate for the six months ended October 29, 2022 was primarily impacted by expected federal R&D tax credits and foreign-derived intangible income deductions.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the six months ended October 29, 2022 was $1.8 million as compared to $8 thousand for the six months ended October 30, 2021. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank. Subsequent to the equity interest sale in HAPSMobile during the three months ended April 30, 2022, equity method investment loss, net of tax relates to activity related to investments in limited partnership funds.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 29, 2022, our funded backlog was approximately $293.1 million.

In addition to our funded backlog, we also had unfunded backlog of $339.4 million as of October 29, 2022. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog includes a $235.2 million contract with a third party that is pending export license approval prior to the funding of the contract. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract. Additionally, unfunded backlog on the U.S. Special Operations Command (“SOCOM”) Mid-Endurance Unmanned Aircraft Systems (“MEUAS”) contract reflects only those sites which have been awarded to Arcturus and does not include the remaining potential value associated with the entire SOCOM MEUAS III/IV contract.

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

Liquidity and Capital Resources

On September 8, 2022 we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. As of October 29, 2022, we have sold 125,441 of our shares for total gross proceeds of $12.7 million, and we have $187.3 million aggregate offering price remaining available under the registration.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities”. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $4.3 million as of October 29, 2022. As of October 29, 2022, approximately $95.7 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 10—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million ($5.5 million) available for issuing letters of credit of which €1.6 million ($1.6 million) was outstanding as of October 29, 2022.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our recent acquisitions of Arcturus, ISG, Telerob and Planck. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the recent acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In consideration of the impact of the ongoing COVID-19 pandemic, we continue to hold a significant portion of our investments in short term investments or cash and cash equivalents.

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $17.2 million was remaining at October 29, 2022. The contributions are anticipated to be paid over the next five fiscal years. As of October 29, 2022, $10 million remains of the obligation under the legal settlement with Webasto which will be paid during the fiscal year ending April 30, 2023.

Cash Flows

The following table provides our cash flow data for the six months ended October 29, 2022 and October 30, 2021 (in thousands):

	Six Months Ended
	October 29,	October 30,
	2022	2021

	(Unaudited)
Net cash provided by (used in) operating activities	$31,932	$(3,344)
Net cash provided by (used in) investing activities	$3,418	$(34,787)
Net cash used in financing activities	$(10,907)	$(12,064)

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the six months ended October 29, 2022 increased by $35.3 million to $31.9 million, as compared to net cash used in operating activities of $3.3 million for the six months ended October 30, 2021. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $34.3 million, largely related to unbilled receivables and retentions and accounts payable, partially offset by a decrease in other liabilities, inventories and accounts receivable due to year over year timing differences.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $38.2 million to $3.4 million for the six months ended October 29, 2022, as compared to net cash used in investing activities of $34.8 million for the six months ended October 30, 2021. The increase in net cash provided by investing activities was primarily due to the acquisition of Telerob for $46.2 million in the prior year, a decrease in acquisition of property and equipment of $5.6 million and a decrease in equity method investments of $3.5 million, partially offset by equity securities investments of $5.1 million and a decrease in redemptions of available-for-sale investments of $4.6 million.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $1.2 million to $10.9 million for the six months ended October 29, 2022, as compared to net cash used by financing activities of $12.1 million for the six months ended October 30, 2021. The decrease in net cash used by financing activities was primarily due to proceeds from share issuance net of issuance costs of $11.8 million and a decrease in holdback and retention payments related to business acquisitions of $6.0 million, partially offset by principal payment of the term loan of $17.5 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the six months ended October 29, 2022.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $167.5 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 29, 2022, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 29, 2022, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

As of the date of this report, management implemented measures it believes remediated the identified deficiencies for one of the newly acquired businesses as certain IT systems at certain newly acquired businesses related to inventory and cost of sales were transitioned to the corporate enterprise resource planning system in late May 2022. Regarding the material weaknesses identified in the other acquisition, management’s remediation efforts are ongoing, and management has designed and implemented a number of controls through quarter ended October 29, 2022. The remediation activities as of the date of this report include, but are not limited to:

●	rationalized access privileges for all system users and critical transactions based on job responsibilities considering segregation of duties (“SOD”);

●	removed excess rights and access for all system users;

●	implemented controls that require the periodic re-evaluation of user access privileges, including administrative access;

●	enhanced system monitoring controls to confirm the adequacy of program change management and security controls; and

●	trained personnel on the design and operation of our internal controls over financial reporting, as well as hired additional resources with experience with the Committee of Sponsoring Organizations, or COSO, guidance.

Due to the nature of the remediation process, controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management can give no assurance that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the design and effectiveness of these controls through ongoing tests during the third and fourth quarter of fiscal year 2023 and will make any further changes that management determines to be appropriate. Management expects that the remediation of the material weaknesses will be completed prior to April 30, 2023.

Changes in Internal Control over Financial Reporting

Except for the remediation activities related to the material weaknesses described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 29, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Issuer Purchases of Equity Securities

On September 24, 2015, we announced that on September 23, 2015 our Board of Directors authorized a share repurchase program (the “Share Repurchase Program”), pursuant to which we may repurchase up to $25.0 million of our common stock from time to time, in amounts and at prices we deem appropriate, subject to market conditions and other considerations. Share repurchases may be executed through open market transactions or negotiated purchases and may be made under a Rule 10b5-1 plan. The Share Repurchase Program does not obligate us to acquire any particular amount of common stock and may be suspended at any time by our Board of Directors. No shares were repurchased in the six months ended October 29, 2022. In September 2022, the Company’s Board of Directors terminated the repurchase program effective immediately.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On and effective December 1, 2022, our Board of Directors (the “Board”) of AeroVironment, Inc. (the “Company”) approved an amendment and restatement to our Amended and Restated Bylaws (the “Amended Bylaws”). The amendments, among other things, provide stockholders with a new “proxy access” right and related procedures, as well as implement additional revisions as detailed below. Subject to the requirements established in the Amended Bylaws, the proxy access procedure generally allows a qualifying stockholder, or an eligible group of up to 50 qualifying stockholders, who has maintained continuous ownership of at least 3% of the voting power of our outstanding voting stock for at least 3 years, to include nominees for election to the Board in our annual meeting proxy. Subject to compliance with the procedures and requirements of the proxy access bylaw provisions and the calculation provisions set forth therein, such qualifying stockholders may generally include a number of eligible director nominees constituting up to the greater of (a) the largest whole number that does not exceed 20% of directors then in office and (b) two nominees.

In addition, the Board also approved the following amendments to the Amended Bylaws: enabling the Chairman of the Board or the meeting chairman to adjourn stockholder meetings; enhancing the authority of the Board to create and enforce rules regarding the conduct of stockholder meetings; addressing the new rules related to the use of “universal” proxy cards adopted by the Securities and Exchange Commission and updating the procedural mechanics and disclosure requirements in connection with submission of stockholder business proposals or stockholder director nominees; updating procedures for fixing the record dates for the annual meeting of stockholders and for other actions; clarifying rules regarding notice of stockholder meetings; clarifying authority of committees of directors and updating officer appointment procedures; and designating the Court of Chancery of the State of Delaware (or if such court does not have jurisdiction, the federal district court for the District of Delaware or other state courts of Delaware) as the sole and exclusive forum for state corporate law-related litigation related to the Company or its’ directors and officers; designating the federal courts of the United States of America as the sole and exclusive forum for the resolution of any complaint against the Company or any director or officer of the Company asserting a cause of action arising under the Securities Act of 1933; and incorporating other technical, ministerial, clarifying and conforming changes, including to align the Amended Bylaws with various provisions of the Delaware General Corporation Law.

The foregoing summary does not purport to be complete and is qualified in its entirety by reference to the complete text of the Amended Bylaws, which are attached as Exhibit 3.2 hereto and incorporated by reference herein.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2	Fourth Amended and Restated Bylaws of AeroVironment, Inc., amended as of December 1, 2022
10.1	Second Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8‑K filed March 3, 2022 (File No. 001‑33261).

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

Date: December 6, 2022		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)