Form 10-Q
period 2023-01-28
AeroVironment Inc
filed 2023-03-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 28, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 1, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 25,264,025.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of January 28, 2023 (Unaudited) and April 30, 2022	3
	Condensed Consolidated Statements of Operations for the three and nine months ended January 28, 2023 (Unaudited) and January 29, 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 28, 2023 (Unaudited) and January 29, 2022 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 28, 2023 (Unaudited) and January 29, 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended January 28, 2023 (Unaudited) and January 29, 2022 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	35
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	51
Item 5.	Other Information	51
Item 6.	Exhibits	51
Signatures		51

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	January 28,	April 30,
	2023	2022
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$78,276	$77,231
Short-term investments	—	24,716
Accounts receivable, net of allowance for doubtful accounts of $61 at January 28, 2023 and $592 at April 30, 2022	52,871	60,170
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $2,229 at April 30, 2022)	109,289	104,194
Inventories, net	125,942	90,629
Income taxes receivable	9,180	442
Prepaid expenses and other current assets	15,323	11,527
Total current assets	390,881	368,909
Long-term investments	19,319	15,433
Property and equipment, net	45,388	62,296
Operating lease right-of-use assets	28,336	26,769
Deferred income taxes	8,540	7,290
Intangibles, net	83,442	97,224
Goodwill	336,555	334,347
Other assets	8,741	1,932
Total assets	$921,202	$914,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,420	$19,244
Wages and related accruals	27,135	25,398
Customer advances	22,553	8,968
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	7,794	6,819
Income taxes payable	26	759
Other current liabilities	22,469	30,203
Total current liabilities	116,397	101,391
Long-term debt, net of current portion	155,763	177,840
Non-current operating lease liabilities	22,630	21,915
Other non-current liabilities	742	768
Liability for uncertain tax positions	1,450	1,450
Deferred income taxes	2,707	2,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 28, 2023 and April 30, 2022	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—25,264,025 shares at January 28, 2023 and 24,951,287 shares at April 30, 2022	4	2
Additional paid-in capital	295,070	267,248
Accumulated other comprehensive loss	(5,055)	(6,514)
Retained earnings	331,494	347,233
Total AeroVironment, Inc. stockholders’ equity	621,513	607,969
Noncontrolling interest	—	241
Total equity	621,513	608,210
Total liabilities and stockholders’ equity	$921,202	$914,200

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022
Revenue:
Product sales	$91,216	$42,599	$211,533	$166,713
Contract services (inclusive of related party revenue of $9,543 and $30,237 for the three and nine months ended January 29, 2022, respectively)	43,179	47,494	142,962	146,397
	134,395	90,093	354,495	313,110
Cost of sales:
Product sales	54,866	29,294	127,210	100,821
Contract services	34,019	39,363	122,171	119,675
	88,885	68,657	249,381	220,496
Gross margin:
Product sales	36,350	13,305	84,323	65,892
Contract services	9,160	8,131	20,791	26,722
	45,510	21,436	105,114	92,614
Selling, general and administrative	24,746	22,549	70,302	74,496
Research and development	16,157	13,013	47,793	41,018
Income (loss) from operations	4,607	(14,126)	(12,981)	(22,900)
Other (loss) income:
Interest expense, net	(2,810)	(1,510)	(6,722)	(4,164)
Other (expense) income, net	(2,587)	34	(2,183)	(10,360)
Loss before income taxes	(790)	(15,602)	(21,886)	(37,424)
Benefit from income taxes	(531)	(15,396)	(8,382)	(25,864)
Equity method investment (loss) income, net of tax	(417)	171	(2,190)	163
Net loss	(676)	(35)	(15,694)	(11,397)
Net loss (income) attributable to noncontrolling interest	—	45	(45)	(49)
Net (loss) income attributable to AeroVironment, Inc.	$(676)	$10	$(15,739)	$(11,446)
Net loss per share attributable to AeroVironment, Inc.
Basic	$(0.03)	$—	$(0.63)	$(0.46)
Diluted	(0.03)	—	$(0.63)	$(0.46)
Weighted-average shares outstanding:
Basic	25,012,412	24,710,991	24,906,977	24,657,846
Diluted	25,012,412	24,879,643	24,906,977	24,657,846

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022
Net loss	$(676)	$(35)	$(15,694)	$(11,397)
Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale investments, net of deferred tax expense of $0 and $1 for the three months ended January 28, 2023 and January 29, 2022, respectively; and $0 and $1 for the nine months ended January 28, 2023 and January 29, 2022, respectively	—	(3)	26	(6)
Change in foreign currency translation adjustments	3,425	(1,754)	1,433	(3,771)
Total comprehensive income (loss)	2,749	(1,792)	(14,235)	(15,174)
Net loss (income) attributable to noncontrolling interest	—	45	(45)	(49)
Comprehensive income (loss) attributable to AeroVironment, Inc.	$2,749	$(1,747)	$(14,280)	$(15,223)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended January 28, 2023 and January 29, 2022 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210
Net (loss) income	—	—	—	(15,739)	—	(15,739)	45	(15,694)
Unrealized gain on investments	—	—	—	—	26	26	—	26
Foreign currency translation	—	—	—	—	1,433	1,433	—	1,433
Stock options exercised	35,000	—	868	—	—	868	—	868
Restricted stock awards	77,169	—	—	—	—	—	—	—
Restricted stock awards forfeited	(10,679)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,723)	—	(853)	—	—	(853)	—	(853)
Shares issued, net of issuance costs	221,971	2	20,699	—	—	20,701	—	20,701
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	7,108	—	—	7,108	—	7,108
Balance at January 28, 2023	25,264,025	$4	$295,070	$331,494	$(5,055)	$621,513	$—	$621,513

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	$2	$260,327	$351,421	$343	$612,093	$14	$612,107
Net (loss) income	—	—	—	(11,446)	—	(11,446)	49	(11,397)
Unrealized loss on investments	—	—	—	—	(6)	(6)	—	(6)
Foreign currency translation	—	—	—	—	(3,771)	(3,771)	—	(3,771)
Stock options exercised	114,362	—	2,777	—	—	2,777	—	2,777
Restricted stock awards	55,592	—	—	—	—	—	—	—
Restricted stock awards forfeited	(20,203)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,941)	—	(1,176)	—	—	(1,176)	—	(1,176)
Change in non-controlling interest	—	—	—		—	—	224	224
Stock based compensation	—	—	3,957	—	—	3,957	—	3,957
Balance at January 29, 2022	24,915,105	$2	$265,885	$339,975	$(3,434)	$602,428	$287	$602,715

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended January 28, 2023 and January 29, 2022 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at October 29, 2022	25,157,618	$4	$283,789	$332,170	$(8,480)	$607,483	$—	$607,483
Net loss	—	—	—	(676)	—	(676)	—	(676)
Foreign currency translation	—	—	—	—	3,425	3,425	—	3,425
Stock options exercised	10,000	—	186	—	—	186	—	186
Restricted stock awards	1,812	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,935)	—	—	—	—	—	—	—
Shares issued, net of issuance costs	96,530	—	8,389	—	—	8,389	—	8,389
Stock based compensation	—	—	2,706	—	—	2,706	—	2,706
Balance at January 28, 2023	25,264,025	$4	$295,070	$331,494	$(5,055)	$621,513	$—	$621,513

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at October 30, 2021	24,805,829	2	261,612	339,965	(1,677)	599,902	332	600,234
Net income (loss)	—	—	—	10	—	10	(45)	(35)
Unrealized loss on investments	—	—	—	—	(3)	(3)	—	(3)
Foreign currency translation	—	—	—	—	(1,754)	(1,754)	—	(1,754)
Stock options exercised	110,362	—	2,657	—	—	2,657	—	2,657
Restricted stock awards	3,366	—	—	—	—	—	—	—
Restricted stock awards forfeited	(4,452)	—	—	—	—	—	—	—
Stock based compensation	—	—	1,616	—	—	1,616	—	1,616
Balance at January 29, 2022	24,915,105	$2	$265,885	$339,975	$(3,434)	$602,428	$287	$602,715

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 28,	January 29,
	2023	2022
Operating activities
Net loss	$(15,694)	$(11,397)
Adjustments to reconcile net loss from operations to cash provided by (used in) operating activities:
Depreciation and amortization	48,109	47,437
Loss (income) from equity method investments	2,190	(799)
Loss on deconsolidation of previously controlled subsidiary	189	—
Amortization of debt issuance costs	634	386
Provision for doubtful accounts	5	(20)
Other non-cash expense, net	935	440
Non-cash lease expense	5,866	5,033
Loss on foreign currency transactions	38	34
Unrealized loss on available-for-sale equity securities, net	1,798	—
Deferred income taxes	(1,250)	(1,195)
Stock-based compensation	7,108	3,957
Loss on disposal of property and equipment	1,193	5,063
Amortization of debt securities discount	125	117
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	6,847	21,901
Unbilled receivables and retentions	(5,098)	(25,597)
Inventories	(39,324)	(21,590)
Income taxes receivable	(9,388)	(26,208)
Prepaid expenses and other assets	(3,114)	1,789
Accounts payable	7,789	(10,720)
Other liabilities	(157)	(11,807)
Net cash provided by (used in) operating activities	8,801	(23,176)
Investing activities
Acquisition of property and equipment	(10,116)	(17,064)
Equity method investments	(2,774)	(6,884)
Equity security investments	(5,100)	—
Business acquisitions, net of cash acquired	(5,105)	(46,150)
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	(635)	—
Redemptions of available-for-sale investments	25,945	35,851
Purchases of available-for-sale investments	(1,326)	(2,987)
Other	—	225
Net cash provided by (used in) investing activities	889	(37,009)
Financing activities
Principal payments of term loan	(22,500)	(7,500)
Holdback and retention payments for business acquisition	—	(5,991)
Proceeds from shares issued, net of issuance costs	20,104	—
Tax withholding payment related to net settlement of equity awards	(853)	(1,176)
Exercise of stock options	868	2,776
Other	(21)	(23)
Net cash used in financing activities	(2,402)	(11,914)
Effects of currency translation on cash and cash equivalents	695	(613)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,983	(72,712)
Cash, cash equivalents and restricted cash at beginning of period	77,231	157,063
Cash, cash equivalents and restricted cash at end of period	$85,214	$84,351
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$1,192	$1,923
Interest	$5,697	$3,465
Non-cash activities
Unrealized (gain) loss on available-for-sale investments, net of deferred tax expense of $0 and $1 for the nine months ended January 28, 2023 and January 29, 2022, respectively	$(26)	$6
Change in foreign currency translation adjustments	$1,433	$(3,771)
Issuances of inventory to property and equipment, ISR in-service assets	$4,677	$16,680
Acquisitions of property and equipment included in accounts payable	$731	$626

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the nine months ended January 28, 2023 are not necessarily indicative of the results for the full year ending April 30, 2023. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2022, included in the Company’s Annual Report on Form 10-K.

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

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH, a German company based in Ostfildern (near Stuttgart), Germany (“Telerob GmbH”), including Telerob GmbH’s wholly-owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob GmbH, “Telerob”) pursuant to its previously announced Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Seller, to purchase 100% of the issued and outstanding shares of Telerob Seller’s wholly-owned subsidiary Telerob GmbH (the “Telerob Acquisition”). The assets, liabilities and operating results of Telerob GmbH have been included in the Company’s unaudited condensed consolidated financial statements. Telerob USA was subsequently dissolved. Refer to Note 18—Business Acquisitions for further details.

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), to Toygun. On October 14, 2022, the Company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the share sales, the Company decreased its interest in Altoy from 85% to 15% and has determined that it no longer controls Altoy. Therefore, the Company no longer consolidates Altoy in the Company’s unaudited condensed consolidated financial statements. As the Company has the ability to exercise significant influence over the operating and financial policies of Altoy, the Company accounts for the investment as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investments, net of tax. Refer to Note 6—Equity Method Investments for further details.

On August 17, 2022, the Company closed its acquisition of Planck Aerosystems, Inc. (“Planck”) pursuant to the purchase agreement, and post-acquisition, Planck has been incorporated into the medium UAS (“MUAS”) segment. The assets, liabilities and operating results of Planck have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 18—Business Acquisitions for further details.

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

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of its customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASC 606.

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

Performance obligations satisfied over time accounted for 45% and 54% of revenue during the three and nine months ended January 28, 2023, respectively. Performance obligations satisfied over time accounted for 66% and 58% of revenue during the three and nine months ended January 29, 2022, respectively. Performance obligations satisfied at a point in time accounted for 55% and 46% of revenue during the three and nine months ended January 28, 2023, respectively. Performance obligations satisfied at a point in time accounted for 34% and 42% of revenue during the three and nine months ended January 29, 2022, respectively.

On January 28, 2023, the Company had approximately $413,890,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 40% of the remaining performance obligations as revenue in fiscal 2023 and the remaining 60% in fiscal 2024.

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

The nature of the Company’s contracts gives rise to several types of variable consideration, including undefinitized contract actions which are within the scope of ASC 606 with final contract values to be negotiated, penalty fees and incentive awards generally for late delivery and early delivery, respectively. The Company generally estimates such variable consideration as the most likely amount. In addition, the Company includes the estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. These estimates are based on historical award experience, anticipated performance and the Company’s best judgment at the time. Based on experience in estimating these amounts, they are included in the transaction price of the Company’s contracts and the associated remaining performance obligations.

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates, are recorded using a cumulative catch-up adjustment in the period identified for contracts with performance obligations recognized over time. Changes in cumulative revenue estimates due to changes in the estimated transaction price are recorded using a cumulative catch-up adjustment in the period identified for contracts with performance obligations at a point in time, including undefinitized contract actions. In the period undefinitized contract actions become definitized, a cumulative catch-up adjustment is recorded to reflect the final consideration, which could have a material positive or negative impact.

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of January 28, 2023 and April 30, 2022 was $1,561,000 and $1,064,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. During the three months ended January 28, 2023, the Company recognized a decrease in the forward loss reserves on two MUAS ISR contracts for $2,424,000 due to decreases in the estimated costs to complete the contract and an increase in the forward loss reserve of an MUAS products contract for $1,593,000 due to increases in the estimated costs to complete the contract. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the nine month period ended January 28, 2023.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or nine month periods ended January 28, 2023 nor the three or nine month periods ended January 29, 2022. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three month period ended January 28, 2023. During the nine months ended January 28, 2023, the Company revised its estimates of the total expected costs to complete two TMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2,448,000. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three or nine month periods ended January 29, 2022.

Revenue by Category

The following tables present the Company’s revenue disaggregated by major product line, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
Revenue by segment	2023	2022	2023	2022
Small UAS	$69,376	$24,366	$139,313	$119,004
TMS	24,015	18,603	78,127	56,197
MUAS	15,405	21,168	61,948	70,072
HAPS	8,938	9,543	28,219	30,237
All Other	16,661	16,413	46,888	37,600
Total revenue	$134,395	$90,093	$354,495	$313,110

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
Revenue by contract type	2023	2022	2023	2022
FFP	$109,119	$66,639	$275,184	$245,798
CPFF	24,115	21,788	75,583	62,499
T&M	1,161	1,666	3,728	4,813
Total revenue	$134,395	$90,093	$354,495	$313,110

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

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
Revenue by customer category	2023	2022	2023	2022
U.S. government	$83,398	$60,956	$226,191	$204,107
Non-U.S. government	50,997	29,137	128,304	109,003
Total revenue	$134,395	$90,093	$354,495	$313,110

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
Revenue by geographic location	2023	2022	2023	2022
Domestic	$55,955	$56,480	$174,135	$193,531
International	78,440	33,613	180,360	119,579
Total revenue	$134,395	$90,093	$354,495	$313,110

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the nine month period ended January 28, 2023 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 28, 2023 that was included in contract liability balances as of April 30, 2022 was $369,000 and $3,374,000, respectively, and revenue recognized for the three and nine month periods ended January 29, 2022 that was included in contract liability balances as of April 30, 2021 was $1,521,000 and $2,409,000, respectively.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of January 28, 2023, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies four reportable segments. Refer to Note 20—Segments for further details.

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. During the three months ended January 28, 2023, Telerob received a restricted customer advance. The restricted funds are maintained in a separate account and are recorded in other assets on the unaudited condensed consolidated balance sheet. As of January 28, 2023 and April 30, 2022 restricted cash was €6,385,000 ($6,938,000) and €0 ($0), respectively.

Investments

The Company’s investments are accounted for as available-for-sale and are reported at fair value. Unrealized gains and losses for debt securities are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes for available-for-sale investments. Gains and losses realized on the disposition of investment securities are determined on the specific identification basis and credited or charged to income. Investments in equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other (expense) income, net. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At January 28, 2023 and April 30, 2022, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	January 28, 2023	January 29, 2022	January 28, 2023	January 29, 2022
Net (loss) income attributable to AeroVironment, Inc.	$(676)	$10	$(15,739)	$(11,446)
Denominator for basic (loss) earnings per share:
Weighted average common shares	25,012,412	24,710,991	24,906,977	24,657,846
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	168,652	—	—
Denominator for diluted (loss) earnings per share	25,012,412	24,879,643	24,906,977	24,657,846

Due to the net loss for the three and nine months ended January 28, 2023, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 145,793 and 152,047 for the three and nine months ended January 28, 2023, respectively. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 20,554 for the three months ended January 29, 2022. Due to the net loss for the nine months ended January 29, 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 237,909 for the nine months ended January 29, 2022.

Recently Issued Accounting Standards

No recently issued accounting standards are expected to impact the Company.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. While the negotiations did not result in a settlement of any of the Company’s or Webasto’s claims at such time, as a result of the settlement negotiations, the Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the condensed consolidated statements of operations and in other current liabilities on the condensed consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of its former EES business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 in other expense on the condensed consolidated statements of operations and in other current liabilities on the condensed consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 occurred over a 24 month period from the effective date of the settlement agreement, and Webasto will retain the Holdback. As of January 28, 2023, $15,000,000 of the settlement was paid. On February 2, 2023, the final $5,000,000 of the settlement was paid.

3. Investments

Investments consist of the following (in thousands):

	January 28,	April 30,
	2023	2022
Short-term investments:
Available-for-sale securities:
Municipal securities	—	19,725
U.S. government securities	—	4,991
Total short-term investments	$—	$24,716
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	3,302	—
Total long-term available-for-sale securities investments	3,302	—
Equity method investments
Investments in limited partnership funds	16,017	15,433
Total equity method investments	16,017	15,433
Total long-term investments	$19,319	$15,433

Available-For-Sale Securities

Debt Securities

As of April 30, 2022, the balance of available-for-sale debt securities consisted of state and local government municipal securities, U.S. government securities and U.S. government agency securities. Interest earned from these investments is recorded in interest expense, net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest expense, net. As of January 28, 2023, the Company held no available-for-sale debt securities.

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

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other (expense) income, net.

	Three Months	Nine Months
	Ended	Ended
	January 28,	January 28,
	2023	2023
Net loss recognized during the period on equity securities	$(2,726)	$(1,798)
Less: Net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$(2,726)	$(1,798)

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

The Company’s financial assets measured at fair value on a recurring basis at January 28, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$—	$—	$—
Equity securities	3,165	—	—	3,165
Warrants	—	137	—	137
Contingently returnable consideration	—	—	—	—
Total	$3,165	$137	$—	$3,302

The Company’s financial liabilities measured at fair value on a recurring basis at January 28, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,727	$1,727
Total	$—	$—	$1,727	$1,727

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$24,716	$—	$24,716
Contingently returnable consideration	—	—	143	143
Total	$—	$24,716	$143	$24,859

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,084	$1,084
Total	$—	$—	$1,084	$1,084

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2022	$143	$1,084
Business acquisition	—	—
Transfers to Level 3	—	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	(143)	643
Settlements	—	—
Balance at January 28, 2023	$—	$1,727
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at January 28, 2023	$—	$—

Pursuant to the Intelligent Systems Group business segment (“ISG”) Purchase Agreement with Progeny Systems Corporation (the “ISG Seller”), the ISG Seller may receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets are achieved during the three years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the fiscal year ended April 30, 2022, the targets for the first and second year were achieved, and during the nine months ended January 28, 2023, the target for the third year was achieved. The consideration was held and released from an escrow account that is not controlled by the Company and therefore not recorded on the condensed consolidated balance sheet. The related consideration of $2,000,000 for the first target was released from the escrow account during the fiscal year ended April 30, 2022, the related consideration of $2,000,000 for the second target was released from the escrow account during the three months ended July 30, 2022, and the related consideration of $2,000,000 for the third target was released from the escrow account in February 2023.

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

5. Inventories, net

Inventories consist of the following (in thousands):

	January 28,	April 30,
	2023	2022
Raw materials	$56,728	$42,310
Work in process	41,602	28,034
Finished goods	43,696	32,619
Inventories, gross	142,026	102,963
Reserve for inventory excess and obsolescence	(16,084)	(12,334)
Inventories, net	$125,942	$90,629

6. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the three months ended July 30, 2022, the Company made its initial contribution of $2,774,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $17,226,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and nine months ended January 28, 2023, the Company recorded its ownership percentage of the net loss of the limited partnership, or $(417,000) and $(2,190,000), respectively, in equity method investment (loss) income, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended January 29, 2022, the Company recorded its ownership percentage of the net gain of the limited partnership, or $478,000 and $2,843,000, respectively, net of $108,000 and $636,000 of tax expense, respectively, in equity method investment (loss) income, net of tax in the unaudited condensed consolidated statements of operations. At January 28, 2023 and April 30, 2022, the carrying value of the investments in the limited partnership funds of $16,017,000 and $15,433,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investments, net of tax. For the three and nine months ended January 28, 2023, the Company recorded $0 for its ownership percentage of the net loss of the limited partnership in equity method investment (loss) income, net of tax in the unaudited condensed consolidated statements of operations. At January 28, 2023, the carrying value of the investment in Altoy of $96,000 was recorded in other assets on the unaudited condensed consolidated balance sheet.

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

Prior to the sale of the equity interest, the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable joint venture agreement and related organizational documents, and therefore, the Company’s investment was accounted for as an equity method investment. For the three and nine months ended January 29, 2022, the Company recorded its proportionate net loss of HAPSMobile, or $200,000 and $2,044,000, respectively, in equity method investment (loss) income, net of tax in the unaudited condensed consolidated statement of operations.

7. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 28, 2023 and January 29, 2022, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022
Beginning balance	$3,017	$2,650	$2,190	$2,341
Balance acquired from acquisition	—	—	—	256
Warranty expense	(333)	(192)	1,110	704
Warranty costs settled	(387)	(352)	(1,003)	(1,195)
Ending balance	$2,297	$2,106	$2,297	$2,106

8. Intangibles, net

The components of intangibles are as follows (in thousands):

	January 28,	April 30,
	2023	2022
Technology	$60,425	$56,913
Licenses	1,008	1,008
Customer relationships	72,583	72,448
Backlog	2,865	2,100
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	148	144
Intangibles, gross	137,967	133,551
Less accumulated amortization	(54,525)	(36,327)
Intangibles, net	$83,442	$97,224

The weighted average amortization period at January 28, 2023 and April 30, 2022 was four years. Amortization expense for the three and nine months ended January 28, 2023 was $6,073,000 and $17,925,000, respectively. Amortization expense for the three and nine months ended January 29, 2022 was $6,911,000 and $20,486,000, respectively.

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

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2023	$6,061
2024	24,018
2025	21,691
2026	16,483
2027	5,786
$74,039

9. Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	Small UAS	TMS	MUAS	HAPS	All other	Total
Balance at April 30, 2022	$6,340	$—	$290,157	$—	$37,850	$334,347
Additions to goodwill	—	—	1,633	—	575	2,208
Balance at January 28, 2023	$6,340	$—	$291,790	$—	$38,425	$336,555

The goodwill addition to MUAS is attributable to the Planck acquisition. The goodwill additions to the column entitled “All other” is attributable to the Telerob acquisition recorded in Euros and translated to dollars at each reporting date. The MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests as the estimated fair value exceeded the carrying value by approximately 10% during the most recent annual goodwill impairment test during the fiscal year ended April 30, 2022. The Company’s annual impairment test for the fiscal year ending April 30, 2023 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $56,000,000 as of January 28, 2023 will also be evaluated for potential impairment during the fourth quarter. Refer to Note 18—Business Acquisitions and Note 21—Subsequent Events for further details.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of January 28, 2023, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	January 28,	April 30,
	2023	2022
	(In thousands)	(In thousands)
Term loans	$167,500	$190,000
Revolving credit facility	—	—
Total debt	167,500	190,000
Less current portion	10,000	10,000
Total long-term debt, less current portion	157,500	180,000
Less unamortized debt issuance costs - term loans	1,737	2,160
Total long-term debt, net of unamortized debt issuance costs - term loans	$155,763	$177,840
Unamortized debt issuance costs - revolving credit facility	$865	$1,076
Current period interest rate	6.7%	2.6%

Future long-term debt principal payments at January 28, 2023 were as follows:

(In thousands)
2023	$2,500
2024	10,000
2025	10,000
2026	145,000
2027	—
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

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The Company defines the initial lease term to include renewal options determined to be reasonably certain. The Company’s leases have remaining lease terms of less than one year to seven years, some of which may include options to extend the lease for up to nine years, and some of which may include options to terminate the lease after three years. If the Company determines the option to extend or terminate is reasonably certain, it is included in the determination of lease assets and liabilities. For operating leases, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 28,	January 29,
	2023	2022
Operating lease cost	$5,866	$5,033
Short term lease cost	662	684
Variable lease cost	1,485	434
Sublease income	—	(132)
Total lease costs, net	$8,013	$6,019

Supplemental lease information were as follows:

	Nine Months Ended	Nine Months Ended
	January 28,	January 29,
	2023	2022
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$5,777	$5,119
Right-of-use assets obtained in exchange for new lease liabilities	$6,607	$6,705

Weighted average remaining lease term	56 months	67 months
Weighted average discount rate	4.2%	3.4%

Maturities of operating lease liabilities as of January 28, 2023 were as follows (in thousands):

2023	$3,441
2024	8,476
2025	8,339
2026	5,042
2027	4,503
Thereafter	5,839
Total lease payments	35,640
Less: imputed interest	(5,216)
Total present value of operating lease liabilities	$30,424

12. Accumulated Other Comprehensive (Loss) Income and Reclassifications Adjustments

The components of accumulated other comprehensive (loss) income and adjustments are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 28,	January 29,
	2023	2022
Balance, net of $8 and $1 deferred taxes, as of April 30, 2022 and April 30, 2021, respectively	$(6,514)	$343
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $0 and $1 for the nine months ended January 28, 2023 and January 29, 2022	26	(6)
Change in foreign currency translation adjustments	1,433	(3,771)
Balance, net of $0 and $2 deferred taxes, as of January 28, 2023 and January 29, 2022, respectively	$(5,055)	$(3,434)

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $23,193,000 and $71,129,000 for the three and nine months ended January 28, 2023, respectively. Revenue from customer-funded R&D was approximately $20,451,000 and $56,537,000 for the three and nine months ended January 29, 2022, respectively.

14. Long-Term Incentive Awards

During the three months ended July 30, 2022, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 28, 2023, the Company recorded $642,000 and $1,703,000 of compensation expense related to the Fiscal 2023 LTIP PRSUs. The Company recorded no compensation expense related to the Fiscal 2023 LTIP PRSUs for the three and nine months ended January 29, 2022. At January 28,

2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $12,829,000.

During the three months ended July 31, 2021, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended January 28, 2023, the Company recorded $84,000 of compensation expense related to the Fiscal 2022 LTIP PRSUs. For the nine months ended January 28, 2023, the Company recorded a reversal of $(31,000) of compensation expense related to the Fiscal 2022 LTIP PRSUs. For the three and nine months ended January 29, 2022, the Company recorded $205,000 and $714,000 of compensation expense related to the Fiscal 2022 LTIP PRSUs. At January 28, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $10,148,000.

During the three months ended August 1, 2020, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 28, 2023, the Company recorded $36,000 and $228,000 of compensation expense related to the Fiscal 2021 LTIP PRSUs, respectively. For the three and nine months ended January 29, 2022, the Company recorded a reversal of $(29,000) and $(536,000) of compensation expense related to the Fiscal 2021 LTIP PRSUs, respectively, due to a change in estimate resulting from a decrease in the estimated achievement. At January 28, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2021 LTIP is $5,858,000.

During the three months ended July 27, 2019, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. During the three months ended July 31, 2022, the Company issued a total of 5,678 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2020 LTIP. For the three and nine months ended January 28, 2023, the Company recorded no compensation expense related to the Fiscal 2020 LTIP PRSUs, respectively. For the three and nine months ended January 29, 2022, the Company recorded a reversal of $(30,000) and $(648,000) of compensation expense related to the Fiscal 2020 LTIP PRSUs, respectively, due to a change in estimate resulting from a decrease in the estimated achievement.

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

15. Income Taxes

For the three and nine months ended January 28, 2023, the Company recorded a benefit from income taxes of $(531,000) and $(8,382,000) yielding an effective tax rate of 67.2% and 38.3%, respectively. For the three and nine months ended January 29, 2022, the Company recorded a benefit from income taxes of $(15,396,000) and $(25,864,000) yielding an effective tax rate of 98.7% and 69.1%, respectively. Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the three and nine months ended January 28, 2023, the Company calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and nine months ended January 28, 2023. The variance from statutory rates for the three and nine months ended January 28, 2023 was primarily due to a combination of federal R&D credits, the foreign-derived intangible income deduction and discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options. The variance from statutory rates for the three and nine months ended January 29, 2022 was primarily due to federal R&D credits and the recording of discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

16. Share Repurchase Plan and Issuances

In September 2015, the Company’s Board of Directors authorized a program to repurchase up to $25,000,000 of the Company’s common stock. No shares were repurchased under the program during the nine months ended January 28, 2023 or January 29, 2022. As of April 30, 2022, approximately $21,200,000 remained authorized for future repurchases under this program. In September 2022, the Company’s Board of Directors terminated the repurchase program effective immediately.

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. As of January 28, 2023, the Company has sold 221,971 of its shares for total gross proceeds of $21,439,000, and the Company has $178,561,000 of aggregate offering price remaining available under the registration.

17. Related Party Transactions

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Prior to the Company’s sale of all of its equity interest in HAPSMobile in March 2022, the Company determined that it had the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank were considered related parties of the Company prior to the sale. Subsequent to the sale, the Company had no ownership stake in HAPSMobile and SoftBank and HAPSMobile are no longer considered related parties. Under the DDA and related efforts with HAPSMobile, the Company designed and built prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conducted low altitude and high altitude flight tests of the prototype aircraft on a best efforts basis. The Company will continue the development of Solar HAPS with Softbank under the MDDA. Upon the execution of the MDDA, SoftBank issued the first order under the MDDA, which has a maximum value of approximately $51,200,000. The Company recorded revenue under both the MDDA and DDA of $9,543,000 and $30,237,000 for the three and nine months ended January 29, 2022.

18. Business Acquisitions

Planck Acquisition

On August 17, 2022 the Company closed its acquisition of Planck, a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck. Planck is a small technology company and post-acquisition will be incorporated into AeroVironment’s MUAS segment to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Planck. The purchase price allocation is expected to be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date (in thousands):

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

Planck Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022
Revenue	$134,395	$90,752	$357,411	$315,086
Net (loss) income attributable to AeroVironment, Inc.	$(390)	$(140)	$(13,840)	$(12,752)

Planck revenue since acquisition on August 17, 2022 was $76,000. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 31, 2021, reflecting the additional amortization that would have been charged and including the results of Planck prior to acquisition.

The Company incurred approximately $286,000 and $855,000 of acquisition-related expenses for the three and nine months ended January 28, 2023. These expenses are included in selling, general and administrative on the Company’s unaudited condensed consolidated statement of operations.

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

Telerob Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Three Months Ended	Nine Months Ended
	January 29,	January 29,
	2022	2022
Revenue	$90,093	$313,110
Net loss attributable to AeroVironment, Inc.	$1,753	$(6,091)

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

The projected benefit obligation includes assumptions of a discount rate of 1.7% and pension increase for in-payment benefits of 1.5% for January 28, 2023 and April 30, 2022. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2023. The Company assumed expected return on plan assets of 2.9% for January 28, 2023 and April 30, 2022.

Expected benefits payments as of April 30, 2022 (in thousands):

2023	$161
2024	164
2025	165
2026	165
2027	166
2028-2032	828
Total expected benefit payments	$1,649

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Expected return on plan assets	$—	$30	$—	$93
Interest cost	(35)	(14)	(52)	(44)
Actuarial gain	—	4	241	10
Net periodic benefit cost	$(35)	$20	$189	$59

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

	Three Months Ended January 28, 2023
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$69,376	$24,015	$15,405	$8,938	$16,661	$134,395
Gross margin	32,937	7,841	(2,008)	2,733	4,007	45,510

Income (loss) from operations	18,548	(129)	(11,824)	1,334	(3,322)	4,607
Acquisition-related expenses	-	-	129	-	157	286
Amortization of acquired intangible assets and other purchase accounting adjustments	669	-	5,215	-	1,262	7,146
Adjusted income (loss) from operations	$19,217	$(129)	$(6,480)	$1,334	$(1,903)	$12,039

	Three Months Ended January 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$24,366	$18,603	$21,168	$9,543	$16,413	$90,093
Gross margin	8,656	5,209	335	3,173	4,063	21,436

Income (loss) from operations	(3,606)	(1,289)	(8,623)	1,574	(2,182)	(14,126)
Acquisition-related expenses	99	54	41	19	155	368
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	5,641	2	3,033	9,383
Adjusted income (loss) from operations	$(2,800)	$(1,235)	$(2,941)	$1,595	$1,006	$(4,375)

	Nine Months Ended January 28, 2023
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$139,313	$78,127	$61,948	$28,219	$46,888	$354,495
Gross margin	66,552	28,224	(9,965)	9,059	11,244	105,114

Income (loss) from operations	24,495	845	(36,651)	5,436	(7,106)	(12,981)
Acquisition-related expenses	-	-	470	-	720	1,190
Amortization of acquired intangible assets and other purchase accounting adjustments	2,019	-	16,057	-	3,873	21,949
Adjusted income (loss) from operations	$26,514	$845	$(20,124)	$5,436	$(2,513)	$10,158

	Nine Months Ended January 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$119,004	$56,197	$70,072	$30,237	$37,600	$313,110
Gross margin	53,330	17,420	5,739	10,291	5,834	92,614

Income (loss) from operations	11,729	(1,705)	(22,004)	4,750	(15,670)	(22,900)
Acquisition-related expenses	819	468	1,533	181	1,468	4,469
Amortization of acquired intangible assets and other purchase accounting adjustments	2,121	-	17,190	5	9,521	28,837
Adjusted income (loss) from operations	$14,669	$(1,237)	$(3,281)	$4,936	$(4,681)	$10,406

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	January 28, 2023
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$168,081	$67,786	$379,307	$7,937	$84,989	$213,102	$921,202

	April 30, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Corporate	Total
Identifiable assets	$110,286	$91,862	$388,058	$8,148	$86,617	$229,229	$914,200

21. Subsequent Events

On February 24, 2023, the Company was issued a stop work notification for the Company’s remaining MUAS COCO services site location, which terminated the COCO flight services effective immediately. The impacts of the site completion will include accelerated depreciation charges of certain deployed fixed assets related to the MUAS site location of approximately $6,000,000, which will be recorded during the Company’s fiscal quarter ending April 30, 2023, and will be evaluated as part of the annual goodwill and intangible asset impairment test performed during the fourth quarter. Refer to Note 9—Goodwill for further details.

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

Revenue Recognition

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

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three months ended

January 28, 2023 and January 29, 2022, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended January 28, 2023 and January 29, 2022, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 28,	January 29,
	2023	2022

Gross favorable adjustments	$1,695	$1,073
Gross unfavorable adjustments	(907)	(1,704)
Net favorable (unfavorable) adjustments	$788	$(631)

For the three months ended January 28, 2023, favorable cumulative catch-up adjustments of $1.7 million were primarily due to final cost adjustments on 11 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.9 million were primarily related to higher than expected costs on seven contracts, which individually were not material.

Also during the three months ended January 28, 2023, we recognized a decrease in the forward loss reserves on two MUAS ISR contracts for $2.4 million and an increase in the forward loss reserve of an MUAS products contract for $1.6 million.

For the three months ended January 29, 2022, favorable cumulative catch-up adjustments of $1.1 million were primarily due to final cost adjustments on six contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on 10 contracts, which individually were not material.

For the nine months ended January 28, 2023 and January 29, 2022, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Nine Months Ended
	January 28,	January 29,
	2023	2022

Gross favorable adjustments	$2,317	$1,156
Gross unfavorable adjustments	(3,667)	(2,223)
Net unfavorable adjustments	$(1,350)	$(1,067)

For the nine months ended January 28, 2023, favorable cumulative catch-up adjustments of $2.3 million were primarily due to final cost adjustments on 22 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $3.7 million were primarily related to higher than expected costs on six contracts. During the nine months ended January 28, 2023, we revised our estimates of the total expected costs to complete two TMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2.4 million.

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

Our MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests as the estimated fair value exceeded its carrying value by approximately 10% during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2022. The termination of the COCO flight services at our remaining MUAS COCO services site location will be evaluated as part of the annual goodwill and intangible asset impairment test. We perform our annual impairment tests during the fourth quarter of each fiscal year. The intangibles included in the MUAS reporting unit of $56.0 million as of January 28, 2023 will also be evaluated for potential impairment during the fourth quarter.

The estimates and assumptions used to determine the fair value of our reporting units are highly subjective in nature. Actual results can be materially different from the estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the carrying amounts, we could recognize future impairment charges, the amount of which could be material.

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2023 fiscal year ends on April 30, 2023 and our fiscal quarters end on July 30, 2022, October 29, 2022 and January 28, 2023, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 28, 2023 Compared to Three Months Ended January 29, 2022

	Three Months Ended
	January 28,	January 29,
	2023	2022

Revenue	$134,395	$90,093
Cost of sales	88,885	68,657
Gross margin	45,510	21,436
Selling, general and administrative	24,746	22,549
Research and development	16,157	13,013
Income (loss) from operations	4,607	(14,126)
Other (loss) income:
Interest expense, net	(2,810)	(1,510)
Other (expense) income, net	(2,587)	34
Loss before income taxes	(790)	(15,602)
Benefit from income taxes	(531)	(15,396)
Equity method investment (loss) income, net of tax	(417)	171
Net loss	$(676)	$(35)

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

	Three Months Ended January 28, 2023
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$69,376	$24,015	$15,405	$8,938	$16,661	$134,395
Gross margin	32,937	7,841	(2,008)	2,733	4,007	45,510

Income (loss) from operations	18,548	(129)	(11,824)	1,334	(3,322)	4,607
Acquisition-related expenses	-	-	129	-	157	286
Amortization of acquired intangible assets and other purchase accounting adjustments	669	-	5,215	-	1,262	7,146
Adjusted income (loss) from operations	$19,217	$(129)	$(6,480)	$1,334	$(1,903)	$12,039

	Three Months Ended January 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$24,366	$18,603	$21,168	$9,543	$16,413	$90,093
Gross margin	8,656	5,209	335	3,173	4,063	21,436

Income (loss) from operations	(3,606)	(1,289)	(8,623)	1,574	(2,182)	(14,126)
Acquisition-related expenses	99	54	41	19	155	368
Amortization of acquired intangible assets and other purchase accounting adjustments	707	-	5,641	2	3,033	9,383
Adjusted income (loss) from operations	$(2,800)	$(1,235)	$(2,941)	$1,595	$1,006	$(4,375)

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	January 28,	January 29,	January 28,	January 29,
	2023	2022	2023	2022
Cost of sales:
Product sales	$1,026	$2,359	$3,060	$6,346
Contract services	2,284	2,762	7,332	8,265
Selling, general and administrative	3,836	4,262	11,557	14,226
Total	$7,146	$9,383	$21,949	$28,837

Revenue. Revenue for the three months ended January 28, 2023 was $134.4 million, as compared to $90.1 million for the three months ended January 29, 2022, representing an increase of $44.3 million, or 49%. The increase in revenue was due to an increase in product revenue of $48.6 million, partially offset by a decrease in service revenue of $4.3 million. The increase in product revenue was primarily due to increases in small UAS and TMS product revenue, partially offset by a decrease in All other product revenue. The decrease in service revenue was primarily due to a decrease in MUAS service revenue, partially offset by increases in customer-funded research and development revenue. We expect the lower levels of MUAS service revenues to continue into fiscal 2024 due to the completion of certain MUAS site locations. Due to the higher backlog, the increase in the small UAS product revenues as compared to the prior year period is expected to continue for the fourth quarter of the fiscal year ended April 30, 2023.

Cost of Sales. Cost of sales for the three months ended January 28, 2023 was $88.9 million, as compared to $68.7 million for the three months ended January 29, 2022, representing an increase of $20.2 million, or 29%. The increase in cost of sales was a result of an increase in product cost of sales of $25.6 million, partially offset by a decrease in service costs of sales of $5.3 million. The increase in product costs of sales was primarily due to an increase in product revenue, partially offset by a favorable product mix. The decrease in service cost of sales was primarily due a decrease in service revenue. Cost of sales for the three months ended January 28, 2023 included $3.3 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $5.1 million for the three months ended January 29, 2022. As a percentage of revenue, cost of sales decreased from 76% to 66%, primarily due to a favorable product mix, a decrease in intangible amortization and other related non-cash purchase accounting expenses, and an increase in revenue resulting in higher overhead cost absorption, partially offset by accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $4.3 million.

Gross Margin. Gross margin for the three months ended January 28, 2023 was $45.5 million, as compared to $21.4 million for the three months ended January 29, 2022, representing an increase of $24.1 million, or 112%. The increase in gross margin was due primarily to an increase in product margin of $23.0 million and an increase in service margin of $1.0 million. The increase in product margin was primarily due to the increase in product sales and a favorable product mix. The increase in service margin was primarily due to a favorable service mix and higher overhead cost absorption. As a percentage of revenue, gross margin increased from 24% to 34%, primarily due to a favorable product mix, a decrease in intangible amortization and other related non-cash purchase accounting expenses, and an increase in revenue resulting in higher overhead cost absorption, partially offset by accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $4.3 million. Additionally, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which are currently impacting and will continue to negatively impact our gross margin across all our segments.

Selling, General and Administrative. SG&A expense for the three months ended January 28, 2023 was $24.7 million, or 18% of revenue, as compared to SG&A expense of $22.5 million, or 25% of revenue, for the three months ended January 29, 2022. The increase in SG&A expense was primarily due to an increase in employee related expenses, partially offset by a decrease in intangible amortization and other related non-cash purchase accounting expenses.

Research and Development. R&D expense for the three months ended January 28, 2023 was $16.2 million, or 12% of revenue, as compared to R&D expense of $13.0 million, or 14% of revenue, for the three months ended January 29, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended January 28, 2023 was $2.8 million compared to interest expense, net of $1.5 million for the three months ended January 29, 2022. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other (Expense) Income, net. Other expense, net, for the three months ended January 28, 2023 was $(2.6) million compared to other income, net of $34 thousand for the three months ended January 29, 2022. Other expense, net for the three months ended January 28, 2023 includes unrealized losses associated with decreases in the fair market value for equity security investments.

Benefit from Income Taxes. Our effective income tax rate was 67.2% for the three months ended January 28, 2023, as compared to 98.7% for the three months ended January 29, 2022. Historically, we calculated the provision for income taxes during interim reporting periods by applying an estimate of our annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the three months ended January 28, 2023, we calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. We determined that since small changes in estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three months ended January 28, 2023. The decrease in our effective income tax rate was in part due to the change to the ETR method. The effective income tax rate for the three months ended January 28, 2023 was primarily impacted by expected federal R&D tax credits, foreign-derived intangible income deductions and excess tax benefits on equity awards.

Equity Method Investment (Loss) Income, net of Tax. Equity method investment loss, net of tax for the three months ended January 28, 2023 was $(0.4) million as compared to equity method investment income, net of tax of $0.2 million for the three months ended January 29, 2022. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank. Subsequent to the equity interest sale in HAPSMobile during the three months ended April 30, 2022, equity method investment loss, net of tax relates to activity related to investments in limited partnership funds.

Nine Months Ended January 28, 2023 Compared to Nine Months Ended January 29, 2022

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

	Nine Months Ended
	January 28,	January 29,
	2023	2022

Revenue	$354,495	$313,110
Cost of sales	249,381	220,496
Gross margin	105,114	92,614
Selling, general and administrative	70,302	74,496
Research and development	47,793	41,018
Loss from operations	(12,981)	(22,900)
Other loss:
Interest expense, net	(6,722)	(4,164)
Other expense, net	(2,183)	(10,360)
Loss before income taxes	(21,886)	(37,424)
Benefit from income taxes	(8,382)	(25,864)
Equity method investment (loss) income, net of tax	(2,190)	163
Net loss	$(15,694)	$(11,397)

	Nine Months Ended January 28, 2023
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$139,313	$78,127	$61,948	$28,219	$46,888	$354,495
Gross margin	66,552	28,224	(9,965)	9,059	11,244	105,114

Income (loss) from operations	24,495	845	(36,651)	5,436	(7,106)	(12,981)
Acquisition-related expenses	-	-	470	-	720	1,190
Amortization of acquired intangible assets and other purchase accounting adjustments	2,019	-	16,057	-	3,873	21,949
Adjusted income (loss) from operations	$26,514	$845	$(20,124)	$5,436	$(2,513)	$10,158

	Nine Months Ended January 29, 2022
	Small UAS	TMS	MUAS	HAPS	All other	Total
Revenue	$119,004	$56,197	$70,072	$30,237	$37,600	$313,110
Gross margin	53,330	17,420	5,739	10,291	5,834	92,614

Income (loss) from operations	11,729	(1,705)	(22,004)	4,750	(15,670)	(22,900)
Acquisition-related expenses	819	468	1,533	181	1,468	4,469
Amortization of acquired intangible assets and other purchase accounting adjustments	2,121	-	17,190	5	9,521	28,837
Adjusted income (loss) from operations	$14,669	$(1,237)	$(3,281)	$4,936	$(4,681)	$10,406

Revenue. Revenue for the nine months ended January 28, 2023 was $354.5 million, as compared to $313.1 million for the nine months ended January 29, 2022, representing an increase of $41.4 million, or 13%. The increase in revenue was due to an increase in product revenue of $44.8 million, partially offset by a decrease in service revenue of $3.4 million. The increase in product revenue was primarily due to increases in small UAS, TMS and MUAS product revenue. The decrease in service revenue was primarily due to decreases in MUAS, small UAS and HAPS service revenue, partially offset by increases in revenue from customer-funded research and development efforts primarily in our All Other and TMS segments. We expect the lower levels of MUAS service revenues to continue into fiscal 2024 related to the completion of certain MUAS site locations. Due to the higher backlog, we expect the Small UAS product revenues to be significantly higher in the fourth quarter of fiscal 2023 and during the first half of fiscal 2024 as compared to the first half of fiscal 2023.

Cost of Sales. Cost of sales for the nine months ended January 28, 2023 was $249.4 million, as compared to $220.5 million for the nine months ended January 29, 2022, representing an increase of $28.9 million, or 13%. The increase in cost of sales was a result of an increase in product cost of sales of $26.4 million and an increase in service costs of sales of $2.5 million. The increase in product costs of sales was primarily due to an increase in product revenue. The increase in service cost of sales was primarily due to accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $8.1 million, partially offset by a decrease in service revenue and a decrease in intangible amortization and other related non-cash purchase accounting expenses. Cost of sales for the nine months ended January 28, 2023 included $10.4 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $14.6 million for the nine months ended January 29, 2022. As a percentage of revenue, cost of sales remained consistent at 70%.

Gross Margin. Gross margin for the nine months ended January 28, 2023 was $105.1 million, as compared to $92.6 million for the nine months ended January 29, 2022, representing an increase of $12.5 million, or 13%. The increase in gross margin was due to an increase in product margin of $18.4 million, partially offset by a decrease in service margin of $5.9 million. The increase in product margin was primarily due to the increase in product sales combined with a favorable product mix. The decrease in service margin was primarily due to accelerated depreciation charges of certain deployed fixed assets related to the anticipated completion of certain MUAS site locations of $8.1 million and a decrease in service revenue. As a percentage of revenue, gross margin remained consistent at 30%. Additionally, we expect inflationary and supply chain constraint trends to continue throughout our fiscal year 2023, which are currently and will continue to negatively impact our gross margin across all our segments.

Selling, General and Administrative. SG&A expense for the nine months ended January 28, 2023 was $70.3 million, or 20% of revenue, as compared to SG&A expense of $74.5 million, or 24% of revenue, for the nine months ended January 29, 2022. The decrease in SG&A expense was primarily due to a decrease in acquisition-related expenses of $3.9 million and a decrease in intangible amortization and other related non-cash purchase accounting expenses of $2.7 million, partially offset by an increase in employee related costs.

Research and Development. R&D expense for the nine months ended January 28, 2023 was $47.8 million, or 13% of revenue, as compared to R&D expense of $41.0 million, or 13% of revenue, for the nine months ended January 29, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Interest Expense, net. Interest expense, net for the nine months ended January 28, 2023 was $6.7 million compared to interest expense, net of $4.2 million for the nine months ended January 29, 2022. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other Expense, net. Other expense, net, for the nine months ended January 28, 2023 was $2.2 million compared to other expense, net of $10.4 million for the nine months ended January 29, 2022. The decrease in other expense, net is primarily due to a legal accrual of $10.0 million for the settlement of all claims made by the buyers of our former EES business recorded during the nine months ended January 29, 2022. Other expense, net for the nine months ended January 28, 2023 includes unrealized losses associated with decreases in fair market value for equity security investments.

Benefit from Income Taxes. Our effective income tax rate was 38.3% for the nine months ended January 28, 2023, as compared to 69.1% for the nine months ended January 29, 2022. Historically, we calculate the provision for income taxes during interim reporting periods by applying an estimate of our annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the nine months ended January 28, 2023, we calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. We determined that since small changes in estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the nine months ended January 28, 2023. The decrease in our effective income tax rate was primarily due to the change to the ETR method. The effective income tax rate for the nine months ended January 28, 2023 was primarily impacted by expected federal R&D tax credits and foreign-derived intangible income deductions.

Equity Method Investment (Loss) Income, net of Tax. Equity method investment loss, net of tax for the nine months ended January 28, 2023 was $2.2 million as compared to equity method investment income, net of tax of $0.2 million for the nine months ended January 29, 2022. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank. Subsequent to the equity interest sale in HAPSMobile during the three months ended April 30, 2022, equity method investment loss, net of tax relates to activity related to investments in limited partnership funds.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 28, 2023, our funded backlog was approximately $413.9 million, as compared to $210.8 million as of April 30, 2022.

In addition to our funded backlog, we also had unfunded backlog of $387.0 million as of January 28, 2023. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog includes a $235.2 million contract with a third party that is pending export license approval prior to the funding of the contract. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for small UAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract. Additionally, unfunded backlog on the U.S. Special Operations Command (“SOCOM”) Mid-Endurance Unmanned Aircraft Systems (“MEUAS”) contract reflects only those sites which have been awarded to Arcturus and does not include the remaining potential value associated with the entire SOCOM MEUAS III/IV contract.

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

Liquidity and Capital Resources

On September 8, 2022 we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. As of January 28, 2023, we have sold 221,971 of our shares for total gross proceeds of $21.4 million, and we have $178.6 million aggregate offering price remaining available under the registration.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities”. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $4.7 million as of January 28, 2023. As of January 28, 2023, approximately $95.3 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 10—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million ($6.0 million) available for issuing letters of credit of which €2.8 million ($3.0 million) was outstanding as of January 28, 2023.

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

To date, COVID-19 has not had a significant impact on our liquidity, cash flows or capital resources. However, the continued spread of COVID-19 has led to disruption and volatility in the global capital markets, which, depending on future developments, could impact our capital resources and liquidity in the future. In consideration of the impact of the ongoing COVID-19 pandemic, we continue to hold significant cash and cash equivalents.

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $17.2 million was remaining at January 28, 2023. The contributions are anticipated to be paid over the next five fiscal years. As of January 28, 2023, $5.0 million remains of the obligation under the legal settlement with Webasto. The final $5.0 million was paid on February 2, 2023.

Cash Flows

The following table provides our cash flow data for the nine months ended January 28, 2023 and January 29, 2022 (in thousands):

	Nine Months Ended
	January 28,	January 29,
	2023	2022

	(Unaudited)
Net cash provided by (used in) operating activities	$8,801	$(23,176)
Net cash provided by (used in) investing activities	$889	$(37,009)
Net cash used in financing activities	$(2,402)	$(11,914)

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the nine months ended January 28, 2023 increased by $32.0 million to $8.8 million, as compared to net cash used in operating activities of $23.2 million for the nine months ended January 29, 2022. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $29.8 million, largely related to unbilled receivables and retentions, income taxes receivable and other liabilities, partially offset by a decrease in inventories, accounts receivable and prepaid expenses and other assets due to year over year timing differences, and an increase in non-cash expenses of $6.5 million primarily due to an increase in loss from equity investments of and stock-based compensation, partially offset by an increase in net loss of $4.3 million.

Cash Provided by (Used in) Investing Activities. Net cash provided by investing activities increased by $37.9 million to $0.9 million for the nine months ended January 28, 2023, as compared to net cash used in investing activities of $37.0 million for the nine months ended January 29, 2022. The increase in net cash provided by investing activities was primarily due to the acquisition of Telerob for $46.2 million in the prior year, a decrease in acquisition of property and equipment of $6.9 million and a decrease in equity method investments of $4.1 million, partially offset by a decrease in redemptions of available-for-sale investments of $9.9 million and equity securities investments of $5.1 million.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $9.5 million to $2.4 million for the nine months ended January 28, 2023, as compared to net cash used by financing activities of $11.9 million for the nine months ended January 29, 2022. The decrease in net cash used by financing activities was primarily due to proceeds from share issuance net of issuance costs of $20.1 million and a decrease in holdback and retention payments related to business acquisitions of $6.0 million, partially offset by an increase in principal payment of the term loan of $15.0 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of new accounting pronouncements and accounting pronouncements adopted during the nine months ended January 28, 2023.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 28, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended April 30, 2022, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 28, 2023, our disclosure controls and procedures were not effective.

Remediation of Material Weaknesses

As of the date of this report, management implemented measures it believes remediated the identified deficiencies for one of the newly acquired businesses as certain IT systems at certain newly acquired businesses related to inventory and cost of sales were transitioned to the corporate enterprise resource planning system in late May 2022. Regarding the material weaknesses identified in the other acquisition, management’s remediation efforts are ongoing, and management has designed and implemented a number of controls through quarter ended January 28, 2023. The remediation activities as of the date of this report include, but are not limited to:

●	rationalized access privileges for all system users and critical transactions based on job responsibilities considering segregation of duties (“SOD”);

●	removed excess rights and access for all system users;

●	implemented controls that require the periodic re-evaluation of user access privileges, including administrative access;

●	enhanced system monitoring controls to confirm the adequacy of program change management and security controls;

●	trained personnel on the design and operation of our internal controls over financial reporting, as well as hired additional resources with experience with the Committee of Sponsoring Organizations, or COSO, guidance; and

●	tested the initial instances of operating effectiveness for the newly implemented controls.

Due to the nature of the remediation process, controls must operate effectively for a sufficient period of time for a definitive conclusion, validated through testing, that the deficiencies have been fully remediated and, as such, management cannot be certain that the measures it has undertaken have fully remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the design and effectiveness of these controls through ongoing tests during the fourth quarter of fiscal year 2023 and will make any further changes that management determines to be appropriate. Management expects that the remediation of the material weaknesses will be completed prior to April 30, 2023.

Changes in Internal Control over Financial Reporting

Except for the remediation activities related to the material weaknesses described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees and facilities to obtain government security clearances. Additionally, certain of our products are sold to the U.S. government as commercial items. If the U.S. government were to dispute the commercial designation of such items, and absent a successful appeal by us of such designation, the profitability of sales of such items could be negatively affected. Our failure to comply with applicable regulations, rules and approvals; changes in the government’s interpretation of such regulations, rules and approvals as have been and are applied to our contracts, proposals or business or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, a decrease in profitability, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.

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

Furthermore, we may operate from time to time under undefinitized contract actions (UCAs), under which we may begin performance at the direction of the U.S. government prior to completing contract negotiations regarding pricing, specifications and other terms. Under a UCA, the U.S. Government has the ability to unilaterally definitize contracts and, absent a successful appeal of such action, the unilateral definitization of the contract would obligate us to perform under terms and conditions imposed by the U.S. government. Such unilaterally imposed contract terms could include less favorable pricing and/or terms and conditions more burdensome than those negotiated in other circumstances, which could negatively affect our expected profitability under such contract and could negatively affect our results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Fourth Amended and Restated Bylaws of AeroVironment, Inc., amended as of December 1, 2022
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).

(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed December 7, 2022 (File No. 001‑33261).

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

Date: March 6, 2023		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi

Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)