Form 10-K
period 2023-04-30
AeroVironment Inc
filed 2023-06-28
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ⌧

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 29, 2022 was approximately $2,249.5 million.

As of June 21, 2023, the issuer had 26,214,677 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2023, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms including, but not limited to, “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts,” “seeks” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development (“R&D”) programs and the changes in the timing and/or amount of government spending;
●	our reliance on certain customers, including the U.S. government and allied foreign governments, for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and international customers and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator, to create new market opportunities and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	increased competition, including from firms that have substantially greater resources than we have and, in the unmanned aircraft systems segments, from lower-cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	uncertainty in the customer adoption rate of commercial use unmanned aircraft systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;
●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, such as supply chain disruptions, the threat of future variants of COVID-19 or other pandemics, curtailment of trade, diversion of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;

●	failure to develop new products or integrate new technology into current products;
●	unfavorable results in legal proceedings;

●	our ability to comply with the covenants in our loan documents;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

Item 1. Business.

Overview

We design, develop, produce, deliver and support a technologically-advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply unmanned aircraft systems (“UAS”), tactical missile systems (“TMS”), unmanned ground vehicles (“UGV”) and related services primarily to organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies and to international allied governments. We derive the majority of our revenue from these business areas, and we believe that the markets for these solutions offer the potential for significant long-term growth. In addition, we believe that some of the innovative potential products, services and technologies in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success of our current product and service offering stems from our investments in research and development to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 50 years of innovation, include robotics and robotics systems autonomy; modular open systems architecture, sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; land, maritime and air deployment of missile and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; missile systems warhead integration; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic manned and unmanned mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS, TMS and UGV that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Our Strategy

As a technology solutions provider, our strategy is to grow our business by delivering innovative, safe and reliable multi-domain solutions and unique capabilities to our customers. Delivering these capabilities enable us to create new markets or market segments, gain share in existing markets and grow as market adoption increases. We believe that by introducing new solutions, or acquiring differentiated solutions developed by others, we provide customers with compelling value and can grow our business profitably, both in new and existing markets. By providing differentiated solutions we believe we can compete effectively against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

We intend to grow our business by preserving a leadership position in our core UAS, TMS and UGV markets and by creating or acquiring new solutions and capabilities that enable us to establish leadership positions in new markets. Key components of this strategy include the following:

Expand the market penetration of existing products and services. Our small UAS (“SUAS”) and medium UAS (“MUAS”), TMS and UGV businesses have gained a reputation as performance leaders and technology innovators in their respective markets. We intend to increase the penetration of our SUAS, MUAS and UGV products and services within the U.S. military, the military forces of allied nations, other government agencies and non-government organizations, including commercial entities, and to increase the penetration of our TMS within the U.S. military and within the military forces of allied nations. We believe that broad adoption of our SUAS, MUAS and TMS by the U.S. military will continue to spur demand by allied nations, and that our efforts to pursue new applications are creating opportunities beyond the early adopter military market. Similarly, we expect the adoption of our UGV solutions to expand our presence in the U.S. military market.

Deliver innovative new solutions into existing and new markets. Customer-focused innovation is the primary driver of our growth. We plan to continue investing in internally-funded research and development projects while expanding our pursuit of customer-funded R&D projects to generate revenue and develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings, expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused research and development investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets and enable us to create new opportunities for growth. We view strategic partnerships as means by which to further the reach of our innovative solutions through access to new markets, customers and complementary capabilities. We also consider acquisitions as a method to obtain valuable products, capabilities or technologies that can further enable our growth strategy.

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

Effectively manage our growth portfolio for long-term value creation. Our production and development programs and services present numerous investment opportunities that we believe will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently, as well as within the context of other investment opportunities, to determine its relative cost, timing and potential for generation of returns, and thereby its priority. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities and exit unattractive or non-core product lines.

Stay intimate with our key defense customers. We receive support from members within AeroVironment’s Strategic Advisory Group (“SAG”), which provides executive level advice to AeroVironment’s senior leaders on all matters relating to the Department of Defense. SAG members are highly qualified former members of the US Department of Defense, including retired General Officers and Senior Executive Service members, each with many decades of experience.

Customers

We sell the majority of our UAS and services to organizations within the U.S. DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, and to allied governments, or to companies that serve these customers. We sell our TMS and services to organizations within the U.S. DoD and allied military forces. We sell our UGV and services to U.S. and allied government military and public safety agencies as well as to commercial entities. We also develop High Altitude Pseudo-Satellite (“HAPS”) systems in conjunction with SoftBank Corp (“SoftBank”) and sell select products to the National Aeronautics and Space Administration (“NASA”).

During our fiscal year ended April 30, 2023, we generated approximately 6% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the DoD. Other U.S. government agencies and government subcontractors accounted for 40% of our sales revenue. Sales revenue to foreign customers, inclusive of foreign military sales made through the DoD, commercial and consumer customers accounted for the remaining 54% of sales revenue during our fiscal year ended April 30, 2023.

Environmental

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by future laws and regulations relating to climate change, including laws related to greenhouse gas emissions and regulating energy efficiency. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure our operations are in compliance with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. While environmental protection regulations have not had a significant adverse effect on our overall operations, it is possible that costs incurred to ensure continued environmental compliance in the future could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansion of work scope are prompted as a result of investigations.

Technology, Research and Development

Technological Competence and Intellectual Property

Our company was founded by the late Dr. Paul B. MacCready, Jr., formerly chairman of our board of directors and an internationally renowned innovator who was instrumental in establishing our entrepreneurial and creative culture. This culture has consistently enabled us to attract and retain highly-motivated, talented employees and helped to establish our reputation as an innovative leader in the industries in which we compete.

The innovations developed by our company and our founder include, among others: the world’s first effective human-powered and manned solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world’s highest flying airplane in level flight (Helios™), a solar-powered unmanned aircraft system that reached over 96,000 feet above sea level in 2001; Global Observer, the world’s first liquid hydrogen-fueled unmanned aircraft system; the Nano Hummingbird™, the world’s first flapping wing unmanned aircraft system capable of precise hover and omni-directional flight; and Blackwing™, the first submarine-launched unmanned aircraft system deployed by the U.S. Navy; and a considerable portion of JPL/NASA’s Mars Ingenuity Helicopter, the first aircraft to perform a powered flight on another planet (Mars). The Smithsonian Institution possesses seven vehicles developed by our company or our founder in its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop unique, new solutions to address the challenges of today and tomorrow.

A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments into critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets constitutes an important element of this process. We constantly revisit our customer requirement assumptions to evaluate continued investment and to seek to ensure that our products and services deliver high value and, conversely, high returns.

As of April 30, 2023, we had issued and retained 278 U.S. patents, as well as 68 pending U.S. patent applications; 17 active Patent Cooperation Treaty applications; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

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

Research, Development and Commercialization of Projects

A core component of our business strategy is the focused development and commercialization of innovative solutions that we believe can become new products or services that enable us to create large new markets or accelerate growth within our existing markets. We invest in an active pipeline of these commercialization projects that range in maturity from technology validation to early market adoption. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

Sales and Marketing

Our marketing strategy is based on establishing leadership positions in new markets that we create or expand through the introduction or acquisition of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve successful adoption of our solutions. Once we establish a market position, we work to maintain our leadership, while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand, acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, Wasp, Quantix, VAPOR, Arcturus UAV, Crysalis and Jump and have several pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations across a number of foreign markets which we believe represent growth opportunities for our business. Our international sales, inclusive of foreign military sales, accounted for approximately 53%, 41% and 39%, of our revenue for the fiscal years ended April 30, 2023, 2022 and 2021, respectively.

Competition

We believe that the principal competitive factors in the markets for our products and services include product performance; safety; innovative features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand and reputation. Several companies across the globe (primarily in the U.S.) attempt to compete in our markets to some degree, although we believe none match the breadth and depth of our product line nor our expertise in core capabilities.

Manufacturing and Operations

We pursue a lean and efficient production strategy across our business, focusing on rapid prototyping, supply chain management, final assembly, integration, quality and final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products, while working to optimize our designs to meet manufacturing requirements, mission capabilities and customer specifications. Within this framework we develop our products with feedback and input from manufacturing, quality, supply chain management, key suppliers, logistics personnel and customers. We incorporate this input into product designs in an effort to maximize the efficiency and quality of our products while minimizing time to market. As a result, we believe that we significantly reduce the time required to move a product from its design phase to full rate production while not sacrificing high reliability, quality and durability.

We outsource certain production activities, such as the fabrication of certain aerostructures, the manufacture and assembly of electronic printed circuit boards, and payload components to qualified suppliers, with many of whom we have long-term relationships. This outsourcing enables us to focus on our core expertise of final assembly, system integration and test processes for our products, ensuring high levels of quality and reliability. We forge strong relationships with key suppliers based on their ability to grow along with our production requirements and support our growth. We leverage our suppliers’ expertise to improve our existing products and develop new solutions. We rely on both single and multiple suppliers for certain components and subassemblies (see Part 1A, “Risk Factors—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business,” for more information). A majority of our production systems operate in accordance with our AS9100D registered Quality Management System, which focuses on continuous improvement in order to increase acceptance rates, reduce lead times and lower cost.

Customer-Funded R&D

We actively pursue externally funded projects that help us strengthen our technological capabilities. We submit bids to large research customers, such as the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command, for projects that we believe have the potential for future procurement. In some cases, commercial enterprises may fund our research and development activities, as with our HAPS UAS development program. Providing these services contributes to the development and enhancement of our technical competencies. We carefully manage the volume of customer-funded R&D projects based on projects’ available resources, and we expect to expand our team to support growth in this area of our business.

Seasonality

No material portion of our business is considered to be seasonal. Historically, revenue in the second half of our fiscal years has exceeded revenue in the first half. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our systems to customer specification, customer acceptance and other regulatory requirements.

Raw Materials and Suppliers

We are dependent upon the availability of materials and major components and the performance of our suppliers. Historically, we have been successful in obtaining the materials required in our manufacturing processes. We seek to manage materials supply risk through long term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and, to some degree, mitigate risk. In recent years, we have experienced supply chain challenges including shortages of certain electronic and other components, increased lead times, increased costs for components, and increased shipping, warehousing and inventory costs. We believe all such raw materials and components are available to meet our needs from various suppliers; however, we expect some degree of inflationary and supply chain constraint trends to continue into our fiscal year 2024, which could cause delays in production and development programs and negatively impact our operating results (see Part 1A, “Risk Factors—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business,” for more information).

Product Mix

The table below shows our revenue for the periods indicated by segment:

	Fiscal Year Ended
	April 30,
	2023	2022	2021
SUAS	43%	40%	60%
MUAS	13%	21%	4%
TMS	23%	17%	22%
Other	21%	22%	14%

Contract Mix

The table below shows our revenue for the periods indicated by contract type, including both government and commercial sales:

	Fiscal Year Ended
	April 30,
	2023	2022	2021
Fixed-price contracts	80%	78%	78%
Cost-reimbursable contracts	19%	21%	22%
Time-and-materials contracts	1%	1%	—%

Human Capital Resources

We acknowledge that our employees are the company’s most valuable asset and the driving force behind our success. For this reason, we aspire to be an employer that is known for cultivating a positive and welcoming work environment – one that fosters growth, provides a safe place to work, supports diversity and embraces inclusion. We believe that this kind of corporate culture results in employees who are happier, more creative, and more productive, supporting our ongoing innovation. We work to make our employees’ experience a priority, and we take tremendous pride in being certified by the Great Place to Work Institute, Inc. as a “Great Place to Work”.

Workforce Demographics

As of April 30, 2023, we had 1,259 full time employees and 20 part time employees, of whom 408 were in research and development and engineering, 68 were in sales and marketing, 548 were in operations and 255 were general and administrative personnel.

Talent Acquisition, Retention and Development

Our ability to attract, develop and retain top talent, particularly those with technical and engineering backgrounds or experience, is critical for us to execute our strategy and grow the business. We continuously monitor the hiring, retention and management of our employees. An integral part of our people strategy is early career hiring through college and intern pipelines, particularly in technical fields. We regularly conduct confidential surveys to seek feedback from our employees and use those results to improve our workplace. We attract and reward our employees by providing market competitive compensation and benefits, including incentives and recognition plans that extend to all levels of our organization. We invest in our workforce through education, training and development programs and offer tuition assistance programs for continuing education or industry certifications. In addition, we regularly conduct succession planning for management to ensure that we continue to cultivate the leadership pipeline of talent needed to execute our strategy.

Diversity and Inclusion

At AeroVironment, creating a culture of diversity and inclusion is something we work on every day. We believe that a diverse workforce and an inclusive one is a major catalyst for driving innovation. We have focused our diversity and inclusion initiatives on employee recruitment, including investments in minority-serving institutions and outreach, employee training and development, such as efforts focused on expanding the diverse talent pipeline, and employee engagement, including through participation in employee focus groups on various topics related to diversity and inclusion.

Employee Safety and Health

Our safety and health program seeks to optimize our operations through targeted safety, health and wellness opportunities designed to ensure safe work conditions, create a healthy work environment, promote workforce resiliency and strengthen the overall value of our business. We monitor employee health and safety measures, including monthly and yearly targets for employee injury and illness incidents, which result in work days lost, and the impact to productivity caused by workplace injuries and illness. We also provide our employees with health and wellness benefits.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2023 and 2022, our backlog was approximately $424.1 million and $210.8 million, respectively. We expect that approximately 92% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2024.

In addition to funded backlog, we also had unfunded backlog of $220.9 million and $358.1 million as of April 30, 2023 and 2022, respectively. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for SUAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

Because of possible future changes in delivery schedules and/or cancellations of orders, backlog at any particular date is not necessarily representative of actual sales to be expected for any succeeding period, and actual sales for the year may not meet or exceed the backlog represented. Our backlog is typically subject to large variations from quarter to quarter as existing contracts expire, are renewed or new contracts awarded. A majority of our contracts, specifically IDIQ ones, do not currently obligate the U.S. government to purchase any goods or services. Additionally, all U.S. government contracts included in backlog, whether or not they are funded, may be terminated at the convenience of the U.S. government.

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

Our Business

Our business addresses the increasing value of intelligent, multi-domain robotic systems providing distributed, network-centric intelligence, surveillance and reconnaissance (“ISR”), communications, remote sensing, effects delivery and remote materials handling with innovative UAS, TMS and UGV solutions. With respect to the defense applications for these technologies, nearly 20 years of counterinsurgency operations in regions where U.S. and allied forces benefit from air and technical superiority have driven the demand for a variety of unmanned systems in the air and on the ground. The recent shift of U.S. and allied defense planning toward countering peer and near-peer adversaries requires a portfolio of capabilities that can operate effectively in areas where the battlespace, including the air, radio frequency (“RF”) spectrum and Global Positioning Satellite (“GPS”) signals, may be contested, driving the need for more intelligent robotic systems capable of autonomous operation.

Industry Background

SUAS and MUAS

The defense market for SUAS and MUAS has grown significantly since the early 2000s, driven largely by the demands associated with the global threat environment and resulting procurement by military customers, the early adopters for this technology. SUAS and MUAS now represent accepted and enduring capabilities for military forces around the world. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as the DoD required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations, to operate effectively in a counterinsurgency threat environment. We believe that UAS, which range from large systems to medium systems such as our Puma LE, T-20 and JUMP 20 to small systems, such as our Raven, Wasp AE, Puma AE, and VAPOR, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual warfighters. SUAS and MUAS can provide real-time observation and communication capabilities to commanders and directly to the units who control them. As airspace regulations in the U.S. and other nations evolve to accommodate the commercial use of SUAS, significant growth in the number of entities developing them is taking place.

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

HAPS UAS

We believe a market opportunity exists for HAPS UAS that can fly for months at a time to provide continuous remote sensing and telecommunications services in an affordable manner over large coverage areas for both commercial and defense applications. Existing solutions such as terrestrial cellular towers and communications satellites address some of the current and emerging demand for this capability but each has trade-offs. Terrestrial based infrastructure is ideal for dense population centers but expensive and underutilized for large area applications. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but because they operate more than 20,000 miles from the surface of the earth, the bandwidth they can provide is limited, introducing latency in communications signals and requiring relatively larger, higher power ground stations. Smaller low earth orbit satellites are lower cost alternatives to geosynchronous satellites and typically operate at lower altitudes with reduced latencies, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of down time during which they are not present over those areas. All satellites require special ground based receiving hardware that may further limit their telecommunication applications, and changes in communications technologies often require expensive new satellite constellations be deployed. UAS that are capable of maintaining geosynchronous orbits for extended periods of time, operating over large areas of interest, while providing low latency communications directly to available handheld mobile devices provide a critical bridge between terrestrial infrastructure and satellites. Further, these HAPS platforms can carry a wide array of communications and sensing payloads that can be readily installed, upgraded and swapped based on evolving customer and mission needs.

Advanced Artificial Intelligence and Autonomy

Robotic systems designed to perform complex missions in complex environments, such as contested battlespaces across multiple domains will require advanced artificial intelligence and autonomy. For defense applications, this contributes to alternative methods of precision navigation, active perception of the operational environment, independence of command and control, and collaborative dynamic mission operations. Such higher levels of autonomy will become increasingly more valuable in enabling the effective use of robotic systems and mission capability.

Our Solutions

We supply our UAS and UGV products and services to multiple customers within and outside of the United States, as well as supply our TMS products and services to defense related organizations within the U.S. government and allied nations.

SUAS Products

Our SUAS products, including Raven, Wasp AE, Puma AE, Puma LE, and VAPOR MX are designed to operate reliably at low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information to end users. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at operational altitudes, as a result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground in daytime environments using no optical enhancing tools. More recently, our SUAS have been upgraded to be more resilient against more sophisticated adversaries by introducing technologies which allow for safe operation, and mission continuation, of SUAS in contested environments such as loss of GPS or RF contested environments.

In military applications, our SUAS provide forward aerial observation capabilities that enable tactical commanders to observe, for example, around the next corner, to the next intersection or past a ridgeline in real time. This information facilitates faster, safer movement through urban, rural, riverine and mountainous environments. These systems also provide greater situational awareness on the battlefield and enable troops to proactively identify, track, and prosecute targets of interest rather than being reactive to attack. Moreover, by providing this information, our systems reduce the risk to warfighters and to the surrounding population by providing the ability to tailor the military response to the threat.

Certain systems within our SUAS portfolio utilize our common and interoperable handheld Crysalis ground control system and an array of spare parts and accessories. The ground control system serves as the primary interface between the operator and our SUAS and allows the operator of each system to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real time, streaming video and metadata. The Crysalis system provides a refreshed user experience and allows our SUAS to interoperate with other customer assets to further enhance the warfighters ability to counter threats.

Our current SUAS portfolio for defense applications consists of the following aircraft:

	Wingspan /
SUAS	Rotor Diameter	Weight		Standard	Range	Flight Time
Product	(ft.)	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Puma LE	15.0	23.5	Hand or bungee launch and autonomous skid landing (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			330
Puma AE	9.2	15	Hand, bungee, or mechanical launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	12			150
Puma VTOL	9.2	7.0	Vertical take-off and landing	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	40			90
Raven	4.5	4.5	Hand launch and vertical autonomous landing capable	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	6	60	-	90
Wasp AE	3.3	2.8	Hand launch and vertical autonomous landing capable (ground or water)	Mechanical pan, tilt, zoom and digital zoom electro-optical and infrared	3			50
VAPOR MX	7.5	65.0	Vertical take-off and landing	Ability to integrate multiple third party payloads	20	60	-	75
(1)	Represents point-to-point minimum customer-mandated specifications for all operating conditions. In optimal conditions, the performance of our products may significantly exceed these specifications. Our digital data links relay can enable operational modes that can extend range significantly.

Our Digital Data Link (“DDL”) radio module is integrated into Puma LE, Puma AE, Raven and Wasp AE systems, enhancing their capabilities, and ultimately, the utility of our SUAS by enabling more efficient radio spectrum utilization and communications security. SUAS incorporating our DDL are optimized for low-power, low-latency, and streaming bandwidth efficiency required for UAS. In addition, our DDL enables each air vehicle to operate as an Internet Protocol addressable hub capable of routing and relaying video, voice and data to and from multiple other nodes on this ad hoc network. These features provide a benefit to the warfighter by pushing valuable information (video) to other warfighters in the network, thus enhancing battlefield situational awareness.

MUAS Products

Providing similar capabilities to our SUAS, our field-deployable MUAS, including T-20 and JUMP 20, deliver extended endurance and expanded payload capacity to support a broader set of missions that benefit from aerial surveillance and the use of specialized payloads. The internal combustion engine powered T-20 and JUMP 20 offer significantly greater endurance and payload capacity than our SUAS, with larger airframes that can also accommodate a wider variety of payloads. The JUMP 20 launches and lands vertically as a result of its vertical take-off and landing (“VTOL”) rotors, minimizing the amount of space required for its operation and eliminating the need for a runway. The T-20 launches from a catapult, lands on a short runway and provides more than 24 hours of endurance. In the past, we operated our MUAS, such as Jump 20 in overseas locations to support U.S. military operations under ISR services contracts under a contractor-owned, contractor-operated (“COCO”) arrangement. Under these services contracts, we operated our MUAS in specific locations and delivered the information our MUAS produce on an hourly basis to our customers, who then used that information to support their missions. During the year ended April 30, 2023, all of our MUAS COCO sites have been closed.

T-20 and JUMP 20 operate from their own portable common ground control system.

	Wingspan /	Useable
MUAS	Rotor Diameter	Payload	Weight		Standard	Range	Flight Time
Product	(ft.)	Capacity (lbs.)	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
T-20	18.8	50	225 (includes fuel and payload)	Catapult launch, skid landing	Multiple EO, IR and other payloads available based on mission requirements	115	1,440+
JUMP 20	18.8	30	215 (includes fuel and payload)	VTOL	Multiple EO, IR and other payloads available based on mission requirements	115	840+

Tactical Missile Systems Products

Our TMS consist of tube-launched aircraft that deploy with the push of a button, fly at higher speeds than our SUAS, and perform either effects delivery or reconnaissance missions. Switchblade 300, the first of our TMS products, can be transported in its launch tube, within a backpack, and deployed within minutes to defend against lethal threats such as snipers and mortar launchers. With a high level of precision, including a customized warhead, patented wave-off, loiter and re-engagement capabilities, Switchblade 300 can neutralize a target rapidly and accurately without causing collateral damage. Furthermore, because it streams live electro-optical and thermal video to its operator, Switchblade 300 can be called off in the final moments prior to a strike should the situation require, potentially eliminating damage to non-combatants. Switchblade 600 is a larger version of Switchblade 300 that can fly for a longer period of time and over a longer distance while carrying a larger, more powerful, anti-armor warhead. Blackwing, a variant of Switchblade 300, launches from a submerged submarine and carries extra batteries instead of a warhead, providing longer flight time for extended maritime reconnaissance operations.

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

Unmanned Ground Vehicle Products

Our UGV support a variety of missions and applications, ranging from explosive ordnance disposal to hazardous materials handling and law enforcement operations. All our UGVs feature secure communications, multi-axis manipulators and automatic tool exchange, which eliminates the need for the UGV to return to its operator to switch the tool attached to its manipulator arm. We also offer fully equipped service vehicles for the transport, service and operation of our UGV solutions. Our UGVs feature the intuitive and operationally simplified Robo Command Ground control stations with multi-touch screen, pre-programmed motion sequences and ergonomically designed hand controllers for precision control of the robot, manipulator and accessories.

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

MacCready Works

MacCready Works, named for our founder, Dr. Paul B. MacCready, Jr., ensures that creativity and long-term thinking remain at the core of our culture. With a focus on the future, this group of select, visionary scientists and engineers partners with our diverse customer base to explore innovative breakthrough solutions to difficult challenges.

Primarily focused on customer-funded R&D in the areas of robotics, sensors, software analytics and connectivity, this segment seeks to identify new products, services and businesses for the company. While the revenue generated from these customer-funded projects sustain this unit, it is likely that new businesses incubated here could significantly contribute to the growth of the company.

Support Services

In support of our products, we offer a suite of services that help to ensure the successful operation of our products by our customers. These services generate incremental revenue for us and provide us with continuous feedback to understand the performance of our systems, anticipate our customers’ needs and develop additional customer insights. We believe that this ongoing feedback loop enables us to continue to provide our customers with innovative solutions that help them succeed. We provide spare parts as well as repair, refurbishment and replacement services in a manner that seeks to minimize supply chain delays and support our customers whenever and wherever needed. Our facilities in Simi Valley, CA also serve as primary depots for SUAS and Puma LE repairs and spare parts, while we support our MUAS from our Petaluma, CA facilities and our UGV solutions from our Erie, PA and Stuttgart, Germany facilities.

We provide comprehensive training services to support all our SUAS and TMS for defense applications. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and overseas to support our customers’ training needs on both production and development-stage systems.

Customer-Funded R&D

We provide specialized services in support of customer-funded R&D projects, delivering new value-added technology solutions to our customers. These types of projects typically involve developing new system solutions and technology or new capabilities for existing solutions that we introduce as retrofits or upgrades. We recognize the majority of customer-funded R&D projects as revenue.

Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key technological capabilities:

●	robotics and robotics systems autonomy technologies;

●	modular open systems architectures;

●	sensor design, development, miniaturization and integration;
●	embedded software and firmware, analytics processing, database systems, web, desktop and mobile applications and standards-based interfaces;
●	miniature, low power, secure wireless digital communications and networks;

●	lightweight, advanced aerostructures and aerodynamic design;

●	high-altitude long-endurance systems design, integration and flight operations;
●	machine vision, machine learning, active perception, advanced auto flight control, auto target recognition, autonomous mission planning and teaming;

●	land, maritime and air deployment of missile and aircraft systems;

●	design and qualification for robotics in extreme terrestrial and space environments;

●	missile systems warhead integration;
●	low SWaP (Size, Weight and Power) system design and integration;
●	collaborative multi-robotic mission operation, manned and unmanned;
●	power electronics and electric propulsion systems;
●	efficient electric power conversion, storage systems and high-density energy packaging;
●	controls and systems integration;
●	vertical takeoff and landing flight, fixed-wing flight and hybrid flight unmanned aircraft and rotocraft systems;

●	image stabilization and target tracking;

●	advanced flight control systems;

●	fluid dynamics;
●	human-machine interface development; and

●	integrated mission solutions for austere environments.

Two of our UAS and TMS development initiatives are described below:

Tactical Missile System Variants. We pioneered our first rapidly deployable, high-precision TMS, named Switchblade, for use by defense ground forces. Switchblade 300 is now deployed by the U.S. military to provide force protection to its troops overseas in combat operations. During numerous demonstrations over the course of several years, multiple potential customers requested modifications to Switchblade 300 to accommodate their specific mission requirements. We performed a number of successful demonstrations and are now developing several variants of Switchblade 300 for new customers and applications, including deployment from sea and air vehicles. Blackwing, a submarine-launched reconnaissance system, represents one of the variants that has now generated meaningful procurement demand. Another variant, Switchblade 600, is a larger version that delivers longer endurance, greater range, a larger payload and more significant mission effects. We are also partnered with Northrop Grumman to develop a rocket powered variant under the US Army’s Long Range Precision Munitions (“LRPM”) Program. We believe these new variants have the potential to expand our TMS opportunities significantly.

HAPS Unmanned Aircraft Systems. Building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS, in fiscal year 2018 we established a joint venture, HAPSMobile, Inc. (“HAPSMobile”), with SoftBank to create a global broadband and telecommunications company to demonstrate and deploy HAPS UAS around the world. In October 2020, we completed a fifth successful test flight of the HAPS UAS, which included a broadband mobile communication demonstration on consumer smart phones from the stratosphere. As part of a restructuring of the HAPS development program in May 2021, we and SoftBank entered into a Master Design and Development Agreement (“MDDA”) to continue the development of HAPS UAS and agreed to cooperate with each other to explore restructuring and financing options for HAPSMobile. In furtherance of this restructuring, we sold our 7% share of HAPSMobile to SoftBank, which already owned a majority 93% share of the joint venture, on March 18, 2022. Despite the sale of shares in HAPSMobile, the HAPS UAV development relationship continues, with SoftBank now directly funding the development and demonstration of solar-powered HAPS UAS. During the term of the MDDA, AeroVironment possesses exclusive rights from SoftBank for future design and manufacturing work for the Solar HAPS UAS and future variants thereof, subject to meeting contractual performance criteria and maintains exclusive rights to market and sell Solar HAPS for defense applications globally except for Japan.

Sales and Marketing

Our Product Line Management organization translates customer and market requirements into multi-year product roadmaps that guide our development, engineering and manufacturing plans. We organize our U.S. business development team members by product line, target market and customer, and we locate team members in close proximity to the customers they support when possible. We organize our program managers by product and focus on designing optimal solutions and improving contract fulfillment, incorporating feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain and strengthen our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

Manufacturing and Operations

Continued investment in infrastructure has enabled us to meet demand and efficiently scale capacity as needed. We have executed an operating plan that has enabled us to manufacture products at higher rates than our historical volumes while supporting initial low rate production for new development programs. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization (“ISO”) certification for Quality Management, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform SUAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. Our ISO 9001:2015 + AS9100D certified manufacturing facilities are designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2015 + AS9100D refers to a set of voluntary standards for quality management systems. The 9001:2015 standards are established by the ISO to govern quality management systems used worldwide. We are regularly audited and certified to be compliant by a third party, accredited registrar. Accreditation of SAI Global, our third party registrar, is by the ANSI National Accreditation Board. These audits performed as part of certification evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

Competition

The defense market for SUAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of domestic and international defense contractors have developed or are developing SUAS that compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal SUAS competitors include Elbit Systems Ltd., Quantum Systems, Edge Autonomy, Teledyne Technologies, Inc. and Lockheed Martin Corporation. We do not view large UAS products such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our SUAS because they perform different missions, do not typically deliver their information directly to front-line ground forces and are not hand-launched and controlled. However, we cannot be certain that these platforms will not become direct competitors in the future.

The U.S. defense market for MUAS has been addressed primarily by The Boeing Company’s ScanEagle and Textron, Inc.’s Shadow UAS. However, our MUAS competitors also include Shield AI and Northrop Grumman’s V-Bat, Textron, Inc.’s Aerosonde, Sierra Nevada Corporation’s Voly-T, Griffon Aerospace’s G2E and L3Harris Technologies’ FVR-90. International MUAS competitors include Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its

derivatives as direct competitors to our MUAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors in the future as we expand the capabilities of our MUAS products to, potentially, impinge upon the lower end of the large UAS market segment.

The market for TMS is now rapidly evolving and poised for continued growth. Competitors in this market include Textron Inc., Raytheon Technologies, Lockheed Martin Corporation, Anduril Industries, Aevex and UVision Air Ltd. There is also a class of less expensive and less capable commercial products being retrofitted with munitions and we expect additional entrants and substitutes to emerge over the next few years as this market matures.

The market for UGV spans the global defense, first responder, security and logistics market segments. The UGV opportunity in the U.S. DoD has grown with recent U.S. Army procurement awards and a pending U.S. Air Force program. Competitors in the U.S. UGV market include L3Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton/Remotec, ICOR Technology and Boston Dynamics. Initial adoption of UGVs for law enforcement and other government agencies is also progressing in the U.S. and globally, as well as applications in hazardous materials handling.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors have pursued this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. A number of telecommunications, aerospace and technology companies, including us and our former joint venture partner HAPSMobile launched the HAPS Alliance to promote the benefits of HAPS to the global population. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., Ball Corporation and Northrop Grumman Corporation. Companies pursuing Low Earth Orbit (“LEO”), micro or cubesat satellite constellations for global communication and remote sensing include Amazon, Planet, OneWeb, SpaceX and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

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

Certain of these regulations impose substantial penalties for violations, including suspension or debarment from government contracting or subcontracting for a period of time. We monitor all our contracts and contractual efforts to minimize the possibility of any violation of these regulations.

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

On June 21, 2016, the FAA released its final rules that allow routine use of certain SUAS in the U.S. National Airspace System. The FAA rules, which went into effect in August 2016, provide safety rules for SUAS (under 55 pounds) conducting non-recreational operations. The rules limit flights to visual-line-of-sight daylight operation, unless the UAS has anti-collision lights in which case twilight operation is permitted. The final rule also addresses altitude and speed restrictions, operator certification, optional use of a visual observer, aircraft registration and marking and operational limits, including prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Current FAA regulations require drone operators to register their systems with the FAA and secure operating licenses for their drones per Part 107 specifications. These regulations continue to evolve to accommodate the integration of UAS into the national airspace system for commercial applications, including HAPS UAS.

In December 2019, the FAA proposed rules requiring the remote identification of UAS. Remote identification, which provides for a UAS in flight to provide identification that can be received by other parties, is designed to enhance safety and security by allowing the FAA and other agencies to identify a UAS that appears to be flying unsafely or in an area in which flight is not permitted. The public comment period for the proposed rules expired on March 2, 2020. On April 21, 2021, the final rule for remote identification of UAS went into effect. On the same day, the final rule for operation of SUAS over people also went into effect. This rule permits routine operations of small unmanned aircraft over people, moving vehicles, and at night under certain conditions. The final rule also makes changes to the recurrent testing framework and expands the list of persons who may request the presentation of a remote pilot certificate. Additionally, in February 2020, the FAA issued a public request for comment on its proposed policy for the creation of a new type certification of certain UAS as a special class of aircraft under FAA regulations. Currently the Part 107 Rules (as defined below) allow for the operation of SUAS without the need for FAA airworthiness certification as long as the UAS meets certain specified criteria and certain flight rules are followed; larger UAS and operations of SUAS outside the scope of the Part 107 Rules (as defined below) require a waiver from the FAA. The FAA’s proposed policy proposes a new special class of UAS for which airworthiness certification can be obtained, however, the proposed policy only applies to the procedures for the type certification of the new class of UAS. Further rulemaking by the FAA is anticipated regarding the particular criteria for the airworthiness certification standards under the new special class proposed by the new policy. The comment period for the FAA’s proposed policy expired on March 4, 2020.

While it is currently anticipated that the enactment of remote identification, increasing operation of SUAS, and a new airworthiness certification process for a newly created special class of UAS will help formalize the process for manufacturing and obtaining airworthiness certification for UAS within the newly created class and accelerate the development of commercial UAS in the U.S., it is uncertain whether the FAA’s actions, if any, will have such effects. It is also unclear when, if at all, the FAA will create a new class of UAS and what the final rules regarding the certification of such UAS will look like. We cannot be certain as to how our business will be affected by the FAA’s proposals until the final rules for such matters are issued by the FAA.

Furthermore, our non-U.S. operations are subject to the laws and regulations of foreign jurisdictions, which may include regulations that are more stringent than those imposed by the U.S. government on our U.S. operations.

U.S. Government Contracting Process

We sell the significant majority of our SUAS, MUAS and TMS products and services under contracts with the U.S. government. Certain important aspects of our U.S. government contracts are described below.

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

The U.S. military funds its contracts for our full-rate production UAS either through operational need statements or as programs of record. Operational need statements require allocations of discretionary spending or reallocations of funding from other government programs. Funding for our production of initial Raven system deliveries, for example, was provided through operational need statements. We define a “program of record” as a program which, after undergoing extensive DoD review and product testing, is included in the five-year government budget cycle, meaning that funding is allocated for purchases under these contracts during the five-year cycle, absent affirmative action by the customer or Congress to change the budgeted amount. Despite being included in the five-year budget cycle, funding for these programs is subject to annual approval.

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

U.S. Government Contract Categories

There are three primary types of government contracts in our industry, each of which involves a different payment methodology and level of risk related to the cost of performance. These basic types of contracts are typically referred to as fixed-price contracts; cost reimbursable contracts, including cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee; and time-and-materials contracts.

In some cases, depending on the urgency of the project and the complexity of the contract negotiation, we will enter into a “Letter Contract” prior to finalizing the terms of a definitive fixed-price, cost reimbursable or time-and-materials definitive contract. A Letter Contract is a written preliminary contractual instrument that provides limited initial funding and authorizes us to begin immediately manufacturing supplies or performing services while negotiating the definitive terms of the procurement.

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

International Contracting Process

We supply our UAS, TMS, and UGV products and services to international allied governments. Certain important aspects of our international contracts are described below. Each international customer has its own laws, regulations, bureaucracy and forms of procurement agreements that present challenges in our international contracting process.

Bidding Process

Our international contracts generally result from a competitive bidding process and, to a lesser extent, sole source awards for urgent requirements or sustainment, and they typically begin with the receipt of a request for proposal, information or quotation from an international government procurement agency. Numerous of our technical and administrative personnel are involved in responding to such request.

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

Sole source awards are direct engagements with the procuring agency. Contractors receive requests for proposal or quotation and respond to such a request. If accepted by the customer, the resulting contract is for a defined quantity of goods or services for a specific time period. Generally sole source awards are utilized by our existing customers to sustain or augment their use of our products, commonly through multi-year support agreements. These agreements allow for customer logistics organizations to tailor procurement and support efforts to the needs of the end users.

Funding

International customers have individualized funding processes that are generally allocated during the applicable country’s fiscal year. Funding may be broadly allocated to a governmental agency or military branch responsible for procurement, targeted for a specific purpose like unmanned systems, or earmarked to a specific requirement for our products. Funding allocations are typically confidential, making it challenging for us to forecast demand for our products or when/whether funding is available. In addition, funding may be reallocated when higher needs arise, such as what occurred during the COVID-19 pandemic when many countries shifted defense funding to measures addressing the pandemic. Forecasted requirements are then delayed until the next fiscal year or are cancelled entirely.

Competitive bidding opportunities for our products and services typically have budgets and timelines which require significant investment from the customer. Initial procurement or replacement programs for our products and services may not be considered necessities for some international customers, which makes such procurements susceptible to a reduction in available funding or a complete reallocation of funds to other government programs or initiatives. When funds are reduced, it is common for the reduced funds to be utilized to support the sustainment of the customer’s existing UAS, rather than for new procurements.

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

Risks Related to Our Business and Industry

●	We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.
●	A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.
●	Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.
●	If the markets for UAS, UGV and TMS do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	Our international business poses potentially greater risks than our domestic business.
●	The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.
●	We expect to incur substantial research and development costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
●	Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.
●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
●	Our future profitability may be dependent upon achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.
●	We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.
●	Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.
●	The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.
●	Shortfalls in available external research and development funding could adversely affect us.
●	Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.
●	Our work for the U.S. government and international governments may expose us to increased security risks.
●	Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

Risks Related to Our U.S. Government Contracts

●	We are presently classified as a small business defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set-aside US government contracts.
●	We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
●	Our business could be adversely affected by a negative audit or investigation by the U.S. government.
●	Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
●	U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
●	U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
●	We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

Risks Related to Legal and Regulatory Requirements

●	We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products and services, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.
●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of SUAS and MUAS in response to public privacy concerns, may prevent us from expanding the sales of our SUAS and MUAS to non-military customers in the United States.
●	Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.
●	As a manufacturer of commercial UAS, we are subject to various government regulations and may be subject to additional regulations in the future, violation of which could subject us to sanctions or otherwise harm our business.
●	We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.
●	Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

●	If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.
●	We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time consuming and limit our ability to use certain technologies in the future.

Risks Related to Securities Markets and Investment in Our Stock

●	Failure to establish and maintain effective internal control over financial reporting could adversely affect our financial results.

●	Delaware law and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could make it more difficult to acquire us and limit your ability to sell your shares at a premium.

Risks Related to Our Business and Industry

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.

Historically, we have derived a significant portion of our total sales and our SUAS and TMS sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 68% of our revenue for the fiscal year ended April 30, 2023. The DoD, our principal U.S. government customer, accounted for approximately 34% of our revenue for the fiscal year ended April 30, 2023. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline.

The U.S. military funds a portion of our contracts through operational needs statements, and to a lesser extent, through programs of record, which provides us with less visibility and certainty on future funding allocations for our contracts. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will. A significant decline in government expenditures generally, or with respect to programs for which we provide products and/or services, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

These developments and other factors could cause governmental agencies to reduce their purchases under existing contracts, to exercise their rights to terminate contracts at-will or to abstain from renewing contracts or entering into new contracts, any of which would cause our revenue to decline and could otherwise harm our business, financial condition and results of operations.

In fiscal year 2023, SoftBank accounted for 7% of our total revenue. Prior to the fiscal year ended April 30, 2022, we derived a significant portion of our revenue from contracts with HAPSMobile and SoftBank related to our design and development of HAPS UAS. In May 2021, we entered into a MDDA with SoftBank to continue design and development work on HAPS UAS, as a successor arrangement to our prior HAPSMobile agreement. The MDDA allows SoftBank to terminate the contract at its convenience for any reason. The termination of this contract or the loss of revenues from programs SoftBank related to the design and development of HAPS UAS, could cause our revenue to decline and materially adversely affect our results of operations.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales, including sales of our SUAS, MUAS and TMS products and services, from the U.S. government and its agencies, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts. As a result, our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the U.S. government, such as changes in prior military commitments, including the withdrawal from Afghanistan or in response to the conflict between Russia and Ukraine, or an impasse on policy issues, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UAS.

With the inception of the global war on terror, operational activity in the US-CENTCOM combatant command area of operations led to broad deployment and increased demand for UAS and TMS products, training and spares. Since such time, there have been periods during which the tempo of DoD counterinsurgency operations receded, reducing demand for certain of our SUAS and TMS products, training and spares from prior levels. We cannot predict whether and when a reduction in overseas operational levels will occur, how future procurement priorities related to defense transformation will be impacted, including by future events such as the conflict between Russia and Ukraine, or how changes in the threat environment will impact opportunities and competition for our UAS and TMS products, in terms of existing, additional or replacement programs, for example the closure of all of our Mid-Endurance Unmanned Aircraft System (“MEUAS”) COCO sites. If defense transformation or overseas operations slow down or cease in key operational areas, then our business, financial condition and results of operations could be impacted negatively.

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal SUAS competitors include Elbit Systems Ltd., Quantum Systems, Edge Autonomy, Teledyne Technologies, Inc. and Lockheed Martin Corporation. Our principal MUAS competitors are The Boeing Company’s ScanEagle and Textron Inc.’s Shadow UAS, as well as those competing for the U.S. Army’s Future Tactical UAS (“FTUAS”) program, including Shield AI and Northrop Grumman’s V-Bat, Textron, Inc.’s Aerosonde, Sierra Nevada Corporation’s Voly-T, Griffon Aerospace’s G2E and L3Harris Technologies’ FVR-90, and international competitors Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our SUAS because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. We do not view large UAS such as Northrop Grumman Corporation’s Global Hawk or General Atomics, Inc.’s Predator and its derivatives as direct competitors to our MUAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors to our SUAS and MUAS in the future. Our TMS business faces competition from Textron Inc., Raytheon Technologies, Lockheed Martin Corporation, Anduril Industries, Aevex Aerospace and UVision Air Ltd. Our competitors in the U.S. defense market for UGVs include L3Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton/Remotec, ICOR Technology and Boston Dynamics.

We also face emerging competition from consumer and commercially focused drone manufacturers, such as Skydio, Inc., as their product capabilities increase and their product prices remain low relative to existing defense solutions, which has resulted in some level of military consideration and procurement even though their UAS products do not meet traditional military performance or security specifications.

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

Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our SUAS and MUAS.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set-aside programs for which we are ineligible. Foreign competitors may also be able to offer more cost competitive solutions for our UAS and UGV products and services. The market for SUAS, MUAS and UGV products and services is expanding, and competition intensifying as additional competitors enter the market and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the markets for UAS, UGV and TMS do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. We believe the market for commercial UAS is nascent. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UAS, UGV and TMS. Although we have expanded our UAS customer base to include foreign governments and domestic non-military agencies, and made our first approved export of our tactical missile systems to a foreign customer, we cannot assure you that our continued efforts to further increase our sales to international customers will be successful. The expansion of the markets for UAS, UGV and TMS in general, and the market for our products and services in particular, depends on a number of factors, including the following:

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

Even if the markets for UAS, UGV and TMS gain wide acceptance, our products and services may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products and services specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would decline.

Our international business poses potentially greater risks than our domestic business.

We derived approximately 53% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2023 compared to 41% for the fiscal year ended April 30, 2022. We expect to continue to derive a significant portion of our revenue from international sales, including direct sales to allied nations, and initiated through our international operations, Telerob

Gesellschaft für Fernhantierungstechnik mbH (“Telerob”). Our international revenue and operations are subject to a number of material risks, including the following:

●	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products and services to certain foreign jurisdictions;

●	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products and services or repatriate profits to the United States;

●	the complexity and necessity of using foreign representatives and consultants, and delays in and difficulty of validating foreign representatives and brokers;

●	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

●	the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

●	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

●	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

●	general economic and political conditions in the markets in which we operate;

●	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

●	the imposition of in-country production and manufacturing requirements by international customers;

●	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

●	different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property, contracts and tax in the jurisdictions in which we currently operate or may operate in the future.

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

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial research and development costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $64.3 million, or 12% of our revenue, in our fiscal year ended April 30, 2023 on internal research and development activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal research and development as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our research and development programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

In addition, certain raw materials and components used in the manufacture of our products and in our development programs are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. Particularly, the market for electronic components has been and currently still is experiencing increased demand and a global shortage of semiconductors, creating substantial uncertainty regarding our suppliers’ ongoing timely delivery of these components to us. In the fiscal years ended April 30, 2023 and 2022, we experienced delays in receiving of certain electronic and other components for our product lines resulting from shortages, which caused delays in production and development programs and negatively affected our revenue and results for such periods and could negatively impact our revenue and results in future periods. We expect shortages in certain critical components to continue into our fiscal year 2024. Should such shortages of components continue or additional shortages occur, and we are unable to obtain components from third party suppliers in the quantities and of the quality that we require, on a timely basis and at acceptable prices, then we may be impaired in our ability to execute development programs on schedule or deliver products on a timely or cost-effective basis to our customers. Shortages in components for our products and delays in obtaining components for our products could cause customers to terminate their contracts with us, delay orders from us or cause us to delay accepting orders, negatively impact our ability to win new programs and/or contracts, negatively impact and disrupt our development programs, increase our costs and seriously harm our business, results of operations and financial condition. Moreover, if any of our suppliers become capacity constrained, financially unstable or otherwise unable or unwilling to provide us with raw materials or components, then we may have to find new suppliers. Some of our components are sourced from foreign countries which are at risk of sanctions and other trade restrictive actions, such as China, and any escalation in global trade tensions or trade restrictions may hinder our ability to obtain these components from new suppliers. It may take several months to locate alternative suppliers, if required, or to redesign our products to accommodate components from different suppliers. Even if we identify alternate suppliers, we may experience significant delays in manufacturing and shipping our products to customers and incur additional development, manufacturing and other costs to establish such alternative sources, be required to redesign our products and to complete additional quality control procedures. In addition, credit constraints of key suppliers could result in accelerated payment of accounts payable by us, adversely impacting our cash flow. We have experienced increased costs for components, as well as increased shipping, warehousing and inventory costs. We cannot predict the extent to which these costs will continue and/or continue to increase or if we will be able to obtain replacement components within the time frames that we require at an affordable cost, if at all. Additionally, shortages of components may result in increased inventory of unfinished products and significant quantities of other unused components remaining in inventory, which could expose us to increased risks of obsolescence and losses which may not be fully covered by insurance.

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, we are subject to income tax in the U.S. and numerous jurisdictions outside the U.S. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be negatively impacted. In particular, the changes proposed by the U.S. administration, including increasing the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of non-U.S. subsidiaries and the imposition of a 15% minimum tax on worldwide book income, could materially negatively affect the company’s financial results if enacted. The company’s worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. The company undergoes tax examinations by tax authorities on a regular basis. While the company believes its estimates of its tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in the company’s historical financial statements.

Our earnings and profit margins may decrease based on the mix of our contracts and programs and other factors related to our contracts.

In general, we perform our production work under fixed-price contracts and our repair and customer-funded R&D work under cost-plus-fee contracts. Under fixed-price contracts, we perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts involve higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed-price contracts, we expect that our operating margin will decline. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Fixed-price contracts (including both government and commercial contracts) represented approximately 80% of our revenue for the fiscal year ended April 30, 2023. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our senior management and key employees, including key employees of business recently acquired, are important to our customer relationships and overall business.

We believe that our success depends in part on the continued contributions of our senior management and key employees. We rely on our executive officers, senior management and key employees to generate business and execute programs successfully. In addition, the relationships and reputation that members of our management team and key employees have established and maintain with government defense personnel contribute to our ability to maintain good customer relations and to identify new business opportunities. We do not have employment agreements with any of our executive officers or key employees, and these individuals could terminate their employment with us at any time. We have had some departures in fiscal years 2023 and 2022 from our senior management team, which has resulted in remaining members bearing additional responsibilities as we seek to recruit additional leadership talent. The loss of any of our continuing executive officers, members of our senior management team or key employees could significantly delay or prevent the achievement of our business objectives and could materially harm our business and customer relationships and impair our ability to identify and secure new contracts and otherwise manage our business.

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

We have limited experience manufacturing UAS, TMS and UGV in high volume. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our future profitability is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. During the fiscal years ended April 30, 2023 and 2022, global supply chain issues resulted in delays in procuring components for our products and experienced significant increases in the costs to procure certain components. The extent to which we will have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices is uncertain. We expect that the global supply chain issues will adversely affect our ability to procure certain components into our fiscal year 2024. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

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

Urban environments may present certain challenges to the operators of UAS. UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS in general. As the usage of UAS has increased, particularly by military customers, the danger of such collisions has increased. Furthermore, the incorporation of our DDL technology into our SUAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and consequently materially harm our business and operating results.

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

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. Our investments are classified as available-for-sale and recorded at fair value each reporting period. Unrealized gains and losses are recorded as other income or loss.

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

In June 2019, we consummated the acquisition of Pulse Aerospace, LLC. In February 2021 we completed the acquisition of Arcturus and the Intelligent Systems Group business segment (“ISG”), in May 2021 we acquired Telerob and in August 2022 we acquired Planck Aerosystems, Inc. (“Planck”). We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

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

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results, such as the MUAS goodwill impairment charge of $156.0 million and accelerated amortization of certain MUAS intangibles of $34.1 million recorded for the MUAS reporting unit for the fiscal year ended April 30, 2023. These charges resulted from decreases in expected cash flows associated with the Company not being down selected for a US DoD program of record and the closure of all of our MEUAS COCO sites. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock issued as consideration for the purchase of Arcturus, then our existing stockholders may be diluted, which could lower the market price of our common stock. If we finance acquisitions through debt, such as the credit facilities we entered into in connection with the consummation of our acquisition of Arcturus, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility and represent default risk if we are unable to maintain certain financial performance metrics while the debt remains outstanding.

If we fail to properly evaluate acquisitions or investments, then we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects, such as the impairment recorded for the MUAS reporting unit.

At April 30, 2023, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $180.8 million and $43.6 million, respectively. We perform our annual impairment tests during the fourth quarter of each fiscal year or when events or circumstances change in a manner that indicates an asset might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations. Subsequent to the performance of our annual goodwill impairment test, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a US DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit. Additionally, the closure of all of our MEUAS COCO sites resulted in accelerated intangible amortization expenses of $34.1 million during the fiscal year ended April 30, 2023.

The estimates and assumptions used to determine the fair value of our reporting units are highly subjective in nature. Actual results can be materially different from the estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the carrying amounts, we could recognize further future impairment charges, the amount of which could be material.

Borrowings under our credit facilities could adversely affect our financial condition and restrict our operating flexibility.

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement with certain lenders, letter of credit issuers, and others (as amended February 4, 2022 and June 6, 2023, the “Credit Agreement”), which, together with its associated Security and Pledge Agreement, sets forth the terms and conditions of a five-year $100 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and a five-year amortized $200 million term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Upon execution of the Credit Agreement, we drew down $200.0 million, the full principal amount of the Term Loan Facility, to partially finance the acquisition of Arcturus.

The Term Loan Facility as amended has a five-year term expiring in February 2026 and bears interest, at our option, either at a secured overnight financing rate (“SOFR”) or a base rate plus a fixed applicable margin dependent on our consolidated leverage ratio under the terms of the agreement. We are required to pay 5.0% of the outstanding obligations under the Term Loan Facility in each of the first four loan years, with the remaining 80.0% payable in the fifth loan year, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the maturity date. The Revolving Facility has a term of 5 years. As of April 30, 2023 we had only letters of credit issued pursuant to the Revolving Facility, totaling $5.0 million.

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

Risks associated with environmental, social and governance matters (“ESG”), including especially climate change and other environmental impacts, could negatively affect our business and operations.

Environmental, social and governance matters significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. The majority of our research and development and manufacturing operations are located in California in regions known for seismic activity and wildfires. Climate related changes can increase the frequency and severity of significant weather events and natural disasters. While we maintain insurance coverage to cover certain risks of losses for damage or destruction to facilities and property and for interruption of our business, such insurance may not cover specific losses and the amount of our insurance coverage may not be adequate to cover all of our losses. A significant natural disaster, such as an earthquake, fire or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected, including if our losses are not adequately or timely covered by our insurance.

Increased attention on ESG matters, including from our customers, shareholders and other stakeholders, may lead to us expending more resources addressing these issues. Legislative and regulatory efforts to combat climate change and address ESG issues may prove costly and burdensome for us to comply with and will likely continue to impact us, our customers and our suppliers.

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

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following:

●	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;

●	the Truth in Negotiations Act, which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;

●	the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively;

●	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;

●	the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which UAS depend for operation and data transmission in the United States;

●	the Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS operation in the United States;

●	controls to protect U.S. Government controlled unclassified information and that our suppliers that have access to this type of information comply with cyber security regulations;

●	the International Traffic in Arms Regulations and Export Administration Regulations, which regulate the export of sensitive technology and hardware, including controlled technical data, defense articles and defense services and restrict the countries from which we may purchase materials and services used in the production of certain of our products; and

●	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be “controlled unclassified information” and the exportation of certain products and technical data.

Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees and facilities to obtain government security clearances. We also must implement controls to protect U.S. government controlled unclassified information (CUI). Failing to implement such controls to protect CUI could jeopardize our ability to continue receiving U.S. government contracts. Additionally, certain of our products are sold to the U.S. government as commercial items. If the U.S. government were to dispute the commercial designation of such items, and absent a successful appeal by us of such designation, the profitability of sales of such items could be negatively affected. Our failure to comply with applicable regulations, rules and approvals; changes in the government’s interpretation of such regulations, rules and approvals as have been and are applied to our contracts, proposals or business or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, a decrease in profitability, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audits of our incurred cost claims through fiscal year 2022 have been settled. At April 30, 2023 we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts.

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

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. The purchasing systems was reviewed and approved again in March 2022. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice (“DOJ”), or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

Furthermore, we may operate from time to time under undefinitized contract actions (“UCA”s), under which we may begin performance at the direction of the U.S. government prior to completing contract negotiations regarding pricing, specifications and other terms. Under a UCA, the U.S. Government has the ability to unilaterally definitize contracts and, absent a successful appeal of such action, the unilateral definitization of the contract would obligate us to perform under terms and conditions imposed by the U.S. government. Such unilaterally imposed contract terms could include less favorable pricing and/or terms and conditions more burdensome than those negotiated in other circumstances, which could negatively affect our expected profitability under such contract and could negatively affect our results of operations.

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

In November 2019, we entered into a consent agreement (the “Consent Agreement”) with the U.S. Department of State’s Directorate of Defense Trade Controls Office of Defense Trade Controls Compliance to resolve various alleged violations of the Armed Export Control Act and the International Traffic in Arms Regulations (“ITAR”) that occurred between June 2014 and December 2016. The Consent Agreement provided among other things: (i) a civil penalty of $1,000,000 payable in installments, $500,000 of which was suspended on the condition that such amount be used for future remedial compliance costs over the term of the Consent Agreement and/or credited against prior compliance enhancement costs already expended by us; (ii) the appointment of an external Special Compliance Officer for a minimum of one year to oversee our compliance with the Consent Agreement and ITAR; and (iii) one external audit of our compliance with the Consent Agreement and ITAR. The $500,000 suspension amount was satisfied by our compliance program remediation efforts during our fiscal year ended April 30, 2021. While we were released from the Consent Agreement in May 2023, our failure to comply with the export laws and regulations in the future can subject us to additional fines, penalties and sanctions, including suspension of export privileges, which could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of SUAS and MUAS in response to public privacy concerns, may prevent us from expanding the sales of our SUAS and MUAS to non-military customers in the United States.

The regulation of SUAS and MUAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of SUAS and MUAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small unmanned aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small unmanned aircraft system is generally within one half-mile laterally and 400 feet vertically of the small unmanned aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of SUAS and MUAS.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of SUAS and MUAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain SUAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for SUAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Additionally, in December 2019 and January 2020, the FAA proposed rules regarding remote UAS identification and a new policy regarding the airworthiness certification of a newly created special class of UAS. It is unclear when, if ever, the FAA will create a new class of UAS and what the final rules regarding the certification of such new class of UAS will state. We cannot assure you that the Part 107 Rules, or any final rules enacted in furtherance on the FAA’s recently announced proposals, will result in the expanded use of our SUAS and MUAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of SUAS and MUAS beyond our military customers, which could harm our business prospects.

In addition, there exists public concern regarding the privacy implications of U.S. commercial and law enforcement use of SUAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of SUAS and MUAS by non-military customers.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and employees and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the General Data Protection Regulation (“GDPR”), which imposes stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance, including for the transfer of personal data between AeroVironment and its recently acquired German subsidiary, Telerob. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

We will also be subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require companies that do business with the DoD to receive specific third-party certifications relating to specified cybersecurity standards to be eligible for new contract awards. We are in the process of preparing for the CMMC requirements, but to the extent we are unable to achieve certification in advance of contract awards, or we fail to achieve certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, which could adversely impact our revenue, profitability, and cash flows. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements and, potentially obtain CMMC certification. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements. The costs to comply with the new CMMC requirements are significant and may increase, which could negatively affect our results of operations.

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

The market price of our common stock may decline because of our acquisition activity.

The market price of our common stock may decline as a result of our acquisition activity if, among other things, we are unable to achieve the expected growth in revenue and earnings, or if the operational cost savings estimates in connection with the integration of acquired businesses are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts. The market price of our common stock may also be influenced by the issuance of our equity securities in acquisition transactions, which may or may not be at prevailing market prices and may have a dilutive effect on other stockholders.

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

As of April 30, 2022, our management determined that the Company’s internal control over financial reporting was not effective due to certain identified material weaknesses. As of April 30, 2023, our management determined that the material weaknesses were remediated. A material weakness is defined as a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. Management identified deficiencies related to inadequate design and operation of certain controls at certain newly acquired businesses. Specifically, management did not effectively select and develop certain information technology (“IT”) general controls related to access and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties. The Company also had deficiencies in the design and operation of account reconciliations at certain newly acquired businesses. These deficiencies and a lack of sufficient resources contributed to the potential for there to have been material errors related to certain newly acquired businesses in the Company’s financial statements. While these deficiencies did not result in any material misstatements of the Company’s consolidated financial statements, they did collectively represent a material weakness in internal control over financial reporting. Additional information about the nature of these material weaknesses and how they were remediated is provided in Item 9A.- “Controls and Procedures.”

Although the material weaknesses identified did not result in a need to restate any prior period financial statements, if additional material weaknesses in the Company’s internal control over financial reporting are discovered or occur in the future, our consolidated financial statements may contain material misstatements and we could be required to restate financial results. Further, because of ongoing changes in our operations and business condition and changes in accounting rules and regulations, even our remediation of the current material weaknesses will not remove the need to timely assess such changes and develop additional updates to our internal controls from time to time. The failure to maintain an effective system of internal control over financial reporting could limit our ability to report its financial results accurately and in a timely manner or to detect and prevent fraud, which could cause a loss of investor confidence in our reporting, depress our stock price, adversely limit our liquidity and access to the capital markets and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

All of our facilities are leased. Our corporate headquarters are located in Arlington, Virginia where we lease approximately 2,000 square feet under an agreement expiring in November 2024. We also lease a total of approximately 280,000 square feet of space in Simi Valley, California, which leases expire between 2025 and 2027, and approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2027, used for administration and to design, engineer, test and manufacture UAS. We also lease other facilities in California, Alabama, Kansas, Massachusetts, Pennsylvania, Minnesota, Virginia, and Stuttgart, Germany that are used for administration, research and development, logistics, testing and manufacturing.

As of April 30, 2023, our business segments had significant operations at the following locations:

●	SUAS, TMS, MacCready Works and HAPS: Simi Valley, CA; Moorpark, CA; Huntsville, AL; Lawrence, KS; Wilmington, MA; Centreville, VA; and Minneapolis, MN.
●	MUAS: Petaluma, CA, Rohnert Park, CA and San Diego, CA.
●	UGV: Stuttgart, Germany and Erie, PA.
●	Corporate: Arlington, VA, Moorpark, CA and Simi Valley, CA.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 21, 2023, the closing sales price of our common stock as reported on the NASDAQ Global Select Market, where it trades under the symbol AVAV, was $97.19 per share. As of June 21, 2023, there were 64 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2018 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2018	2019	2020	2021	2022	2023
AeroVironment, Inc. Stock	100	126	111	203	147	185
Russell 2000 Index	100	102	84	146	120	114
SPADE Defense Index	100	110	97	135	130	144

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

Securities Authorized for Issuance Under Equity Compensation Plans

See Notes 13 and 14 in the Notes to Consolidated Financial Statements for further information on our stock-based compensation and long-term equity awards.

Issuer Purchases of Equity Securities

Our share repurchase program announced September 2015 was terminated by our Board of Directors in September 2022. There were no repurchases of our common stock during the year ended April 30, 2023.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to Part I, “Forward-Looking Statements” on page 2 and Part 1A, “Risk Factors” beginning on page 23, for a discussion of the uncertainties, risks and assumptions associated with these statements.

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

The success of our current product and service offerings stems from our investments in research and development and to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 50 years of innovation or acquired through acquisitions, include robotics and robotics systems autonomy; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; land, maritime and air deployment of missile and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; miniature internal combustion engine propulsion design and integration; missile systems warhead integration; low SWaP (Size, Weight and Power) system design and integration; manned-unmanned teaming and unmanned-unmanned teaming; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing flight, fixed wing flight and hybrid aircraft flight; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; and integrated mission solutions for austere or extreme environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UAS, TMS and UGV that provide situational awareness, remote sensing, multi band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Revenue

We generate our revenue primarily from the sale, support, design and operation of our UAS, TMS, HAPS and UGV. Support for our SUAS and TMS customers includes training, spare parts, product repair, product replacement, and the customer-contracted operation of our MUAS by our personnel. Under historical ISR services contracts we have delivered the information our MUAS produce to our customers, who use that information to support their missions, however these services are no longer a primary revenue driver. We refer to these support activities, in conjunction with customer-funded R&D, as our services operation. We derive most of our SUAS, MUAS, HAPS, and TMS revenue from fixed-price and cost-plus-fee contracts with the U.S. government and allied foreign governments.

Cost of Sales

Cost of sales consists of direct costs and allocated indirect costs. Direct costs include labor, materials, travel, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits, depreciation of in-service ISR assets, which have been fully depreciated as of April 30, 2023, amortization of acquired intangible assets and other costs that are not directly charged to a specific contract.

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

Impairment of Goodwill

Subsequent to the performance of our annual goodwill impairment test, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a US DOD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million. We determined that it was more likely than not that the fair value of the other reporting units were more than their carrying values as of the annual goodwill impairment test date.

Other (Loss) Income, net

Other expense, net includes unrealized losses associated with decreases in the fair market value for equity security investments, the gain on the sale of our equity interest in HAPSMobile, legal accruals related to our former EES Business, interest income, and interest expense.

(Benefit from) Provision for Income Taxes

Our effective tax rates are lower than the statutory rates primarily due to the R&D tax credits, foreign derived intangible income (FDII) deduction, and excess tax benefit of equity awards in relation to income (loss) before income taxes.

Equity Method Investment (Loss) Income, Net of Tax

Equity method investment (loss) income, net of tax, includes equity method income or loss related to our investment in limited partnership funds for which we have concluded we have influence for holding more than a minor interest. Beginning October 14, 2022 equity method investment (loss) income, net of tax also includes our proportion of any gains or losses of our Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), due to our share sale in which we decreased our ownership interest to 15% but concluded we retain significant influence. As of March 2022, equity method investment (loss) income, net of tax, no longer includes equity method income or loss related the HAPSMobile joint venture we formed in December 2017 with SoftBank as we sold our entire equity interest in HAPSMobile.

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests includes the 50% interest in the income or losses of Altoy, between September 15, 2021 and October 14, 2022 and 85% interest for all prior periods presented. Subsequent to October 14, 2022, Altoy is no longer consolidated, and therefore, noncontrolling interest is no longer recorded.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our SUAS, MUAS and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of SUAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance, estimates to complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the fiscal years ended April 30, 2023, 2022 and 2021, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2023, 2022 and 2021, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021

Gross favorable adjustments	$2,893	$1,331	$1,953
Gross unfavorable adjustments	(3,771)	(2,857)	(2,205)
Net adjustments	$(878)	$(1,526)	$(252)

For the year ended April 30, 2023, favorable cumulative catch up adjustments of $2.9 million were primarily due to final cost adjustments on 23 contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $3.8 million were primarily related to higher than expected costs on 5 contracts. During the year ended April 30, 2023, we revised our estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.9 million.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: technology, backlog, in-process research and development, customer relationships, licenses, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. Due to the closure of all of our MUAS COCO sites during the three months ended April 30, 2023, we revised the estimated useful life for MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34.1 million during the fiscal year ended April 30, 2023.

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

Subsequent to the performance of our annual goodwill impairment test, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a US DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit.

Income Taxes

Our income tax provision and related income tax assets and liabilities are based on actual and expected future income, U.S. and foreign statutory income tax rates, and tax regulations and planning opportunities in the various jurisdictions in which it operates. We believe that the accounting estimates related to income taxes are “critical accounting estimates” because significant judgment is required in interpreting tax regulations in the United States and in foreign jurisdictions, evaluating our worldwide uncertain tax positions, and assessing the likelihood of realizing certain tax benefits. Actual results could differ materially from those judgments, and changes in judgments could materially affect our consolidated financial statements.

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

	Fiscal Year Ended April 30,
	2023		2022		2021
Revenue	$540,536	100%	$445,732	100%	$394,912	100%
Cost of sales	367,022	68%	304,496	68%	230,354	58%
Gross margin	173,514	32%	141,236	32%	164,558	42%
Selling, general and administrative	131,905	24%	96,434	22%	67,481	17%
Research and development	64,255	12%	54,689	12%	53,764	14%
Impairment of goodwill	156,017	29%	—	—%	—	—%
(Loss) income from continuing operations	(178,663)	(33)%	(9,887)	(2)%	43,313	11%
Interest expense, net	(9,368)	(2)%	(5,440)	(1)%	(618)	—%
Other expense, net	(346)	—%	(10,313)	(2)%	(8,330)	(2)%
Sale of ownership in HAPSMobile Inc. joint venture	—	—%	6,497	1%	—	—%
(Loss) income before income taxes	(188,377)	(35)%	(19,143)	(4)%	34,365	9%
(Benefit from) provision for income taxes	(14,663)	(3)%	(10,369)	(2)%	539	—%
Equity method investment (loss) income, net of tax	(2,453)	—%	4,589	1%	(10,481)	(3)%
Net (loss) income	(176,167)	(33)%	(4,185)	(1)%	23,345	6%
Net income attributable to noncontrolling interest	(45)	—%	(3)	—%	(14)	—%
Net (loss) income attributable to AeroVironment, Inc.	$(176,212)	(33)%	$(4,188)	(1)%	$23,331	6%

The Company identifies three reportable segments, SUAS, TMS, and MUAS as well as “All other”. The SUAS segment consists of our existing SUAS product lines. The TMS segment consists of our existing tactical missile systems product lines. The MUAS segment consists of the acquired Arcturus business. “All other” includes HAPS systems, MacCready Works and UGV, the acquired Telerob business. Effective May 1, 2023, the Company reorganized its product lines into the following segments: Unmanned Systems segment consisting of SUAS, MUAS and UGV product lines; Loitering Munition Systems segment, the renamed TMS segment; and the MacCready Works segment, consisting of the HAPS and the MacCready Works businesses. The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before impairment of goodwill and accelerated amortization, intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Year Ended April 30, 2023
	SUAS	TMS	MUAS	All other	Total
Revenue	$233,908	$120,624	$70,327	$115,677	$540,536
Gross margin	121,332	42,736	(24,355)	33,801	173,514

Income (loss) from operations	64,650	8,074	(252,568)	1,181	(178,663)
Impairment of goodwill and accelerated amortization	-	-	190,166	-	190,166
Acquisition-related expenses	-	-	604	781	1,385
Amortization of acquired intangible assets and other purchase accounting adjustments	2,688	-	21,573	5,157	29,418
Adjusted income (loss) from operations	$67,338	$8,074	$(40,225)	$7,119	$42,306

	Year Ended April 30, 2022
	SUAS	TMS	MUAS	All other	Total
Revenue	$178,201	$76,415	$93,156	$97,960	$445,732
Gross margin	83,759	24,486	6,155	26,836	141,236

Income (loss) from operations	28,980	(3,120)	(27,715)	(8,032)	(9,887)
Acquisition-related expenses	502	297	1,994	2,061	4,854
Amortization of acquired intangible assets and other purchase accounting adjustments	2,828	-	22,170	11,709	36,707
Adjusted income (loss) from operations	$32,310	$(2,823)	$(3,551)	$5,738	$31,674

	Year Ended April 30, 2021
	SUAS	TMS	MUAS	All other	Total
Revenue	$235,854	$87,268	$15,837	$55,953	$394,912
Gross margin	119,062	26,675	2,965	15,856	164,558

Income (loss) from continuing operations	58,194	(3,131)	(1,869)	(9,881)	43,313
Acquisition-related expenses	3,026	1,661	1,682	1,612	7,981
Amortization of acquired intangible assets and other purchase accounting adjustments	2,649	-	4,356	453	7,458
Adjusted income (loss) from operations	$63,869	$(1,470)	$4,169	$(7,816)	$58,752

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying consolidated statements of (loss) income:

	Year Ended
	April 30,	April 30,	April 30,
	2023	2022	2021
Cost of sales:
Product sales	$4,091	$8,301	$3,492
Contract services	9,915	10,331	959
Selling, general and administrative	49,561	18,075	3,007
Total	$63,567	$36,707	$7,458

Fiscal Year Ended April 30, 2023 Compared to Fiscal Year Ended April 30, 2022

Revenue. Revenue for the fiscal year ended April 30, 2023 was $540.5 million, as compared to $445.7 million for the fiscal year ended April 30, 2022, representing an increase of $94.8 million, or 21%. The increase in revenue was due to an increase in product revenue of $112.4 million, partially offset by a decrease in service revenue of $17.6 million. The increase in product revenue was due to increases in SUAS, TMS, MUAS and All other product revenue, primarily driven by increases in UGV product revenue. The decrease in service revenue was primarily due to a decrease in MUAS service revenue, partially offset by an increase in All other customer-funded R&D, TMS and SUAS service revenue. We expect the lower levels of MUAS service revenues to continue into fiscal 2024 due to the closure of all of our MUAS COCO operations site locations. Due to the higher backlog, the increase in the small UAS product revenues as compared to the prior year is expected to continue through the at least first half of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2023 was $367.0 million, as compared to $304.5 million for the fiscal year ended April 30, 2022, representing an increase of $62.5 million, or 21%. The increase in cost of sales was a result of an increase in product cost of sales of $62.8 million and an increase in service costs of sales of $0.3 million. The increase in product cost of sales was primarily due to the increase in product revenues. The increase in service costs of sales was primarily due to accelerated depreciation charges of certain deployed fixed assets related to the closure of all of our MUAS site locations of $11.5 million, largely offset by a decrease in service revenue and a decrease in intangible amortization expense and other purchase accounting adjustments. Cost of sales for the fiscal year ended April 30, 2023 included $14.0 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $18.6 million for the fiscal year ended April 30, 2022. As a percentage of revenue, cost of sales remained consistent at 68%, with an increase in the proportion of product revenue to total revenues offset by the MUAS accelerated depreciation charges.

Gross Margin. Gross margin for the fiscal year ended April 30, 2023 was $173.5 million, as compared to $141.2 million for the fiscal year ended April 30, 2022, representing an increase of $32.3 million, or 23%. The increase in gross margin was due to an increase in product margin of $49.6 million, partially offset by a decrease in service margin of $17.3 million. The increase in product margin was primarily due to the increase in product revenue. The decrease in service margin was primarily due to the decrease in service revenue and accelerated depreciation charges of certain deployed fixed assets related to the closure of all of our MUAS site locations of $11.5 million, partially offset by a decrease in intangible amortization expense and other purchase accounting adjustments. As a percentage of revenue, gross margin remained consistent at 32%, primarily due to an increase in the proportion of product revenue to total revenues offset by the MUAS accelerated depreciation charges.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2023 was $131.9 million, or 24% of revenue, as compared to SG&A expense of $96.4 million, or 22% of revenue, for the fiscal year ended April 30, 2022. The increase in SG&A expense was primarily due to accelerated amortization charges of certain intangibles related to the MUAS segment of $34.1 million and an increase in employee related expenses, partially offset by a decrease in acquisition-related expenses. SG&A included $50.9 million, inclusive of $34.1 million of MUAS accelerated intangible asset amortization expenses, and $22.9 million of intangible amortization expenses and acquisition-related expenses for the fiscal year ended April 30, 2023 and 2022, respectively.

Research and Development. R&D expense for the fiscal year ended April 30, 2023 was $64.3 million, or 12% of revenue, as compared to R&D expense of $54.7 million, or 12% of revenue, for the fiscal year ended April 30, 2022. R&D expense increased by $9.6 million, or 17%, for the fiscal year ended April 30, 2023, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Impairment of Goodwill. In May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a US DOD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2023 was $9.4 million, as compared to interest expense net of $5.4 million for the fiscal year ended April 30, 2022. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other Expense, net. Other expense, net for the fiscal year ended April 30, 2023 was $0.3 million, as compared to other expense, net of $10.3 million for the fiscal year ended April 30, 2022. Other expense, net for the fiscal year ended April 30, 2023 included unrealized losses associated with decreases in the fair market value for equity security investments. Other expense, net for the fiscal year ended April 30, 2022 included $10.0 million of expense related to the Webasto legal settlement.

Sale of ownership in HAPSMobile Inc. joint venture. Sale of ownership in HAPSMobile Inc. joint venture for the fiscal year ended April 30, 2022 was $6.5 million gain related to the sale of our equity interest in HAPSMobile.

Income Taxes. Our effective income tax rate was 7.8% for the fiscal year ended April 30, 2023, as compared to 54.2% for the fiscal year ended April 30, 2022. The decrease in our effective tax rate was primarily due to the loss before income taxes, non-deductible goodwill impairment expense, and foreign-derived intangible income deduction, partially offset by R&D tax credits.

Equity method investment (loss) income, net of tax. Equity method investment loss, net of tax for the fiscal year ended April 30, 2023 was $(2.5) million, as compared to equity method investment income, net of $4.6 million for the fiscal year ended April 30, 2022. In March 2022, the Company sold its 7% equity interest in HAPSMobile to SoftBank. Subsequent to the equity interest sale in HAPSMobile during the three months ended April 30, 2022, equity method investment loss, net of tax relates to activity of the investments in limited partnership funds.

Fiscal Year Ended April 30, 2022 Compared to Fiscal Year Ended April 30, 2021

Revenue. Revenue for the fiscal year ended April 30, 2022 was $445.7 million, as compared to $394.9 million for the fiscal year ended April 30, 2021, representing an increase of $50.8 million, or 13%. The increase in revenue was due to an increase in service revenue of $89.0 million, partially offset by a decrease in product revenue of $38.2 million. The increase in service revenue was primarily due to an increase in MUAS service revenue, resulting from our acquisition of Arcturus in February 2021, and an increase in customer-funded R&D largely resulting from our acquisition of ISG. The decrease in product revenue was primarily due to decreases in SUAS and TMS product revenue, partially offset by increases in UGV and MUAS product revenue, resulting from our acquisitions of Telerob and Arcturus.

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

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2022 was $96.4 million, or 22% of revenue, as compared to SG&A expense of $67.5 million, or 17% of revenue, for the fiscal year ended April 30, 2021. The increase in SG&A expense was primarily due to an increase in headcount and related costs associated with our Arcturus, ISG and Telerob acquisitions and an increase in intangible amortization and acquisition related expenses. SG&A included $22.9 million and $11.0 million of intangible amortization expenses and acquisition-related expenses for the fiscal year ended April 30, 2022 and April 30, 2021, respectively.

Research and Development. R&D expense for the fiscal year ended April 30, 2022 was $54.7 million, or 12% of revenue, as compared to R&D expense of $53.8 million, or 14% of revenue, for the fiscal year ended April 30, 2021. R&D expense increased by $0.9 million, or 2%, for the fiscal year ended April 30, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our recently acquired businesses.

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2022 was $5.4 million, as compared to interest expense, net of $0.6 million for the fiscal year ended April 30, 2021. The increase in interest expense was primarily due to an increase in interest expense resulting from the term debt issued concurrent with the acquisition of Arcturus.

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

Liquidity and Capital Resources

On September 8, 2022 we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. As of April 30, 2023, we have sold 1,109,730 of our shares for total gross proceeds of $108.7 million and $105.4 million proceeds received, net of commission expense and $104.6 million net of equity issuance costs. We have $91.3 million aggregate offering price remaining available under the registration.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement (as amended February 4, 2022 and June 6, 2023, the “Credit Agreement”) for (i) a five-year $100 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200 million term A loan (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $5.0 million as of April 30, 2023. As of April 30, 2023, approximately $95.0 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 11—Debt to our financial statements for further details. In addition, Telerob has a line of credit of €5.5 million (approximately $6.1 million) available for issuing letters of credit of which €2.8 million (approximately $3.0 million) was outstanding as of April 30, 2023.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our acquisitions of Arcturus, ISG, Telerob and Planck. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, support our credit facility, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities and ATM shelf registration are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of the new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $14.2 million was remaining at April 30, 2023. The remaining contributions are anticipated to be paid over the next four fiscal years. During the fiscal year ended April 30, 2022, the Telerob Seller earned the second year earnout of €2,000,000 (approximately $2,203,000) which we expect to pay during the first half of our fiscal year ending April 30, 2024.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2023	2022	2021

	(In thousands)
Net cash provided by (used in) operating activities	$11,400	$(9,618)	$86,532
Net cash used in investing activities	$(7,003)	$(52,288)	$(378,771)
Net cash provided by (used in) financing activities	$50,834	$(16,607)	$194,160

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the fiscal year ended April 30, 2023 increased by $21.0 million to $11.4 million, compared to net cash used in operating activities of $9.6 million for the fiscal year ended April 30, 2022. This increase in net cash provided by operating activities was primarily due to an increase in non-cash expenses of $199.4 million, primarily due to a goodwill impairment of $156.0 million, an increase in depreciation and amortization, largely due to $34.1 million of accelerated MUAS intangible amortization expenses, losses from equity method investments, inventory reserve and stock based compensation, partially offset by a decrease in deferred income taxes and loss on disposal of property and equipment. The increase in non-cash expenses was partially offset by an increase in net loss of $172.0 million and an increase in the cash used as a result of changes in operating assets and liabilities largely resulting from increases in accounts receivable and inventory primarily due to year over year timing differences, partially offset by decreases in unbilled receivables and retentions and increases in accounts payable due to year over year timing differences.

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

Cash Used in Investing Activities. Net cash used in investing activities decreased by $45.3 million to $7.0 million for the fiscal year ended April 30, 2023, compared to net cash used in investing activities of $52.3 million for the fiscal year ended April 30, 2022. The decrease in net cash used in investing activities was primarily due to a decrease in business acquisitions, net of cash acquired of $41.0 million, a decrease in net purchases of available-for-sale investments of $12.8 million and a decrease in the acquisition of property and equipment of $7.4 million, partially offset by an increase in equity security investments of $5.1 million, and a decrease in the proceeds from the sale of ownership in equity method investment and from loan repayment of $6.5 million and $4.3 million, respectively. During the fiscal years ended April 30, 2023 and 2022, we used cash to purchase property and equipment totaling $14.9 million and $22.3 million, respectively.

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

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $67.4 million to $50.8 million for the fiscal year ended April 30, 2022, compared to net cash used in financing activities of $16.6 million for the fiscal year ended April 30, 2022. The increase in net cash provided by financing activities was primarily due to the proceeds from shares issued, net of issuance costs of $104.6 million in the fiscal year ended April 30, 2022 and a decrease in holdback and retention payments of $7.8 million, partially offset by an increase in the principal payments on the debt facility of $45.0 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2023:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$35,983	$8,933	$13,944	$7,211	$5,895
Purchase obligations(1)	183,709	183,709	—	—	—
Long-term debt obligations	135,000	7,500	127,500	—	—
Total	$354,692	$200,142	$141,444	$7,211	$5,895
(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2023.
(2)	Not included in the table above is additional capital contributions of $14.2 million committed under the terms of a limited partnership agreement.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to apply the guidance in ASC 606, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. On May 1, 2022, we early adopted ASU 2021-08. ASU 2021-08 was adopted prospectively and did not have a material impact on our consolidated financial statements.

New Accounting Standards

No recently issued accounting standards are expected to impact the Company.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Facilities as amended February 4, 2022 and June 6, 2023. As of April 30, 2023, the current outstanding balance of the Credit Facilities is $135 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase. An increase or decrease in the variable interest rate of 100 basis points would result in an increase or decrease to our interest expense for the fiscal year ending April 30, 2024 of approximately $1.3 million.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the "Company") as of April 30, 2023 and 2022, the related consolidated statements of (loss) income, comprehensive (loss) income, stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2023, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 27, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Goodwill— Refer to Note 1 and Note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value by weighting the results from the income approach and the market approach. The income approach incorporates the use of cash flow projections and a discount rate that are developed using market participant-based assumptions. The cash-flow projections are based on seven-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in its reporting units. The market approach utilizes the guideline public company and guideline transaction methods. Subsequent to the performance of the Company’s annual goodwill impairment test, in May 2023, a trigger event was identified that indicated that the carrying value of the medium unmanned aircraft systems (MUAS) reporting unit exceeded its fair value. As a result, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit.

We identified goodwill for MUAS as a critical audit matter because of the significant judgments made by management to estimate the fair value of MUAS and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to future revenue projections.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue projections used to estimate the fair value of the MUAS reporting unit included the following, among others:

●	We tested the effectiveness of management’s controls over their goodwill impairment evaluation, including those over the determination of the fair value of the MUAS reporting unit, such as controls related to management’s review of forecasts of future revenues.

●	We inquired of appropriate individuals, both within and outside of finance, regarding the revenue projections.

●	We assessed the reasonableness of management’s forecasts of future revenues by comparing the projections to historical results, certain peer companies, third-party industry forecasts, contractual agreements and internal communications to management and the Company’s Board of Directors.

●	With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.

●	We evaluated management’s ability to estimate future revenues by comparing actual revenues to management’s historical forecasts.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 27, 2023

We have served as the Company’s auditor since fiscal 2020.

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$132,859	$77,231
Short-term investments	—	24,716
Accounts receivable, net of allowance for doubtful accounts of $156 at April 30, 2023 and $592 at April 30, 2022	87,633	60,170
Unbilled receivables and retentions (inclusive of related party unbilled receivables of $2,229 at April 30, 2022)	105,653	104,194
Inventories, net	138,814	90,629
Income taxes receivable	—	442
Prepaid expenses and other current assets	12,043	11,527
Total current assets	477,002	368,909
Long-term investments	23,613	15,433
Property and equipment, net	39,795	62,296
Operating lease right-of-use assets	27,363	26,769
Deferred income taxes	27,206	7,290
Intangibles, net	43,577	97,224
Goodwill	180,801	334,347
Other assets	5,220	1,932
Total assets	$824,577	$914,200
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$31,355	$19,244
Wages and related accruals	35,637	25,398
Customer advances	16,645	8,968
Current portion of long-term debt	7,500	10,000
Current operating lease liabilities	8,229	6,819
Income taxes payable	2,342	759
Other current liabilities	19,626	30,203
Total current liabilities	121,334	101,391
Long-term debt, net of current portion	125,904	177,840
Non-current operating lease liabilities	21,189	21,915
Other non-current liabilities	746	768
Liability for uncertain tax positions	2,705	1,450
Deferred income taxes	1,729	2,626
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2023 and April 30, 2022	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—26,216,897 shares at April 30, 2023 and 24,951,287 shares at April 30, 2022	4	2
Additional paid-in capital	384,397	267,248
Accumulated other comprehensive loss	(4,452)	(6,514)
Retained earnings	171,021	347,233
Total AeroVironment, Inc. stockholders’ equity	550,970	607,969
Noncontrolling interest	—	241
Total equity	550,970	608,210
Total liabilities and stockholders’ equity	$824,577	$914,200

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF (LOSS) INCOME

(In thousands except share and per share data)

	Year Ended April 30,
	2023	2022	2021
Revenue:
Product sales	$353,062	$240,683	$278,888
Contract services (inclusive of related party revenue of $43,325 and $42,426 for the years ended April 30, 2022 and 2021, respectively)	187,474	205,049	116,024
	540,536	445,732	394,912
Cost of sales:
Product sales	203,419	140,596	149,714
Contract services	163,603	163,900	80,640
	367,022	304,496	230,354
Gross margin:
Product sales	149,643	100,087	129,174
Contract services	23,871	41,149	35,384
	173,514	141,236	164,558
Selling, general and administrative	131,905	96,434	67,481
Research and development	64,255	54,689	53,764
Impairment of goodwill	156,017	—	—
(Loss) income from operations	(178,663)	(9,887)	43,313
Other (loss) income:
Interest expense, net	(9,368)	(5,440)	(618)
Other expense, net	(346)	(10,313)	(8,330)
Sale of ownership in HAPSMobile Inc. joint venture	—	6,497	—
(Loss) income before income taxes	(188,377)	(19,143)	34,365
(Benefit from) provision for income taxes	(14,663)	(10,369)	539
Equity method investment (loss) income, net of tax	(2,453)	4,589	(10,481)
Net (loss) income	(176,167)	(4,185)	23,345
Net income attributable to noncontrolling interest	(45)	(3)	(14)
Net (loss) income attributable to AeroVironment, Inc.	$(176,212)	$(4,188)	$23,331
Net (loss) income per share attributable to AeroVironment, Inc.
Basic	$(7.04)	$(0.17)	$0.97
Diluted	(7.04)	(0.17)	0.96
Weighted-average shares outstanding:
Basic	25,044,881	24,685,534	24,049,851
Diluted	25,044,881	24,685,534	24,362,656

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME

(In thousands)

	Year Ended April 30,
	2023	2022	2021
Net (loss) income	$(176,167)	$(4,185)	$23,345
Other comprehensive income (loss):
Unrealized gain (loss) on investments, net of deferred tax expense of $0, $8, and $1 for the fiscal years ended 2023, 2022 and 2021, respectively	53	(43)	(60)
Change in foreign currency translation adjustments	2,009	(6,814)	75
Total comprehensive (loss) income	(174,105)	(11,042)	23,360
Net income attributable to noncontrolling interest	(45)	(3)	(14)
Comprehensive (loss) income attributable to AeroVironment, Inc.	$(174,150)	$(11,045)	$23,346

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2020	24,063,639	2	181,481	328,090	328	509,901	—	509,901
Net income	—	—	—	23,331	—	23,331	14	23,345
Unrealized loss on investments	—	—	—	—	(60)	(60)	—	(60)
Foreign currency translation	—	—	—	—	75	75	—	75
Stock options exercised	53,500	—	1,522	—	—	1,522	—	1,522
Restricted stock awards	117,468	—	—	—	—	—	—	—
Restricted stock awards forfeited	(5,509)	—	—	—	—	—	—	—
Business acquisition	573,794	—	72,384	—	—	72,384		72,384
Tax withholding payment related to net share settlement of equity awards	(25,597)	—	(1,992)	—	—	(1,992)	—	(1,992)
Stock-based compensation	—	—	6,932	—	—	6,932	—	6,932
Balance at April 30, 2021	24,777,295	2	260,327	351,421	343	612,093	14	612,107
Net (loss) income	—	—	—	(4,188)	—	(4,188)	3	(4,185)
Unrealized loss on investments	—	—	—	—	(43)	(43)	—	(43)
Foreign currency translation	—	—	—	—	(6,814)	(6,814)	—	(6,814)
Stock options exercised	114,362	—	2,776	—	—	2,776	—	2,776
Restricted stock awards	104,402	—	—	—	—	—	—	—
Restricted stock awards forfeited	(32,120)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,652)	—	(1,245)	—	—	(1,245)	—	(1,245)
Change in non-controlling interest	—	—	—	—	—		224	224
Stock based compensation	—	—	5,390	—	—	5,390	—	5,390
Balance at April 30, 2022	24,951,287	2	267,248	347,233	(6,514)	607,969	241	608,210
Net (loss) income	—	—	—	(176,212)	—	(176,212)	45	(176,167)
Unrealized gain on investments	—	—	—	—	53	53	—	53
Foreign currency translation	—	—	—	—	2,009	2,009	—	2,009
Stock options exercised	100,000	—	2,278	—	—	2,278	—	2,278
Restricted stock awards	80,168	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,476)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,812)	—	(1,065)	—	—	(1,065)	—	(1,065)
Shares issued, net of issuance costs	1,109,730	2	105,171	—	—	105,173	—	105,173
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	10,765	—	—	10,765	—	10,765
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970	$—	$550,970

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2023	2022	2021

Operating activities
Net (loss) income	$(176,167)	$(4,185)	$23,345
Adjustments to reconcile net (loss) income from operations to cash provided by (used in) operating activities:
Depreciation and amortization	99,999	60,825	19,262
Impairment of goodwill	156,017	—	—
Loss (income) from equity method investments	2,453	(5,889)	10,481
Loss on deconsolidation of previously controlled subsidiary	189	—	—
Amortization of debt issuance costs	845	789	145
Realized gain from sale of available-for-sale investments	—	—	(11)
Provision for doubtful accounts	99	(6)	(114)
Reserve for inventory excess and obsolescence	8,136	2,271	1,178
Other non-cash expense (income), net	1,995	649	(449)
Non-cash lease expense	8,048	6,814	5,150
Loss on foreign currency transactions	119	233	1
Unrealized loss on available-for-sale equity securities, net	132	—	—
Deferred income taxes	(18,661)	(7,282)	(1,694)
Stock-based compensation	10,765	5,390	6,932
Loss on disposal of property and equipment	1,497	8,277	123
Amortization of debt securities discount	125	242	309
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(27,423)	3,084	17,177
Unbilled receivables and retentions	(1,446)	(31,883)	8,381
Inventories	(61,846)	(29,431)	(6,357)
Income taxes receivable	442	(442)	—
Prepaid expenses and other assets	(3,821)	(4,534)	(6,104)
Accounts payable	12,538	(7,044)	2,565
Other liabilities	(2,635)	(7,496)	6,212
Net cash provided by (used in) operating activities	11,400	(9,618)	86,532
Investing activities
Acquisition of property and equipment	(14,868)	(22,289)	(11,263)
Equity method investments	(5,778)	(6,884)	(2,675)
Equity security investments	(5,100)	—	—
Business acquisitions, net of cash acquired	(5,105)	(46,150)	(385,614)
Proceeds from sale of ownership in equity method investment	—	6,497	—
Proceeds from loan repayment	—	4,345	—
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	(635)	—	—
Redemptions of available-for-sale investments	26,059	35,851	146,425
Purchases of available-for-sale investments	(1,326)	(23,882)	(125,644)
Other	(250)	224	—
Net cash used in investing activities	(7,003)	(52,288)	(378,771)
Financing activities
Principal payments of term loan	(55,000)	(10,000)	—
Holdback and retention payments for business acquisition	—	(7,814)	(1,492)
Proceeds from shares issued, net of issuance costs	104,649	—	—
Tax withholding payment related to net settlement of equity awards	(1,065)	(1,245)	(1,992)
Exercise of stock options	2,278	2,776	1,522
Payment of debt issuance costs	—	(293)	(3,878)
Proceeds from long-term debt	—	—	200,000
Other	(28)	(31)	—
Net cash provided by (used in) financing activities	50,834	(16,607)	194,160
Effects of currency translation on cash and cash equivalents	397	(1,319)	—
Net increase (decrease) in cash, cash equivalents, and restricted cash	55,628	(79,832)	(98,079)
Cash, cash equivalents and restricted cash at beginning of period	77,231	157,063	255,142
Cash, cash equivalents and restricted cash at end of period	$132,859	$77,231	$157,063
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$2,911	$1,879	$2,405
Interest	$10,229	$5,025	$—
Non-cash activities
Unrealized (gain) loss on investments, net of deferred tax expense of $0, $8, and $1 for the fiscal years ended 2023, 2022 and 2021, respectively	$53	$(43)	$(60)
Issuance of common stock for business acquisition	$—	$—	$72,384
Change in foreign currency translation adjustments	$2,009	$(6,814)	$75
Issuances of inventory to property and equipment, ISR in-service assets	$6,306	$17,481	$769
Acquisitions of property and equipment included in accounts payable	$721	$1,117	$756

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries Arcturus UAV, Inc. (“Arcturus”), and Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”) (collectively referred to herein as the “Company”).

On February 19, 2021, the Company closed its acquisition of Arcturus, a California corporation pursuant to the Stock Purchase Agreement (the “Arcturus Purchase Agreement”) with Arcturus and each of the shareholders and other equity interest holders of Arcturus (collectively, the “Arcturus Sellers”), to purchase 100% of the issued and outstanding equity of Arcturus (the “Arcturus Acquisition”). The assets, liabilities and operating results of Arcturus have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

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

On May 3, 2021, the Company closed its acquisition of Telerob pursuant to the Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Seller (collectively, the “Telerob Shareholders”), to purchase 100% of the issued and outstanding shares of Telerob Seller’s wholly-owned subsidiary Telerob GmbH (the “Telerob Acquisition”). The assets, liabilities and operating results of Telerob GmbH have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

On August 17, 2022, the Company purchased certain assets of, and assumed certain liabilities of Planck Aerosystems, Inc. (“Planck”) pursuant to the purchase agreement, and post-acquisition, Planck has been incorporated into the medium UAS (“MUAS”) segment. The assets, liabilities and operating results of Planck have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

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

In December of 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). In March 2022, the Company sold its 7% share of HAPSMobile to SoftBank. Following the sale, SoftBank owns 100% of HAPSMobile. Prior to the sale, as the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment was accounted as an equity method investment. The Company had presented its proportion of HAPSMobile’s net loss in equity method investment (loss) income, net of tax in the consolidated statements of (loss) income. The carrying value of the investment in HAPSMobile was recorded in other assets. Refer to Note 8—Investments in Companies Accounted for Using the Equity Method for further details.

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. In March 2022, the Company entered into a second related limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. Refer to Note 8—Investments in Companies Accounted for Using the Equity Method for further details.

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), to Toygun. On October 14, 2022, the Company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the share sales, the Company decreased its interest in Altoy from 85% to 15% and has determined that it no longer controls Altoy. Therefore, the Company no longer consolidates Altoy in the Company’s consolidated financial statements. As the Company has the ability to exercise significant influence over the operating and financial policies of Altoy, the Company accounts for the investment as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investments (loss) income, net of tax. Refer to Note 8— Investments in Companies Accounted for Using the Equity Method for further details.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of research and development (“R&D”). Accordingly, the Company identifies three reportable segments.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s reserves for inventory excess and obsolescence have been reclassified from changes in inventories to non-cash adjustments within operating activities on the consolidated statements of cash flows for all periods presented.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds, certificates of deposit of major financial institutions and U.S. Treasury bills.

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. Pursuant to the terms of the Arcturus Purchase Agreement, the Company maintained escrow accounts to address final purchase price adjustments post-Arcturus Closing and to address Arcturus UAV’s and/or the Sellers’ indemnification obligations. The restricted funds in the escrow account were recorded in other assets on the consolidated balance sheets. During the fiscal year ended April 30, 2022, the restricted cash was released, and the Company had no restricted cash as of April 30, 2023 or 2022, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated corporate bonds, and accounts receivable. The Company currently invests in equity securities and limited partnership funds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 68%, 66% and 69% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2023, 2022 and 2021, respectively. These agencies accounted for 42% and 65% of the accounts receivable balances at April 30, 2023 and 2022, respectively. One such agency, the U.S. Army, accounted for 6%, 21% and 34% of the Company’s consolidated revenue for the years ended April 30, 2023, 2022 and 2021, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2023 and 2022, the retention balances were $615,000 and $736,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience, age of receivable and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of expected credit losses over the life of the receivable; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative (“SG&A”) in the period incurred with the exception of in-service ISR assets which is included in cost of sales in the period incurred. Following the closure of all of the Company’s contractor-owned, contractor-operated (“COCO”) site locations, in-service intelligence, surveillance and reconnaissance (“ISR”) assets determined to have an alternate business use were reclassified to machinery and equipment as of April 30, 2023.

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

The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset's useful life and the impact of an event or circumstance on either an asset's useful life or carrying value involve significant judgment. Due to the closure of all the Company’s MUAS COCO sites, the Company revised the estimated useful life for the MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34,149,000 during the fiscal year ended April 30, 2023.

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

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the impairment test, the Company first assesses qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, the Company may bypass the qualitative assessment for some or all of its reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test, the Company estimates the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the Company’s industry and require the Company to make certain assumptions and estimates regarding industry economic factors and the future profitability of its business.

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

Subsequent to the performance of the Company’s annual goodwill impairment test, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, the Company received notification that it was not down selected for a US DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates resulted in the recognition of a goodwill impairment charge of $156,017,000 in the MUAS reporting unit. The Company determined that it was more likely than not that the fair value of the Company’s other reporting units were more than their carrying values as of the annual goodwill impairment test date.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

Accrued Sales Commissions

As of April 30, 2023 and 2022, the Company accrued sales commissions in other current liabilities of $3,011,000 and $3,219,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2023 and 2022, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,383,000 and $1,653,000, respectively.

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

The Company’s performance obligations are satisfied over time, which accounted for 51%, 57% and 43% of revenue during its fiscal years ended April 30, 2023, 2022 and 2021, respectively, or at a point in time, 49%, 43% and 57% during its fiscal year ended April 30, 2023, 2022 and 2021, respectively. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for TMS product deliveries, customization of UGV transport vehicles and customer-funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including ISR services, is recognized over time as services are rendered. The Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s SUAS, MUAS and UGV product sales revenue is composed of revenue recognized on contracts for the delivery of SUAS, MUAS and UGV systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On April 30, 2023, the Company had approximately $424,108,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 92% of the remaining performance obligations as revenue in fiscal 2024 and an additional 8% in fiscal 2025.

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

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates including definitization of contracts, are recorded using a cumulative catch-up adjustment in the period identified. In the period undefinitized contract actions become definitized, a cumulative catch-up adjustment is recorded to reflect the final consideration, which could have a material positive or negative impact.

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of April 30, 2023 and April 30, 2022 was $1,878,000 and $1,064,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s consolidated financial statements for the fiscal years ended April 30, 2023, 2022 or 2021.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the years ended April 30, 2023, 2022 or 2021. During the years ended April 30, 2023, 2022 and 2021, the Company revised its estimates of the total expected costs to complete a TMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,898,000, $1,124,000 and $1,041,000, respectively.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,

Revenue by segment	2023	2022	2021
SUAS	$233,908	$178,201	$235,854
TMS	120,624	76,415	87,268
MUAS	70,327	93,156	15,837
All Other	115,677	97,960	55,953
Total revenue	$540,536	$445,732	$394,912

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by contract type	2023	2022	2021
FFP	$430,547	$346,092	$307,413
CPFF	104,444	93,428	86,719
T&M	5,545	6,212	780
Total revenue	$540,536	$445,732	$394,912

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

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by customer category	2023	2022	2021
U.S. government	$366,895	$294,941	$271,273
Non-U.S. government	173,641	150,791	123,639
Total revenue	$540,536	$445,732	$394,912

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by geographic location	2023	2022	2021
Domestic	$251,428	$262,258	$241,898
International	289,108	183,474	153,014
Total revenue	$540,536	$445,732	$394,912

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheets. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2023 or 2022 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2023, 2022, and 2021 that was included in contract liability balances at the beginning of each year were $3,413,000, $3,144,000 and $5,468,000, respectively.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of April 30, 2023 and 2022, the Company had no costs to fulfill future performance obligations on contracts considered to be probable of occurrence.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2023, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Research and Development

Internally funded R&D costs sponsored by the Company relate to both U.S. government products and services and those for commercial and foreign customers. Internally funded R&D costs for the Company are recoverable and allocable under government contracts in accordance with U.S. government procurement regulations.

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded R&D was approximately $97,880,000, $84,247,000 and $74,218,000 for the years ended April 30, 2023, 2022 and 2021, respectively. The related cost of sales for customer-funded R&D totaled approximately $70,711,000, $59,054,000 and $51,395,000 for the years ended April 30, 2023, 2022 and 2021, respectively.

In January 2017, the Company executed a cost sharing Other Transaction Agreement type contract funded by the US Federal Government to perform certain system design, development and functional testing activities specific to a new prototype UAS on a best-efforts basis. The term of the agreement was completed as of December 2020. Costs of $21,833,000 have been reimbursed to the Company as the activities were performed, while the Company was responsible for funding a minimum of $11,225,000. The Company has determined that the contract meets the criteria of ASC 912-730-05 Contractors – Federal Government and, therefore, all reimbursements are recorded as an offset to research and development expense in the consolidated statements of (loss) income. Reimbursements under the contract were $3,424,000 for the fiscal year ended April 30, 2021.

Lease Accounting

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $494,000, $451,000 and $675,000 for the years ended April 30, 2023, 2022 and 2021, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2023, 2022 and 2021, foreign currency transaction losses that are included in other (expense) income, net in the accompanying consolidated statements of (loss) income were $119,000, $242,000, and $1,000, respectively.

(Loss) Earnings Per Share

Basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted (loss) earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2023	2022	2021

Net (loss) income attributable to AeroVironment, Inc.	$(176,212,000)	$(4,188,000)	$23,331,000
Denominator for basic earnings per share:
Weighted average common shares	25,044,881	24,685,534	24,049,851
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	—	312,805
Denominator for diluted earnings per share	25,044,881	24,685,534	24,362,656

During the years ended April 30, 2023, 2022 and 2021, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the fiscal years ended April 30, 2023 and 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 146,000, 224,000 and 3,000 for the years ended April 30, 2023, 2022 and 2021, respectively.

Recently Adopted Accounting Standards

In October 2021, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) 2021-08, Business Combinations (Topic 805): Accounting for Contract Assets and Contract Liabilities from Contracts with Customers (“ASU 2021-08”). ASU 2021-08 requires an acquirer to apply the guidance in ASC 606, to recognize and measure contract assets and contract liabilities in a business combination, rather than using fair value. On May 1, 2022, the Company early adopted ASU 2021-08. ASU 2021-08 was adopted prospectively and did not have a material impact on the Company’s consolidated financial statements.

Recently Issued Accounting Standards

No recently issued accounting standards are expected to have a material impact on the Company.

2.           Investments

Investments consist of the following:

	April 30,
	2023	2022

	(In thousands)
Short-term investments:
Available-for-sale securities:
Municipal securities	—	19,725
U.S. government securities	—	4,991
Total short-term investments	$—	$24,716
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	4,969	—
Total long-term available-for-sale securities investments	4,969	—
Equity method investments
Investments in limited partnership funds	18,644	15,433
Total equity method investments	18,644	15,433
Total long-term investments	$23,613	$15,433

Available-For-Sale Securities

As of April 30, 2022, the balance of available-for-sale debt securities consisted of state and local government municipal securities, U.S. government securities and U.S. government agency securities. Interest earned from these investments is recorded in interest expense, net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest expense, net. As of April 30, 2023, the Company held no available-for-sale debt securities.

The following table is a summary of the activity related to the available-for-sale debt securities recorded in short-term investments as of April 30, 2022, respectively (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Municipal securities	$19,756	$—	$(31)	$19,725
U.S. government securities	4,995	—	(4)	4,991
Total available-for-sale equity securities	$24,751	$—	$(35)	$24,716

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized losses from changes in the fair value recognized in other expense, net.

Year Ended
April 30,
2023
Net loss recognized during the period on equity securities	$(132)
Less: Net loss recognized during the period on equity securities sold during the period	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$(132)

3.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,714	$—	$—	$4,714
Warrants	—	255	—	255
Total	$4,714	$255	$—	$4,969

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$2,109	$2,109
Total	$—	$—	$2,109	$2,109

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$24,716	$—	$24,716
Contingently returnable consideration	—	—	143	143
Total	$—	$24,716	$143	$24,859

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2022, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$1,084	$1,084
Total	$—	$—	$1,084	$1,084

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

	Fair Value	Fair Value
	Measurements Using	Measurements Using
	Significant	Significant
	Unobservable Inputs	Unobservable Inputs
	Assets	Liabilities
Description	(Level 3)	(Level 3)
Balance at May 1, 2022	$143	$1,084
Business acquisition	—	—
Transfers to Level 3	—	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	(143)	1,025
Settlements	—	—
Balance at April 30, 2023	$—	$2,109
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at April 30, 2023	$—	$—

Pursuant to the ISG Purchase Agreement, the sellers could receive up to a maximum of $6,000,000 in additional cash consideration (“contingent consideration”), if certain revenue targets were achieved during the three years following closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the ISG Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue targets required for payment of the contingent consideration will be achieved. During the fiscal year ended April 30, 2022, the targets for the first and second year were achieved, and during the fiscal year ended April 30, 2023, the target for the third year was achieved. The consideration was held and released from an escrow account not controlled by the Company and, therefore, not recorded on the consolidated balance sheets. The related consideration of $2,000,000 for the first year target was released from the escrow account during the fiscal year ended April 30, 2022. The related consideration of $2,000,000 for both the second and third year targets were released from the escrow account during the fiscal year ended April 30, 2023.

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $6,609,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The first year earnout of €2,000,000 was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000

(approximately $2,203,000) was achieved. The fair value of the contingent consideration is recorded in other current liabilities on the consolidated balance sheets. Refer to Note 21—Business Acquisitions.

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

On September 9, 2022, the Company acquired 10,000 shares of Nauticus Robotics, Inc. for $100,000.

4.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2023	2022

	(In thousands)
Raw materials	$67,775	$42,310
Work in process	43,276	28,034
Finished goods	42,968	32,619
Inventories, gross	154,019	102,963
Reserve for inventory excess and obsolescence	(15,205)	(12,334)
Inventories, net	$138,814	$90,629

For the fiscal years ended April 30, 2023, 2022 and 2021, the Company recorded inventory reserve charges of $8,136,000, $2,271,000 and $1,178,000, respectively.

5.           Intangibles, net

The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2023	2022
Technology	$60,817	$56,913
Licenses	1,008	1,008
Customer relationships	72,645	72,448
Backlog	2,895	2,100
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	150	144
Intangibles, gross	138,453	133,551
Less accumulated amortization	(94,876)	(36,327)
Intangibles, net	$43,577	$97,224

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. The weighted average amortization period at April 30, 2023 and 2022 was four years, respectively. Amortization expense for the years ended April 30, 2023, 2022 and 2021 was $58,121,000, $26,558,000 and $6,469,000, respectively. Due to the closure of all of the Company’s MUAS COCO sites during the three months ended April 30, 2023, we revised the estimated useful life for MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34,149,000 during the fiscal year ended April 30, 2023.

Technology and backlog intangible assets were recognized in conjunction with the Company’s acquisition of Planck on August 17, 2022. Technology, backlog and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Telerob on May 3, 2021. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Arcturus on February 19, 2021. Technology and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of ISG on February 23, 2021. Refer to Note 21—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2024	$11,821
2025	9,494
2026	6,857
2027	5,786
2028	5,175
$39,133

6.           Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	SUAS	TMS	MUAS	All other	Total
Balance at April 30, 2022	$6,340	$—	$290,157	$37,850	$334,347
Additions to goodwill	—	—	1,633	838	2,471
Impairment of goodwill	—	—	(156,017)	—	(156,017)
Balance at April 30, 2023	$6,340	$—	$135,773	$38,688	$180,801

	SUAS	TMS	MUAS	All other	Total
Balance at April 30, 2021	$6,340	$—	$288,611	$19,254	$314,205
Additions to goodwill	—	—	1,546	18,596	20,142
Balance at April 30, 2022	$6,340	$—	$290,157	$37,850	$334,347

The addition during the fiscal year ended April 30, 2023 to the MUAS segment relates to the Planck Acquisition. The addition during the fiscal year ended April 30, 2023 to All other goodwill is attributable to the translation of the goodwill related to the Telerob Acquisition, which was recorded in Euros and translated to dollars at each reporting date. The addition during the fiscal year ended April 30, 2022 to the MUAS segment relates to measurement period adjustments for pre-acquisition tax returns. The addition to All other goodwill during the fiscal year ended April 30, 2022 is attributable to the Telerob Acquisition. Refer to Note 21—Business Acquisitions for further details.

Subsequent to the performance of the Company’s annual goodwill impairment test, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, the Company received notification that it was not down selected for a US DOD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates resulted in the recognition of a goodwill impairment charge of $156,017,000 in the MUAS reporting unit.

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2023	2022

	(In thousands)
In-service ISR assets	$—	$48,496
Leasehold improvements	22,541	20,842
Machinery and equipment	124,845	64,759
Furniture and fixtures	4,756	4,239
Computer equipment and software	44,689	41,476
Construction in process	5,962	4,618
Property and equipment, gross	202,793	184,430
Less accumulated depreciation and amortization	(162,998)	(122,134)
Property and equipment, net	$39,795	$62,296

Depreciation expense for the years ended April 30, 2023, 2022 and 2021 was $41,803,000, $30,493,000 and $12,793,000, respectively. During the fiscal year ended April 30, 2023, the Company recorded accelerated the depreciation of $16,597,000 related to in-service ISR assets associated with the closure of all of the Company’s MUAS COCO sites. The Company reclassified certain in-service ISR assets determined to have an alternate business use to machinery and equipment. At April 30, 2023, the reclassified assets had a carrying value of $4,586,000. During the fiscal years ended April 30, 2023, 2022 and 2021, the Company recorded losses on the disposal of in-service ISR assets which included the write-off of $192,000, $1,378,000 and $298,000 of non-cash purchase accounting fair value adjustments, respectively.

8.           Investments in Companies Accounted for Using the Equity Method

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2023, the Company made total contributions of $5,778,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $14,222,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the fiscal years ended April 30, 2023, 2022 and 2021, the Company recorded its ownership percentage of the net gain (loss) of the limited partnership, or $(2,453,000), $5,889,000 and $49,000, respectively, in equity method investment (loss) income, net of deferred taxes of $0, $1,300,000 and $11, respectively, in the consolidated statements of (loss) income. At April 30, 2023 and 2022, the carrying value of the investment in the limited partnership of $18,644,000 and $15,433,000, respectively, was recorded in available-for-sale long-term investments.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s consolidated financial statements, which resulted in a loss of $189,000 during the fiscal year ended April 30, 2023. The

Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment (loss) income, net of tax. For the fiscal year ended April 30, 2023, the Company’s proportion of the net income of Altoy for the Company’s ownership was not significant. At April 30, 2023, the carrying value of the investment in Altoy of $114,000 was recorded in other assets on the consolidated balance sheets.

Investment in HAPSMobile Inc.

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

Prior to the sale of the equity interest, the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile pursuant to the applicable joint venture agreement and related organizational documents, and therefore, the Company’s investment was accounted for as an equity method investment. For the fiscal years ended April 30, 2022 and 2021, the Company recorded its proportionate net loss of HAPSMobile, or $0 and $10,530,000, respectively, in equity method investment (loss) income, net of tax in the consolidated statements of (loss) income. During the fiscal year ended April 30, 2021, the Company recorded its proportion of a loss for HAPSMobile’s impairment of its investment in Loon LLC in the amount of $8,363,000. HAPSMobile initially made its investment in Loon LLC in April 2019. The impairment recorded by HAPSMobile is included in realized and unrealized losses on investments in the summarized financial information shown below.

Summarized financial information of the equity method investments, including HAPSMobile for the period of fiscal year 2022 prior to the sale of equity interest, are as follows:

		April 30,
		2023	2022

		(In thousands)
Current assets		$1,908	$3,243
Noncurrent assets		132,198	140,178
Current liabilities		$1,691	$683

	Year Ended April 30,
	2023	2022	2021

	(In thousands)
Revenues	$3,788	$187	$159
Gross margin	1,607	(13,113)	(1,241)
Realized and unrealized (losses) gains on investments	(23,967)	63,314	(131,971)
Net (loss) income	$(22,585)	$40,349	$(190,454)

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2023	2022

	(In thousands)
Beginning balance	$2,190	$2,341
Balance acquired from acquisition	—	256
Warranty expense	3,052	1,089
Warranty costs settled	(1,600)	(1,496)
Ending balance	$3,642	$2,190

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $6,994,000, $6,842,000 and $5,764,000 in contributions to the plan for the years ended April 30, 2023, 2022 and 2021, respectively.

11.Debt

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

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200 million term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPMorgan Chase Bank were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

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

On February 4, 2022, the Company entered into a First Amendment to Credit Agreement and Waiver relating to its existing Credit Agreement (the “First Amendment to Credit Agreement”). The First Amendment to Credit Agreement waives any event of default that may have occurred as a result of the potential failure by the Company to comply with the consolidated leverage ratio covenant set forth in the Credit Agreement for the fiscal quarter ended January 29, 2022. In addition, the parties amended the maximum permitted Consolidated Leverage Ratio, such that such ratio may not exceed 4.00 to 1.00 for the Company’s fiscal quarters ended January 29, 2022 and April 30, 2022; 3.50 to 1.00 for any of the Company’s fiscal quarters ending during the period from May 1, 2022 to October 31, 2022; and 3.00 to 1.00 for any fiscal quarter ending thereafter. On June 6, 2023, the Company entered into a Second Amendment to Credit Agreement relating to its existing credit Agreement which increased the sublimit from $10 million to $25 million.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of April 30, 2023, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	April 30,	April 30,
	2023	2022
	(In thousands)	(In thousands)
Term loan	$135,000	$190,000
Revolving credit facility	—	—
Total debt	135,000	190,000
Less current portion	7,500	10,000
Total long-term debt, less current portion	127,500	180,000
Less unamortized debt issuance costs - term loans	1,596	2,160
Total long-term debt, net of unamortized debt issuance costs - term loans	$125,904	$177,840
Unamortized debt issuance costs - revolving credit facility	$795	$1,076
Current period interest rate	7.1%	2.6%

Future long-term debt principal payments at April 30, 2023 were as follows:

(In thousands)
2024	$7,500
2025	10,000
2026	117,500
2027	—
2028	—
$135,000

12.          Leases

The components of lease costs recorded in cost of sales and SG&A expense were as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2023	2022
Operating lease cost	$8,048	$6,814
Short term lease cost	862	840
Variable lease cost	1,820	653
Sublease income	—	(176)
Total lease costs, net	$10,730	$8,131

Supplemental lease information was as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2023	2022
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$7,690	$6,925
Right-of-use assets obtained in exchange for new lease liabilities	$7,463	$10,238

Weighted average remaining lease term	53 months	62 months
Weighted average discount rate	4.3%	3.4%

Maturities of operating lease liabilities as of April 30, 2023 were as follows (in thousands):

2024	$8,933
2025	8,628
2026	5,316
2027	4,565
2028	2,646
Thereafter	5,895
Total lease payments	35,983
Less: imputed interest	(6,565)
Total present value of operating lease liabilities	$29,418

13.          Stock-Based Compensation

For the years ended April 30, 2023, 2022 and 2021, the Company recorded stock-based compensation expense of approximately $10,765,000, $5,390,000 and $6,932,000, respectively.

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

Information related to the stock option plans at April 30, 2023, 2022 and 2021, and for the years then ended is as follows:

	Restated 2006 Plan		1992 Plan
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Shares	Price	Shares	Price
Outstanding at April 30, 2020	334,026	25.19	1,113	0.59
Options granted	—	—	—	—
Options exercised	(53,500)	28.45	(1,113)	0.59
Options canceled	—	—	—	—
Outstanding at April 30, 2021	280,526	24.57	—	—
Options granted	—	—	—	—
Options exercised	(114,362)	24.28	—	—
Options canceled	—	—	—	—
Outstanding at April 30, 2022	166,164	24.78	—	—
Options granted	—	—	—	—
Options exercised	(100,000)	22.77	—	—
Options canceled	—	—	—	—
Outstanding at April 30, 2023	66,164	27.82	—	—
Options exercisable at April 30, 2023	66,164	$27.82	—	$—

The total intrinsic value of all options exercised during the years ended April 30, 2023, 2022 and 2021 was approximately $7,369,000, $4,785,000, and $4,828,000, respectively. The intrinsic value of all options outstanding and exercisable at April 30, 2023 and 2022 was $4,822,000 and $9,229,000, respectively. The Company had zero non-vested stock options as of April 30, 2023 and the year then ended.

As of April 30, 2023, there was approximately $8,667,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 1.9 years.

No options were granted during the fiscal years ended April 30, 2023, 2022 and 2021. The total fair value of shares vesting during the years ended April 30, 2023, 2022 and 2021 was $6,264,000, $5,901,000 and $5,312,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2023, 2022 and 2021 were approximately $2,278,000, $2,776,000 and $1,522,000, respectively. The tax benefit realized from stock-based compensation was $3,387,000 during the years ended April 30, 2023, and $0 during the years ended April 30, 2022 and 2021, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2023:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2023	Years	Price	2023	Price
$26.70	-	28.99	50,000	2.15	$26.70	50,000	$26.70
29.00	-	31.27	16,164	1.26	31.27	16,164	31.27
$26.70	-	31.27	66,164	1.93	$27.82	66,164	$27.82

The remaining weighted average contractual life of exercisable options at April 30, 2023 was 1.9 years.

Information related to the Company’s restricted stock awards at April 30, 2023 and for the year then ended is as follows:

	2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2022	45,076	$75.71	112,845	$89.80
Stock granted	78,819	78.41	—	—
Stock vested	(23,728)	43.51	(61,857)	82.44
Stock canceled	(4,568)	76.52	(6,908)	93.13
Unvested stock at April 30, 2023	95,599	$85.90	44,080	$99.62

Information related to the Company’s restricted stock units at April 30, 2023 and for the year then ended is as follows:

	Restated 2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2022	—	$—	4,395	$97.96
Stock granted	814	85.91	—	—
Stock vested	—	—	(1,349)	97.96
Stock canceled	—	—	(358)	97.96
Unvested stock at April 30, 2023	814	$85.91	2,688	$97.69

14.          Long-Term Incentive Awards

During the three months ended July 30, 2022, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-

GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal year ended April 30, 2023, the Company recorded $2,690,000 of compensation expense related to the Fiscal 2023 LTIP PRSUs. At April 30, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP PRSUs is $12,342,000.

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal years ended April 30, 2023 and 2022, the Company recorded $846,000 and $752,000 of compensation expense related to the Fiscal 2022 LTIP PRSUs, respectively. At April 30, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP PRSUs is $9,823,000.

During the three months ended August 1, 2020, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal year ended April 30, 2023 and 2021, the Company recorded $354,000 and $1,072,000 of compensation expense related to the Fiscal 2021 LTIP PRSUs, respectively. During the fiscal year ended April 30, 2022, the Company recorded a reversal of $(634,000) compensation expense related to the Fiscal 2021 LTIP PRSUs.

During the three months ended July 27, 2019, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2020 LTIP”). Awards under the Fiscal 2020 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2020, July 2021 and July 2022, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2022. During the three months ended July 30, 2022, the Company issued a total of 5,678 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2020 LTIP. No compensation expense was recorded during fiscal year ended April 30, 2023 for the Fiscal 2020 LTIP PRSUs. During the fiscal year ended April 30, 2022, the Company recorded a reversal of $(701,000) compensation expense related to the Fiscal 2020 LTIP. During the fiscal year ended April 30, 2021, the Company recorded $620,000 of compensation expense related to the Fiscal 2020 LTIP.

At April 30, 2023 and 2022, the Company recorded cumulative stock-based compensation expense from these long-term incentive award PRSUs of $8,495,000 and $4,594,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

15.          Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Domestic	$(187,647)	$(10,187)	$34,274
Foreign	(730)	(8,956)	91
(Loss) income before income taxes	(188,377)	(19,143)	34,365

Equity method investment (loss) income	(2,453)	5,889	(10,481)
Total (loss) income before income taxes	$(190,830)	$(13,254)	$23,884

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2023	2022	2021
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(0.1)	4.9	—
State and local income taxes, net of federal benefit	0.2	40.8	(1.4)
R&D and other tax credits	(1.8)	23.0	(11.5)
Valuation allowance	1.1	(37.4)	3.2
Return to provision adjustments	—	(0.9)	(0.3)
Permanent items	(0.7)	(3.3)	3.6
Foreign derived intangible income	2.3	—	(7.6)
Excess benefit of equity awards	0.8	5.2	(5.7)
Goodwill impairment	(17.2)	—	—
Unrecognized tax benefit	2.0	—	—
Other	0.2	0.9	0.3
Effective income tax rate	7.8%	54.2%	1.6%

The components of the provision for income taxes are as follows (in thousands):

	Year Ended April 30,
	2023	2022	2021
Current:
Federal	$1,510	$(3,025)	$3,094
State	1,474	165	448
Foreign	2,273	279	—
	5,257	(2,581)	3,542
Deferred:
Federal	(17,226)	(5,764)	(3,247)
State	(1,488)	483	244
Foreign	(1,206)	(2,507)	—
	(19,920)	(7,788)	(3,003)
Total income tax (benefit) expense	$(14,663)	$(10,369)	$539

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2023	2022
Deferred income tax assets:
Accrued expenses	$2,153	$3,399
Stock based compensation	2,380	1,892
Allowances, reserves, and other	2,153	4,455
Outside basis difference	—	89
Unrealized loss on securities	3,528	3,229
Net operating loss and credit carry-forwards	20,430	41,931
Section 174 Capitalization	24,962	—
Intangibles basis	—	—
Lease liability	6,960	6,303
Total deferred income tax assets	62,566	61,298
Deferred income tax liabilities:
Fixed asset basis	(4,999)	(10,413)
Right-of-use asset	(6,478)	(5,878)
Intangibles basis	(3,109)	(15,503)
Total deferred income tax liabilities	(14,586)	(31,794)
Valuation allowance	(22,503)	(24,840)
Net deferred tax assets	$25,477	$4,664

At April 30, 2023 and 2022 the Company recorded a valuation allowance of $22,503,000 and $24,840,000, respectively, primarily against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against capital loss carryforward. The valuation allowance decreased by $2,337,000 and increased by $7,387,000 for April 30, 2023 and April 30, 2022, respectively.

At April 30, 2023 the Company had federal credit carryforwards of $2,809,000 that will begin to expire in 2042 and state credit carryforwards of $23,330,000 that do not expire.

At April 30, 2023, the Company had federal, state and foreign net operating loss carryforwards of approximately $7,001,000, $93,289,000 and $64,000, respectively. The federal net operating losses carry forward indefinitely. The state net operating losses will begin expiring in fiscal year 2035, and the foreign loss carryforward will begin expiring in fiscal year 2024. Utilization of federal and state net operating loss carryforwards may be subject to substantial annual limitation due to the ownership changes as provided by Section 382 of the Internal Revenue Code and similar state provisions.

At April 30, 2023 and 2022, the Company had approximately $12,841,000 and $17,806,000, respectively, of unrecognized tax benefits of which $5,076,000 would impact the Company’s rate and $5,986,000 would result in an increase in valuation allowance. The Company estimates that $1,244,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2023 and 2022 (in thousands):

	April 30,
	2023	2022
Balance as of May 1	$17,806	$17,556
Increases related to prior year tax positions	—	415
Decreases related to prior year tax positions	(379)	(239)
Increases related to current year tax positions	1,257	1,398
Decreases related to lapsing of statute of limitations	(5,843)	(1,324)
Balance as of April 30	$12,841	$17,806

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2023 and 2022, the Company had accrued approximately $282,000 and $302,000, respectively, of interest and penalties related to uncertain tax positions. The 2019 to 2022 tax years remain open to examination by the IRS for federal income taxes. The tax years 2012 and 2018 to 2022 remain open for major state taxing jurisdictions.

16. Share Repurchase Plan and Issuances

The Company’s share repurchase program announced September 2015 was terminated by the Company’s Board of Directors in September 2022. There were no repurchases of the Company’s common stock during the year ended April 30, 2023.

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. As of April 30, 2023, the Company has sold 1,109,730 of its shares for total gross proceeds of $108,686,000, total proceeds received of $105,425,000, net of commission expense and $104,649,000 net of equity issuance costs. The Company has $91,314,000 aggregate offering price remaining available under the registration.

17.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

			Total Accumulated
			Other
	Available-for-Sale	Foreign Currency	Comprehensive
	Securities	Translation Adjustments	Income
Total accumulated other comprehensive loss balance as of April 30, 2022	$(53)	$(6,461)	$(6,514)
Unrealized gain, net of $0 of taxes	53	—	53
Changes in foreign currency translation adjustments	—	2,009	2,009
Total accumulated other comprehensive loss balance as of April 30, 2023	$—	$(4,452)	$(4,452)

18.          Changes in Accounting Estimates

During the years ended April 30, 2023, 2022 and 2021, the Company revised its estimates at completion of various contracts recognized using the over time method, which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. During the years ended April 30, 2023, 2022 and 2021, the Company revised its estimates of the total expected costs to complete a TMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,898,000, $1,124,000 and $1,041,000, respectively. During the fiscal year ended

April 30, 2023, due to the closure of all of the Company’s MUAS COCO sites, the Company revised the estimated useful life of the MUAS customer relationship intangible asset which resulted in accelerated intangible amortization expenses of $34,149,000, increasing net loss by $26,158,000, or loss per diluted share of $1.04. During the year ended April 30, 2022, the Company revised its estimates of the achievement of the performance metrics of the Company’s long term incentive plans, which resulted in a cumulative adjustment to reduce previously recognized compensation expense of $1,602,000.

19.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $76,000, $36,000 and $29,000 for fiscal years ended April 30, 2023, 2022 and 2021, respectively, for consulting services independent of his board service.

Related party transactions are defined as transactions between the Company and entities either controlled by the Company or that the Company can significantly influence. Prior to the Company’s sale of all of its equity interest in HAPSMobile in March 2022, the Company determined that it had the ability to exercise significant influence over HAPSMobile. As such, HAPSMobile and SoftBank were considered related parties of the Company prior to the sale. Subsequent to the sale, the Company had no ownership stake in HAPSMobile, and SoftBank and HAPSMobile are no longer considered related parties. Under the DDA and related efforts with HAPSMobile, the Company designed and built prototype solar powered high altitude aircraft and ground control stations for HAPSMobile and conducted low altitude and high altitude flight tests of the prototype aircraft on a best efforts basis. The Company will continue the development of Solar HAPS with SoftBank under the MDDA. Upon the execution of the MDDA, SoftBank issued the first order under the MDDA, which has a maximum value of approximately $51,200,000.

The Company recorded revenue under both the MDDA and DDA and preliminary design agreements between the Company and SoftBank of $43,325,000 and $42,426,000 for the fiscal years ended April 30, 2022 and 2021, respectively. At April 30, 2022, the Company had unbilled related party receivables from HAPSMobile of $2,229,000 recorded in unbilled receivables and retentions on the consolidated balance sheets. As of April 30, 2023, the Company had no ownership stake in HAPSMobile and SoftBank and HAPSMobile are no longer considered related parties. Refer to Note 8— Investments in Companies Accounted for Using the Equity Method for further details.

20.          Commitments and Contingencies

Commitments

The Company’s operations are conducted in leased facilities. Refer to Note 12—Leases for additional information.

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

At April 30, 2023 and 2022, the Company had outstanding letters of credit totaling $8,076,000 and $5,968,000, respectively.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. The Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021 recorded in other expense on the consolidated statements of (loss) income and in other current liabilities on the consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of its former EES business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021 in other expense on the consolidated statements of operations and in other current liabilities on the consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 occurred over a 24 month period from the effective date of the settlement agreement, and Webasto retained the Holdback. As of April 30, 2023, the entire settlement amount has been paid

Contract Cost Audits

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At April 30, 2023 and 2022, the Company had no reserve for open incurred cost claim audits.

21.         Business Acquisitions

Planck Acquisition

On August 17, 2022 the Company closed its acquisition of Planck, a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck. Planck is a small technology company and post-acquisition was incorporated into the Company’s MUAS segment to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

Planck Supplemental Pro Forma Information (unaudited)

Planck revenue since acquisition on August 17, 2022 was $368,000. Other than the aforementioned revenue and intangible asset amortization expense of $542,000 for the year ended April 30, 2023 since the acquisition on August 17, 2023, the Planck financial results were not significant. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

	Year Ended
	April 30,	April 30,
	2023	2022
Revenue	$544,961	$448,367
Net loss attributable to AeroVironment, Inc.	$(173,277)	$(5,798)

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

The Company incurred approximately $1,009,000 of acquisition-related expenses for the fiscal year ended April 30, 2023. These expenses are included in selling, general and administrative on the Company’s consolidated statements of (loss) income.

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

In addition to the consideration paid at closing, the Telerob Seller may receive €2,000,000 (approximately $2,203,000) in additional cash consideration if specific revenue targets for Telerob are achieved during the 12 month period after closing beginning on the first day of the calendar month following the closing (the “First Earnout Year”) and an additional €2,000,000 (approximately $2,203,000) in cash consideration if specific revenue targets for Telerob are achieved in the 12 month period following the First Earnout Year. The Telerob Seller may also receive up to €2,000,000 (approximately $2,203,000) in additional cash consideration if specific awards and/or orders from the U.S. military are achieved prior to the end of a 36-month post-closing period. The first year earnout of €2,000,000 (approximately $2,203,000) was not achieved. The second year earnout of €2,000,000 (approximately $2,203,000) was achieved, which the Company expects to pay during the first half of the fiscal year ending April 30, 2024.

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

Supplemental Pro Forma Information (unaudited)

Telerob revenue and loss from operations for the year ended April 30, 2022 since acquisition on May 3, 2021 was $29,177,000 and $12,115,000, respectively. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2020 (in thousands):

	Year Ended
	April 30,	April 30,
	2022	2021
Revenue	$445,732	$428,353
Net income attributable to AeroVironment, Inc.	$2,334	$17,345

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

The Company incurred approximately $1,186,000 of acquisition-related expenses for the fiscal year ended April 30, 2022. These expenses are included in selling, general and administrative on the Company’s consolidated statements of (loss) income.

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

The final cash consideration is subject to certain customary adjustments, including for net working capital, cash, debt and unpaid transaction expenses (including change in control related payments triggered by the transaction) of Arcturus at the Arcturus closing, less $6,500,000 held in escrow to address final purchase price adjustments post-Arcturus closing, if any (the “Adjustment Escrow”), and $1,822,500 held in escrow to address Arcturus’s and/or the Sellers’ indemnification obligations (the “Indemnification Escrow”). During the fiscal year ended April 30, 2022, the Adjustment Escrow of $6,500,000, less $509,000 of post-closing adjustments, and Indemnification Escrow of $1,822,500 was released to the Arcturus Sellers. To further address potential breaches of Arcturus’s and the Sellers’ representations and warranties beyond the application of the Indemnification Escrow, the Company also obtained representation and warranty insurance policies providing $40,000,000 in coverage, subject to customary terms, exclusions and retention amounts.

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

The Company incurred approximately $6,015,000 acquisition-related expenses for the year ended April 30, 2021. These expenses are included in selling, general and administrative expense on the Company’s consolidated statements of (loss) income.

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

In connection with the ISG Acquisition, the Company (i) paid a base purchase price of $29,700,000 in cash at closing and (ii) agreed to pay additional cash consideration of up to $6,000,000, which is held in escrow account not controlled by the Company, if certain revenue targets were achieved by ISG during the 3 years following closing, in each case, subject to the terms and conditions of the ISG Purchase Agreement, including certain customary adjustments. During the fiscal year ended April 30, 2022, the target for the first year was achieved and the related consideration of $2,000,000 was released from an escrow account that is not controlled by the Company and, therefore, not recorded on the consolidated balance sheets. The related consideration of $2,000,000 for both the second and third year targets was released from the escrow account during the fiscal year ended April 30, 2023.

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

The Company incurred approximately $954,000 acquisition-related expenses for the year ended April 30, 2021. These expenses are included in selling, general and administrative expenses on the Company’s consolidated statements of (loss) income.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisitions been consolidated in the tables above as of May 1, 2019, nor are they indicative of results of operations that may occur in the future.

22. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was April 30, 2023.

The table below includes the projected benefit obligation and fair value of plan assets. The net fair value of plan assets is recorded in other assets on the consolidated balance sheets.

	April 30,	April 30,
	2023	2022
	(In thousands)	(In thousands)
Projected benefit obligation	$(3,192)	$(3,322)
Fair value of plan assets	3,870	3,395
Funded status of the plan	$678	$73

Change in projected benefit obligation (in thousands):

Pension benefit obligation balance as of April 30, 2022 and May 3, 2021, respectively	$(3,322)	$(4,126)
Interest cost	(70)	(39)
Actuarial gain	167	179
Benefits paid	167	176
Foreign currency exchange rate changes	(134)	488
Pension benefit obligation balance as of April 30, 2023 and April 30, 2022, respectively	$(3,192)	$(3,322)

Change in plan assets (in thousands):

Fair value of plan assets as of April 30, 2022 and May 3, 2021, respectively	$3,395	$3,951
Expected return on plan assets	472	108
Benefits paid	(167)	(176)
Foreign currency exchange rate changes	170	(488)
Fair value of plan assets as of April 30, 2023 and April 30, 2022, respectively	$3,870	$3,395

The accumulated benefit obligation is approximately equal to the projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2024. The projected benefit obligation and projected fair value of plan assets include the assumptions in the table below.

	Year Ended	Year Ended
	April 30,	April 30,
	2023	2022
Discount rate	2.4%	1.7%
In-payment benefits	1.5%	1.5%
Expected return on plan assets	2.9%	2.9%

Expected benefits payments as of April 30, 2023 (in thousands):

2024	$177
2025	190
2026	192
2027	195
2028	197
2029-2033	1,008
Total expected benefit payments	$1,959

Net periodic benefit cost is recorded in interest (expense) income, net.

	Year Ended	Year Ended
	April 30,	April 30,
	2023	2022
	(In thousands)	(In thousands)
Expected return on plan assets	$472	$108
Interest cost	(70)	(39)
Actuarial gain	167	179
Net periodic benefit cost	$569	$248

23.          Segments

The Company’s reportable segments are as follows:

Small Unmanned Aircraft Systems —The SUAS segment focuses primarily on products designed to operate reliably at very low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support services including training, spare parts, product repair, product replacement, and the customer contracted operation.

Tactical Missile Systems – The TMS segment focuses primarily on TMS products, which are tube-launched aircraft that deploy with the push of a button, fly at higher speeds than SUAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The TMS segment also includes customer-funded R&D programs.

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

All other—All other segments include High Altitude Pseudo-Satellite Unmanned Aircraft Systems (“HAPS”), MacCready Works and UGV.

Effective May 1, 2023, the Company reorganized its product lines into the following segments: Unmanned Systems segment consisting of SUAS, MUAS and UGV product lines; Loitering Munition Systems segment, the renamed TMS segment; and the MacCready Works segment, consisting of the HAPS and the MacCready Works businesses.

The accounting policies of the segments are the same as those described in Note 1–Organization and Significant Accounting Policies. The operating segments do not make sales to each other. The following table (in thousands) sets forth segment revenue, gross margin, operating income (loss) and adjusted operating income (loss) from operations for the periods indicated. Adjusted operating income (loss) is defined as operating income (loss) before impairment of goodwill and accelerated amortization, intangible amortization, amortization of purchase accounting adjustments related to increasing the carrying value of certain assets to fair value, and acquisition related expenses.

	Year Ended April 30, 2023
	SUAS	TMS	MUAS	All other	Total
Revenue	$233,908	$120,624	$70,327	$115,677	$540,536
Gross margin	121,332	42,736	(24,355)	33,801	173,514

Income (loss) from operations	64,650	8,074	(252,568)	1,181	(178,663)
Impairment of goodwill and accelerated amortization	-	-	190,166	-	190,166
Acquisition-related expenses	-	-	604	781	1,385
Amortization of acquired intangible assets and other purchase accounting adjustments	2,688	-	21,573	5,157	29,418
Adjusted income (loss) from operations	$67,338	$8,074	$(40,225)	$7,119	$42,306

	Year Ended April 30, 2022
	SUAS	TMS	MUAS	All other	Total
Revenue	$178,201	$76,415	$93,156	$97,960	$445,732
Gross margin	83,759	24,486	6,155	26,836	141,236

Income (loss) from operations	28,980	(3,120)	(27,715)	(8,032)	(9,887)
Acquisition-related expenses	502	297	1,994	2,061	4,854
Amortization of acquired intangible assets and other purchase accounting adjustments	2,828	-	22,170	11,709	36,707
Adjusted income (loss) from operations	$32,310	$(2,823)	$(3,551)	$5,738	$31,674

	Year Ended April 30, 2021
	SUAS	TMS	MUAS	All other	Total
Revenue	$235,854	$87,268	$15,837	$55,953	$394,912
Gross margin	119,062	26,675	2,965	15,856	164,558

Income (loss) from continuing operations	58,194	(3,131)	(1,869)	(9,881)	43,313
Acquisition-related expenses	3,026	1,661	1,682	1,612	7,981
Amortization of acquired intangible assets and other purchase accounting adjustments	2,649	-	4,356	453	7,458
Adjusted income (loss) from operations	$63,869	$(1,470)	$4,169	$(7,816)	$58,752

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, certain property and equipment, net, certain operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	April 30, 2023
	SUAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$181,300	$103,375	$224,572	$108,195	$207,135	$824,577

	April 30, 2022
	SUAS	TMS	MUAS	All other	Corporate	Total
Identifiable assets	$110,286	$91,862	$388,058	$94,765	$229,229	$914,200

24.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 53%, 41% and 39% of revenue for each of the fiscal years ended April 30, 2023, 2022 and 2021, respectively. The Company’s internationally deployed in-service assets for MUAS was $0 and $48,496,000 as of April 30, 2023 and 2022, respectively. The Company’s internationally deployed in-service assets for UGV was $1,798,000 and $1,601,000 as of April 30, 2023 and 2022, respectively.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Balance	Charged to	Charged to		Balance at
	Beginning	Acquired from	Costs and	Other		End of
Description	of Period	Acquisition	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2021	$1,190	$—	$82	$—	$(677)	$595
2022	$595	$5	$52	$—	$(60)	$592
2023	$592	$—	$124	$—	$(560)	$156
Warranty reserve for the year ended April 30:
2021	$2,015	$—	$1,650	$—	$(1,324)	$2,341
2022	$2,341	$256	$1,089	$—	$(1,496)	$2,190
2023	$2,190	$—	$3,052	$—	$(1,600)	$3,642
Reserve for inventory excess and obsolescence for the year ended April 30:
2021	$10,232	$1,415	$1,178	$—	$(2,536)	$10,289
2022	$10,289	$1,561	$2,271	$—	$(1,787)	$12,334
2023	$12,334	$—	$8,136	$—	$(5,265)	$15,205
Reserve for self-insured medical claims for the year ended April 30:
2021	$753	$—	$11,329	$—	$(10,789)	$1,293
2022	$1,293	$—	$14,724	$—	$(14,364)	$1,653
2023	$1,653	$—	$13,863	$—	$(14,133)	$1,383

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we have assessed our internal control over financial reporting as of April 30, 2023, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2023 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Remediation of Previously Disclosed Material Weaknesses

We previously identified and disclosed in our Form 10-K for the fiscal year ended April 30, 2022, as well as in our Quarterly Report on Form 10-Q filed for the quarters ended July 30, 2022, October 29, 2022 and January 28, 2023, the material weaknesses over identified deficiencies related to inadequate design and operation of certain controls at certain newly acquired businesses. Specifically, management did not effectively select and develop certain information technology (“IT”) general controls related to access, computer operations and change management controls that led to deficiencies in the design and operation of control activities, including segregation of duties at certain newly acquired businesses. The Company also had deficiencies in the design and operation of account reconciliations at certain newly acquired businesses. As of April 30, 2023, we have completed the implementation of our remediation efforts of the material weaknesses.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The remediation activities included, but are not limited to:

●	rationalized access privileges for all system users and critical transactions based on job responsibilities considering segregation of duties (“SOD”);

●	limited excess rights and access for all system users;

●	implemented controls that require the periodic re-evaluation of user access privileges, including administrative access;

●	enhanced system monitoring controls to confirm the adequacy of program change management and security controls;

●	trained personnel on the design and operation of our internal controls over financial reporting, as well as hired additional resources with experience with the Committee of Sponsoring Organizations, or COSO, guidance; and

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended April 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AeroVironment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. and subsidiaries (the “Company”) as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2023, of the Company and our report dated June 27, 2023, expressed an unqualified opinion on those financial statements.

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

June 27, 2023

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401 and Item 405 of Regulation S-K will be included in the definitive proxy statement for our 2023 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2023, and that information is incorporated by reference herein.

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

The information required by Item 407(d)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2023 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 11. Executive Compensation.

The information required by Item 402 and Item 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2023 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2023 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2023 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, California, PCAOB Auditor ID 34. The information required by this Item 14 of Form 10-K will be included in the definitive proxy statement for our 2023 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2023 and 2022

●	Consolidated Statements of (Loss) Income for the Years Ended April 30, 2023, 2022 and 2021

●	Consolidated Statements of Comprehensive (Loss) Income for the Years Ended April 30, 2023, 2022 and 2021

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2023, 2022 and 2021

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2023, 2022 and 2021

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.3 (22)	Fourth Amended and Restated Bylaws of AeroVironment, Inc., amended as of December 1, 2022
4.1(3)	Form of AeroVironment, Inc.’s Common Stock Certificate
4.2(4)	Description of Registrant’s Securities
10.1#(5)	Form of Director and Executive Officer Indemnification Agreement

10.2#(3)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.3#(6)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.4#(7)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.5#(3)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.6#(3)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan

Exhibit Number	Exhibit
10.7#(8)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.8#(9)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(9)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(9)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(9)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(10)	AeroVironment, Inc. 2021 Equity Incentive Plan
10.13#(10)	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.14#(10)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Severance Plan Participants)
10.15#(10)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Severance Plan Participants)
10.16#(10)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Employee Directors)
10.17#(10)	Form of Performance Restricted Stock Award Grant Notice and Performance Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.18(23)	Lease, dated March 11, 2022, between AeroVironment, Inc. and BCORE Defender CA1W01, LLC, for the property located at 85 Moreland Road, Simi Valley, California
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
10.29(22)

Second Amendment to Lease dated October 26, 2018 between AeroVironment, Inc., Princeton Avenue Holdings, LLC and Princeton Avenue Holdings II, LLC for property located at 14501 Princeton Avenue, Moorpark, California

10.30#(3)	Retiree Medical Plan
10.31(16)	Form of Director Letter Agreement by and between AeroVironment, Inc. and certain non-employee director

Exhibit Number	Exhibit
10.32(14)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018
10.33(15)	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018
10.34#(17)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.35#(18)	Special Consulting Agreement by and between AeroVironment, Inc. and Kirk Flittie dated as of July 13, 2019
10.36*(19)	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.37(13)	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.
10.38*(13)

Credit Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners

10.39ǂ(13)	Security and Pledge Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain obligors, and Bank of America, N.A., as the administrative agent
10.40(20)

First Amendment to Credit Agreement and Waiver, dated February 4, 2022, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.41

Second Amendment to Credit Agreement and Waiver, dated June 6, 2023, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.42ǂ*(21)	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed March 3, 2022 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).

(4)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 24, 2020 (File No. 001-33261).

(5)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(7)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(8)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2019 (File No. 001-33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 filed October 13, 2021 (File No. 333-260227).

(11)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001 33261).

(16)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).

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

(22)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 7, 2022 (File No. 001-33261).

(23)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 28, 2022 (File No. 001-33261).

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

(c)	Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 27, 2023		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 27, 2023
Wahid Nawabi	Executive Officer and Chairman
(Principal Executive Officer)

/s/ Kevin P. McDonnell	Senior Vice President and	June 27, 2023
Kevin P. McDonnell	Chief Financial Officer (Principal
Financial Officer)

/s/ Brian C. Shackley	Vice President and	June 27, 2023
Brian C. Shackley	Chief Accounting Officer (Principal
Accounting Officer)

/s/ Edward R. Muller	Director	June 27, 2023
Edward R. Muller

/s/ Cindy Lewis	Director	June 27, 2023
Cindy Lewis

/s/ Stephen F. Page	Director	June 27, 2023
Stephen F. Page

/s/ Catharine Merigold	Director	June 27, 2023
Catharine Merigold

/s/ Charles Thomas Burbage	Director	June 27, 2023
Charles Thomas Burbage

/s/ Philip S. Davidson	Director	June 27, 2023
Philip S. Davidson