Form 10-K/A
period 2023-04-30
AeroVironment Inc
filed 2023-08-18
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

AeroVironment, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended April 30, 2023, as filed with the Securities and Exchange Commission (the “SEC”) on June 27, 2023 (the “Original Form 10-K”).

This Amendment is being filed solely to replace the consent of Deloitte & Touche LLP (“Deloitte”), the Company’s independent registered public accounting firm, which was filed as Exhibit 23.1 in the Original Form 10-K and inadvertently excluded reference to the Company’s effective Registration Statement on Form S-3 (No. 333-267326). The consent of Deloitte, filed herewith as Exhibit 23.1 in this Amendment, includes reference to the Company’s effective Registration Statement on Form S-3 (No. 333-267326).

This Amendment amends the Original Form 10-K to solely replace the consent of Deloitte as Exhibit 23.1 as described above. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934, as amended, this Amendment also contains new certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, which are provided herewith.

Except as described above, this Amendment does not amend, update or change any other items or disclosures in the Original Form 10-K. Further, this Amendment does not change any previously reported financial results, nor does it reflect subsequent events occurring after the filing date of the Original Form 10-K. This Amendment should be read in conjunction with the Original Form 10-K.

Exhibit Index

Exhibit Number	Exhibit
23.1*	Consent of Deloitte & Touche LLP, Los Angeles, California, PCAOB Auditor ID 34, independent registered public accounting firm
31.1*	Certification Pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934
31.2*	Certification Pursuant to Rule 13a 14(a) or Rule 15d 14(a) of the Securities Exchange Act of 1934
32.1*	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: August 18, 2023		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
(Principal Executive Officer)