Form 10-Q
period 2023-07-29
AeroVironment Inc
filed 2023-09-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 29, 2023

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

As of August 30, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 26,290,440.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	July 29,	April 30,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$105,871	$132,859
Accounts receivable, net of allowance for doubtful accounts of $124 at July 29, 2023 and $156 at April 30, 2023	79,214	87,633
Unbilled receivables and retentions	107,258	105,653
Inventories, net	175,396	138,814
Prepaid expenses and other current assets	13,949	12,043
Total current assets	481,688	477,002
Long-term investments	22,578	23,613
Property and equipment, net	39,770	39,795
Operating lease right-of-use assets	25,742	27,363
Deferred income taxes	27,633	27,206
Intangibles, net	40,540	43,577
Goodwill	180,797	180,801
Other assets	7,312	5,220
Total assets	$826,060	$824,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,824	$31,355
Wages and related accruals	16,875	35,637
Customer advances	19,940	16,645
Current portion of long-term debt	10,000	7,500
Current operating lease liabilities	8,272	8,229
Income taxes payable	4,058	2,342
Other current liabilities	19,220	19,626
Total current liabilities	107,189	121,334
Long-term debt, net of current portion	118,537	125,904
Non-current operating lease liabilities	19,454	21,189
Other non-current liabilities	1,901	746
Liability for uncertain tax positions	2,705	2,705
Deferred income taxes	1,729	1,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 29, 2023 and April 30, 2023	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—26,292,130 shares at July 29, 2023 and 26,216,897 shares at April 30, 2023	4	4
Additional paid-in capital	386,140	384,397
Accumulated other comprehensive loss	(4,515)	(4,452)
Retained earnings	192,916	171,021
Total AeroVironment, Inc. stockholders’ equity	574,545	550,970
Noncontrolling interest	—	—
Total equity	574,545	550,970
Total liabilities and stockholders’ equity	$826,060	$824,577

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 29,	July 30,
	2023	2022
Revenue:
Product sales	$119,471	$57,974
Contract services	32,876	50,542
	152,347	108,516
Cost of sales:
Product sales	61,608	32,899
Contract services	25,079	41,903
	86,687	74,802
Gross margin:
Product sales	57,863	25,075
Contract services	7,797	8,639
	65,660	33,714
Selling, general and administrative	23,827	21,943
Research and development	15,466	15,045
Income (loss) from operations	26,367	(3,274)
Other loss:
Interest expense, net	(2,008)	(1,603)
Other expense, net	(1,129)	(406)
Income (loss) before income taxes	23,230	(5,283)
Provision for income taxes	1,314	2,606
Equity method investment loss, net of tax	(21)	(500)
Net income (loss)	21,895	(8,389)
Net income attributable to noncontrolling interest	—	(6)
Net income (loss) attributable to AeroVironment, Inc.	$21,895	$(8,395)
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$0.84	$(0.34)
Diluted	$0.84	$(0.34)
Weighted-average shares outstanding:
Basic	26,088,277	24,804,232
Diluted	26,179,042	24,804,232

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2023	2022
Net income (loss)	$21,895	$(8,389)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 and $6 for the three months ended July 29, 2023 and July 30, 2022, respectively	—	20
Change in foreign currency translation adjustments	(63)	(1,064)
Total comprehensive income (loss)	21,832	(9,433)
Net income attributable to noncontrolling interest	—	(6)
Comprehensive income (loss) attributable to AeroVironment, Inc.	$21,832	$(9,439)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended July 29, 2023 and July 30, 2022 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970	$—	$550,970
Net income	—	—	—	21,895	—	21,895	—	21,895
Foreign currency translation	—	—	—	—	(63)	(63)	—	(63)
Restricted stock awards	91,913	—	—	—	—	—	—	—
Restricted stock awards forfeited	(3,438)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,242)	—	(1,298)	—	—	(1,298)	—	(1,298)
Issuance cost for shares issued	—	—	(163)	—	—	(163)	—	(163)
Stock based compensation	—	—	3,204	—	—	3,204	—	3,204
Balance at July 29, 2023	26,292,130	$4	$386,140	$192,916	$(4,515)	$574,545	$—	$574,545

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210
Net (loss) income	—	—	—	(8,395)	—	(8,395)	6	(8,389)
Unrealized loss on investments	—	—	—	—	20	20	—	20
Foreign currency translation	—	—	—	—	(1,064)	(1,064)	—	(1,064)
Restricted stock awards	55,817	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,138)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,376)	—	(824)	—	—	(824)	—	(824)
Stock based compensation	—	—	2,217	—	—	2,217	—	2,217
Balance at July 30, 2022	24,990,590	$2	$268,641	$338,838	$(7,558)	$599,923	$247	$600,170

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 29,	July 30,
	2023	2022
Operating activities
Net income (loss)	$21,895	$(8,389)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	6,951	14,000
Loss from equity method investments	21	500
Amortization of debt issuance costs	214	211
Provision for doubtful accounts	(15)	23
Reserve for inventory excess and obsolescence	3,330	220
Other non-cash expense, net	173	153
Non-cash lease expense	2,184	1,590
Loss (gain) on foreign currency transactions	132	(44)
Unrealized loss on available-for-sale equity securities, net	1,013	—
Deferred income taxes	(427)	(381)
Stock-based compensation	3,204	2,217
Loss on disposal of property and equipment	116	485
Amortization of debt securities discount	—	130
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	8,207	8,053
Unbilled receivables and retentions	(1,603)	14,754
Inventories	(40,004)	(11,927)
Income taxes receivable	—	442
Prepaid expenses and other assets	(4,401)	46
Accounts payable	(2,780)	3,323
Other liabilities	(15,272)	(9,519)
Net cash (used in) provided by operating activities	(17,062)	15,887
Investing activities
Acquisition of property and equipment	(3,632)	(5,393)
Equity method investments	—	(2,774)
Redemptions of available-for-sale investments	—	13,280
Purchases of available-for-sale investments	—	(1,326)
Net cash (used in) provided by investing activities	(3,632)	3,787
Financing activities
Principal payments of term loan	(5,000)	(2,500)
Payment of debt issuance costs	(9)	—
Tax withholding payment related to net settlement of equity awards	(1,298)	(824)
Other	(8)	(7)
Net cash used in financing activities	(6,315)	(3,331)
Effects of currency translation on cash and cash equivalents	21	(391)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(26,988)	15,952
Cash, cash equivalents and restricted cash at beginning of period	132,859	77,231
Cash, cash equivalents and restricted cash at end of period	$105,871	$93,183
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$35	$—
Interest	$1,782	$2,169
Non-cash activities
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 and $6 for the three months ended July 29, 2023 and July 30, 2022, respectively	$—	$(20)
Change in foreign currency translation adjustments	$(63)	$(1,064)
Issuances of inventory to property and equipment, ISR in-service assets	$—	$3,364
Acquisitions of property and equipment included in accounts payable	$969	$543

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies unmanned systems (“UMS”), loitering munitions systems (“LMS”) and related services primarily to organizations within the U.S. Government and to international allied governments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 29, 2023 are not necessarily indicative of the results for the full year ending April 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2023, included in the Company’s Annual Report on Form 10-K.

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

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun Savunma Sanayi ve Havacilik Anonim Sirketi (“Toygun”) whereby the Company sold 35% of the common shares of the Company’s Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), to Toygun. On October 14, 2022, the Company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the share sales, the Company decreased its interest in Altoy from 85% to 15% and has determined that it no longer controls Altoy. Therefore, the Company no longer consolidates Altoy in the Company’s unaudited condensed consolidated financial statements. As the Company has the ability to exercise significant influence over the operating and financial policies of Altoy, the Company accounts for the investment as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investments, net of tax. Refer to Note 5—Equity Method Investments for further details.

On August 17, 2022, the Company closed its acquisition of Planck Aerosystems, Inc. (“Planck”) pursuant to the purchase agreement, and post-acquisition, Planck has been incorporated into the Unmanned Systems segment. The assets, liabilities and operating results of Planck have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 16—Business Acquisitions for further details.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three months ended July 29, 2023.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s reserves for inventory excess and obsolescence have been reclassified from changes in inventories to non-cash adjustments within operating activities on the consolidated statements of cash flows for all periods presented. Reportable segment presentation for the three months ended July 30, 2022 have been reclassified to conform to the current year reportable segments: Unmanned Systems (“UMS”), Loitering Munition Systems (“LMS”) and MacCready Works (“MW”) resulting from the Company’s reorganization, which was effective May 1, 2023. Refer to Note 18—Segments for further details.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of its customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee (“CPFF”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for LMS product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, which historically included revenue from intelligence, surveillance, and reconnaissance (“ISR”) services, is recognized over time as services are rendered. In accordance with ASC 606, the Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. In the past, the Company operated its medium unmanned aircraft systems

(“MUAS”)in overseas locations to support U.S. military operations under ISR services contracts under a contractor-owned, contractor-operated (“COCO”) arrangement. During the year ended April 30, 2023, all COCO sites were closed. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s Small UAS (“SUAS”), MUAS and unmanned ground vehicles (“UGV”) product sales revenue is composed of revenue recognized on contracts for the delivery of SUAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

Performance obligations satisfied over time accounted for 39% and 60% of revenue during the three months ended July 29, 2023 and July 30, 2022, respectively. Performance obligations satisfied at a point in time accounted for 61% and 40% of revenue during the three months ended July 29, 2023 and July 30, 2022, respectively.

On July 29, 2023, the Company had approximately $539,731,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 80% of the remaining performance obligations as revenue in fiscal 2024 and the remaining 20% in fiscal 2025.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of July 29, 2023 and April 30, 2023 was $1,404,000 and $1,878,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three months ended July 29, 2023 or July 30, 2022.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three month periods ended July 29, 2023 or July 30, 2022. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three month period ended July 29, 2023. During the three months ended July 30, 2022, the Company revised its estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,146,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	July 29,	July 30,
Revenue by segment	2023	2022
UMS	$98,207	$67,775
LMS	30,917	23,011
MW	23,223	17,730
Total revenue	$152,347	$108,516

	Three Months Ended
	July 29,	July 30,
Revenue by contract type	2023	2022
FFP	$129,942	$80,829
CPFF	21,293	26,456
T&M	1,112	1,231
Total revenue	$152,347	$108,516

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

	Three Months Ended
	July 29,	July 30,
Revenue by customer category	2023	2022
U.S. government	$101,348	$67,299
Non-U.S. government	50,999	41,217
Total revenue	$152,347	$108,516

	Three Months Ended
	July 29,	July 30,
Revenue by geographic location	2023	2022
Domestic	$58,126	$50,103
International	94,221	58,413
Total revenue	$152,347	$108,516

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three month period ended July 29, 2023 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month periods ended July 29, 2023 that was included in contract liability balances as of April 30, 2023 was $2,538,000, and revenue recognized for the three month periods ended July 30, 2022 that was included in contract liability balances as of April 30, 2022 was $1,925,000.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. During the quarter ended July 29, 2023, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 18—Segments for further details.

Investments

The Company’s investments are accounted for as available-for-sale and are reported at fair value. Unrealized gains and losses for debt securities are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes for available-for-sale investments. Gains and losses realized on the disposition of investment securities are determined on the specific identification basis and credited or charged to income. Investments in equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At July 29, 2023 and April 30, 2023, the Company had no reserve for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
	July 29, 2023	July 30, 2022
Net income (loss) attributable to AeroVironment, Inc.	$21,895	$(8,395)
Denominator for basic earnings (loss) per share:
Weighted average common shares	26,088,277	24,804,232
Dilutive effect of employee stock options, restricted stock and restricted stock units	90,765	—
Denominator for diluted earnings (loss) per share	26,179,042	24,804,232

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 738 for the three months ended July 29, 2023. Due to the net loss for the three months ended July 30, 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 164,312 for the three months ended July 30, 2022, respectively.

Recently Issued Accounting Standards

No recently issued accounting standards are expected to impact the Company.

2. Investments

Investments consist of the following (in thousands):

	July 29,	April 30,
	2023	2023
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	3,955	4,969
Total long-term available-for-sale securities investments	3,955	4,969
Equity method investments
Investments in limited partnership funds	18,623	18,644
Total equity method investments	18,623	18,644
Total long-term investments	$22,578	$23,613

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized loss recorded (in thousands):

Three Months Ended
July 29, 2023
Net loss recognized during the period on equity securities	$(1,013)
Less: Net loss recognized during the period on equity securities sold during the period	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$(1,013)

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

The Company’s financial assets measured at fair value on a recurring basis at July 29, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$3,715	$—	$—	$3,715
Warrants	—	240	—	240
Total	$3,715	$240	$—	$3,955

The Company’s financial liabilities measured at fair value on a recurring basis at July 29, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$2,206	$2,206
Total	$—	$—	$2,206	$2,206

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,714	$—	$—	$4,714
Warrants	—	255	—	255
Total	$4,714	$255	$—	$4,969

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$2,109	$2,109
Total	$—	$—	$2,109	$2,109

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Liabilities
Description	(Level 3)
Balance at May 1, 2023	$2,109
Business acquisition	—
Transfers to Level 3	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	97
Settlements	—
Balance at July 29, 2023	$2,206
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at July 29, 2023	$—

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob GmbH”), including Telerob GmbH’s wholly-owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob GmbH, “Telerob”) pursuant to its Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH (the “Telerob Seller”). Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $6,609,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The fair value of the contingent consideration is recorded in other current liabilities on the condensed consolidated balance sheet. The first year earnout of €2,000,000 (approximately $2,206,000) was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000 (approximately $2,206,000) was achieved and will be paid during the three months ended October 28, 2023.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	July 29,	April 30,
	2023	2023

Raw materials	$70,599	$67,775
Work in process	66,148	43,276
Finished goods	55,986	42,968
Inventories, gross	192,733	154,019
Reserve for inventory excess and obsolescence	(17,337)	(15,205)
Inventories, net	$175,396	$138,814

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the second limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2023, the Company made total contributions of $5,778,000. The Company made no capital contributions during the three months ended July 29, 2023. Under the terms of the second limited partnership agreement, the Company has committed to make additional capital contributions of $14,222,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three months ended July 29, 2023 and July 30, 2022, the Company recorded its ownership percentage of the net losses of the limited partnerships, or $(21,000) and $(500,000), respectively, in equity method investment loss, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At July 29, 2023 and April 30, 2023, the carrying value of the investments in the limited partnership funds of $18,623,000 and $18,644,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment loss, net of tax. For the three months ended July 29, 2023, the Company recorded $0 for its ownership percentage of the net loss of the limited partnership in equity method investment loss, net of tax in the unaudited condensed consolidated statements of operations. At July 29, 2023 and April 30, 2023, the carrying value of the investment in Altoy of $114,000 was recorded in other assets on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 29, 2023 and July 30, 2022, respectively (in thousands):

	Three Months Ended
	July 29,	July 30,
	2023	2022
Beginning balance	$3,642	$2,190
Warranty expense	1,750	1,239
Warranty costs settled	(765)	(441)
Ending balance	$4,627	$2,988

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	July 29,	April 30,
	2023	2023
Technology	$60,815	$60,817
Licenses	1,008	1,008
Customer relationships	72,644	72,645
Backlog	2,894	2,895
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	68	68
Other	150	150
Intangibles, gross	138,449	138,453
Less accumulated amortization	(97,909)	(94,876)
Intangibles, net	$40,540	$43,577

The weighted average amortization period at July 29, 2023 and April 30, 2023 was three and four years, respectively. Amortization expense for the three months ended July 29, 2023 and July 30, 2022 was $3,030,000 and $5,869,000, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2024	$8,773
2025	9,494
2026	6,857
2027	5,786
2028	5,175
$36,085

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	UMS	LMS	MW	Total
Balance at April 30, 2023	$161,547	$—	$19,254	$180,801
Change to goodwill	(4)	—	—	(4)
Balance at July 29, 2023	$161,543	$—	$19,254	$180,797

Effective May 1, 2023, the reporting segments for goodwill are UMS, LMS and MW. The UMS segment includes goodwill from the acquisitions of Pulse Aerospace, LLC (“Pulse”), Arcturus UAV, Inc. (“Arcturus”), Telerob and Planck acquisitions. The MW segment includes goodwill from the purchase of certain assets of Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation. The goodwill change to UMS is attributable to the Telerob acquisition recorded in Euros and translated to dollars at each reporting date. The MUAS reporting unit, included in the UMS reportable segment, is considered at an increased risk of failing future quantitative goodwill impairment tests as an impairment was recorded during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2023. The Company’s annual impairment test for the fiscal year ending April 30, 2024 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $16,701,000 as of July 29, 2023 will also be evaluated for potential impairment during the fourth quarter.

9. Debt

In connection with the consummation of the acquisition of Arcturus, a California corporation, pursuant to a Stock Purchase Agreement with Arcturus and each of the shareholders and other equity interest holders of Arcturus, to purchase 100% of the issued and outstanding equity of Arcturus (the “Arcturus Acquisition”) on February 19, 2021, the Company, as borrower, and Arcturus, as guarantor, entered into a Credit Agreement with certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners (the “Credit Agreement”).

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100,000,000 revolving credit facility, which includes a $10,000,000 sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200,000,000 term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPMorgan Chase Bank were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

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

On February 4, 2022, the Company entered into a First Amendment to Credit Agreement and Waiver relating to its existing Credit Agreement (the “First Amendment to Credit Agreement”). The First Amendment to Credit Agreement waives any event of default that may have occurred as a result of the potential failure by the Company to comply with the consolidated leverage ratio covenant set forth in the Credit Agreement for the fiscal quarter ended January 29, 2022. In addition, the parties amended the maximum permitted Consolidated Leverage Ratio, such that such ratio may not exceed 4.00 to 1.00 for the Company’s fiscal quarters ended January 29, 2022 and April 30, 2022; 3.50 to 1.00 for any of the Company’s fiscal quarters ending during the period from May 1, 2022 to October 31, 2022; and 3.00 to 1.00 for any fiscal quarter ending thereafter. On June 6, 2023, the Company entered into a Second Amendment to Credit Agreement relating to its existing credit Agreement which increased the sublimit from $10,000,000 to $25,000,000.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of July 29, 2023, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	July 29,	April 30,
	2023	2023
	(In thousands)	(In thousands)
Term loan	$130,000	$135,000
Revolving credit facility	—	—
Total debt	130,000	135,000
Less current portion	10,000	7,500
Total long-term debt, less current portion	120,000	127,500
Less unamortized debt issuance costs - term loans	1,463	1,596
Total long-term debt, net of unamortized debt issuance costs - term loans	$118,537	$125,904
Unamortized debt issuance costs - revolving credit facility	$723	$795
Current period interest rate	7.0%	7.1%

Future long-term debt principal payments at July 29, 2023 were as follows:

(In thousands)
2024	$7,500
2025	10,000
2026	112,500
2027	—
2028	—
$130,000

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 29,	July 30,
	2023	2022
Operating lease cost	$2,184	$1,590
Short term lease cost	385	188
Variable lease cost	513	260
Sublease income	—	—
Total lease costs, net	$3,082	$2,038

Supplemental lease information were as follows:

	Three Months Ended	Three Months Ended
	July 29,	July 30,
	2023	2022
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,241	$1,575
Right-of-use assets obtained in exchange for new lease liabilities	$247	$1,173

Weighted average remaining lease term	51 months	60 months
Weighted average discount rate	4.3%	3.4%

Maturities of operating lease liabilities as of July 29, 2023 were as follows (in thousands):

2024	$6,860
2025	8,628
2026	5,233
2027	4,563
2028	2,646
Thereafter	3,249
Total lease payments	31,179
Less: imputed interest	(3,453)
Total present value of operating lease liabilities	$27,726

11. Accumulated Other Comprehensive (Loss) Income and Reclassifications Adjustments

The components of accumulated other comprehensive income (loss) and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 29,	July 30,
	2023	2022
Balance, net of $0 and $8 deferred taxes, as of April 30, 2023 and April 30, 2022, respectively	$(4,452)	$(6,514)
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 and $6 for the three months ended July 29, 2023 and July 30, 2022, respectively	—	20
Change in foreign currency translation adjustments	(63)	(1,064)
Balance, net of $0 and $2 deferred taxes, as of July 29, 2023 and July 30, 2022, respectively	$(4,515)	$(7,558)

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $24,383,000 and $22,999,000 for the three months ended July 29, 2023 and July 30, 2022, respectively.

13. Long-Term Incentive Awards

During the three months ended July 29, 2023, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 29, 2023, the Company recorded $634,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. The Company recorded no compensation expense related to the Fiscal 2024 LTIP for the three months ended July 30, 2022. At July 29, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $15,511,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 29, 2023 and July 30, 2022, the Company recorded $661,000 and $397,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. At July 29, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $11,895,000.

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 29, 2023 and July 30, 2022, the Company recorded $132,000 and $195,000 of compensation expense related to the Fiscal 2022 LTIP, respectively. At July 29, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $9,458,000.

During the three months ended August 1, 2020, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. During the three months ended July 29, 2023, the Company issued a total of 5,772 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2021 LTIP. For the three months ended July 29, 2023 and July 30, 2022, the Company recorded no compensation expense and $76,000 of compensation expense related to the Fiscal 2021 LTIP, respectively.

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

14. Income Taxes

For the three months ended July 29, 2023, the Company recorded a provision for income taxes of $1,314,000 yielding an effective tax rate of 5.7%. For the three months ended July 30, 2022, the Company recorded a provision for income taxes of $2,606,000 yielding an effective tax rate of (49.3)%. The variance from statutory rates for the three months ended July 29, 2023 was primarily due to foreign derived intangible income deductions and to federal R&D credits. The variance from statutory rates for the three months ended July 30, 2022 was primarily due to a combination of federal R&D credits and the foreign-derived intangible income deduction and projected fiscal 2023 pre-tax income.

15. Share Repurchase Plan and Issuances

The Company’s share repurchase program announced September 2015 was terminated by the Company’s Board of Directors in September 2022. There were no repurchases of the Company’s common stock during the three months ended July 30, 2022.

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. There were no shares sold during the three months ended July 29, 2023. As of July 29, 2023, the Company has sold 1,109,730 of its shares for total gross proceeds of $108,686,000, total proceeds received of $105,425,000, net of commission expense and $104,649,000 net of equity issuance costs. The Company has $91,314,000 aggregate offering price remaining available under the registration statement.

16. Business Acquisitions

Planck Acquisition

On August 17, 2022 the Company closed its acquisition of Planck, a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck. Planck is a small technology company incorporated into AeroVironment’s UMS segment for the MUAS product line to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the final allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Planck. During the three months ended July 29, 2023, the Company finalized its determination of the fair value of the assets and liabilities assumed in the acquisition of Planck and no significant changes were recorded from the original estimation (in thousands):

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

Planck Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

Three Months Ended
July 30,
2022
Revenue	$110,460
Net loss attributable to AeroVironment, Inc.	$(7,741)

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

17. Pension

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

The table below includes the projected benefit obligation and fair value of plan assets as of April 30, 2023. The net fair value of plan assets (in thousands) is recorded in other assets on the unaudited condensed consolidated balance sheet.

April 30,
2023
(In thousands)
Projected benefit obligation	$(3,192)
Fair value of plan assets	3,870
Funded status of the plan	$678

The projected benefit obligation includes assumptions of a discount rate of 2.4% and pension increase for in-payment benefits of 1.5% for July 29, 2023 and April 30, 2023. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2024. The Company assumed expected return on plan assets of 2.9% for July 29, 2023 and April 30, 2023.

Expected benefits payments as of April 30, 2023 (in thousands):

2024	$177
2025	190
2026	192
2027	195
2028	197
2029-2033	1,008
Total expected benefit payments	$1,959

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended	Three Months Ended
	July 29,	July 30,
	2023	2022
	(In thousands)	(In thousands)
Expected return on plan assets	$—	$—
Interest cost	30	(17)
Actuarial gain	—	241
Net periodic benefit cost	$30	$224

18. Segments

Effective May 1, 2023, the Company reorganized its segments. Due to the Company’s growth as an organization, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Unmanned Systems—The UMS segment, which consists of the former Small Unmanned Aircraft Systems, Medium Unmanned Aircraft and Unmanned Ground Vehicle Systems segments, focuses primarily on small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support services including training, spare parts, product repair, product replacement, and the customer contracted operation; medium UAS products designed to operate reliably at medium altitudes with longer range including airborne platforms, payloads and payload integration, ground control systems, and ground support equipment and other items and services related generally to unmanned aircraft systems historically including ISR services; and UGV products designed to help responders remove, contain or neutralize these hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans.

Loitering Munitions Systems—The LMS segment, which consists of the former Tactical Missile Systems segment, focuses primarily on tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The LMS segment also includes customer-funded research and development programs.

MacCready Works—The MW segment, which consists of the former MacCready Works and High Altitude Pseudo-Satellite systems (“HAPS”) segments, focuses on customer-funded research and development in the areas of HAPS, robotics, sensors, software analytics, data intelligence and connectivity. This segment contains the Company’s center of excellence for the development of machine learning, object identification and autonomy solutions and also seeks to identify new products, services and businesses for the Company.

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

	Three Months Ended July 29, 2023
	UMS	LMS	MW	Total
Revenue	$98,207	$30,917	$23,223	$152,347
Gross margin	48,369	12,323	4,968	65,660

Income (loss) from operations	21,749	4,910	(292)	26,367
Acquisition-related expenses	673	—	—	673
Amortization of acquired intangible assets and other purchase accounting adjustments	2,601	—	565	3,166
Adjusted income from operations	$25,023	$4,910	$273	$30,206

	Three Months Ended July 30, 2022
	UMS	LMS	MW	Total
Revenue	$67,775	$23,011	$17,730	$108,516
Gross margin	21,504	7,746	4,464	33,714

(Loss) income from operations	(3,698)	(1,031)	1,455	(3,274)
Acquisition-related expenses	304	—	31	335
Amortization of acquired intangible assets and other purchase accounting adjustments	6,231	—	616	6,847
Adjusted income (loss) from operations	$2,837	$(1,031)	$2,102	$3,908

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, short-term investments, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	July 29, 2023
	UMS	LMS	MW	Corporate	Total
Identifiable assets	$423,495	$114,768	$48,548	$239,249	$826,060

	April 30, 2023
	UMS	LMS	MW	Corporate	Total
Identifiable assets	$474,417	$103,375	$39,650	$207,135	$824,577

19. Subsequent Events

On August 22, 2023 the Company announced its anticipated acquisition of Tomahawk Robotics, Inc. (“Tomahawk Robotics”), a leader in AI-enabled robotic control systems. The Company and Tomahawk Robotics entered into a definitive agreement under which AeroVironment will acquire 100% of Tomahawk Robotics equity for a total purchase price of $120,000,000 to be paid in a mix of cash and stock. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of unmanned systems through a singular platform with similar control features. Tomahawk Robotics will be incorporated into the Unmanned Systems segment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Policies and Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2023.

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

Revenue Recognition

We recognize revenue in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”). ASC 606 requires revenue to be recognized when promised goods or services are transferred to customers in amounts that reflect the consideration to which we expect to be entitled in exchange for those goods or services.

Revenue for LMS product deliveries and customer-funded research and development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue, including ISR services, is recognized over time as services are rendered. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. During the year ended April 30, 2023, all of our MUAS COCO sites were closed. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our Unmanned Systems product sales revenue is composed of revenue recognized on contracts for the delivery of SUAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three months ended July 29, 2023 and July 30, 2022, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended July 29, 2023 and July 30, 2022, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	July 29,	July 30,
	2023	2022

Gross favorable adjustments	$2,704	$1,288
Gross unfavorable adjustments	(1,119)	(2,093)
Net favorable (unfavorable) adjustments	$1,585	$(805)

For the three months ended July 29, 2023, favorable cumulative catch-up adjustments of $2.7 million were primarily due to final cost adjustments on 11 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.1 million were primarily related to higher than expected costs on seven contracts, which individually were not material.

For the three months ended July 30, 2022, favorable cumulative catch-up adjustments of $1.3 million were primarily due to final cost adjustments on 14 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $2.1 million were primarily related to higher than expected costs on four contracts. During the three months ended July 30, 2022, we revised our estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.1 million.

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

Subsequent to the performance of our annual goodwill impairment test for fiscal year 2023, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit during the fiscal year ended April 30, 2023.

Our MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests as an impairment was recorded during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2023. The intangibles included in the MUAS reporting unit of $16.7 million as of July 29, 2023 will also be evaluated for potential impairment during the fourth quarter goodwill impairment test.

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

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2024 fiscal year ends on April 30, 2024 and our fiscal quarters end on July 29, 2023, October 28, 2023 and January 27, 2024, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended July 29, 2023 Compared to Three Months Ended July 30, 2022

	Three Months Ended
	July 29,	July 30,
	2023	2022

Revenue	$152,347	$108,516
Cost of sales	86,687	74,802
Gross margin	65,660	33,714
Selling, general and administrative	23,827	21,943
Research and development	15,466	15,045
Income (loss) from operations	26,367	(3,274)
Other loss:
Interest expense, net	(2,008)	(1,603)
Other expense, net	(1,129)	(406)
Income (loss) before income taxes	23,230	(5,283)
Provision for income taxes	1,314	2,606
Equity method investment loss, net of tax	(21)	(500)
Net income (loss)	$21,895	$(8,389)

We have identified three reportable segments, Unmanned Systems (“UMS”), Loitering Munitions Systems (“LMS”) and MacCready Works (“MW”). The UMS segment consists of our small UAS, medium UAS and UGV product lines. The LMS segment consists of our renamed existing tactical missile systems product lines. The MW segment consists of the Company’s MacCready Works products and services and the development of High Altitude Pseudo-Satellite systems (“HAPS”). The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses. All corporate and headquarter expenses are allocated to the reportable segments.

	Three Months Ended July 29, 2023
	UMS	LMS	MW	Total
Revenue	$98,207	$30,917	$23,223	$152,347
Gross margin	48,369	12,323	4,968	65,660

Income (loss) from operations	21,749	4,910	(292)	26,367
Acquisition-related expenses	673	—	—	673
Amortization of acquired intangible assets and other purchase accounting adjustments	2,601	—	565	3,166
Adjusted income from operations	$25,023	$4,910	$273	$30,206

	Three Months Ended July 30, 2022
	UMS	LMS	MW	Total
Revenue	$67,775	$23,011	$17,730	$108,516
Gross margin	21,504	7,746	4,464	33,714

(Loss) income from operations	(3,698)	(1,031)	1,455	(3,274)
Acquisition-related expenses	304	—	31	335
Amortization of acquired intangible assets and other purchase accounting adjustments	6,231	—	616	6,847
Adjusted income (loss) from operations	$2,837	$(1,031)	$2,102	$3,908

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended
	July 29,	July 30,
	2023	2022
Cost of sales:
Product sales	$1,041	$1,026
Contract services	1,356	1,956
Selling, general and administrative	769	3,865
Total	$3,166	$6,847

Revenue. Revenue for the three months ended July 29, 2023 was $152.3 million, as compared to $108.5 million for the three months ended July 30, 2022, representing an increase of $43.8 million, or 40%. The increase in revenue was due to an increase in product revenue of $61.5 million, partially offset by a decrease in service revenue of $17.7 million. The increase in product revenue was primarily due to increases in UMS and LMS product revenue. The decrease in service revenue was primarily due to a decrease in UMS and LMS service revenue, partially offset by an increase in MW service revenue. We expect the lower levels of UMS service revenues to continue through fiscal 2024 due to the closure of all COCO site locations. With the higher backlog, the increase in the UMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the three months ended July 29, 2023 was $86.7 million, as compared to $74.8 million for the three months ended July 30, 2022, representing an increase of $11.9 million, or 16%. The increase in cost of sales was a result of an increase in product cost of sales of $28.7 million, partially offset by a decrease in service costs of sales of $16.8 million. The increase in product costs of sales was primarily due to an increase in product revenue, partially offset by a favorable product mix. The decrease in service cost of sales was primarily due to a decrease in service revenue. Cost of sales for the three months ended July 29, 2023 included $2.4 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $3.0 million for the three months ended July 30, 2022. Cost of sales for the three months ended July 30, 2022 also included $4.0 million of depreciation of in-service ISR assets. As a percentage of revenue, cost of sales decreased from 69% to 57%, primarily due to an increase in the proportion of product revenue to total revenue and a favorable product mix.

Gross Margin. Gross margin for the three months ended July 29, 2023 was $65.7 million, as compared to $33.7 million for the three months ended July 30, 2022, representing an increase of $31.9 million, or 95%. The increase in gross margin was primarily due to an increase in product margin of $32.8 million, partially offset by a decrease in service margin of $0.8 million. The increase in product margin was primarily due to the increase in product sales and a favorable product mix. The decrease in service margin was primarily due to the decrease in service revenue. As a percentage of revenue, gross margin increased from 31% to 43%, primarily due to an increase in the proportion of product revenue to total revenue and a favorable product mix.

Selling, General and Administrative. SG&A expense for the three months ended July 29, 2023 was $23.8 million, or 16% of revenue, as compared to SG&A expense of $21.9 million, or 20% of revenue, for the three months ended July 30, 2022. The increase in SG&A expense was primarily due to an increase in employee related expenses, partially offset by a decrease in intangible amortization and other non-cash purchase accounting expenses largely driven by the accelerated amortization of COCO customer relationships recorded during the three months ended April 30, 2023.

Research and Development. R&D expense for the three months ended July 29, 2023 was $15.5 million, or 10% of revenue, as compared to R&D expense of $15.0 million, or 14% of revenue, for the three months ended July 30, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended July 29, 2023 was $2.0 million compared to interest expense, net of $1.6 million for the three months ended June 30, 2022. The increase in interest expense, net was primarily due to an increase in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other Expense, net. Other expense, net, for the three months ended July 29, 2023 was $1.1 million compared to other expense, net of $0.4 million for the three months ended July 30, 2022. Other expense, net for the three months ended July 29, 2023 includes unrealized losses associated with decreases in the fair market value for equity security investments.

Provision for Income Taxes. Our effective income tax rate was 5.7% for the three months ended July 29, 2023, as compared to (49.3)% for the three months ended June 30, 2022. The increase in our effective income tax rate was in part due to an increase in projected full year income before income taxes combined with increases in expected foreign-derived intangible income deductions and federal R&D tax credits. The effective income tax rate for the three months ended July 29, 2023 was primarily impacted by expected federal R&D tax credits, foreign-derived intangible income deductions and excess tax benefits on equity awards.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended July 29, 2023 was $21 thousand as compared to equity method investment loss, net of tax of $0.5 million for the three months ended July 30, 2022.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of July 29, 2023, our funded backlog was approximately $539.7 million, as compared to $424.1 million as of April 30, 2023.

In addition to our funded backlog, we also had unfunded backlog of $174.9 million as of July 29, 2023. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for SUAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On September 8, 2022 we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. As of July 29, 2023, we have sold 1,109,730 of our shares for total gross proceeds of $108.7 million and $105.4 million proceeds received, net of commission expense and $104.6 million net of equity issuance costs. We have $91.3 million aggregate offering price remaining available under the registration statement.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit

Facility, the “Credit Facilities”. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $11.3 million as of July 29, 2023. As of July 29, 2023, approximately $88.7 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €5.5 million ($6.1 million) available for issuing letters of credit of which €1.9 million ($2.1 million) was outstanding as of July 29, 2023.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our recent acquisitions. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the recent acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services, and acquisition of entities. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Agreement are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $14.2 million was remaining at June 29, 2023. The contributions are anticipated to be paid over the next four fiscal years. The UGV second year earnout of €2.0 million (approximately $2.2 million) is expected to be paid during the three months ended October 28, 2023. The recently announced acquisition of Tomahawk Robotics, Inc. is expected to close during the three months ended October 28, 2023 and a total purchase price of $120.0 million will be paid with a mix of cash and stock. Due to the new internal revenue service tax capitalization rules, Section 174, we expect an increase in cash paid for U.S. federal income taxes during the fiscal year ended April 30, 2024 relative to prior periods.

Cash Flows

The following table provides our cash flow data for the three months ended July 29, 2023 and July 30, 2022 (in thousands):

	Three Months Ended
	July 29,	July 30,
	2023	2022

	(Unaudited)
Net cash (used in) provided by operating activities	$(17,062)	$15,887
Net cash (used in) provided by investing activities	$(3,632)	$3,787
Net cash used in financing activities	$(6,315)	$(3,331)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the three months ended July 29, 2023 increased by $32.9 million to $17.1 million, as compared to net cash provided by operating activities of $15.9 million for the three months ended July 30, 2022. The increase in net cash used in operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $61.0 million, largely related to inventories, unbilled receivables and retentions, prepaid expenses and other assets and accounts payable due to year over year timing differences as well as a decrease in non-cash expenses of $2.2 million primarily due to a decrease in depreciation and amortization, partially offset by an increase in net income of $30.3 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $7.4 million to $3.6 million for the three months ended July 29, 2023, as compared to net cash provided by investing activities of $3.8 million for the three months ended July 30, 2022. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions of available-for-sale investments of $12.0 million, partially offset by a decrease in equity securities investments of $2.8 million and a decrease in acquisitions of property and equipment of $1.8 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $3.0 million to $6.3 million for the three months ended July 29, 2023, as compared to net cash used in financing activities of $3.3 million for the three months ended July 30, 2022. The increase in net cash used in financing activities was primarily due to an increase in principal payment of the term loan of $2.5 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the conclusion that we did not adopt any accounting standards during the three months ended July 29, 2023.

Recent Developments

On August 22, 2023 we announced our anticipated acquisition of Tomahawk Robotics, Inc. (“Tomahawk Robotics”), a leader in AI-enabled robotic control systems. Under the definitive agreement under we entered into with Tomahawk Robotics, we will acquire 100% of Tomahawk Robotics equity for a total purchase price of $120.0 million to be paid in a mix of cash and stock. Refer to Note 19—Subsequent Events to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $130.0 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase. An increase or decrease in the variable interest rate of 100 basis points would result in an increase or decrease to our interest expense for the fiscal year ending April 30, 2024 of approximately $1.0 million.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of July 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 29, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 29, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2023, a securities class action complaint was filed in the U.S. District Court for the Eastern District of Virginia by Jesse Joseph Bissing naming AeroVironment; Wahid Nawabi, our President and Chief Executive Officer; and Kevin McDonnell, our Senior Vice President and Chief Financial Officer, as defendants. See Bissing v. AeroVironment, Inc., No. 1:23-cv-01160 (E.D. Va.). The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements regarding revenue and earnings guidance issued by the company for our fiscal year 2022. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period June 29, 2021 through December 7, 2021. The complaint seeks a jury trial and unspecified compensatory damages, interest, and attorneys’ fees and other costs. As of the date of this filing, we have not been served with the complaint.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2023. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended July 29, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(1)

Agreement and Plan of Merger, dated as of August 18, 2023, by and among AeroVironment, Inc., Tropic Merger Sub, Inc., Tomahawk Robotics, Inc., and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.

3.1(2)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(3)	Fourth Amended and Restated Bylaws of AeroVironment, Inc., amended as of December 1, 2022.
10.1(4)

Second Amendment to Credit Agreement and Waiver, dated June 6, 2023, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 22, 2023 (File No. 001-33261).
(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).
(3)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed December 7, 2022 (File No. 001‑33261).
(4)	Incorporated by reference herein to Exhibit 10.41 to the Company’s Annual Report on Form 10-K, filed with June 27, 2023 (File No. 001-33261).

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

Date: September 5, 2023		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)