Form 10-Q
period 2023-10-28
AeroVironment Inc
filed 2023-12-06
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 28, 2023

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 29, 2023, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 28,135,100.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of October 28, 2023 (Unaudited) and April 30, 2023	3
	Condensed Consolidated Statements of Operations for the three and six months ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended October 28, 2023 (Unaudited) and October 29, 2022 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44
Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	46
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	October 28,	April 30,
	2023	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$100,908	$132,859
Accounts receivable, net of allowance for doubtful accounts of $158 at October 28, 2023 and $156 at April 30, 2023	73,865	87,633
Unbilled receivables and retentions	141,812	105,653
Inventories, net	181,767	138,814
Income taxes receivable	5,735	—
Prepaid expenses and other current assets	19,958	12,043
Total current assets	524,045	477,002
Long-term investments	20,611	23,613
Property and equipment, net	43,772	39,795
Operating lease right-of-use assets	30,632	27,363
Deferred income taxes	20,780	27,206
Intangibles, net	82,848	43,577
Goodwill	274,781	180,801
Other assets	9,231	5,220
Total assets	$1,006,700	$824,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$28,834	$31,355
Wages and related accruals	26,671	35,637
Customer advances	20,440	16,645
Current portion of long-term debt	5,000	7,500
Current operating lease liabilities	8,818	8,229
Income taxes payable	595	2,342
Other current liabilities	18,946	19,626
Total current liabilities	109,304	121,334
Long-term debt, net of current portion	73,678	125,904
Non-current operating lease liabilities	23,727	21,189
Other non-current liabilities	1,898	746
Liability for uncertain tax positions	2,705	2,705
Deferred income taxes	1,658	1,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 28, 2023 and April 30, 2023	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,135,539 shares at October 28, 2023 and 26,216,897 shares at April 30, 2023	4	4
Additional paid-in capital	589,047	384,397
Accumulated other comprehensive loss	(6,077)	(4,452)
Retained earnings	210,756	171,021
Total stockholders' equity	793,730	550,970
Total liabilities and stockholders’ equity	$1,006,700	$824,577

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Revenue:
Product sales	$145,779	$62,343	$265,250	$120,317
Contract services	35,037	49,241	67,913	99,783
	180,816	111,584	333,163	220,100
Cost of sales:
Product sales	79,032	39,445	140,640	72,344
Contract services	26,434	46,249	51,513	88,152
	105,466	85,694	192,153	160,496
Gross margin:
Product sales	66,747	22,898	124,610	47,973
Contract services	8,603	2,992	16,400	11,631
	75,350	25,890	141,010	59,604
Selling, general and administrative	28,147	23,613	51,974	45,556
Research and development	22,025	16,591	37,491	31,636
Income (loss) from operations	25,178	(14,314)	51,545	(17,588)
Other (loss) income:
Interest expense, net	(1,950)	(2,309)	(3,958)	(3,912)
Other (expense) income, net	(2,858)	810	(3,987)	404
Income (loss) before income taxes	20,370	(15,813)	43,600	(21,096)
Provision for (benefit from) income taxes	1,137	(10,457)	2,451	(7,851)
Equity method investment loss, net of tax	(1,393)	(1,273)	(1,414)	(1,773)
Net income (loss)	17,840	(6,629)	39,735	(15,018)
Net income attributable to noncontrolling interest	—	(39)	—	(45)
Net income (loss) attributable to AeroVironment, Inc.	$17,840	$(6,668)	$39,735	$(15,063)
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$0.66	$(0.27)	$1.50	$(0.61)
Diluted	0.66	(0.27)	$1.50	$(0.61)
Weighted-average shares outstanding:
Basic	26,865,763	24,900,873	26,479,168	24,852,219
Diluted	26,956,806	24,900,873	26,569,267	24,852,219

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Net income (loss)	$17,840	$(6,629)	$39,735	$(15,018)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the three and six months ended October 29, 2022, respectively	—	6	—	26
Change in foreign currency translation adjustments	(1,562)	(928)	(1,625)	(1,992)
Total comprehensive income (loss)	16,278	(7,551)	38,110	(16,984)
Net income attributable to noncontrolling interest	—	(39)	—	(45)
Comprehensive income (loss) attributable to AeroVironment, Inc.	$16,278	$(7,590)	$38,110	$(17,029)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended October 28, 2023 and October 29, 2022 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at July 29, 2023	26,292,130	$4	$386,140	$192,916	$(4,515)	$574,545	$—	$574,545
Net income	—	—	—	17,840	—	17,840	—	17,840
Foreign currency translation	—	—	—	—	(1,562)	(1,562)	—	(1,562)
Restricted stock awards	53,455	—	—	—	—	—	—	—
Restricted stock awards forfeited	(2,738)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(677)	—	(72)	—	—	(72)	—	(72)
Shares issued, net of issuance costs	807,370	—	88,119	—	—	88,119	—	88,119
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820	—	109,820
Stock based compensation	—	—	5,040	—	—	5,040	—	5,040
Balance at October 28, 2023	28,135,539	$4	$589,047	$210,756	$(6,077)	$793,730	$—	$793,730

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at July 30, 2022	24,990,590	$2	$268,641	$338,838	$(7,558)	$599,923	$247	$600,170
Net (loss) income	—	—	—	(6,668)	—	(6,668)	39	(6,629)
Unrealized gain on investments	—	—	—	—	6	6	—	6
Foreign currency translation	—	—	—	—	(928)	(928)	—	(928)
Stock options exercised	25,000	—	682	—	—	682	—	682
Restricted stock awards	19,540	—	—	—	—	—	—	—
Restricted stock awards forfeited	(2,606)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(347)	—	(29)	—	—	(29)	—	(29)
Shares issued, net of issuance costs	125,441	2	12,310	—	—	12,312	—	12,312
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	2,185	—	—	2,185	—	2,185
Balance at October 29, 2022	25,157,618	$4	$283,789	$332,170	$(8,480)	$607,483	$—	$607,483

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended October 28, 2023 and October 29, 2022 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970	$—	$550,970
Net income	—	—	—	39,735	—	39,735	—	39,735
Foreign currency translation	—	—	—	—	(1,625)	(1,625)	—	(1,625)
Restricted stock awards	145,368	—	—	—	—	—	—	—
Restricted stock awards forfeited	(6,176)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,919)	—	(1,370)	—	—	(1,370)	—	(1,370)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820	—	109,820
Stock based compensation	—	—	8,244	—	—	8,244	—	8,244
Balance at October 28, 2023	28,135,539	$4	$589,047	$210,756	$(6,077)	$793,730	$—	$793,730

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210
Net (loss) income	—	—	—	(15,063)	—	(15,063)	45	(15,018)
Unrealized gain on investments	—	—	—	—	26	26	—	26
Foreign currency translation	—	—	—	—	(1,992)	(1,992)	—	(1,992)
Stock options exercised	25,000	—	682	—	—	682	—	682
Restricted stock awards	75,357	—	—	—	—	—	—	—
Restricted stock awards forfeited	(8,744)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,723)	—	(853)	—	—	(853)	—	(853)
Shares issued, net of issuance costs	125,441	2	12,310	—	—	12,312	—	12,312
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	4,402	—	—	4,402	—	4,402
Balance at October 29, 2022	25,157,618	$4	$283,789	$332,170	$(8,480)	$607,483	$—	$607,483

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 28,	October 29,
	2023	2022
Operating activities
Net income (loss)	$39,735	$(15,018)
Adjustments to reconcile net income (loss) to cash (used in) provided by operating activities:
Depreciation and amortization	15,387	32,275
Loss from equity method investments	1,414	1,773
Loss on deconsolidation of previously controlled subsidiary	—	189
Amortization of debt issuance costs	424	422
Provision for doubtful accounts	4	19
Reserve for inventory excess and obsolescence	8,338	2,859
Other non-cash expense, net	331	565
Non-cash lease expense	4,486	3,775
Gain on foreign currency transactions	(184)	(59)
Unrealized loss (gain) on available-for-sale equity securities, net	3,463	(928)
Deferred income taxes	(1,006)	(808)
Stock-based compensation	8,244	4,402
Loss on disposal of property and equipment	136	825
Amortization of debt securities discount	—	125
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	15,553	28,012
Unbilled receivables and retentions	(35,175)	11,696
Inventories	(49,329)	(26,695)
Income taxes receivable	(5,735)	(8,539)
Prepaid expenses and other assets	(12,720)	(1,117)
Accounts payable	(6,105)	6,823
Other liabilities	(12,851)	(8,664)
Net cash (used in) provided by operating activities	(25,590)	31,932
Investing activities
Acquisition of property and equipment	(10,104)	(7,587)
Equity method investments	(1,875)	(2,774)
Equity security investments	—	(5,100)
Acquisition of intangibles	(1,500)	—
Business acquisitions, net of cash acquired	(24,156)	(5,105)
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	—	(635)
Redemptions of available-for-sale investments	—	25,945
Purchases of available-for-sale investments	—	(1,326)
Net cash (used in) provided by investing activities	(37,635)	3,418
Financing activities
Principal payments of term loan	(55,000)	(22,500)
Holdback and retention payments for business acquisition	(500)	—
Proceeds from shares issued, net of issuance costs	88,437	11,778
Payment of debt issuance costs	(8)	—
Tax withholding payment related to net settlement of equity awards	(1,370)	(853)
Exercise of stock options	—	682
Other	(15)	(14)
Net cash provided by (used in) financing activities	31,544	(10,907)
Effects of currency translation on cash and cash equivalents	(270)	(257)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(31,951)	24,186
Cash, cash equivalents and restricted cash at beginning of period	132,859	77,231
Cash, cash equivalents and restricted cash at end of period	$100,908	$101,417
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$11,054	$718
Interest	$4,818	$3,398
Non-cash activities
Issuance of common stock for business acquisition	109,820	—
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the six months ended October 28, 2023 and October 29, 2022, respectively	$—	$(26)
Change in foreign currency translation adjustments	$(1,625)	$(1,992)
Issuances of inventory to property and equipment, ISR in-service assets	$—	$4,085
Acquisitions of property and equipment included in accounts payable	$915	$810

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 28, 2023 are not necessarily indicative of the results for the full year ending April 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2023, included in the Company’s Annual Report on Form 10-K.

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

On August 17, 2022, the Company closed its acquisition of Planck Aerosystems, Inc. (“Planck”) pursuant to the purchase agreement, and post-acquisition, Planck has been incorporated into the UMS segment. The assets, liabilities and operating results of Planck have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 16—Business Acquisitions for further details.

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc. (“Tomahawk”) pursuant to a merger agreement, and post-acquisition, Tomahawk has been incorporated into the UMS segment. The assets, liabilities and operating results of Tomahawk have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 16—Business Acquisitions for further details.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the six months ended October 28, 2023.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s reserves for inventory excess and obsolescence have been reclassified from changes in inventories to non-cash adjustments within operating activities on the consolidated statements of cash flows for all periods presented. Reportable segment presentation for the three and six months ended October 29, 2022 has been reclassified to conform to the current year reportable segments: UMS, LMS and MacCready Works (“MW”) resulting from the Company’s reorganization, which was effective May 1, 2023. Refer to Note 18—Segments for further details.

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for LMS product deliveries, certain Tomahawk product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, which historically included revenue from intelligence, surveillance, and reconnaissance (“ISR”) services, is recognized over time as services are rendered. In accordance with ASC 606, the Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. In the past, the Company operated its medium unmanned aircraft systems (“MUAS”) in overseas locations to support U.S. military operations under ISR services contracts under a contractor-owned, contractor-operated (“COCO”) arrangement. During the year ended April 30, 2023, all COCO sites were closed. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s Small UAS (“SUAS”), MUAS, unmanned ground vehicles (“UGV”) product sales revenue is composed of revenue recognized on contracts for the delivery of SUAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

Performance obligations satisfied over time accounted for 39% of revenue during each of the three and six months ended October 28, 2023. Performance obligations satisfied over time accounted for 65% and 63% of revenue during the three and six months ended October 29, 2022, respectively. Performance obligations satisfied at a point in time accounted for 61% of revenue during each of the three and six months ended October 28, 2023. Performance obligations satisfied at a point in time accounted for 35% and 37% of revenue during the three and six months ended October 29, 2022, respectively.

On October 28, 2023, the Company had approximately $487,030,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 59% of the remaining performance obligations as revenue in fiscal 2024 and the remaining 41% in fiscal 2025.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of October 28, 2023 and April 30, 2023 was $1,792,000 and $1,878,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six months ended October 28, 2023, respectively. During the three months ended October 29, 2022, the Company recognized forward loss reserves on two MUAS ISR contracts totaling $1,952,000 related to unfavorable changes in the estimated costs to complete the contracts. The company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. The aggregate impact of the change in estimate decreased net income by $1,500,000 and diluted loss per share by $0.06. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the six months ended October 29, 2022, respectively.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three or six month periods ended October 28, 2023 or October 29, 2022. During the three and six months ended October 28, 2023, the Company revised its estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1,716,000 and $1,439,000, respectively. During the three months ended October 29, 2022, the Company revised its estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1,332,000. During the six months ended October 29, 2022, the Company revised its estimates of the total expected costs to complete two LMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2,560,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
Revenue by segment	2023	2022	2023	2022
UMS	$132,773	$61,634	$230,980	$129,408
LMS	30,249	31,101	61,166	54,113
MW	17,794	18,849	41,017	36,579
Total revenue	$180,816	$111,584	$333,163	$220,100

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
Revenue by contract type	2023	2022	2023	2022
FFP	$159,879	$85,236	$289,821	$166,065
CPFF	19,802	25,013	41,095	51,468
T&M	1,135	1,335	2,247	2,567
Total revenue	$180,816	$111,584	$333,163	$220,100

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

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
Revenue by customer category	2023	2022	2023	2022
U.S. government	$149,959	$84,165	$251,307	$151,880
Non-U.S. government	30,857	27,419	81,856	68,220
Total revenue	$180,816	$111,584	$333,163	$220,100

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
Revenue by geographic location	2023	2022	2023	2022
Domestic	$69,975	$67,657	$128,101	$117,760
International	110,841	43,927	205,062	102,340
Total revenue	$180,816	$111,584	$333,163	$220,100

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three and six month period ended October 28, 2023 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended October 28, 2023 that was included in customer advances balances as of April 30, 2023 was $696,000 and $2,416,000, and revenue recognized for the three and six month periods ended October 29, 2022 that was included in customer advances balances as of April 30, 2022 was $1,080,000 and $3,004,000, respectively.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of October 28, 2023, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 18—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At October 28, 2023 and April 30, 2023, the Company had no reserve for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net income (loss) attributable to AeroVironment, Inc.	$17,840	$(6,668)	$39,735	$(15,063)
Denominator for basic earnings (loss) per share:
Weighted average common shares	26,865,763	24,900,873	26,479,168	24,852,219
Dilutive effect of employee stock options, restricted stock and restricted stock units	91,043	—	90,099	—
Denominator for diluted earnings (loss) per share	26,956,806	24,900,873	26,569,267	24,852,219

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 1,284 and 1,082 for the three and six months ended October 28, 2023. Due to the net loss for the three and six months ended October 29, 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 148,196 and 156,625 for the three and six months ended October 29, 2022, respectively.

Recently Issued Accounting Standards

No recently issued accounting standards are expected to impact the Company.

2. Investments

Investments consist of the following (in thousands):

	October 28,	April 30,
	2023	2023
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	1,505	4,969
Total long-term available-for-sale securities investments	1,505	4,969
Equity method investments
Investments in limited partnership funds	19,106	18,644
Total equity method investments	19,106	18,644
Total long-term investments	$20,611	$23,613

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized loss recorded (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net (losses) gains recognized during the period on equity securities	$(2,450)	$928	$(3,463)	$928
Less: Net loss recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$(2,450)	$928	$(3,463)	$928

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

The Company’s financial assets measured at fair value on a recurring basis at October 28, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$1,415	$—	$—	$1,415
Warrants	—	90	—	90
Total	$1,415	$90	$—	$1,505

The Company’s financial liabilities measured at fair value on a recurring basis at October 28, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$2,116	$2,116
Total	$—	$—	$2,116	$2,116

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$4,714	$—	$—	$4,714
Warrants	—	255	—	255
Total	$4,714	$255	$—	$4,969

The Company’s financial liabilities measured at fair value on a recurring basis at April 30, 2023, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Contingent consideration	$—	$—	$2,109	$2,109
Total	$—	$—	$2,109	$2,109

The following table provides a reconciliation between the beginning and ending balances of items measured at fair value on a recurring basis that used significant unobservable inputs (Level 3) (in thousands):

Fair Value
Measurements Using
Significant
Unobservable Inputs
Liabilities
Description	(Level 3)
Balance at May 1, 2023	$2,109
Business acquisition	—
Transfers to Level 3	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	7
Settlements	—
Balance at October 28, 2023	$2,116
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at October 28, 2023	$—

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob GmbH”), including Telerob GmbH’s wholly-owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob GmbH, “Telerob”) pursuant to its Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH (the “Telerob Seller”). Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $6,339,000) in additional cash consideration if specific revenue and contract award targets for Telerob are achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The fair value of the contingent consideration is recorded in other current liabilities on the condensed consolidated balance sheet. The first year earnout of €2,000,000 (approximately $2,116,000) was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000 (approximately $2,116,000) was achieved and was paid in November 2023. The third earnout of €2,000,000 (approximately $2,116,000) is not expected to be achieved.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	October 28,	April 30,
	2023	2023

Raw materials	$71,273	$67,775
Work in process	71,459	43,276
Finished goods	60,415	42,968
Inventories, gross	203,147	154,019
Reserve for inventory excess and obsolescence	(21,380)	(15,205)
Inventories, net	$181,767	$138,814

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the second limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2023, the Company made total contributions of $5,778,000. The Company made a capital contribution of $1,875,000 during the three months ended October 28, 2023. Under the terms of the second limited partnership agreement, the Company has committed to make additional capital contributions of $12,347,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and six months ended October 28, 2023, the Company recorded its ownership percentage of the net losses of the limited partnerships, or $(1,393,000) and $(1,414,000), respectively, in equity method investment loss, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and six months ended October 29, 2022, the Company recorded its ownership percentage of the net loss of the limited partnership, or $(1,273,000) and $(1,773,000), respectively, in equity method investment loss, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At October 28, 2023 and April 30, 2023, the carrying value of the investments in the limited partnership funds of $19,106,000 and $18,644,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment loss, net of tax. For the three and six months ended October 28, 2023 and October 29, 2022, the Company recorded $0 for its ownership percentage of the net loss of Altoy in equity method investment loss, net of tax in the unaudited condensed consolidated statements of operations. At October 28, 2023 and April 30, 2023, the carrying value of the investment in Altoy of $71,000 and $114,000, respectively, was recorded in other assets on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October 28, 2023 and October 29, 2022, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Beginning balance	$4,627	$2,988	$3,642	$2,190
Balance acquired from acquisition	40	—	40	—
Warranty expense	1,037	134	2,787	1,373
Warranty costs settled	(462)	(105)	(1,227)	(546)
Ending balance	$5,242	$3,017	$5,242	$3,017

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	October 28,	April 30,
	2023	2023
Technology	$100,885	$60,817
Licenses	1,008	1,008
Customer relationships	77,258	72,645
Backlog	2,805	2,895
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	68
Other	144	150
Intangibles, gross	184,638	138,453
Less accumulated amortization	(101,790)	(94,876)
Intangibles, net	$82,848	$43,577

Additions to technology, customer relationships, and trademark and tradenames primarily relate to the Tomahawk acquisition. Refer to Note 16—Business Acquisitions for further details. In addition, during the three months ended October 28, 2023, AeroVironment acquired technology intellectual property of $1,500,000 through an asset purchase agreement with Windward Performance, Ltd. Under the asset purchase agreement AeroVironment acquired intellectual property related to unmanned aircraft for $3,000,000 consisting of $1,500,000 paid at close plus two payments of $750,000 on the first and second anniversaries of the purchase agreement. The additional payments will be expensed to R&D on a straight-line basis over the two year term.

The weighted average amortization period at each of October 28, 2023 and April 30, 2023 was four years. Amortization expense for the three and six months ended October 28, 2023 was $4,262,000 and $7,276,000, respectively. Amortization expense for the three and six months ended October 29, 2022 was $5,983,000 and $11,852,000, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2024	$10,635
2025	19,119
2026	14,983
2027	12,615
2028	11,901
$69,253

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	UMS	LMS	MW	Total
Balance at April 30, 2023	$161,547	$—	$19,254	$180,801
Additions to goodwill	94,776	—	—	94,776
Change to goodwill	(796)	—	—	(796)
Balance at October 28, 2023	$255,527	$—	$19,254	$274,781

Effective May 1, 2023, the reporting segments for goodwill are UMS, LMS and MW. The UMS segment includes goodwill from the acquisitions of Pulse Aerospace, LLC (“Pulse”), Arcturus UAV, Inc. (“Arcturus”), Telerob, Planck and Tomahawk acquisitions. The Tomahawk acquisition is included in the additions to goodwill. Refer to Note 16—Business Acquisitions for further details. The goodwill change to UMS is attributable to the Telerob acquisition recorded in Euros and translated to dollars at each reporting date. The MW segment includes goodwill from the purchase of certain assets of Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation. The MUAS reporting unit, included in the UMS reportable segment, is considered at an increased risk of failing future quantitative goodwill impairment tests as an impairment was recorded during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2023. As of October 28, 2023, the company has not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test. The annual impairment test for the fiscal year ending April 30, 2024 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $15,668,000 as of October 28, 2023 will also be evaluated for potential impairment during the fourth quarter.

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

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100,000,000 revolving credit facility, which includes a $25,000,000 sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200,000,000 term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPMorgan Chase Bank were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

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

The Credit Agreement, as amended by the First Amendment to Credit Agreement and Second Amendment to the Credit Agreement, contains certain customary events of default, which include failure to make payments when due thereunder, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, invalidity of loan documents, or a Change of Control (as defined in the Credit Agreement). Upon the occurrence and continuation of an event of default, the Lenders may cease making future loans under the Credit Agreement and may declare all amounts owing under the Credit Agreement to be immediately due and payable.

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of October 28, 2023, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	October 28,	April 30,
	2023	2023
	(In thousands)	(In thousands)
Term loan	$80,000	$135,000
Revolving credit facility	—	—
Total debt	80,000	135,000
Less current portion	5,000	7,500
Total long-term debt, less current portion	75,000	127,500
Less unamortized debt issuance costs - term loans	1,322	1,596
Total long-term debt, net of unamortized debt issuance costs - term loans	$73,678	$125,904
Unamortized debt issuance costs - revolving credit facility	$653	$795
Current period interest rate	7.2%	7.1%

Future long-term debt principal payments at October 28, 2023 were as follows:

(In thousands)
2024	$—
2025	10,000
2026	70,000
2027	—
2028	—
$80,000

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 28,	October 29,
	2023	2022
Operating lease cost	$4,486	$3,775
Short term lease cost	733	479
Variable lease cost	833	430
Sublease income	—	—
Total lease costs, net	$6,052	$4,684

Supplemental lease information was as follows:

	Six Months Ended	Six Months Ended
	October 28,	October 29,
	2023	2022
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,588	$3,705
Right-of-use assets obtained in exchange for new lease liabilities	$7,120	$2,134

Weighted average remaining lease term	54 months	58 months
Weighted average discount rate	5.2%	3.5%

Maturities of operating lease liabilities as of October 28, 2023 were as follows (in thousands):

2024	$4,900
2025	9,390
2026	7,164
2027	6,547
2028	4,520
Thereafter	5,106
Total lease payments	37,627
Less: imputed interest	(5,082)
Total present value of operating lease liabilities	$32,545

11. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 28,	October 29,
	2023	2022
Balance, net of $0 and $8 deferred taxes, as of April 30, 2023 and April 30, 2022, respectively	$(4,452)	$(6,514)
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the six months ended October 28, 2023 and October 29, 2022, respectively	—	26
Change in foreign currency translation adjustments	(1,625)	(1,992)
Balance, net of $0 deferred taxes, as of October 28, 2023 and October 29, 2022, respectively	$(6,077)	$(8,480)

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $19,078,000 and $43,461,000 for the three and six months ended October 28, 2023. Revenue from customer-funded R&D was approximately $24,937,000 and $47,936,000 for the three and six months ended October 29, 2022, respectively.

13. Long-Term Incentive Awards

During the three months ended July 29, 2023, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 28, 2023, the Company recorded $1,200,000 and $1,834,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. The Company recorded no compensation expense related to the Fiscal 2024 LTIP for the three and six months ended October 29, 2022. At October 28, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $16,201,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 28, 2023, the Company recorded $1,191,000 and $1,852,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. For the three and six months ended October 29, 2022, the Company recorded $664,000 and $1,061,000 of compensation expense related to the Fiscal 2023 LTIP. At October 28, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $11,895,000.

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 28, 2023, the Company recorded $356,000 and $488,000 of compensation expense related to the Fiscal 2022 LTIP, respectively. For the three and six months ended October 29, 2022, the Company recorded a reversal of $(311,000) and $(116,000) of compensation expense related to the Fiscal 2022 LTIP, respectively. At October 28, 2023, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $9,458,000.

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

14. Income Taxes

For the three and six months ended October 28, 2023, the Company recorded a provision for income taxes of $1,137,000 and $2,451,000, respectively, yielding an effective tax rate of 5.6% for both periods. For the three and six months ended October 29, 2022, the Company recorded a benefit from income taxes of $(10,457,000) and $(7,851,000) yielding an effective tax rate of 66.1% and 37.2%, respectively. The variance from statutory rates for the three and six months ended October 28, 2023 was primarily due to foreign derived intangible income deductions and to federal R&D credits. Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the three and six months ended October 29, 2022, the Company calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and six months ended October 29, 2022. The variance from statutory rates for the three and six months ended October 29, 2022 was primarily due to a combination of federal R&D credits and the foreign-derived intangible income deduction.

15. Share Repurchase Plan and Issuances

The Company’s share repurchase program announced September 2015 was terminated by the Company’s Board of Directors in September 2022. There were no repurchases of the Company’s common stock during the six months ended October 29, 2022.

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. During the three and six months ended October 28, 2023, the Company sold 807,370 shares for total gross proceeds of $91,313,000, total proceeds received of $88,574,000, net of commission expense and $88,437,000 net of equity issuance costs. During the three and six months ended October 29, 2022, the Company sold 125,441 of its shares for total gross proceeds of $12,700,000, total proceeds received of $12,347,000, net of commission expense and $11,778,000 net of equity issuance costs. As of October 28, 2023, the Company has completed the Open Market Sale AgreementSM and sold 1,917,100 of its shares for total gross proceeds of $200,000,000, total proceeds received of $193,999,000, net of commission expense and $193,086,000 net of equity issuance costs.

16. Business Acquisitions

Tomahawk Acquisition

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc., a leader in AI-enabled robotic control systems. Pursuant to the merger agreement, the Company paid a total purchase price of $134,467,000 consisting of 985,999 in restricted common stock of the Company valued at $109,820,000 and $27,205,000 cash-on-hand, net of $3,048,000 cash acquired, plus a $490,000 holdback for 100% of Tomahawk equity. The fair value of the shares issued was the closing price on September 15, 2023, the close of the Tomahawk purchase agreement. Tomahawk is incorporated into AeroVironment’s UMS segment. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of unmanned systems through a singular platform with similar control features. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Tomahawk. The purchase price allocation is expected to be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date (in thousands):

September 15,
2023
Fair value of assets acquired:
Accounts receivable	$2,314
Unbilled receivable	993
Inventories, net	2,882
Prepaid and other current assets	148
Property and equipment, net	1,789
Operating lease assets	1,337
Other assets	71
Technology	39,000
Customer relationship	4,800
Trademarks	1,600
Deferred tax asset	3,603
Goodwill	94,776
Total identifiable net assets	$153,313

Fair value of liabilities assumed:
Accounts payable	3,788
Wages and related accruals	620
Customer advances	1,648
Current operating lease liabilities	482
Other current liabilities	411
Non-current operating lease liabilities	855
Other non-current liabilities	7
Deferred income taxes	11,035
Total liabilities assumed	18,846
Total identifiable net assets	$134,467

Fair value of consideration transferred:
Equity consideration	$109,820
Cash consideration, net of cash acquired	24,157
Holdback	490
Total consideration	$134,467

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

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Tomahawk and expected future customers in the UMS market. For income tax purposes the acquisition is treated as a stock acquisition, and none of the goodwill is expected to be deductible.

Tomahawk Supplemental Pro Forma Information (unaudited)

Tomahawk revenue and loss from operations for the three months ended October 28, 2023 since acquisition on September 15, 2023 was $3,342,000 and $(2,045,000), respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2022 (in thousands):

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Revenue	$184,323	$114,411	$343,684	$225,755
Net income (loss) attributable to AeroVironment, Inc.	$17,420	$(10,812)	$37,007	$(22,899)

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 30, 2022, reflecting the additional amortization that would have been charged and including the results of Tomahawk prior to acquisition.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2022, nor are they indicative of results of operations that may occur in the future.

Planck Acquisition

On August 17, 2022 the Company closed its acquisition of Planck, a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck, which was paid during the three months ended October 28, 2023. Planck is a small technology company incorporated into AeroVironment’s UMS segment for the MUAS product line to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

Planck Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

	Three Months Ended	Six Months Ended
	October 29,	October 29,
	2022	2022
Revenue	$111,584	$223,016
Net loss attributable to AeroVironment, Inc.	$(6,131)	$(13,450)

Planck revenue for the three months ended October 29, 2022 since acquisition on August 17, 2022 was $68,000. The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

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

The projected benefit obligation includes assumptions of a discount rate of 2.4% and pension increase for in-payment benefits of 1.5% for October 28, 2023 and April 30, 2023. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2024. The Company assumed expected return on plan assets of 2.9% for October 28, 2023 and April 30, 2023.

Expected benefits payments as of April 30, 2023 (in thousands):

2024	$177
2025	190
2026	192
2027	195
2028	197
2029-2033	1,008
Total expected benefit payments	$1,959

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Expected return on plan assets	$—	$—	$—	$—
Interest cost	29	—	59	(17)
Actuarial gain	—	—	—	241
Net periodic benefit cost	$29	$—	$59	$224

18. Segments

Effective May 1, 2023, the Company reorganized its segments. Due to the Company’s growth as an organization, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Unmanned Systems—The UMS segment, which consists of the former SUAS, MUAS and UGV segments and the recently acquired Tomahawk, focuses primarily on small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support including training, spare and accessory parts, product repair, product replacement, maintenance and upgrades; medium UAS products designed to operate reliably at medium altitudes with longer range while carrying larger payloads including airborne platforms, payloads and payload integration, and ground support equipment and other items and services related generally to unmanned aircraft systems historically including ISR services; UGV products designed to help responders remove, contain or neutralize these hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans; and AI-enabled common control and communication solutions that allow any unmanned system to be controlled from a common user interface while aggregating data from multiple platforms to provide real time intelligence.

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

	Three Months Ended October 28, 2023
	UMS	LMS	MW	Total
Revenue	$132,773	$30,249	$17,794	$180,816
Gross margin	62,742	9,343	3,265	75,350

Income (loss) from operations	33,859	(1,189)	(7,492)	25,178
Acquisition-related expenses	1,000	67	26	1,093
Amortization of acquired intangible assets and other purchase accounting adjustments	3,744	—	669	4,413
Adjusted income (loss) from operations	$38,603	$(1,122)	$(6,797)	$30,684

	Three Months Ended October 29, 2022
	UMS	LMS	MW	Total
Revenue	$61,634	$31,101	$18,849	$111,584
Gross margin	7,903	12,636	5,351	25,890

(Loss) income from operations	(17,347)	2,004	1,029	(14,314)
Acquisition-related expenses	569	—	—	569
Amortization of acquired intangible assets and other purchase accounting adjustments	7,250	—	592	7,842
Adjusted (loss) income from operations	$(9,528)	$2,004	$1,621	$(5,903)

	Six Months Ended October 28, 2023
	UMS	LMS	MW	Total
Revenue	$230,980	$61,166	$41,017	$333,163
Gross margin	111,111	21,666	8,233	141,010

Income (loss) from operations	55,608	3,721	(7,784)	51,545
Acquisition-related expenses	1,674	67	26	1,767
Amortization of acquired intangible assets and other purchase accounting adjustments	6,345	—	1,233	7,578
Adjusted income (loss) from operations	$63,627	$3,788	$(6,525)	$60,890

	Six Months Ended October 29, 2022
	UMS	LMS	MW	Total
Revenue	$129,408	$54,113	$36,579	$220,100
Gross margin	29,406	20,383	9,815	59,604

(Loss) income from operations	(21,045)	973	2,484	(17,588)
Acquisition-related expenses	873	—	31	904
Amortization of acquired intangible assets and other purchase accounting adjustments	13,595	—	1,208	14,803
Adjusted (loss) income from operations	$(6,577)	$973	$3,723	$(1,881)

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	October 28, 2023
	UMS	LMS	MW	Corporate	Total
Identifiable assets	$571,786	$138,596	$47,693	$248,625	$1,006,700

	April 30, 2023
	UMS	LMS	MW	Corporate	Total
Identifiable assets	$474,417	$103,375	$39,650	$207,135	$824,577

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue for LMS product deliveries, certain Tomahawk product deliveries and customer-funded research and development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue, which historically included ISR services, is recognized over time as services are rendered. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. During the year ended April 30, 2023, all of our MUAS COCO sites were closed. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

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

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and six months ended October 28, 2023 and October 29, 2022, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended October 28, 2023 and October 29, 2022, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 28,	October 29,
	2023	2022

Gross favorable adjustments	$4,138	$2,611
Gross unfavorable adjustments	(1,321)	(1,467)
Net favorable adjustments	$2,817	$1,144

For the three months ended October 28, 2023, favorable cumulative catch-up adjustments of $4.1 million were primarily due to final cost adjustments on seven contracts. During the three months ended October 28, 2023, we revised our estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.7 million. For the same period, unfavorable cumulative catch-up adjustments of $1.3 million were primarily related to higher than expected costs on seven contracts, which individually were not material.

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

For the six months ended October 28, 2023 and October 29, 2022, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Six Months Ended
	October 28,	October 29,
	2023	2022

Gross favorable adjustments	$5,562	$2,034
Gross unfavorable adjustments	(2,018)	(3,419)
Net favorable (unfavorable) adjustments	$3,544	$(1,385)

For the six months ended October 28, 2023, favorable cumulative catch-up adjustments of $5.6 million were primarily due to final cost adjustments on 10 contracts. During the six months ended October 28, 2023, we revised our estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.4 million. For the same period, unfavorable cumulative catch-up adjustments of $2.0 million were primarily related to higher than expected costs on 10 contracts, which individually were not material.

For the six months ended October 29, 2022, favorable cumulative catch-up adjustments of $2.0 million were primarily due to final cost adjustments on 20 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $3.4 million were primarily related to higher than expected costs on four contracts. During the six months ended October 29, 2022, we revised our estimates of the total expected costs to complete two LMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2.6 million.

Also during the six months ended October 29, 2022, the Company recognized forward loss reserves on three MUAS ISR contracts totaling $2.3 million related to unfavorable changes in the estimated costs to complete the contracts. The company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. The aggregate impact of the change in estimate decreased net income by $1.5 million and diluted loss per share by $0.06.

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

Our evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of our reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test we estimate the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business.

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

Our MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests as an impairment was recorded during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2023. As of October 28, 2023, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test. The intangibles included in the MUAS reporting unit of $15.7 million as of October 28, 2023 will also be evaluated for potential impairment during the fourth quarter goodwill impairment test.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended October 28, 2023 Compared to Three Months Ended October 29, 2022

	Three Months Ended
	October 28,	October 29,
	2023	2022

Revenue	$180,816	$111,584
Cost of sales	105,466	85,694
Gross margin	75,350	25,890
Selling, general and administrative	28,147	23,613
Research and development	22,025	16,591
Income (loss) from operations	25,178	(14,314)
Other (loss) income:
Interest expense, net	(1,950)	(2,309)
Other (expense) income, net	(2,858)	810
Income (loss) before income taxes	20,370	(15,813)
Provision for (benefit from) income taxes	1,137	(10,457)
Equity method investment loss, net of tax	(1,393)	(1,273)
Net income (loss)	$17,840	$(6,629)

We have identified three reportable segments, Unmanned Systems (“UMS”), Loitering Munitions Systems (“LMS”) and MacCready Works (“MW”). The UMS segment consists of our small UAS, including our recent Tomahawk acquisition, medium UAS and UGV product lines. The LMS segment consists of our renamed existing tactical missile systems product lines. The MW segment consists of our MacCready Works products and services and the development of High Altitude Pseudo-Satellite systems (“HAPS”). The following table (in thousands) sets forth our revenue, gross margin and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses. All corporate and headquarter expenses are allocated to the reportable segments.

	Three Months Ended October 28, 2023
	UMS	LMS	MW	Total
Revenue	$132,773	$30,249	$17,794	$180,816
Gross margin	62,742	9,343	3,265	75,350

Income (loss) from operations	33,859	(1,189)	(7,492)	25,178
Acquisition-related expenses	1,000	67	26	1,093
Amortization of acquired intangible assets and other purchase accounting adjustments	3,744	—	669	4,413
Adjusted income (loss) from operations	$38,603	$(1,122)	$(6,797)	$30,684

	Three Months Ended October 29, 2022
	UMS	LMS	MW	Total
Revenue	$61,634	$31,101	$18,849	$111,584
Gross margin	7,903	12,636	5,351	25,890

(Loss) income from operations	(17,347)	2,004	1,029	(14,314)
Acquisition-related expenses	569	—	—	569
Amortization of acquired intangible assets and other purchase accounting adjustments	7,250	—	592	7,842
Adjusted (loss) income from operations	$(9,528)	$2,004	$1,621	$(5,903)

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	October 28,	October 29,	October 28,	October 29,
	2023	2022	2023	2022
Cost of sales:
Product sales	$1,856	$1,009	$2,896	$2,034
Contract services	1,356	2,975	2,712	5,048
Selling, general and administrative	1,201	3,858	1,970	7,721
Total	$4,413	$7,842	$7,578	$14,803

Revenue. Revenue for the three months ended October 28, 2023 was $180.8 million, as compared to $111.6 million for the three months ended October 29, 2022, representing an increase of $69.2 million, or 62%. The increase in revenue was due to an increase in product revenue of $83.4 million, partially offset by a decrease in service revenue of $14.2 million. The increase in product revenue was primarily due to increases in UMS and LMS product revenue. The decrease in service revenue was due to a decrease in UMS, LMS and MW service revenue. We expect the lower levels of UMS service revenues to continue through fiscal 2024 due to the closure of all COCO site locations during fiscal year 2023. With the higher backlog, the increase in the UMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the three months ended October 28, 2023 was $105.5 million, as compared to $85.7 million for the three months ended October 29, 2022, representing an increase of $19.8 million, or 23%. The increase in cost of sales was a result of an increase in product cost of sales of $39.6 million, partially offset by a decrease in service costs of sales of $19.8 million. The increase in product costs of sales was primarily due to an increase in product revenue, partially offset by a favorable product mix. The decrease in service cost of sales was primarily due to a decrease in service revenue. Cost of sales for the three months ended October 28, 2023 included $3.2 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $4.0 million for the three months ended October 29, 2022. Cost of services for the three months ended October 29, 2022 also included $7.6 million of depreciation of in-service ISR assets. As a percentage of revenue, cost of sales decreased from 77% to 58%, primarily due to an increase in the proportion of product revenue to total revenue, a favorable product mix and the prior year COCO operations costs.

Gross Margin. Gross margin for the three months ended October 28, 2023 was $75.4 million, as compared to $25.9 million for the three months ended October 29, 2022, representing an increase of $49.5 million, or 191%. The increase in gross margin was primarily due to an increase in product margin of $43.8 million and an increase in service margin of $5.6 million. The increase in product margin was primarily due to the increase in product sales and a favorable product mix. The increase in service margin was primarily due to the decrease of $7.6 million of depreciation of in-service ISR assets, partially offset by a decrease in service revenue. As a percentage of revenue, gross margin increased from 23% to 42%, primarily due to an increase in the proportion of product revenue to total revenue, a favorable product mix and the prior year costs related to COCO operations costs.

Selling, General and Administrative. SG&A expense for the three months ended October 28, 2023 was $28.1 million, or 16% of revenue, as compared to SG&A expense of $23.6 million, or 21% of revenue, for the three months ended October 29, 2022. The increase in SG&A expense was primarily due to an increase in employee related expenses, partially offset by a decrease in intangible amortization and other non-cash purchase accounting expenses largely driven by the accelerated amortization of COCO customer relationships recorded during the three months ended April 30, 2023.

Research and Development. R&D expense for the three months ended October 28, 2023 was $22.0 million, or 12% of revenue, as compared to R&D expense of $16.6 million, or 15% of revenue, for the three months ended October 29, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended October 28, 2023 was $2.0 million compared to interest expense, net of $2.3 million for the three months ended October 29, 2022. The decrease in interest expense, net was primarily due to lower average outstanding balances on our debt facility, partially offset by higher interest rates.

Other Expense, net. Other expense, net, for the three months ended October 28, 2023 was $2.9 million compared to other income, net of $0.8 million for the three months ended October 29, 2022 primarily due to unrealized losses associated with decreases in the fair market value for equity security investments.

Provision for (Benefit from) Income Taxes. Our effective income tax rate was 5.6% for the three months ended October 28, 2023, as compared to (66.1)% for the three months ended October 29, 2022. The increase in our effective income tax rate was primarily due to an increase in income before income taxes combined with an increase in projected full year income before income taxes and increases in expected foreign-derived intangible income deductions and federal R&D tax credits. The effective income tax rate for the three months ended October 28, 2023 was primarily impacted by expected federal R&D tax credits and foreign-derived intangible income deductions.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended October 28, 2023 was $1.4 million as compared to equity method investment loss, net of tax of $1.3 million for the three months ended October 29, 2022.

Six Months Ended October 28, 2023 Compared to Six Months Ended October 29, 2022

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

	Six Months Ended
	October 28,	October 29,
	2023	2022

Revenue	$333,163	$220,100
Cost of sales	192,153	160,496
Gross margin	141,010	59,604
Selling, general and administrative	51,974	45,556
Research and development	37,491	31,636
Income (loss) from operations	51,545	(17,588)
Other (loss) income:
Interest expense, net	(3,958)	(3,912)
Other (expense) income, net	(3,987)	404
Income (loss) before income taxes	43,600	(21,096)
Provision for (benefit from) income taxes	2,451	(7,851)
Equity method investment loss, net of tax	(1,414)	(1,773)
Net income (loss)	$39,735	$(15,018)

	Six Months Ended October 28, 2023
	UMS	LMS	MW	Total
Revenue	$230,980	$61,166	$41,017	$333,163
Gross margin	111,111	21,666	8,233	141,010

Income (loss) from operations	55,608	3,721	(7,784)	51,545
Acquisition-related expenses	1,674	67	26	1,767
Amortization of acquired intangible assets and other purchase accounting adjustments	6,345	—	1,233	7,578
Adjusted income (loss) from operations	$63,627	$3,788	$(6,525)	$60,890

	Six Months Ended October 29, 2022
	UMS	LMS	MW	Total
Revenue	$129,408	$54,113	$36,579	$220,100
Gross margin	29,406	20,383	9,815	59,604

(Loss) income from operations	(21,045)	973	2,484	(17,588)
Acquisition-related expenses	873	—	31	904
Amortization of acquired intangible assets and other purchase accounting adjustments	13,595	—	1,208	14,803
Adjusted (loss) income from operations	$(6,577)	$973	$3,723	$(1,881)

Revenue. Revenue for the six months ended October 28, 2023 was $333.2 million, as compared to $220.1 million for the six months ended October 29, 2022, representing an increase of $113.1 million, or 51%. The increase in revenue was due to an increase in product revenue of $144.9 million, partially offset by a decrease in service revenue of $31.9 million. The increase in product revenue was primarily due to an increase in UMS, LMS and MW product revenue. The decrease in service revenue was primarily due to a decrease in UMS and LMS service revenue, partially offset by an increase in MW service revenue. We expect the lower levels of UMS service revenues to continue through fiscal 2024 due to the closure of all COCO site locations during fiscal year 2023. With the higher backlog, the increase in the UMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the six months ended October 28, 2023 was $192.2 million, as compared to $160.5 million for the six months ended October 29, 2022, representing an increase of $31.7 million, or 20%. The increase in cost of sales was a result of an increase in product cost of sales of $68.3 million, partially offset by a decrease in service costs of sales of $36.6 million. The increase in product cost of sales was primarily due to an increase in product revenue, partially offset by a favorable product mix. The decrease in service cost of sales was primarily due to a decrease in service revenue. Cost of sales for the six months ended October 28, 2023 included $5.6 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $7.1 million for the six months ended October 29, 2022. Cost of services for the six months ended October 29, 2022 also included $11.8 million of depreciation of in-service ISR assets. As a percentage of revenue, cost of sales decreased from 73% to 58%, primarily due to an increase in the proportion of product revenue to total revenue, a favorable product mix and the prior year COCO operation costs.

Gross Margin. Gross margin for the six months ended October 28, 2023 was $141.0 million, as compared to $59.6 million for the six months ended October 29, 2022, representing an increase of $81.4 million, or 137%. The increase in gross margin was due to an increase in product margin of $76.6 million and an increase in service margin of $4.8 million. The increase in product margin was primarily due to the increase in product sales combined with a favorable product mix. The increase in service margin was primarily due to the decrease of $11.8 million of depreciation of in-service ISR assets, partially offset by a decrease in service revenue. As a percentage of revenue, gross margin increased from 27% to 42%, primarily due to an increase in the proportion of product revenue to total revenue, a favorable product mix and the prior year COCO operations costs.

Selling, General and Administrative. SG&A expense for the six months ended October 28, 2023 was $52.0 million, or 16% of revenue, as compared to SG&A expense of $45.6 million, or 21% of revenue, for the six months ended October 29, 2022. The increase in SG&A expense was primarily due to an increase in employee related expenses, partially offset by a decrease in intangible amortization and other non-cash purchase accounting expenses largely driven by the accelerated amortization of COCO customer relationships recorded during the three months ended April 30, 2023.

Research and Development. R&D expense for the six months ended October 28, 2023 was $37.5 million, or 11% of revenue, as compared to R&D expense of $31.6 million, or 14% of revenue, for the six months ended October 29, 2022, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Interest Expense, net. Interest expense, net for the six months ended October 28, 2023 was $4.0 million compared to interest expense, net of $3.9 million for the six months ended October 29, 2022. The increase in interest expense, net was primarily due to higher interest rates on our debt facility, partially offset by lower average outstanding balances.

Other (Expense) Income, net. Other expense, net, for the six months ended October 28, 2023 was $(4.0) million compared to other income, net of $0.4 million for the six months ended October 29, 2022. The increase in other expense, net is primarily due to unrealized losses associated with decreases in fair market value for equity security investments.

Provision for (Benefit from) Income Taxes. Our effective income tax rate was 5.6% for the six months ended October 28, 2023, as compared to (37.2)% for the six months ended October 29, 2022. The increase in our effective income tax rate was in part due to an increase in year to date actual and projected full year income before income taxes combined with increases in expected foreign-derived intangible income deductions and federal R&D tax credits. The effective income tax rate for the six months ended October 28, 2023 was primarily impacted by expected federal R&D tax credits and foreign-derived intangible income deductions.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the six months ended October 28, 2023 was $1.4 million as compared to $1.8 million for the six months ended October 29, 2022.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 28, 2023, our funded backlog was approximately $487.0 million, as compared to $424.1 million as of April 30, 2023.

In addition to our funded backlog, we also had unfunded backlog of $173.2 million as of October 28, 2023. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for SUAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On September 8, 2022 we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. During the three and six months ended October 28, 2023, we sold 807,370 shares for total gross proceeds of $91.3 million, total proceeds received of $88.6 million, net of commission expense and $88.4 million net of equity issuance costs. As of October 28, 2023, we have completed the Open Market Sale AgreementSM and sold 1,917,100 of our shares for total gross proceeds of $200.0 million and $194.0 million proceeds received, net of commission expense and $193.1 million net of equity issuance costs.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities”. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $11.4 million as of October 28, 2023. As of October 28, 2023, approximately $88.6 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($7.4 million) available for issuing letters of credit of which €2.0 million ($2.1 million) was outstanding as of October 28, 2023.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services, and possible acquisition of entities. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Agreement are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $12.3 million was remaining at October 28, 2023. The contributions are anticipated to be paid over the next four fiscal years. The UGV second year earnout of €2.0 million (approximately $2.1 million) was paid in November 2023. The Tomahawk acquisition closed on September 15, 2023, and we paid a total purchase price of $134.5 million consisting of $109.8 million in stock and $24.2 million from cash on hand, net of cash acquired. Due to the new internal revenue service tax capitalization rules, Section 174, we expect an increase in cash paid for U.S. federal income taxes during the fiscal year ended April 30, 2024 relative to prior periods. On November 30, 2023, we prepaid $15.5 million of the Term Loan principle.

Cash Flows

The following table provides our cash flow data for the six months ended October 28, 2023 and October 29, 2022 (in thousands):

	Six Months Ended
	October 28,	October 29,
	2023	2022

	(Unaudited)
Net cash (used in) provided by operating activities	$(25,590)	$31,932
Net cash (used in) provided by investing activities	$(37,635)	$3,418
Net cash provided by (used in) financing activities	$31,544	$(10,907)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the six months ended October 28, 2023 increased by $57.5 million to $25.6 million, as compared to net cash provided by operating activities of $31.9 million for the six months ended October 29, 2022. The increase in net cash used in operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $107.9 million, largely related to unbilled receivables and retentions, inventories, accounts payable, and prepaid expenses and other assets due to year over year timing differences as well as a decrease in non-cash expenses of $4.4 million primarily due to a decrease in depreciation and amortization, partially offset by an increase in net income of $54.8 million.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $41.1 million to $37.6 million for the six months ended October 28, 2023, as compared to net cash provided by investing activities of $3.4 million for the six months ended October 29, 2022. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions of available-for-sale investments of $24.6 million and an increase in business acquisitions, net of cash acquired of $19.1 million, partially offset by a decrease in equity securities investments of $5.1 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $42.5 million to $31.5 million for the six months ended October 28, 2023, as compared to net cash used in financing activities of $10.9 million for the six months ended October 29, 2022. The increase in net cash provided by financing activities was primarily due to an increase in proceeds from shares issued of $76.7 million, partially offset by an increase in the principal payment of the term loan of $32.5 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the conclusion that we did not adopt any accounting standards during the six months ended October 28, 2023.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $80.0 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 28, 2023, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 28, 2023, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

On September 15, 2023, we acquired Tomahawk, and, as a result, we have begun integrating certain processes, systems and controls relating to Tomahawk into our existing system of internal control over financial reporting in accordance with our integration plans. We do not believe these represent a material change. There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 28, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 30, 2023, a securities class action complaint was filed in the U.S. District Court for the Eastern District of Virginia by Jesse Joseph Bissing naming AeroVironment; Wahid Nawabi, our President and Chief Executive Officer; and Kevin McDonnell, our Senior Vice President and Chief Financial Officer, as defendants. See Bissing v. AeroVironment, Inc., No. 1:23-cv-01160 (E.D. Va.). On November 1, 2023, the plaintiff filed a notice to voluntarily dismiss the action in its entirety, without prejudice, against all defendants. The court ordered the dismissal on November 3, 2023. The complaint asserted violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements regarding revenue and earnings guidance issued by the company for our fiscal year 2022. The plaintiff sought to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period June 29, 2021 through December 7, 2021.

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. We filed our answer on December 16, 2021. Written and oral discovery are ongoing.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended October 28, 2023, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(1)

Agreement and Plan of Merger, dated as of August 18, 2023, by and among AeroVironment, Inc., Tropic Merger Sub, Inc., Tomahawk Robotics, Inc., and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.

3.1(2)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(3)	Fourth Amended and Restated Bylaws of AeroVironment, Inc., amended as of December 1, 2022.
10.1	First Amendment to Lease, dated March 11, 2022, between AeroVironment, Inc. and BCORE Defender CA1W01, LLC, for the property located at 85 Moreland Road, Simi Valley, California.
10.2	Joinder Agreement, dated October 30, 2023, between AeroVironment, Inc. and Bank of America, N.A.
10.3(4)	AeroVironment, Inc. 2023 Employee Stock Purchase Plan
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed August 22, 2023 (File No. 001‑33261)
(2)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).
(3)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed December 7, 2022 (File No. 001‑33261).
(4)	Incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 17, 2023 (File No. 001-33261).

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

Date: December 5, 2023		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)