Form 10-Q
period 2024-01-27
AeroVironment Inc
filed 2024-03-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 27, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 28, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 28,135,734.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of January 27, 2024 (Unaudited) and April 30, 2023	3
	Condensed Consolidated Statements of Operations for the three and nine months ended January 27, 2024 (Unaudited) and January 28, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended January 27, 2024 (Unaudited) and January 28, 2023 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 27, 2024 (Unaudited) and January 28, 2023 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended January 27, 2024 (Unaudited) and January 28, 2023 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	48
Item 4.	Controls and Procedures	48

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	50
Item 1A.	Risk Factors	50
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50
Item 3.	Defaults Upon Senior Securities	50
Item 4.	Mine Safety Disclosures	50
Item 5.	Other Information	50
Item 6.	Exhibits	51
Signatures		52

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	January 27,	April 30,
	2024	2023
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$107,694	$132,859
Accounts receivable, net of allowance for doubtful accounts of $88 at January 27, 2024 and $156 at April 30, 2023	53,236	87,633
Unbilled receivables and retentions	148,588	105,653
Inventories, net	161,384	138,814
Income taxes receivable	8,081	—
Prepaid expenses and other current assets	21,708	12,043
Total current assets	500,691	477,002
Long-term investments	21,282	23,613
Property and equipment, net	45,053	39,795
Operating lease right-of-use assets	28,904	27,363
Deferred income taxes	21,378	27,206
Intangibles, net	77,597	43,577
Goodwill	275,189	180,801
Other assets	10,205	5,220
Total assets	$980,299	$824,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$26,969	$31,355
Wages and related accruals	28,443	35,637
Customer advances	17,536	16,645
Current portion of long-term debt	7,500	7,500
Current operating lease liabilities	8,934	8,229
Income taxes payable	797	2,342
Other current liabilities	17,352	19,626
Total current liabilities	107,531	121,334
Long-term debt, net of current portion	31,292	125,904
Non-current operating lease liabilities	21,978	21,189
Other non-current liabilities	2,105	746
Liability for uncertain tax positions	2,705	2,705
Deferred income taxes	1,703	1,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 27, 2024 and April 30, 2023	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,136,735 shares at January 27, 2024 and 26,216,897 shares at April 30, 2023	4	4
Additional paid-in capital	593,228	384,397
Accumulated other comprehensive loss	(4,888)	(4,452)
Retained earnings	224,641	171,021
Total stockholders' equity	812,985	550,970
Total liabilities and stockholders’ equity	$980,299	$824,577

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
Revenue:
Product sales	$155,923	$91,216	$421,173	$211,533
Contract services	30,655	43,179	98,568	142,962
	186,578	134,395	519,741	354,495
Cost of sales:
Product sales	99,486	54,866	240,126	127,210
Contract services	19,805	34,019	71,318	122,171
	119,291	88,885	311,444	249,381
Gross margin:
Product sales	56,437	36,350	181,047	84,323
Contract services	10,850	9,160	27,250	20,791
	67,287	45,510	208,297	105,114
Selling, general and administrative	27,826	24,746	79,800	70,302
Research and development	25,127	16,157	62,618	47,793
Income (loss) from operations	14,334	4,607	65,879	(12,981)
Other income (loss):
Interest expense, net	(114)	(2,810)	(4,072)	(6,722)
Other income (expense), net	1,004	(2,587)	(2,983)	(2,183)
Income (loss) before income taxes	15,224	(790)	58,824	(21,886)
Provision for (benefit from) income taxes	1,259	(531)	3,710	(8,382)
Equity method investment loss, net of tax	(80)	(417)	(1,494)	(2,190)
Net income (loss)	13,885	(676)	53,620	(15,694)
Net income attributable to noncontrolling interest	—	—	—	(45)
Net income (loss) attributable to AeroVironment, Inc.	$13,885	$(676)	$53,620	$(15,739)
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$0.50	$(0.03)	$1.99	$(0.63)
Diluted	$0.50	$(0.03)	$1.98	$(0.63)
Weighted-average shares outstanding:
Basic	27,907,568	25,012,412	26,957,061	24,906,977
Diluted	28,044,127	25,012,412	27,061,409	24,906,977

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Loss) (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
Net income (loss)	$13,885	$(676)	$53,620	$(15,694)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the three and nine months ended January 28, 2023, respectively	—	—	—	26
Change in foreign currency translation adjustments	1,189	3,425	(436)	1,433
Total comprehensive income (loss)	15,074	2,749	53,184	(14,235)
Net income attributable to noncontrolling interest	—	—	—	(45)
Comprehensive income (loss) attributable to AeroVironment, Inc.	$15,074	$2,749	$53,184	$(14,280)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended January 27, 2024 and January 28, 2023 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at October 28, 2023	28,135,539	$4	$589,047	$210,756	$(6,077)	$793,730	$—	$793,730
Net income	—	—	—	13,885	—	13,885	—	13,885
Foreign currency translation	—	—	—	—	1,189	1,189	—	1,189
Restricted stock awards	4,622	—	—	—	—	—	—	—
Restricted stock awards forfeited	(3,426)	—	—	—	—	—	—	—
Stock based compensation	—	—	4,181	—	—	4,181	—	4,181
Balance at January 27, 2024	28,136,735	$4	$593,228	$224,641	$(4,888)	$812,985	$—	$812,985

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at October 29, 2022	25,157,618	$4	$283,789	$332,170	$(8,480)	$607,483	$—	$607,483
Net loss	—	—	—	(676)	—	(676)	—	(676)
Foreign currency translation	—	—	—	—	3,425	3,425	—	3,425
Stock options exercised	10,000	—	186	—	—	186	—	186
Restricted stock awards	1,812	—	—	—	—	—	—	—
Restricted stock awards forfeited	(1,935)	—	—	—	—	—	—	—
Shares issued, net of issuance costs	96,530	—	8,389	—	—	8,389	—	8,389
Stock based compensation	—	—	2,706	—	—	2,706	—	2,706
Balance at January 28, 2023	25,264,025	$4	$295,070	$331,494	$(5,055)	$621,513	$—	$621,513

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended January 27, 2024 and January 28, 2023 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970	$—	$550,970
Net income	—	—	—	53,620	—	53,620	—	53,620
Foreign currency translation	—	—	—	—	(436)	(436)	—	(436)
Restricted stock awards	149,990	—	—	—	—	—	—	—
Restricted stock awards forfeited	(9,602)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,919)	—	(1,370)	—	—	(1,370)	—	(1,370)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820	—	109,820
Stock based compensation	—	—	12,425	—	—	12,425	—	12,425
Balance at January 27, 2024	28,136,735	$4	$593,228	$224,641	$(4,888)	$812,985	$—	$812,985

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	Loss	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	$2	$267,248	$347,233	$(6,514)	$607,969	$241	$608,210
Net (loss) income	—	—	—	(15,739)	—	(15,739)	45	(15,694)
Unrealized gain on investments	—	—	—	—	26	26	—	26
Foreign currency translation	—	—	—	—	1,433	1,433	—	1,433
Stock options exercised	35,000	—	868	—	—	868	—	868
Restricted stock awards	77,169	—	—	—	—	—	—	—
Restricted stock awards forfeited	(10,679)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,723)	—	(853)	—	—	(853)	—	(853)
Shares issued, net of issuance costs	221,971	2	20,699	—	—	20,701	—	20,701
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	7,108	—	—	7,108	—	7,108
Balance at January 28, 2023	25,264,025	$4	$295,070	$331,494	$(5,055)	$621,513	$—	$621,513

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 27,	January 28,
	2024	2023
Operating activities
Net income (loss)	$53,620	$(15,694)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	24,969	48,109
Loss from equity method investments	1,494	2,190
Loss on deconsolidation of previously controlled subsidiary	—	189
Amortization of debt issuance costs	638	634
Provision for doubtful accounts	(67)	5
Reserve for inventory excess and obsolescence	11,668	3,787
Other non-cash expense, net	783	935
Non-cash lease expense	6,923	5,866
Loss on foreign currency transactions	54	38
Unrealized loss on available-for-sale equity securities, net	2,712	1,798
Deferred income taxes	(1,604)	(1,250)
Stock-based compensation	12,425	7,108
Loss on disposal of property and equipment	115	1,193
Amortization of debt securities discount	—	125
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	36,387	6,847
Unbilled receivables and retentions	(41,950)	(5,098)
Inventories	(31,901)	(43,111)
Income taxes receivable	(8,081)	(9,388)
Prepaid expenses and other assets	(15,896)	(3,114)
Accounts payable	(10,003)	7,789
Other liabilities	(15,321)	(157)
Net cash provided by operating activities	26,965	8,801
Investing activities
Acquisition of property and equipment	(13,901)	(10,116)
Equity method investments	(1,875)	(2,774)
Equity security investments	—	(5,100)
Acquisition of intangibles	(1,500)	—
Business acquisitions, net of cash acquired	(24,156)	(5,105)
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	—	(635)
Redemptions of available-for-sale investments	—	25,945
Purchases of available-for-sale investments	—	(1,326)
Net cash (used in) provided by investing activities	(41,432)	889
Financing activities
Principal payments of term loan	(95,000)	(22,500)
Holdback and retention payments for business acquisition	(500)	—
Payment of contingent consideration	(2,132)	—
Proceeds from shares issued, net of issuance costs	88,437	20,104
Payment of debt issuance costs	(37)	—
Tax withholding payment related to net settlement of equity awards	(1,370)	(853)
Exercise of stock options	—	868
Other	(19)	(21)
Net cash used in financing activities	(10,621)	(2,402)
Effects of currency translation on cash and cash equivalents	(77)	695
Net (decrease) increase in cash, cash equivalents, and restricted cash	(25,165)	7,983
Cash, cash equivalents and restricted cash at beginning of period	132,859	77,231
Cash, cash equivalents and restricted cash at end of period	$107,694	$85,214
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$15,195	$1,192
Interest	$5,850	$5,697
Non-cash activities
Issuance of common stock for business acquisition	$109,820	$—
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the nine months ended January 27, 2024 and January 28, 2023, respectively	$—	$(26)
Change in foreign currency translation adjustments	$(436)	$1,433
Issuances of inventory to property and equipment, ISR in-service assets	$—	$4,677
Acquisitions of property and equipment included in accounts payable	$2,519	$731

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 27, 2024 are not necessarily indicative of the results for the full year ending April 30, 2024. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2023, included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the nine months ended January 27, 2024.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s reserves for inventory excess and obsolescence have been reclassified from changes in inventories to non-cash adjustments within operating activities on the consolidated statements of cash flows for all periods presented. Reportable segment presentation for the three and nine months ended January 28, 2023 has been reclassified to conform to the current year reportable segments: UMS, LMS and MacCready Works (“MW”) resulting from the Company’s reorganization, which was effective May 1, 2023. Refer to Note 18—Segments for further details.

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

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
Revenue percentage by recognition method	2024	2023	2024	2023
Over time	46%	45%	40%	54%
Point in time	54%	55%	60%	46%
Total revenue	100%	100%	100%	100%

On January 27, 2024, the Company had approximately $462,787,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 35% of the remaining performance obligations as revenue in fiscal 2024 and the remaining 65% in fiscal 2025.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of January 27, 2024 and April 30, 2023 was $1,052,000 and $1,878,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended January 27, 2024, respectively. During the three months ended January 28, 2023, the Company recognized a decrease in the forward loss reserves on two MUAS ISR contracts of $2,424,000 due to decreases in the estimated costs to complete the contracts and an increase in the forward loss reserve of an MUAS products contract of $1,593,000 due to increases in the estimated costs to complete the contract. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the nine months ended January 28, 2023.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was $4,398,000 and $5,087,000 for the three and nine month periods ended January 27, 2024, respectively. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not significant for the three and nine month periods ended January 28, 2023. During the three months ended January 27, 2024, the Company revised its estimates to reflect a favorable definitization of an LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $3,574,000. During the nine months ended January 27, 2024, the Company revised its estimates of the total expected costs to complete a different LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1,439,000. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three month period ended January 28, 2023. During the nine months ended January 28, 2023, the Company revised its estimates of the total expected costs to complete two LMS variant contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $2,448,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
Revenue by segment	2024	2023	2024	2023
UMS	$113,290	$92,329	$344,270	$221,738
LMS	57,658	24,015	118,824	78,127
MW	15,630	18,051	56,647	54,630
Total revenue	$186,578	$134,395	$519,741	$354,495

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
Revenue by contract type	2024	2023	2024	2023
FFP	$167,256	$109,119	$457,077	$275,184
CPFF	17,925	24,115	59,445	75,583
T&M	1,397	1,161	3,219	3,728
Total revenue	$186,578	$134,395	$519,741	$354,495

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

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
Revenue by customer category	2024	2023	2024	2023
U.S. government	$133,761	$83,398	$385,069	$226,191
Non-U.S. government	52,817	50,997	134,672	128,304
Total revenue	$186,578	$134,395	$519,741	$354,495

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
Revenue by geographic location	2024	2023	2024	2023
Domestic	$62,865	$55,955	$186,445	$174,135
International	123,713	78,440	333,296	180,360
Total revenue	$186,578	$134,395	$519,741	$354,495

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three and nine month periods ended January 27, 2024 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 27, 2024 that was included in customer advances balances as of April 30, 2023 was $610,000 and $3,026,000, and revenue recognized for the three and nine month periods ended January 28, 2023 that was included in customer advances balances as of April 30, 2022 was $369,000 and $3,374,000, respectively.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of January 27, 2024, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 18—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At January 27, 2024 and April 30, 2023, the Company had no reserve for incurred cost claim audits.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net income (loss) attributable to AeroVironment, Inc.	$13,885	$(676)	$53,620	$(15,739)
Denominator for basic earnings (loss) per share:
Weighted average common shares	27,907,568	25,012,412	26,957,061	24,906,977
Dilutive effect of employee stock options, restricted stock and restricted stock units	136,559	—	104,348	—
Denominator for diluted earnings (loss) per share	28,044,127	25,012,412	27,061,409	24,906,977

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 72 and 606 for the three and nine months ended January 27, 2024. Due to the net loss for the three and nine months ended January 28, 2023, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 145,793 and 152,047 for the three and nine months ended January 28, 2023, respectively.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses reported to the CODM. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is adopted retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires updates to the rate reconciliation, income taxes paid and other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is adopted retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	January 27,	April 30,
	2024	2023
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	2,260	4,969
Total long-term available-for-sale securities investments	2,260	4,969
Equity method investments
Investments in limited partnership funds	19,022	18,644
Total equity method investments	19,022	18,644
Total long-term investments	$21,282	$23,613

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized loss recorded (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 27, 2024	January 28, 2023	January 27, 2024	January 28, 2023
Net gains (losses) recognized during the period on equity securities	$751	$(2,726)	$(2,712)	$(1,798)
Less: Net loss recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$751	$(2,726)	$(2,712)	$(1,798)

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

The Company’s financial assets measured at fair value on a recurring basis at January 27, 2024, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$2,065	$—	$—	$2,065
Warrants	—	195	—	195
Total	$2,065	$195	$—	$2,260

The Company had no financial liabilities measured at fair value on a recurring basis at January 27, 2024.

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

Fair Value
Measurements Using
Significant
Unobservable Inputs
Liabilities
Description	(Level 3)
Balance at May 1, 2023	$2,109
Business acquisition	—
Transfers to Level 3	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	23
Settlements	(2,132)
Balance at January 27, 2024	$—
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at January 27, 2024	$—

On May 3, 2021, the Company closed its acquisition of Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob GmbH”), including Telerob GmbH’s wholly-owned subsidiary, Telerob USA, Inc. (“Telerob USA,” and collectively with Telerob GmbH, “Telerob”) pursuant to its Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH (the “Telerob Seller”). Pursuant to the Telerob Purchase Agreement, the Telerob Sellers may receive up to a maximum of €6,000,000 (approximately $6,511,000) in additional cash consideration if specific revenue and contract award targets for Telerob were achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The fair value of the contingent consideration was recorded in other current liabilities on the condensed consolidated balance sheet. The first year earnout of €2,000,000 (approximately $2,170,000) was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000 (approximately $2,132,000) was achieved and was paid in November 2023. The third earnout of €2,000,000 (approximately $2,170,000) is not expected to be achieved.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	January 27,	April 30,
	2024	2023

Raw materials	$65,296	$67,775
Work in process	56,819	43,276
Finished goods	63,690	42,968
Inventories, gross	185,805	154,019
Reserve for inventory excess and obsolescence	(24,421)	(15,205)
Inventories, net	$161,384	$138,814

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the second limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2023, the Company made total contributions of $5,778,000. The Company made a capital contribution of $1,875,000 during the three months ended October 28, 2023. Under the terms of the second limited partnership agreement, the Company has committed to make additional capital contributions of $12,347,000 to the fund. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the three and nine months ended January 27, 2024, the Company recorded its ownership percentage of the net losses of the limited partnerships, or $(80,000) and $(1,494,000), respectively, in equity method investment loss, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended January 28, 2023, the Company recorded its ownership percentage of the net loss of the limited partnership, or $(417,000) and $(2,190,000), respectively, in equity method investment loss, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At January 27, 2024 and April 30, 2023, the carrying value of the investments in the limited partnership funds of $19,022,000 and $18,644,000, respectively, which is recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment loss, net of tax. For the three and nine months ended January 27, 2024 and January 28, 2023, the Company recorded $0 for its ownership percentage of the net loss of Altoy in equity method investment loss, net of tax in the unaudited condensed consolidated statements of operations. At January 27, 2024 and April 30, 2023, the carrying value of the investment in Altoy of $71,000 and $114,000, respectively, was recorded in other assets on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 27, 2024 and January 28, 2023, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
Beginning balance	$5,242	$3,017	$3,642	$2,190
Balance acquired from acquisition	—	—	40	—
Warranty expense	507	(333)	3,294	1,110
Warranty costs settled	(383)	(387)	(1,610)	(1,003)
Ending balance	$5,366	$2,297	$5,366	$2,297

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	January 27,	April 30,
	2024	2023
Technology	$101,160	$60,817
Licenses	1,008	1,008
Customer relationships	77,378	72,645
Backlog	2,862	2,895
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	68
Other	148	150
Intangibles, gross	185,094	138,453
Less accumulated amortization	(107,497)	(94,876)
Intangibles, net	$77,597	$43,577

Additions to technology, customer relationships, and trademark and tradenames primarily relate to the Tomahawk acquisition. Refer to Note 16—Business Acquisitions for further details. In addition, during the three months ended October 28, 2023, AeroVironment acquired technology intellectual property of $1,500,000 through an asset purchase agreement with Windward Performance, Ltd. Under the asset purchase agreement, AeroVironment acquired intellectual property related to unmanned aircraft for $3,000,000 consisting of $1,500,000 paid at closing plus two payments of $750,000 on the first and second anniversaries of the purchase agreement. The additional payments will be expensed to R&D on a straight-line basis over the two year term.

The weighted average amortization period at each of January 27, 2024 and April 30, 2023 was four years. Amortization expense for the three and nine months ended January 27, 2024 was $5,445,000 and $12,721,000, respectively. Amortization expense for the three and nine months ended January 28, 2023 was $6,073,000 and $17,925,000, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2024	$5,247
2025	19,159
2026	15,022
2027	12,654
2028	11,940
$64,022

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	UMS	LMS	MW	Total
Balance at April 30, 2023	$161,547	$—	$19,254	$180,801
Additions to goodwill	94,676	—	—	94,676
Change to goodwill	(288)	—	—	(288)
Balance at January 27, 2024	$255,935	$—	$19,254	$275,189

Effective May 1, 2023, the reporting segments for goodwill are UMS, LMS and MW. The UMS segment includes goodwill from the acquisitions of Pulse Aerospace, LLC (“Pulse”), Arcturus UAV, Inc. (“Arcturus”), Telerob, Planck and Tomahawk acquisitions. The Tomahawk acquisition is included in the additions to goodwill. Refer to Note 16—Business Acquisitions for further details. The goodwill change to UMS is attributable to the Telerob acquisition recorded in Euros and translated to dollars at each reporting date. The MW segment includes goodwill from the purchase of certain assets of Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation. The MUAS reporting unit, the renamed Arcturus acquisition included in the UMS reportable segment, has a goodwill balance of $134,140,000 as of January 27, 2024.

The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2023, resulting in carrying value being equal to estimated fair value. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires the Company to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. Department of Defense and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. During the most recent annual impairment test during the fourth quarter of fiscal year 2023 the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

As of January 27, 2024, the company has not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test. The annual impairment test for the fiscal year ending April 30, 2024 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $14,636,000 as of January 27, 2024 will also be evaluated for potential impairment during the fourth quarter.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of January 27, 2024, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	January 27,	April 30,
	2024	2023
	(In thousands)	(In thousands)
Term loan	$40,000	$135,000
Revolving credit facility	—	—
Total debt	40,000	135,000
Less current portion	7,500	7,500
Total long-term debt, less current portion	32,500	127,500
Less unamortized debt issuance costs - term loans	1,208	1,596
Total long-term debt, net of unamortized debt issuance costs - term loans	$31,292	$125,904
Unamortized debt issuance costs - revolving credit facility	$582	$795
Current period interest rate	7.0%	7.1%

Future contractual long-term debt principal payments at January 27, 2024 were as follows:

(In thousands)
2024	$—
2025	10,000
2026	30,000
$40,000

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 27,	January 28,
	2024	2023
Operating lease cost	$6,923	$5,866
Short term lease cost	984	662
Variable lease cost	1,192	1,485
Sublease income	—	—
Total lease costs, net	$9,099	$8,013

Supplemental lease information was as follows:

	Nine Months Ended	Nine Months Ended
	January 27,	January 28,
	2024	2023
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$6,895	$5,777
Right-of-use assets obtained in exchange for new lease liabilities	$7,399	$6,607

Weighted average remaining lease term	52 months	56 months
Weighted average discount rate	5.2%	4.2%

Maturities of operating lease liabilities as of January 27, 2024 were as follows (in thousands):

2024	$2,442
2025	9,552
2026	7,339
2027	6,562
2028	4,520
Thereafter	5,106
Total lease payments	35,521
Less: imputed interest	(4,609)
Total present value of operating lease liabilities	$30,912

11. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 27,	January 28,
	2024	2023
Balance, net of $0 and $8 deferred taxes, as of April 30, 2023 and April 30, 2022, respectively	$(4,452)	$(6,514)
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the nine months ended January 27, 2024 and January 28, 2023, respectively	—	26
Change in foreign currency translation adjustments	(436)	1,433
Balance, net of $0 deferred taxes, as of January 27, 2024 and January 28, 2023, respectively	$(4,888)	$(5,055)

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $17,617,000 and $61,078,000 for the three and nine months ended January 27, 2024. Revenue from customer-funded R&D was approximately $23,193,000 and $71,129,000 for the three and nine months ended January 28, 2023, respectively.

13. Long-Term Incentive Awards

During the three months ended July 29, 2023, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 27, 2024, the Company recorded $965,000 and $2,798,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. The Company recorded no compensation expense related to the Fiscal 2024 LTIP for the three and nine months ended January 28, 2023. At January 27, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $15,836,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 27, 2024, the Company recorded $702,000 and $2,554,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. For the three and nine months ended January 28, 2023, the Company recorded $642,000 and $1,703,000 of compensation expense related to the Fiscal 2023 LTIP. At January 27, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $11,611,000.

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 27, 2024, the Company recorded $125,000 and $613,000 of compensation expense related to the Fiscal 2022 LTIP, respectively. For the three months ended January 28, 2023, the Company recorded $84,000 of compensation expense. For the nine months ended January 28, 2023, the Company recorded a reversal of $(31,000) of compensation expense related to the Fiscal 2022 LTIP. At January 27, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP is $9,214,000.

During the three months ended August 1, 2020, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. During the three months ended July 29, 2023, the Company issued a total of 5,772 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2021 LTIP. For the three and nine months ended January 28, 2023, the Company recorded $36,000 and $228,000 of compensation expense related to the Fiscal 2021 LTIP, respectively.

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

14. Income Taxes

For the three and nine months ended January 27, 2024, the Company recorded a provision for income taxes of $1,259,000 and $3,710,000, yielding an effective tax rate of 8.3% and 6.3%, respectively. For the three and nine months ended January 28, 2023, the Company recorded a benefit from income taxes of $(531,000) and $(8,382,000) yielding an effective tax rate of 67.2% and 38.3%, respectively. The variance from statutory rates for the three and nine months ended January 27, 2024 was primarily due to foreign-derived intangible income (“FDII”) deductions and to federal R&D credits. Historically, the Company calculated the provision for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate (“AETR”) for the full fiscal year to the pretax income or loss for the interim reporting period. For the three and nine months ended January 28, 2023, the Company calculated the provision for income taxes using a discrete effective tax rate (“ETR”) method. The Company determined that due to the fact that small changes in the Company’s estimated pretax income or loss would result in significant changes in the estimated AETR, the historical method would not provide a reliable estimate for the three and nine months ended January 28, 2023. The variance from statutory rates for the three and nine months ended January 28, 2023 was primarily due to a combination of federal R&D credits, the FDII deduction and discrete excess tax benefits resulting from the vesting of restricted stock awards and exercises of stock options.

15. Share Repurchase Plan and Issuances

The Company’s share repurchase program announced September 2015 was terminated by the Company’s Board of Directors in September 2022. There were no repurchases of the Company’s common stock during the nine months ended January 28, 2023.

On September 8, 2022, the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. During the six months ended October 28, 2023, the Company completed the Open Market Sale AgreementSM. During the six months ended October 28, 2023 the Company sold 807,370 shares, for total gross proceeds of $91,313,000, total proceeds received of $88,574,000, net of commission expense, and $88,437,000 net of equity issuance costs. During the three and nine months ended January 28, 2023, the Company sold 96,530 and 221,971 of its shares, respectively, for total gross proceeds of $8,710,000 and $21,439,000, respectively, total proceeds received of $8,449,000 and $20,796,000, net of commission expense, respectively, and $8,325,000 and $20,104,000 net of equity issuance costs, respectively. As of January 27, 2024, the Company has completed the Open Market Sale AgreementSM and sold 1,917,100 of its shares for total gross proceeds of $200,000,000, total proceeds received of $193,999,000, net of commission expense and $193,086,000 net of equity issuance costs.

16. Business Acquisitions

Tomahawk Acquisition

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc., a leader in AI-enabled robotic control systems. Pursuant to the merger agreement, the Company acquired 100% of Tomahawk equity for an aggregate purchase price of $134,467,000 consisting of 985,999 shares of restricted common stock of the Company valued at $109,820,000 and $27,205,000 cash-on-hand, net of $3,048,000 cash acquired, plus a $490,000 holdback. During the three months ended January 27, 2024, the holdback was decreased $100,000 as part of the working capital adjustment, and the total purchase price and goodwill, therefore, decreased by $100,000 as well. The fair value of the shares issued was the closing price on September 15, 2023, the close of the Tomahawk purchase agreement. Tomahawk is incorporated into AeroVironment’s UMS segment. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of unmanned systems through a singular platform with similar control features. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Tomahawk. The purchase price allocation is expected to be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date (in thousands):

September 15,
2023
Fair value of assets acquired:
Accounts receivable	$2,314
Unbilled receivable	993
Inventories, net	2,882
Prepaid and other current assets	148
Property and equipment, net	1,789
Operating lease assets	1,337
Other assets	71
Technology	39,000
Customer relationship	4,800
Trademarks	1,600
Deferred tax asset	3,603
Goodwill	94,676
Total identifiable net assets	$153,213

Fair value of liabilities assumed:
Accounts payable	3,788
Wages and related accruals	620
Customer advances	1,648
Current operating lease liabilities	482
Other current liabilities	411
Non-current operating lease liabilities	855
Other non-current liabilities	7
Deferred income taxes	11,035
Total liabilities assumed	18,846
Total identifiable net assets	$134,367

Fair value of consideration transferred:
Equity consideration	$109,820
Cash consideration, net of cash acquired	24,157
Holdback	390
Total consideration	$134,367

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value of the intangible assets was determined using a discounted cash flow analysis, which were based on the Company’s preliminary estimates of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

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

Tomahawk Supplemental Pro Forma Information (unaudited)

Tomahawk revenue and loss from operations since acquisition on September 15, 2023 was $13,319,000 and $(1,169,000) as of January 27, 2024, respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2022 (in thousands):

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
Revenue	$186,578	$137,222	$530,262	$362,977
Net income (loss) attributable to AeroVironment, Inc.	$13,831	$(3,765)	$50,849	$(26,664)

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

Planck Acquisition

On August 17, 2022, the Company closed its acquisition of Planck, a leading provider of advanced unmanned aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck, which was paid during the three months ended October 28, 2023. Planck is a small technology company incorporated into AeroVironment’s UMS segment for the MUAS product line to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value of the intangible assets was determined using a discounted cash flow analysis, which were based on the Company’s preliminary estimates of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance. Use of different estimates and judgments could yield materially different results.

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

Planck Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

	Three Months Ended	Nine Months Ended
	January 28,	January 28,
	2023	2023
Revenue	$134,395	$357,411
Net loss attributable to AeroVironment, Inc.	$(390)	$(13,840)

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

The projected benefit obligation includes assumptions of a discount rate of 2.4% and pension increase for in-payment benefits of 1.5% for January 27, 2024 and April 30, 2023. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2024. The Company assumed expected return on plan assets of 2.9% for January 27, 2024 and April 30, 2023.

Expected benefit payments as of April 30, 2023 (in thousands):

2024	$177
2025	190
2026	192
2027	195
2028	197
2029-2033	1,008
Total expected benefit payments	$1,959

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
	(In thousands)	(In thousands)	(In thousands)	(In thousands)
Expected return on plan assets	$—	$—	$—	$—
Interest cost	30	(35)	89	(52)
Actuarial gain	—	—	—	241
Net periodic benefit cost	$30	$(35)	$89	$189

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

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. Segment adjusted income (loss) from operations is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance.

	Three Months Ended January 27, 2024
	UMS	LMS	MW	Total
Revenue:
Product sales	$104,522	$51,338	$63	$155,923
Contract services	8,768	6,320	15,567	30,655
	$113,290	$57,658	$15,630	$186,578

Segment adjusted income (loss) from operations	$20,417	$7,562	$(8,103)	$19,876

Depreciation and amortization	$7,523	$672	$1,387	$9,582

	Three Months Ended January 28, 2023
	UMS	LMS	MW	Total
Revenue:
Product sales	$74,966	$16,203	$47	$91,216
Contract services	17,363	7,812	18,004	43,179
	$92,329	$24,015	$18,051	$134,395

Segment adjusted income (loss) from operations	$11,792	$(129)	$376	$12,039

Depreciation and amortization	$14,763	$455	$616	$15,834

	Nine Months Ended January 27, 2024
	UMS	LMS	MW	Total
Revenue:
Product sales	$318,708	$100,645	$1,820	$421,173
Contract services	25,562	18,179	54,827	98,568
	$344,270	$118,824	$56,647	$519,741

Segment adjusted income (loss) from operations	$84,048	$11,345	$(14,627)	$80,766

Depreciation and amortization	$19,104	$1,848	$4,017	$24,969

	Nine Months Ended January 28, 2023
	UMS	LMS	MW	Total
Revenue:
Product sales	$160,450	$50,775	$308	$211,533
Contract services	61,288	27,352	54,322	142,962
	$221,738	$78,127	$54,630	$354,495

Segment adjusted income from operations	$5,214	$845	$4,099	$10,158

Depreciation and amortization	$44,835	$1,314	$1,960	$48,109

The following table (in thousands) provides a reconciliation from segment adjusted income from operations to income (loss) before taxes:

Three Months Ended	Nine Months Ended

	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
Segment adjusted income from operations	$19,876	$12,039	$80,766	$10,158
Amortization of acquired intangible assets and other purchase accounting adjustments	(5,596)	(7,146)	(13,175)	(21,949)
Acquisition-related expenses	54	(286)	(1,712)	(1,190)
Other income (expense), net	1,004	(2,587)	(2,983)	(2,183)
Interest expense, net	(114)	(2,810)	(4,072)	(6,722)
Income (loss) before income taxes	$15,224	$(790)	$58,824	$(21,886)

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	January 27, 2024
	UMS	LMS	MW	Corporate	Total
Identifiable assets	$525,817	$148,598	$45,201	$260,683	$980,299

	April 30, 2023
	UMS	LMS	MW	Corporate	Total
Identifiable assets	$474,417	$103,375	$39,650	$207,135	$824,577

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Critical Accounting Estimates

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

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and nine months ended January 27, 2024 and January 28, 2023, changes in accounting estimates on contracts recognized over time are presented below.

For the three months ended January 27, 2024 and January 28, 2023, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 27,	January 28,
	2024	2023

Gross favorable adjustments	$4,450	$1,695
Gross unfavorable adjustments	(52)	(907)
Net favorable adjustments	$4,398	$788

For the three months ended January 27, 2024, favorable cumulative catch-up adjustments of $4.5 million were primarily due to final cost adjustments on three contracts. During the three months ended January 27, 2024, we revised our estimates to reflect a favorable definitization of an LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $3.6 million. For the same period, unfavorable cumulative catch-up adjustments of $0.1 million were primarily related to higher than expected costs on three contracts, which individually were not material.

For the three months ended January 28, 2023, favorable cumulative catch-up adjustments of $1.7 million were primarily due to final cost adjustments on 11 contracts. For the same period, unfavorable cumulative catch-up adjustments of $0.9 million were primarily related to higher than expected costs on seven contracts, which individually were not material.

Also during the three months ended January 28, 2023, we recognized a decrease in the forward loss reserves on two MUAS ISR contracts of $2.4 million and an increase in the forward loss reserve of an MUAS products contract of $1.6 million.

For the nine months ended January 27, 2024 and January 28, 2023, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Nine Months Ended
	January 27,	January 28,
	2024	2023

Gross favorable adjustments	$6,539	$2,317
Gross unfavorable adjustments	(1,452)	(3,667)
Net favorable (unfavorable) adjustments	$5,087	$(1,350)

For the nine months ended January 27, 2024, favorable cumulative catch-up adjustments of $6.5 million were primarily due to final cost adjustments on 17 contracts. During the nine months ended January 27, 2024, we revised our estimates of the total expected costs to complete an LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.4 million. For the same period, unfavorable cumulative catch-up adjustments of $1.5 million were primarily related to higher than expected costs on eight contracts, which individually were not material.

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

Subsequent to the performance of our annual goodwill impairment test for fiscal year 2023, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. Department of Defense (“D.o.D.”)program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and profitability growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit during the fiscal year ended April 30, 2023.

As of January 27, 2024 our MUAS reporting unit has a goodwill balance of $134.1 million. The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the most recent annual goodwill impairment test performed during the fourth quarter ended April 30, 2023, resulting in carrying value being equal to estimated fair value. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon our ability to obtain contracts from the U.S. D.o.D. and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The intangibles included in the MUAS reporting unit of $14.6 million as of January 27, 2024 will also be evaluated for potential impairment during the fourth quarter goodwill impairment test. During the most recent annual impairment test during the fourth quarter of fiscal year 2023, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value. As of January 27, 2024, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 27, 2024 Compared to Three Months Ended January 28, 2023

	Three Months Ended
	January 27,	January 28,
	2024	2023

Revenue	$186,578	$134,395
Cost of sales	119,291	88,885
Gross margin	67,287	45,510
Selling, general and administrative	27,826	24,746
Research and development	25,127	16,157
Income from operations	14,334	4,607
Other income (loss):
Interest expense, net	(114)	(2,810)
Other income (expense), net	1,004	(2,587)
Income (loss) before income taxes	15,224	(790)
Provision for (benefit from) income taxes	1,259	(531)
Equity method investment loss, net of tax	(80)	(417)
Net income (loss)	$13,885	$(676)

We have identified three reportable segments, Unmanned Systems (“UMS”), Loitering Munitions Systems (“LMS”) and MacCready Works (“MW”). The UMS segment consists of our small UAS, including our recent Tomahawk acquisition, medium UAS and UGV product lines. The LMS segment consists of our renamed existing tactical missile systems product lines. The MW segment consists of our MacCready Works products and services and the development of High Altitude Pseudo-Satellite systems (“HAPS”). The following tables (in thousands) set forth our segment revenue and segment adjusted income (loss) from operations for the periods indicated. Segment adjusted income (loss) from operations is defined as income (loss) before income taxes, interest expense, net, other income (expense), net, intangible amortization, amortization of purchase accounting adjustment related to increasing the carrying value of certain assets to fair value, and acquisition related expenses. All corporate and headquarter expenses are allocated to the reportable segments.

	Three Months Ended January 27, 2024
	UMS	LMS	MW	Total
Revenue:
Product sales	$104,522	$51,338	$63	$155,923
Contract services	8,768	6,320	15,567	30,655
	$113,290	$57,658	$15,630	$186,578

Segment adjusted income (loss) from operations	$20,417	$7,562	$(8,103)

	Three Months Ended January 28, 2023
	UMS	LMS	MW	Total
Revenue:
Product sales	$74,966	$16,203	$47	$91,216
Contract services	17,363	7,812	18,004	43,179
	$92,329	$24,015	$18,051	$134,395

Segment adjusted income (loss) from operations	$11,792	$(129)	$376

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	January 27,	January 28,	January 27,	January 28,
	2024	2023	2024	2023
Cost of sales:
Product sales	$2,681	$1,026	$5,577	$3,060
Contract services	1,356	2,284	4,068	7,332
Selling, general and administrative	1,559	3,836	3,530	11,557
Total	$5,596	$7,146	$13,175	$21,949

Revenue. Revenue for the three months ended January 27, 2024 was $186.6 million, as compared to $134.4 million for the three months ended January 28, 2023, representing an increase of $52.2 million, or 39%. The increase in revenue was due to an increase in product revenue of $64.7 million, partially offset by a decrease in service revenue of $12.5 million. The increase in product revenue was primarily due to an increase of $35.1 million from the production of our Switchblade products and an increase of $29.6 million of product deliveries of our UMS products, including $5.7 million associated with the recent Tomahawk acquisition. These increases were primarily driven by increased global demand for our unmanned systems associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to a decrease of $11.5 million largely resulting from the closure of all COCO site locations during fiscal year 2023, a decrease of $4.3 million in customer funded R&D and engineering services due to a decrease in development programs in part due to delays in the establishment of the government fiscal year 2024 budget, partially offset by an increase of $4.3 million associated with the recent Tomahawk acquisition. We expect the lower levels of UMS service revenues to continue through fiscal 2024 due to the closure of all COCO site locations during fiscal year 2023. With the higher backlog, the increase in the UMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the three months ended January 27, 2024 was $119.3 million, as compared to $88.9 million for the three months ended January 28, 2023, representing an increase of $30.4 million, or 34%. The increase in cost of sales was a result of an increase in product cost of sales of $44.6 million, partially offset by a decrease in service costs of sales of $14.2 million. The increase in product costs of sales was primarily due to an increase of approximately $39 million associated with the increase in product revenue and approximately $4 million due to a mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production and an increase of $2.4 million in inventory reserve charges primarily due to the introduction of our next generation products. The decrease in service cost of sales was primarily due to a decrease in service revenue driven by a decrease of $13.1 million due to the closure of all COCO sites in the prior year. Cost of sales for the three months ended January 27, 2024 included $4.0 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $3.3 million for the three months ended January 28, 2023. As a percentage of revenue, cost of sales decreased from 66% to 64%, primarily due to an increase in the proportion of product revenue to total revenue and the prior year COCO operations costs, partially offset by a mix shift to lower margin products, resulting in an increase in gross margin from 34% to 36%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended January 27, 2024 was $27.8 million, or 15% of revenue, as compared to SG&A expense of $24.7 million, or 18% of revenue, for the three months ended January 28, 2023. The increase in SG&A expense was primarily due to an increase of $3.1 million in employee related expenses primarily driven by an increase in average headcount to support our growth and expansion of our global business development team and an increase of $1.9 million of sales and marketing expense primarily driven by an increase in bid and proposal efforts, partially offset by a decrease in intangible amortization and other non-cash purchase accounting expenses of $2.3 million. The decrease in intangible amortization expense was primarily driven by the decrease in COCO customer relationship amortization of $3.1 million due to the accelerated amortization recorded during the three months ended April 30, 2023, partially offset by an increase of $0.7 million resulting from the Tomahawk acquisition.

Research and Development. R&D expense for the three months ended January 27, 2024 was $25.1 million, or 13% of revenue, as compared to R&D expense of $16.2 million, or 12% of revenue, for the three months ended January 28, 2023, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended January 27, 2024 was $0.1 million compared to interest expense, net of $2.8 million for the three months ended January 28, 2023. The decrease in interest expense, net was primarily due to lower average outstanding balances on our debt facility and an increase of $1.3 million in interest income.

Other Income (Expense), net. Other income, net, for the three months ended January 27, 2024 was $1.0 million compared to other expense, net of $2.6 million for the three months ended January 28, 2023 primarily due to net unrealized gains associated with increases in the fair market value for equity security investments.

Provision for (Benefit from) Income Taxes. Our effective income tax rate was 8.3% for the three months ended January 27, 2024, as compared to 67.2% for the three months ended January 28, 2023. The decrease in our effective income tax rate was primarily due to an increase in income before income taxes combined with an increase in projected full year income before income taxes and increases in expected foreign-derived intangible income (“FDII”) deductions and federal R&D tax credits. The effective income tax rate for the three months ended January 27, 2024 was primarily impacted by expected federal R&D tax credits and FDII deductions.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended January 27, 2024 was $0.1 million as compared to equity method investment loss, net of tax of $0.4 million for the three months ended January 28, 2023.

Unmanned Systems

	Three Months Ended
	January 27,	January 28,
	2024	2023
Revenue:
Product sales	$104,522	$74,966
Contract services	8,768	17,363
	$113,290	$92,329

Segment adjusted income from operations	$20,417	$11,792

Revenue. UMS revenue for the three months ended January 27, 2024 was $113.3 million, as compared to $92.3 million for the three months ended January 28, 2023, representing an increase of $21.0 million, or 23%. The increase in revenue was due to an increase in product revenue of $29.6 million, partially offset by a decrease in service revenue of $8.6 million. The increase in product revenue was primarily due to an increase of $23.9 million largely resulting from increased product shipments of our Jump 20 and UGV product systems driven by increased global demand for our unmanned systems associated with the current global conflicts as well as U.S. D.o.D. resupply and $5.7 million associated with the recent Tomahawk acquisition. The decrease in service revenue was primarily due to decreases of $11.5 million from the closure of all COCO site locations during fiscal year 2023, partially offset by an increase of $4.3 million associated with the recent Tomahawk acquisition.

UMS Segment adjusted income from operations. UMS segment adjusted income from operations for the three months January 27, 2024 was $20.4 million, as compared to $11.8 million for the three months ended January 28, 2023, representing an increase of $8.6 million. The increase in UMS segment adjusted income from operations was primarily due to an increase of revenue of $21.0 million, partially offset by an increase of $7.9 million in cost of sales driven by increased sales volume of approximately $10 million, partially offset by a favorable sales mix of approximately $2 million primarily due to lower levels of COCO service revenue, partially offset by an increase in SG&A of $3.8 million driven by increased employee related expenses, partially offset by a decrease in intangible amortization of $2.4 million, and an in increase in R&D of $1.2 million due to development activities regarding enhanced capabilities for our products.

Loitering Munitions Systems

	Three Months Ended
	January 27,	January 28,
	2024	2023
Revenue:
Product sales	$51,338	$16,203
Contract services	6,320	7,812
	$57,658	$24,015

Segment adjusted income (loss) from operations	$7,562	$(129)

Revenue. LMS revenue for the three months ended January 27, 2024 was $57.7 million, as compared to $24.0 million for the three months ended January 28, 2023, representing an increase of $33.6 million, or 140%. The increase in revenue was due to an increase in product revenue of $35.1 million, partially offset by a decrease in service revenue of $1.5 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our loitering munitions systems associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to decreases in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted income (loss) from operations. LMS segment adjusted income from operations for the three months January 27, 2024 was $7.6 million, as compared to LMS adjusted loss from operations of $(0.1) million for the three months ended January 28, 2023, representing an increase of $7.7 million. The increase in LMS segment adjusted income from operations was primarily due to an increase of $33.6 million of revenue, partially offset by an increase in cost of sales of $23.5 million primarily driven by increased sales volume, partially offset by an increase in SG&A of $1.5 million driven by increased sales and marketing activity related to higher demand and an in increase in R&D of $1.0 million due to development activities regarding enhanced capabilities for our products.

MacCready Works

	Three Months Ended
	January 27,	January 28,
	2024	2023
Revenue:
Product sales	$63	$47
Contract services	15,567	18,004
	$15,630	$18,051

Segment adjusted (loss) income from operations	$(8,103)	$376

Revenue. MW revenue for the three months ended January 27, 2024 was $15.6 million, as compared to $18.1 million for the three months ended January 28, 2023, representing a decrease of $2.4 million, or 13%. The decrease in revenue was due to a decrease in service revenue of $2.4 million. The decrease in service revenue was primarily due to a decrease of $3.3 million in customer funded R&D efforts in part due to delays in the establishment of the government fiscal year 2024 budget, partially offset by an increase in other engineering services revenue.

MW Segment adjusted (loss) income from operations. MW segment adjusted loss from operations for the three months January 27, 2024 was $(8.1) million, as compared to MW segment adjusted income from operations of $0.4 million for the three months ended January 28, 2023, representing an increased loss of $8.5 million. The increase in MW adjusted loss from operations was primarily due to an increase in R&D of $6.8 million due to increased investments largely related to HAPS development efforts to support the decrease in customer funded R&D programs in part due to delays in the establishment of the government fiscal year 2024 budget and a decrease in revenue of $2.4 million, partially offset by a decrease in cost of sales of $1.1 million driven by approximately $2 million related to unfavorable sales volume, partially offset by approximately $1 million related to favorable sales mix.

Nine Months Ended January 27, 2024 Compared to Nine Months Ended January 28, 2023

The following tables set forth our results of operations for the periods indicated (in thousands):

	Nine Months Ended
	January 27,	January 28,
	2024	2023

Revenue	$519,741	$354,495
Cost of sales	311,444	249,381
Gross margin	208,297	105,114
Selling, general and administrative	79,800	70,302
Research and development	62,618	47,793
Income (loss) from operations	65,879	(12,981)
Other loss:
Interest expense, net	(4,072)	(6,722)
Other expense, net	(2,983)	(2,183)
Income (loss) before income taxes	58,824	(21,886)
Provision for (benefit from) income taxes	3,710	(8,382)
Equity method investment loss, net of tax	(1,494)	(2,190)
Net income (loss)	$53,620	$(15,694)

The following tables (in thousands) sets forth our segment revenue and segment adjusted income (loss) from operations generated by each reporting segment for the periods indicated. Segment adjusted income (loss) from operations is defined as income (loss) before income taxes, interest expense, net, other income (expense), net, intangible amortization, amortization of purchase accounting adjustment related to increasing the carrying value of certain assets to fair value, and acquisition related expenses. All corporate and headquarter expenses are allocated to the reportable segments.

	Nine Months Ended January 27, 2024
	UMS	LMS	MW	Total
Revenue:
Product sales	$318,708	$100,645	$1,820	$421,173
Contract services	25,562	18,179	54,827	98,568
	$344,270	$118,824	$56,647	$519,741

Segment adjusted income (loss) from operations	$84,048	$11,345	$(14,627)

	Nine Months Ended January 28, 2023
	UMS	LMS	MW	Total
Revenue:
Product sales	$160,450	$50,775	$308	$211,533
Contract services	61,288	27,352	54,322	142,962
	$221,738	$78,127	$54,630	$354,495

Segment adjusted income from operations	$5,214	$845	$4,099

Revenue. Revenue for the nine months ended January 27, 2024 was $519.7 million, as compared to $354.5 million for the nine months ended January 28, 2023, representing an increase of $165.2 million, or 47%. The increase in revenue was due to an increase in product revenue of $209.6 million, partially offset by a decrease in service revenue of $44.4 million. The increase in product revenue was primarily due to an increase of $158.3 million of product deliveries of our UMS products, including $8.3 million associated with the recent Tomahawk acquisition, and an increase of $49.9 million from the production of our Switchblade products. These increases were primarily driven by increased global demand for our unmanned systems and loitering munitions associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to a decrease of $45.9 million due to the closure of all COCO site locations during fiscal year 2023 and a decrease of $8.0 million in customer funded R&D and engineering services due to a decrease in development programs in part due to delays in the establishment of the government fiscal year 2024 budget, partially offset by an increase of $5.2 million in training services associated with the increased sales volume and an increase of $4.9 million associated with the recent Tomahawk acquisition. We expect the lower levels of UMS service revenues to continue through fiscal 2024 due to the closure of all COCO site locations during fiscal year 2023. With the higher backlog, the increase in the UMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the nine months ended January 27, 2024 was $311.4 million, as compared to $249.4 million for the nine months ended January 28, 2023, representing an increase of $62.1 million, or 25%. The increase in cost of sales was a result of an increase in product cost of sales of $112.9 million, partially offset by a decrease in service costs of sales of $50.9 million. The increase in product cost of sales was primarily due to an increase of approximately $126 million associated with the increase in product revenue, partially offset by an increase of $7.9 million in inventory reserve charges primarily related to the introduction of our next generation products and an increase of $2.5 million in intangible amortization expense primarily resulting from the Tomahawk acquisition. The decrease in service cost of sales was primarily related to a decrease in service revenue driven by a decrease of $52.4 million due to the closure of all COCO site locations in the prior year as well as a decrease of $3.3 million in intangible amortization expense due to intangible assets being fully amortized, partially offset by increases in costs of services for training services and the recent Tomahawk acquisition. Cost of sales for the nine months ended January 27, 2024 included $9.6 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $10.4 million for the nine months ended January 28, 2023. As a percentage of revenue, cost of sales decreased from 70% to 60%, primarily due to an increase in the proportion of product revenue to total revenue and the prior year COCO operation costs resulting in an increase in gross margin from 30% to 40%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the nine months ended January 27, 2024 was $79.8 million, or 15% of revenue, as compared to SG&A expense of $70.3 million, or 20% of revenue, for the nine months ended January 28, 2023. The increase in SG&A expense was primarily due to an increase in employee related expenses of $11.0 million driven by an increase in average headcount to support our growth and expansion of our global business development team, an increase in sales and marketing expense of $2.9 million primarily driven by an increase in bid and proposal efforts and an increase in depreciation expense of $1.7 million driven by increased capital to support our growth, partially offset by a decrease of $8.0 million in intangible amortization and other non-cash purchase accounting expenses. The decrease in intangible amortization expense was primarily driven by a decrease in COCO customer relationship amortization of $9.3 million due to the accelerated amortization of COCO customer relationships recorded during the three months ended April 30, 2023, partially offset by an increase of $1.0 million resulting from the Tomahawk acquisition.

Research and Development. R&D expense for the nine months ended January 27, 2024 was $62.6 million, or 12% of revenue, as compared to R&D expense of $47.8 million, or 13% of revenue, for the nine months ended January 28, 2023, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Interest Expense, net. Interest expense, net for the nine months ended January 27, 2024 was $4.1 million compared to interest expense, net of $6.7 million for the nine months ended January 28, 2023. The decrease in interest expense, net was primarily due to an increase of $2.1 million in interest income and lower average outstanding balances on debt, partially offset by higher interest rates on our debt facility.

Other Expense, net. Other expense, net, for the nine months ended January 27, 2024 was $3.0 million compared to other expense, net of $2.2 million for the nine months ended January 28, 2023. The increase in other expense, net is primarily due to unrealized losses associated with decreases in fair market value for equity security investments.

Provision for (Benefit from) Income Taxes. Our effective income tax rate was 6.3% for the nine months ended January 27, 2024, as compared to 38.3% for the nine months ended January 28, 2023. The decrease in our effective income tax rate was in part due to an increase in year to date actual and projected full year income before income taxes combined with increases in expected FDII deductions and federal R&D tax credits. The effective income tax rate for the nine months ended January 27, 2024 was primarily impacted by expected federal R&D tax credits and FDII deductions.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the nine months ended January 27, 2024 was $1.5 million as compared to $2.2 million for the nine months ended January 28, 2023.

Business Segment Results of Operations

Unmanned Systems

	Nine Months Ended
	January 27,	January 28,
	2024	2023
Revenue:
Product sales	$318,708	$160,450
Contract services	25,562	61,288
	$344,270	$221,738

Segment adjusted income from operations	$84,048	$5,214

Revenue. UMS revenue for the nine months ended January 27, 2024 was $344.3 million, as compared to $221.7 million for the nine months ended January 28, 2023, representing an increase of $122.5 million, or 55%. The increase in revenue was due to an increase in product revenue of $158.3 million, partially offset by a decrease in service revenue of $35.7 million. The increase in product revenue was primarily due to an increase of $149.9 million largely resulting from increased product shipments of our SUAS family of systems, Jump 20 and UGV products systems driven by increased global demand for our unmanned systems associated with the current global conflicts as well as U.S. D.o.D. resupply and $8.3 million associated with the recent Tomahawk acquisition. The decrease in service revenue was primarily due to decreases of $45.9 million from the closure of all COCO site locations during fiscal year 2023, partially offset by an increase of $4.4 million associated with the recent Tomahawk acquisition and an increase of $3.9 million in training services associated with the increased sales volume.

UMS Segment adjusted income from operations. UMS segment adjusted income from operations for the nine months January 27, 2024 was $84.0 million, as compared to $5.2 million for the nine months ended January 28, 2023, representing an increase of $78.8 million. The increase in UMS segment adjusted income from operations was primarily due to an increase of $122.5 million in revenue, partially offset by an increase of $27.9 million in cost of sales driven by increased sales volume of approximately $55 million, partially offset by a favorable sales mix of approximately $27 million due to a mix shift to a higher proportion of international products sales and lower levels of COCO service revenue, partially offset by an increase in SG&A of $10.0 million driven by increased employee related expenses and an in increase in R&D of $4.7 million due to development activities regarding enhanced capabilities for our products, partially offset by a decrease in intangible amortization of $8.1 million.

Loitering Munitions Systems

	Nine Months Ended
	January 27,	January 28,
	2024	2023
Revenue:
Product sales	$100,645	$50,775
Contract services	18,179	27,352
	$118,824	$78,127

Segment adjusted income from operations	$11,345	$845

Revenue. LMS revenue for the nine months ended January 27, 2024 was $118.8 million, as compared to $78.1 million for the nine months ended January 28, 2023, representing an increase of $40.7 million, or 52%. The increase in revenue was due to an increase in product revenue of $49.9 million, partially offset by a decrease in service revenue of $9.2 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our unmanned systems associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to a decrease of $9.6 million in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted income from operations. LMS segment adjusted income from operations for the nine months January 27, 2024 was $11.3 million, as compared to $0.8 million for the nine months ended January 28, 2023, representing an increase of $10.5 million. The increase in LMS segment adjusted income from operations was primarily due to an increase in revenue of $40.7 million and a decrease in R&D of $3.0 million associated with the shift from development to production of certain Switchblade products, partially offset by an increase in cost of sales of $29.3 million driven by increased sales volume of approximately $27 million and an unfavorable sales mix of approximately $2 million due to due to new contract awards with lower estimated margins and an increase in SG&A of $4.0 million driven by increased sales and marketing activity related to higher demand.

MacCready Works

	Nine Months Ended
	January 27,	January 28,
	2024	2023
Revenue:
Product sales	$1,820	$308
Contract services	54,827	54,322
	$56,647	$54,630

Segment adjusted (loss) income from operations	$(14,627)	$4,099

Revenue. MW revenue for the nine months ended January 27, 2024 was $56.6 million, as compared to $54.6 million for the nine months ended January 28, 2023, representing an increase of $2.0 million, or 4%. The increase in revenue was primarily due to an increase of $1.5 million in product sales. The increase in product sales is due to an increase in product deliveries as certain development programs begin to shift from development to early production.

MW Segment adjusted (loss) income from operations. MW segment adjusted loss from operations for the nine months January 27, 2024 was $(14.6) million, as compared to MW segment adjusted income from operations of $4.1 million for the nine months ended January 28, 2023, representing an increased loss of $18.7 million. The increase in MW adjusted loss from operations was primarily due to an increase in R&D of $13.2 million due to increased investments largely related to HAPS development efforts to support the decrease in customer funded R&D programs in part due to delays in the establishment of the government fiscal year 2024 budget, an increase in costs of sales of $4.9 million driven by approximately $4 million related to unfavorable sales mix and approximately $1 million related to sales volume and an increase in SG&A of $2.9 million driven by increased employee related expenses and sales and marketing activity, partially offset by an increase in revenue of $2.0 million.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 27, 2024, our funded backlog was approximately $462.8 million, as compared to $424.1 million as of April 30, 2023.

In addition to our funded backlog, we also had unfunded backlog of $132.7 million as of January 27, 2024. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for SUAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract.

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

Liquidity and Capital Resources

On September 8, 2022, we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. As of October 28, 2023, we completed the Open Market Sale AgreementSM and sold 1,917,100 of our shares for total gross proceeds of $200.0 million and $194.0 million proceeds received, net of commission expense and $193.1 million net of equity issuance costs. During the nine months ended January 27, 2024, we sold 807,370 shares for total gross proceeds of $91.3 million, total proceeds received of $88.6 million, net of commission expense and $88.4 million net of equity issuance costs.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities”. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $13.3 million as of January 27, 2024. As of January 27, 2024, approximately $86.7 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($7.6 million) available for issuing letters of credit of which €0.7 million ($0.8 million) was outstanding as of January 27, 2024.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $12.3 million was remaining at January 27, 2024. The contributions are anticipated to be paid over the next four fiscal years. The UGV second year earnout of €2.0 million (approximately $2.1 million) was paid in November 2023. The Tomahawk acquisition closed on September 15, 2023, and we paid a total purchase price of $134.4 million consisting of $109.8 million in stock and $24.2 million from cash on hand, net of cash acquired. Due to the new internal revenue service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5 year period for tax purposes, we expect an increase in cash paid for U.S. federal income taxes during the fiscal year ending April 30, 2024 and future fiscal years relative to prior periods.

Cash Flows

The following table provides our cash flow data for the nine months ended January 27, 2024 and January 28, 2023 (in thousands):

	Nine Months Ended
	January 27,	January 28,
	2024	2023

	(Unaudited)
Net cash provided by operating activities	$26,965	$8,801
Net cash (used in) provided by investing activities	$(41,432)	$889
Net cash used in financing activities	$(10,621)	$(2,402)

Cash Provided by Operating Activities. Net cash provided by operating activities for the nine months ended January 27, 2024 increased by $18.2 million to $27.0 million, as compared to net cash provided by operating activities of $8.8 million for the nine months ended January 28, 2023. The increase in net cash provided by operating activities was primarily due to an increase in net income of $69.3 million, partially offset by a decrease in cash as a result of changes in operating assets and liabilities of $40.5 million, largely related to unbilled receivables and retentions, other liabilities, accounts payable, and prepaid expenses and other assets due to year over year timing differences as well as a decrease in non-cash expenses of $10.6 million primarily due to a decrease in depreciation and amortization, partially offset by an increase in inventory reserve.

Cash (Used in) Provided by Investing Activities. Net cash used in investing activities increased by $42.3 million to $41.4 million for the nine months ended January 27, 2024, as compared to net cash provided by investing activities of $0.9 million for the nine months ended January 28, 2023. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions of available-for-sale investments of $24.6 million and an increase in business acquisitions, net of cash acquired of $19.1 million, partially offset by a decrease in equity securities investments of $5.1 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $8.2 million to $10.6 million for the nine months ended January 27, 2024, as compared to net cash used in financing activities of $2.4 million for the nine months ended January 28, 2023. The increase in net cash used in financing activities was primarily due to an increase in the principal payment of the term loan of $72.5 million, partially offset by an increase in proceeds from shares issued of $68.3 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the conclusion that we did not adopt any accounting standards during the nine months ended January 27, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $40.0 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

On September 15, 2023, we acquired Tomahawk, and, as a result, we have begun integrating certain processes, systems and controls relating to Tomahawk into our existing system of internal control over financial reporting in accordance with our integration plans. We do not believe these represent a material change. There were changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime, unreimbursed business expenses and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. We filed our answer on December 16, 2021. Written and oral discovery are ongoing.

On January 22, 2024, a former employee filed a class action complaint against AeroVironment in the Ventura County Superior Court in California alleging that AeroVironment did not indemnify and reimburse employees for certain tools and equipment purchased by such employees needed to discharge their job duties. The Company is currently evaluating the claims contained in the complaint and intends to mount a vigorous defense.

On January 29, 2024, AeroVironment was served with a California Labor Code Private Attorney General Act of 2004 ("PAGA") notice which was filed with the California Labor and Workforce Development Agency indicating a former employee’s intention to file a class action lawsuit against AeroVironment alleging violations of California wage and hour laws and seeking penalties recoverable under California Labor Code section 2698, et. seq., the PAGA and all other remedies available under PAGA. No complaint has yet been filed against the Company regarding allegations made in the PAGA notice.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended January 27, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

Date: March 4, 2024		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)