Form 10-K
period 2024-04-30
AeroVironment Inc
filed 2024-06-27
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2024
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 28, 2023 was approximately $3,173.5 million.

As of June 19, 2024, the issuer had 28,133,862 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2024, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms including, but not limited to, “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts,” “seeks” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development (“R&D”) programs and the changes in the timing and/or amount of government spending;
●	our reliance on certain customers, including the U.S. government and allied foreign governments, for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and international customers and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator, to create new market opportunities and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages in components for our products;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	increased competition, including from firms that have substantially greater resources than we have and, in the uncrewed systems market, from lower-cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;
●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, such as supply chain disruptions, public health crises, curtailments of trade, diversions of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;

●	failure to develop new products or integrate new technology into current products;
●	unfavorable results in legal proceedings;

●	our ability to comply with the covenants in our loan documents;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

Item 1. Business.

Overview

We design, develop, produce, deliver and support a technologically-advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply uncrewed aircraft and ground robot systems, loitering munitions systems and related services primarily to organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies and to international allied governments. We derive the majority of our revenue from these business areas, and we believe that the markets for these solutions offer the potential for significant long-term growth. In addition, we believe that some of the innovative potential products, services and technologies in our R&D pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success of our current product and service offerings stems from our investments in R&D to invent and deliver advanced solutions, our utilization of proprietary and commercially available technologies, and our acquisitions of leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 50 years of innovation, include robotics and robotics systems autonomy; modular open systems architecture; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; land, maritime and air deployment of munitions and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; munitions systems warhead integration; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic crewed and uncrewed mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of our innovative uncrewed systems (“UxS”) and loitering munitions systems (“LMS”) products and services that provide situational awareness, remote sensing, multi-band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Our Strategy

As a leader in defense technology, our strategy is to grow our business by delivering innovative, safe and reliable multi-domain solutions and unique capabilities to our customers. Delivering these capabilities enables us to create new markets or market segments, gain share in existing markets, and grow as market adoption increases. We believe that by introducing new solutions, or acquiring differentiated solutions developed by others, we provide customers with compelling value while growing our business profitably, in both new and existing markets. By providing differentiated solutions we believe we can compete effectively against large, incumbent competitors that may possess advantages in scope, scale, resources and relationships.

We intend to grow our business by preserving a leadership position in our core UxS (inclusive of aircraft and ground vehicles), and LMS markets by creating or acquiring new solutions and capabilities that enable us to establish leadership positions in new markets. Key components of this strategy include the following:

Expand the market penetration of existing products and services. Our UxS business, comprised of Small Uncrewed Aircraft Systems (“SUAS”), Medium Uncrewed Aircraft Systems (“MUAS”), and Uncrewed ground vehicles (“UGV”); our LMS business; and our MacCready Works business (“MW”), comprised of proprietary programs, advanced research, Ingenuity Mars Helicopter and High Altitude Pseudo-Satellites (“HAPS”) businesses, have gained reputations as performance leaders and technology innovators in their respective markets. We intend to increase the penetration of our products and services within the U.S. military, the military of allied nations, other government agencies and non-government organizations, including commercial entities. We believe that broad adoption of our solutions by the U.S. military will continue to spur demand from allied nations, and that our pursuit of new applications will create opportunities beyond the early adopter military market.

Deliver innovative new solutions into existing and new markets. Customer-focused innovation is the primary driver of our growth. We plan to continue investing in internally-funded R&D projects while expanding our pursuit of customer-funded R&D projects to generate revenue and develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, these innovations result in upgrades to existing offerings while expanding their value among existing customers and markets. In other cases, these innovations become entirely new solutions that position us to address new markets, customers and business opportunities. We believe focused R&D investments will allow us to deliver innovative new products and services that address market needs within and outside of our current target markets by enabling us to create new opportunities for growth. We view strategic partnerships as a means by which to further the reach of our innovative solutions by accessing new markets, customers, and complementary capabilities. We also consider acquisitions as a method to obtain valuable products, capabilities or technologies that can further enable our growth strategy.

Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel. Our company culture encourages innovation and entrepreneurship, which helps to attract and retain highly-skilled professionals. This culture encourages the development of innovative, highly technical system solutions and business models that give us our competitive advantage. Our values of “customer commitment,” “trust and teamwork,” “innovate and simplify,” and “ownership and results” serve as the foundation of our culture. We believe that our values help to guide the behavior of our team members and serve to maintain a positive work environment that inspires loyalty among our personnel and customers. We also believe that our values facilitate the integration of new team members who join us as a result of acquisitions.

Preserve our agility and flexibility. We respond rapidly to evolving markets, solve complicated customer problems, and strive to deliver new products, services and capabilities quickly, efficiently and affordably compared to available alternatives. We believe our agility and flexibility help us to strengthen our relationships with customers and partners. Our agility and flexibility are important differentiators when competing against organizations with more extensive resources.

Effectively manage our growth portfolio for long-term value creation. Our production and development programs and services present numerous investment opportunities that will deliver long-term growth by providing our customers with valuable new capabilities. We evaluate each opportunity independently and against other investment opportunities, to determine its relative cost, timing and potential for generation of returns. This process helps us to make informed decisions regarding potential growth capital requirements and supports our allocation of resources based on relative risks and returns to maximize long-term value creation, which is the key objective of our growth strategy. We also review our portfolio on a regular basis to determine if and when to narrow our focus on the highest potential growth opportunities and exit unattractive or non-core product lines.

Stay intimate with our key defense customers. We receive support from members within AeroVironment’s Strategic Advisory Group (“SAG”), which provides executive level advice to AeroVironment’s senior leaders on all matters relating to the DoD. SAG members are highly qualified former members of the U.S. DoD, including retired General Officers and Senior Executive Service members, each with many decades of experience. We also have a government relations team comprised of individuals with prior military, government and policy making experience who regularly meet with key decision makers within the Pentagon, Congress and other key organizations within the U.S. government. Our global business development organization, that seeks to understand customer needs, responds to information requests, submits proposals, solicits feedback on the performance of our products, furnishes spares, and provides training and customer support. Finally, our project and program managers work intimately with customers to oversee the design, development, testing, manufacturing and delivery of solutions the customers want and need.

Customers

We sell the majority of our UxS products and services to organizations within the U.S. DoD, including the U.S. Army, Marine Corps, Special Operations Command, Air Force and Navy, to public safety agencies and to allied governments, or to companies that serve these customers. We sell our LMS products and services to organizations within the U.S. DoD and allied military forces. We also develop HAPS systems in conjunction with SoftBank Corp (“SoftBank”) for commercial customers and maintain exclusive rights to market and sell HAPS systems for defense applications globally except for Japan, which includes the sale of select products and services to the National Aeronautics and Space Administration (“NASA”) and U.S. DoD.

During our fiscal year ended April 30, 2024, we generated approximately 11% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the U.S. DoD. Other U.S. government agencies and government subcontractors accounted for 26% of our sales revenue. Sales revenue to foreign customers, inclusive of foreign military sales made through the U.S. DoD, commercial and consumer customers accounted for the remaining 63% of sales revenue during our fiscal year ended April 30, 2024, of which Ukraine accounted for 38% of our total sales revenue.

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

The innovations developed by our company and our founder include, among others: the world’s first effective human-powered and crewed solar-powered airplanes; the first modern passenger electric car, the EV1 prototype for General Motors; the world’s highest flying airplane in level flight (Helios™), a solar-powered uncrewed aircraft system (“UAS”) that reached over 96,000 feet above sea level in 2001; Global Observer, the world’s first liquid hydrogen-fueled UAS; the Nano Hummingbird™, the world’s first flapping wing UAS capable of precise hover and omni-directional flight; and Blackwing™, the first submarine-launched UAS deployed by the U.S. Navy; and a considerable portion of JPL/NASA’s Mars Ingenuity Helicopter, the first aircraft to perform a powered flight on another planet (Mars). The Smithsonian Institution possesses eight vehicles developed by our company or our founder in its permanent collection. Our history of innovation excellence is the result of our talented, creative and skilled employees whom we encourage to invent and develop unique, new solutions to address the challenges of today and tomorrow.

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

As of April 30, 2024, we had issued and retained 316 U.S. patents, as well as 79 pending U.S. patent applications; an active Patent Cooperation Treaty application; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection.

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

Sales and Marketing

Our marketing strategy is based on establishing leadership positions in new markets that we create or by expanding through the introduction or acquisition of innovation solutions that improve customer operational effectiveness and efficiency. Our ability to operate in an agile, flexible manner helps us achieve first mover advantage and work closely with early customers to achieve successful adoption of our solutions. Once we establish a market position, we work to maintain our leadership, while seeking to grow our revenue by expanding sales and through continuous innovation and customer support. Our reputation for innovation is a key component of our brand, acknowledged through a variety of awards and recognized in numerous articles in domestic and international publications. We have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, Wasp, Quantix, VAPOR, Arcturus UAV, Crysalis, Jump, Tomahawk Robotics, and Kinesis, and have several pending applications for trademark registration.

International Sales

We contract with international sales representatives and team with domestic organizations across a number of foreign markets which we believe represent growth opportunities for our business. Our international sales, inclusive of foreign military sales, accounted for approximately 62%, 53% and 41%, of our revenue for the fiscal years ended April 30, 2024, 2023 and 2022, respectively.

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

Customer-Funded R&D

We actively pursue externally funded projects that help us strengthen our technological capabilities. We submit bids to large research customers, such as the Defense Advanced Research Projects Agency (“DARPA”), the U.S. Air Force, the U.S. Army and the U.S. Special Operations Command, for projects that we believe have the potential for future procurement. In some cases, commercial enterprises may fund our R&D activities, as with our HAPS UAS development program. Providing these services contributes to the development and enhancement of our technical competencies. We carefully manage the volume of customer-funded R&D projects based on projects’ available resources, and we expect to expand our team to support growth in this area of our business.

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

Raw Materials and Suppliers

We are dependent upon the availability of materials and major components and the performance of our suppliers. Historically, we have been successful in obtaining the materials required in our manufacturing processes. We seek to manage materials supply risk through long term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and, to some degree, mitigate risk. In recent years, we have experienced supply chain challenges including shortages of certain electronic and other components, increased lead times, increased costs for components, and increased shipping, warehousing and inventory costs. Although, we believe all such raw materials and components are available to meet our needs from various suppliers, we expect some supply chain constraint trends to continue into our fiscal year 2025, which could cause delays in production and development programs and negatively impact our operating results (see Part 1A, “Risk Factors—If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business,” for more information).

Product Mix

The table below shows our revenue for the periods indicated by segment. Prior period segment information has been recast to align with the new segment structure:

	Fiscal Year Ended
	April 30,
	2024	2023	2022
UxS	62%	64%	67%
LMS	27%	22%	17%
MW	11%	14%	15%

Contract Mix

The table below shows our revenue for the periods indicated by contract type:

	Fiscal Year Ended
	April 30,
	2024	2023	2022
Fixed-price contracts	88%	80%	78%
Cost-reimbursable contracts	11%	19%	21%
Time-and-materials contracts	1%	1%	1%

Human Capital Resources

We recognize our employees as the most invaluable asset of our company, serving as the cornerstone of our accomplishments. With this in mind, we endeavor to establish ourselves as an employer renowned for fostering a positive and inclusive work environment that encourages personal development, ensures workplace safety, promotes diversity, and embraces inclusion. We firmly believe that such a corporate culture not only enhances employee satisfaction but also nurtures creativity and productivity, thereby driving our continuous innovation efforts. Central to our ethos is prioritizing the employee experience, a commitment underscored by our esteemed certification from the Great Place to Work Institute, Inc., designating us as a “Great Place to Work” each year since 2019.

Workforce Demographics

As of April 30, 2024, we had 1,403 full time employees and 25 part time employees, of whom 534 were in R&D and engineering, 74 were in sales and marketing, 490 were in operations and 330 were general and administrative personnel.

Talent Acquisition, Retention and Development

Our ability to attract, cultivate, and retain highly skilled individuals, particularly those with technical and engineering expertise, is paramount for the successful execution of our strategic objectives and the expansion of our enterprise. We maintain a vigilant oversight of recruitment, employee retention, and management practices. A pivotal component of our People and Culture strategy involves the recruitment of early-career professionals through collegiate programs and internships, with a specific focus on technical disciplines. Furthermore, we engage in regular confidential surveys to gather insights from our workforce, utilizing the feedback to enhance our organizational environment. Our commitment to our employees is demonstrated through competitive compensation packages, inclusive of performance incentives and recognition schemes that encompass all levels within our company. We prioritize the development of our workforce through educational initiatives, training programs, and support for further education and professional certifications. Moreover, we conduct meticulous succession planning for leadership roles to ensure the sustained cultivation of a talented management cadre essential for the realization of our strategic vision.

Diversity and Inclusion

At AeroVironment, the cultivation of a culture rooted in diversity and inclusion is a daily commitment. We firmly uphold the belief that a workforce rich in diversity and inclusivity serves as a pivotal force in fostering innovation. Our diversity and inclusion endeavors are primarily concentrated on multiple facets, encompassing employee recruitment strategies that involve supporting minority-serving institutions and conducting outreach programs. Moreover, we prioritize employee training and development initiatives aimed at broadening the spectrum of diverse talents. Additionally, our dedication to employee engagement is evident through active participation in various employee focus groups addressing pertinent topics related to diversity and inclusion.

Employee Safety and Health

Our safety and health program aims to enhance operational efficiency by offering tailored safety, health, and wellness initiatives. These endeavors are crafted to establish secure working conditions, foster a positive work atmosphere, enhance employee resilience, and bolster the company's overall value. We diligently track employee health and safety metrics, setting monthly and annual goals to minimize work-related injuries and illnesses, thereby reducing the number of lost workdays and mitigating productivity setbacks resulting from such incidents. Furthermore, we extend health and wellness benefits to our employees for their well-being.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2024 and 2023, our backlog was approximately $400.2 million and $424.1 million, respectively. We expect that approximately 90% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2025.

In addition to funded backlog, we also had unfunded backlog of $135.4 million and $220.9 million as of April 30, 2024 and 2023, respectively. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Our principal executive offices are located at 241 18th Street South, Suite 415, Arlington, Virginia 22202. Our telephone number is (805) 520-8350. Our website home page is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

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

Our Business

Our business addresses the increasing value of intelligent, multi-domain robotic systems providing distributed, network-centric intelligence, surveillance and reconnaissance (“ISR”), communications, remote sensing, effects delivery and remote materials handling with innovative UxS and LMS solutions. With respect to the defense applications for these technologies, over 20 years of counterinsurgency operations in regions where U.S. and allied forces benefit from air and technical superiority have driven the demand for a variety of uncrewed systems in the air and on the ground. The recent shift of U.S. and allied defense planning toward countering peer and near-peer adversaries requires a portfolio of capabilities that can operate effectively in areas where the battlespace, including the air, radio frequency (“RF”) spectrum and Global Positioning Satellite (“GPS”) signals, may be contested, driving the need for more intelligent robotic systems capable of autonomous operation.

Industry Background

UnCrewed Systems

The defense market for UxS has grown significantly since the early 2000s, driven largely by the demands associated with the global threat environment and resulting procurement by military customers, the early adopters for this technology. SUAS and MUAS now represent accepted and enduring capabilities for military forces around the world. The U.S. military’s transformation into a smaller, more agile force that operates via a network of observation, communication and precision targeting technologies accelerated following the terrorist attacks of September 11, 2001, as the DoD required improved, distributed observation and targeting of enemy combatants who operate in small groups, often embedded in dense population centers or dispersed in remote locations, to operate effectively in a counterinsurgency threat environment. We believe that UxS, which range from large systems to medium systems such as our Puma LE, T-20 and JUMP 20 to small systems, such as our Raven, Wasp AE, Puma AE, and VAPOR, serve as integral components of today’s military force. These systems provide critical observation and communications capabilities serving the increasing demand for actionable intelligence, while reducing risk to individual warfighters. SUAS and MUAS can provide real-time observation and communication capabilities to commanders and directly to the units who control them. These capabilities are increasingly enabled by next generation open standard communications and common control technologies.

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

Loitering Munitions Systems

The development of weapons capable of rapid deployment and precision strikes that also minimize the risk to surrounding civilians, property and operators has accelerated due to advances in the enabling technologies. Weapons such as laser-guided missiles, “smart” bombs and GPS-guided artillery shells have dramatically improved the accuracy of strikes against hostile targets. When ground forces find themselves engaged in a firefight or near a hostile target, their ability to employ a precision weapon system quickly and easily can mean the difference between mission success and failure. A rapidly deployable solution could address emerging requirements beyond ground engagements for use in other types of missions and from a variety of sea, air and land platforms. We believe that embedding a precision lethal payload into a remotely controlled, portable delivery system provides warfighters with a valuable and more cost-effective alternative to existing munition and missile systems.

MacCready Works: HAPS UAS

We believe a market opportunity exists for HAPS UAS that can fly for months at a time to provide continuous remote sensing and telecommunications services in an affordable manner over large coverage areas for both commercial and defense applications. Existing solutions such as terrestrial cellular towers and communications satellites address some of the current and emerging demand for this capability but each have trade-offs. Terrestrial based infrastructure is ideal for dense population centers but expensive and underutilized for large area applications. Geosynchronous satellites provide fixed, continuous communications capabilities to large portions of the globe, but because they operate more than 20,000 miles from the surface of the earth, the bandwidth they can provide is limited, introducing latency in communications signals and requiring relatively larger, higher power ground stations. Smaller low earth orbit satellites are lower cost alternatives to geosynchronous satellites and typically operate at lower altitudes with reduced latencies, but are unable to maintain geosynchronous positions, meaning they are moving with respect to the surface of the earth, resulting in a limited presence over specific areas of interest and significant periods of down time during which they are not present over those areas. All satellites require special ground based receiving hardware that may further limit their telecommunication applications, and changes in communications technologies often require expensive new satellite constellations be deployed. UAS that are capable of maintaining geosynchronous orbits for extended periods of time, operating over large areas of interest, while providing low latency communications directly to available handheld mobile devices provide a critical bridge between terrestrial infrastructure and satellites. Further, these HAPS platforms can carry a wide array of communications and sensing payloads that can be readily installed, upgraded and swapped based on evolving customer and mission needs.

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

Our Solutions

We supply our uncrewed products and services to multiple customers, primarily with defense related applications both domestically and internationally, as well as supply our loitering munitions and related services to defense related organizations within the U.S. government and allied nations.

SUAS Products

Our SUAS products, including Raven, Wasp AE, Puma AE, Puma LE, and VAPOR MX are designed to operate reliably at low altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information to end users. These reusable systems are easy to transport, assemble and operate and are relatively quiet when flying at operational altitudes, as a result of our efficient electric propulsion systems. Furthermore, their small size makes them difficult to see from the ground in daytime environments without optical enhancing tools. More recently, our SUAS have been upgraded to be more resilient against more sophisticated adversaries by introducing technologies which allow for safe operation and mission continuation of SUAS in contested environments such as loss of GPS or RF contested environments.

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

Systems within our SUAS portfolio utilize our common and interoperable handheld ground control systems and an array of spare parts and accessories. The ground control system serves as the primary interface between the operator and our SUAS and allows the operator of each system to control the direction, speed and altitude of the aircraft as well as the orientation of the sensors to view the visual information they produce through real time, streaming video and metadata. We have begun integrating our SUAS with the Kinesis common control application, acquired with our acquisition of Tomahawk Robotics, and expect to complete integration in fiscal year 2025. Kinesis provides enhanced interoperability between AV and third-party products in a Modular Open System Architecture (MOSA) environment.

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

MUAS Products

Providing expanded capabilities compared to our SUAS, our field-deployable MUAS, including T-20 and JUMP 20, deliver extended endurance and increased payload capacity to unlock a broader set of uncrewed missions. The internal combustion engine powered T-20 and JUMP 20 offers significantly greater endurance and payload capacity than our SUAS, with larger airframes that can also accommodate a wider variety of payloads, including small cargo. The JUMP 20 launches and lands vertically because of its vertical take-off and landing (“VTOL”) rotors, minimizing the amount of space required for its operation and eliminating the need for a runway. The T-20 launches from a catapult, lands on a short runway and provides more than 24 hours of endurance. In the past, we operated our MUAS, such as Jump 20, in overseas locations to support U.S. military ISR operations under a contractor-owned, contractor-operated (“COCO”) arrangement. Under these services contracts, we operated our MUAS in specific locations and provided valuable intelligence on an hourly basis to our customers, who then used that information to support their missions.

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

Uncrewed Ground Vehicle Products

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

Select Uncrewed		Lifting
Ground Vehicle	Weight	Capacity	Accessory	Drive	Mission
Product	(lbs.)	(lbs.)	Sensors	Mechanism	Duration (hrs.)
tEODor EVO	844	220	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	Dual-track independent high-torque motors	4
telemax EVO PLUS	249	176	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	4-track running gear with individually adjustable flippers	12
telemax EVO HYBRID	176	82	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	4-track running gear with individually adjustable flippers and optional wheels	10
telemax EVO PRO	169	44	HD pan/tilt/zoom cameras; four video feeds; various EOD, CBRN and tactical sensors	4-track running gear with individually adjustable flippers and optional wheels	10

Loitering Munitions Systems Products

Our LMS consist of tube-launched aircraft that deploy with the push of a button, fly at higher speeds than our SUAS, and perform either effects delivery or reconnaissance missions. Switchblade 300, the first of our LMS products, can be transported in its launch tube, within a backpack, and deployed within minutes to defend against lethal threats such as snipers and mortar launchers. With a high level of precision, including a customized warhead and patented wave-off, loiter and re-engagement capabilities, Switchblade 300 can neutralize a target rapidly and accurately without causing collateral damage. Furthermore, because it streams live electro-optical and thermal video to its operator, Switchblade 300 can be called off in the final moments prior to a strike should the situation require, potentially eliminating damage to non-combatants. Switchblade 600 is a larger version of Switchblade 300 that can fly for a longer period of time and over a longer distance while carrying a larger, more powerful, anti-armor warhead. Blackwing, a variant of Switchblade 300, launches from a submerged submarine and carries extra batteries instead of a warhead, providing longer flight time for extended maritime reconnaissance operations.

Loitering
Munitions System		Weight		Standard	Range	Flight Time
Product	Differentiators	(lbs.)	Launch and Recovery	Sensors	(mi.)(1)	(min.)(1)
Switchblade 300	Patented wave-off and recommit Direct fire weapon with 30km range	5.5 (includes munition, payload, launcher and transport bag)	Single or multi-pack tube launch, single use loitering munition	Day (EO) and night (IR) cameras with stabilized electronic pan-tilt-zoom	18	20
Switchblade 600	Patented wave-off and recommit; anti-armor warhead Direct fire weapon with 40km range	68 (includes launcher, munition)	Single or multi-pack tube launch, single use loitering munition	2-axis, 4-sensor gimbal (Dual EO and IR) integrated sensor suite	24	40+
Blackwing	Deployed from submerged submarine	4.0	Underwater-to-surface delivery canister; launch tube, single use	EO/IR sensor suite	Not disclosed	Not disclosed

MacCready Works

MacCready Works, named for our founder, Dr. Paul B. MacCready, Jr., ensures that creativity and long-term thinking remain at the core of our culture. With a focus on the future, this group of select, visionary scientists and engineers partners with our diverse customer base to explore innovative breakthrough solutions to difficult challenges. Primarily focused on customer-funded R&D in the areas of robotics, sensors, software analytics and connectivity, this segment seeks to identify new products, services and businesses for the company. While this segment’s revenue is currently largely driven by these customer-funded projects, it is likely that new businesses incubated here could significantly contribute to the growth of the company.

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

We provide comprehensive training services to support all our SUAS and LMS for defense applications. Our highly-skilled instructors typically have extensive military experience. We deploy training teams throughout the continental United States and overseas to support our customers’ training needs on both production and development-stage systems.

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

Technology, Research and Development

Our primary areas of technological competence represent the sum of numerous technical skills and capabilities that help to differentiate our approach and product offerings. The following list highlights a number of our key technological capabilities:

●	robotics and robotics systems autonomy technologies;

●	modular open systems architectures;

●	sensor design, development, miniaturization and integration;
●	embedded software and firmware, analytics processing, database systems, web, desktop and mobile applications and standards-based interfaces;
●	miniature, low power, secure wireless digital communications and networks;

●	lightweight, advanced aerostructures and aerodynamic design;

●	high-altitude long-endurance systems design, integration and flight operations;
●	machine vision, machine learning, active perception, advanced auto flight control, auto target recognition, autonomous mission planning and teaming;

●	land, maritime and air deployment of munitions and aircraft systems;

●	design and qualification for robotics in extreme terrestrial and space environments;

●	munitions systems warhead integration;
●	low SWaP (Size, Weight and Power) system design and integration;
●	collaborative multi-robotic mission operation, crewed and uncrewed;
●	power electronics and electric propulsion systems;
●	efficient electric power conversion, storage systems and high-density energy packaging;
●	controls and systems integration;
●	vertical takeoff and landing flight, fixed-wing flight and hybrid flight uncrewed aircraft and rotocraft systems;

●	image stabilization and target tracking;

●	advanced flight control systems;

●	fluid dynamics;
●	human-machine interface development;

●	modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and

●	integrated mission solutions for austere environments.

One of our UAS development initiatives is described below:

HAPS Uncrewed Aircraft Systems. We continue to develop HAPS UAS, building on our decades of groundbreaking development and demonstration of high altitude solar-powered UAS.

Softbank, who has been our partner since 2018, is directly funding the development and demonstration of solar-powered HAPS UAS under a Master Design and Development Agreement (“MDDA”) signed in May 2021. During the term of the MDDA, we possess exclusive rights from SoftBank for future design and manufacturing work for the Solar HAPS UAS and future variants thereof, subject to meeting contractual performance criteria and maintain exclusive rights to market and sell Solar HAPS for defense applications globally except for Japan. We have separately received increasing interest and some funding to pursue a HAPS UAS development for the U.S. DoD. Both the defense and commercial development efforts are proceeding in parallel.

Sales and Marketing

Our product line management personnel translate customer and market requirements into multi-year product roadmaps that guide our development, engineering and manufacturing plans. We organize our business development team members by geographic area, target market and customer and product line, and we locate team members in close proximity to the customers they support when possible. We organize our program managers by product and focus on designing optimal solutions and improving contract fulfillment, incorporating feedback from customers and users. By maintaining assigned points of contact with our customers, we believe that we are able to maintain and strengthen our relationships, service existing contracts effectively and gain vital feedback to improve our responsiveness and product offerings.

Manufacturing and Operations

Continued investment in infrastructure has enabled us to meet demand and efficiently scale capacity as needed. We have executed an operating plan that has enabled us to manufacture products at higher rates than our historical volumes while supporting initial low-rate production for new development programs. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization (“ISO”) certification for Quality Management, integrated supply chain strategy, document control systems and process control methodologies for production. Presently, we perform SUAS manufacturing at the 85,000 square foot manufacturing facility we established in 2005. Our ISO 9001:2015 + AS9100D certified manufacturing facilities are designed to accommodate demand of up to 1,000 aircraft per month. ISO 9001:2015 + AS9100D refers to a set of voluntary standards for quality management systems. The 9001:2015 standards are established by the ISO to govern quality management systems used worldwide. We are regularly audited and certified to be compliant by a third party, accredited registrar. Accreditation of Systems Certification Board, our third-party registrar, is by the ANSI National Accreditation Board. These audits performed as part of certification evaluate the effectiveness of companies’ quality management systems and their compliance with ISO standards. Some companies and government agencies view ISO certification as a positive factor in supplier assessments.

Competition

The defense market for SUAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. We believe that a number of domestic and international defense contractors have developed or are developing SUAS that compete, or will compete, directly with our products. Some of these contractors have significantly greater financial and other resources than we possess. Our current principal SUAS competitors include Elbit Systems Ltd., Quantum-Systems, Inc., Edge Autonomy, Teledyne Technologies, Inc., Sierra Nevada Corporation and Lockheed Martin Corporation.

The U.S. defense market for MUAS has been addressed primarily by The Boeing Company and Textron, Inc. However, our MUAS competitors also include Shield AI, Inc. and Northrop Grumman Corporation, Sierra Nevada Corporation, Griffon Aerospace, Inc. and L3Harris Technologies, Inc. International MUAS competitors include Elbit Systems Ltd. and Israeli Aircraft Industries.

We do not view large UAS producers such as Northrop Grumman Corporation or General Atomics, Inc. as direct competitors to our SUAS or MUAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors in the future as we expand the capabilities of our MUAS products to, potentially, impinge upon the lower end of the large UAS market segment.

The market for LMS is now rapidly evolving and poised for continued growth. Competitors in this market include Textron Inc., RTX Corporation, Lockheed Martin Corporation, Anduril Industries, Inc., Aevex Holdings, LLC and UVision Air Ltd. There is also a class of less expensive and less capable commercial products being retrofitted with munitions and we expect additional entrants and substitutes to emerge over the next few years as this market matures.

The market for UGV spans the global defense, first responder, security and logistics market segments. The UGV opportunity in the U.S. DoD has grown with recent U.S. Army procurement awards. Competitors in the U.S. UGV market include L3Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton Remotec, ICOR Technology, Inc., Ghost Robotics, Inc., and Boston Dynamics, Inc. Initial adoption of UGVs for law enforcement and other government agencies is also progressing in the U.S. and globally, as well as applications in hazardous materials handling.

The market for HAPS UAS is in an early stage of development. As a result, this category is not well defined and is characterized by multiple potential solutions. An existing contractor that claims to provide high altitude long endurance UAS is Northrop Grumman Corporation with its Global Hawk. Several aerospace and defense contractors have pursued this market opportunity with proposed very long duration UAS, including The Boeing Company, Airbus SE, Lockheed Martin Corporation and Northrop Grumman Corporation. Companies pursuing airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) as a solution for this market include Lockheed Martin Corporation and Northrop Grumman Corporation. A number of telecommunications, aerospace and technology companies, including us and our former joint venture partner HAPSMobile launched the HAPS Alliance to promote the benefits of HAPS to the global population. Companies pursuing conventional satellites as a solution for this market include The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., BAE Systems and Northrop Grumman Corporation. Companies pursuing Low Earth Orbit (“LEO”), micro or cubesat satellite constellations for global communication and remote sensing include Amazon, Planet Labs PBC, OneWeb, Space Exploration Technologies Corporation (known as SpaceX) and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

Potential competition from consumer and commercially focused drone manufacturers is emerging as their capabilities increase and their prices remain low relative to existing defense solutions, which is resulting in some level of military consideration even if such drones do not meet traditional military performance or security specifications.

We believe that the principal competitive factors in the markets for our UxS and LMS products and services include product performance; safety; features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; integration with existing equipment and processes; quality; reliability; customer support; brand awareness and reputation.

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

In December 2019, the FAA proposed rules requiring the remote identification of UAS. Remote identification, which provides for a UAS in flight to provide identification that can be received by other parties, is designed to enhance safety and security by allowing the FAA and other agencies to identify a UAS that appears to be flying unsafely or in an area in which flight is not permitted. The final rule for remote identification of UAS was published in the Federal Register on January 15, 2021 with the effective date for compliance of September 16, 2023. On April 21, 2021, the final rule for operation of SUAS over people went into effect. This rule permits routine operations of small, uncrewed aircraft over people, moving vehicles, and at night under certain conditions. The final rule also made changes to the recurrent testing framework and expanded the list of persons who may request the presentation of a remote pilot certificate. Additionally, in February 2020, the FAA issued a public request for comment on its proposed policy for the creation of a new type certification of certain UAS as a special class of aircraft under FAA regulations. Currently the Part 107 Rules (as defined below) allow for the operation of SUAS without the need for FAA airworthiness certification as long as the UAS meets certain specified criteria and certain flight rules are followed; larger UAS and operations of SUAS outside the scope of the Part 107 Rules (as defined below) require a waiver from the FAA. The FAA’s proposed policy proposes a new special class of UAS for which airworthiness certification can be obtained, however, the proposed policy only applies to the procedures for the type certification of the new class of UAS. Further rulemaking by the FAA is anticipated regarding the particular criteria for the airworthiness certification standards under the new special class proposed by the new policy. The comment period for the FAA’s proposed policy expired on March 4, 2020 without further update.

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

U.S. Government Contracting Process

We sell the significant majority of our SUAS, MUAS and LMS products and services as well as MacCready Works products and services under contracts with the U.S. government. Certain important aspects of our U.S. government contracts are described below.

Bidding Process

Most of our current U.S. government contracts were awarded through a competitive bidding process. The U.S. government awards competitive-bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive-bid contracts are awarded after a formal bid and proposal competition among providers. Interested contractors prepare a bid and proposal in response to the agency’s request for proposal or request for information. A bid and proposal are usually prepared in a short time period in response to a deadline and require the extensive involvement of numerous technical and administrative personnel. Following award, competitive-bid contracts may be challenged by unsuccessful bidders.

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

Indefinite Delivery Indefinite Quantity (“IDIQ”) Contract Form. The U.S. government frequently uses IDIQ contracts and IDIQ-type contract forms, such as cost reimbursable and fixed price contracts with multiple one-year options, to obtain fixed-price, cost reimbursable and time-and-materials contractual commitments to provide products or services over a period of time pursuant to established general terms and conditions. At the time of the award of an IDIQ contract or IDIQ-type contract, the U.S. government generally commits to purchase only a minimal amount of products or services from the contractor to whom such contract is awarded.

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

Undefinitized Contractual Actions (“UCA”). UCAs are generally considered “Letter Contracts”, Basic Ordering Agreements, and Provisional Item Orders, all of which allow for the contractor to immediately begin performing services and/or manufacturing products. Under a UCA, the contract terms, specifications, or prices have not been agreed to between the government and contractor prior to performance on the contract. During the undefinitized period the government will reimburse the contractor for costs incurred. Definitization of the UCA typically occurs 180 days after the issuance of the award or when costs incurred is equal to more than 50% of the not-to-exceed price, whichever occurs first. In accordance with Defense Federal Acquisition Regulation Supplement 215.404-71, the Contracting Officer will use “weighted guidelines” for determination of profit/fee.

Unpriced Change Order (“UCO”). UCOs are categorized as unpriced contract actions that are unilateral changes within the scope of a contract where the government and contractor have not reached an agreement on terms, specifications, and prices. This type of change order allows the project to continue without delay while the contractor and government negotiate final terms, specifications, and prices. Interim funding or a not-to-exceed amount are established to cover the contractor’s costs incurred. The existing contract is formally modified to include an agreed-upon price and other adjustments related to the change order.

Other Transaction Authority (“OTA”). OTAs are legally binding instruments that are used to engage with non-traditional defense contractors and to facilitate the rapid development and deployment of innovative technologies. Unlike traditional government contracts, OTAs are not subject to the Federal Acquisition Regulation (FAR), providing greater flexibility in terms and conditions.

International Contracting Process

We supply our UxS, LMS and MW products and services to international allied governments. Certain important aspects of our international contracts are described below. Each international customer has its own laws, regulations, bureaucracy and forms of procurement agreements that present challenges in our international contracting process.

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

Funding

International customers have individualized funding processes that are generally allocated during the applicable country’s fiscal year. Funding may be broadly allocated to a governmental agency or military branch responsible for procurement, targeted for a specific purpose like uncrewed systems, or earmarked to a specific requirement for our products. Funding allocations are typically confidential, making it challenging for us to forecast demand for our products or when/whether funding is available. In addition, funding may be reallocated when higher needs arise, such as what occurred during the COVID-19 pandemic when many countries shifted defense funding to measures addressing the pandemic. Forecasted requirements are then delayed until the next fiscal year or are cancelled entirely.

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

Many of our international customers have established fleets of our UAS, which generally allows them to seek and obtain budget for yearly incremental allocations of funding. These allocations are contracted through existing multi-

year support agreements which provide the customer flexibility to procure products and services when funding is available.

Contract Types and Provisions

Our typical international customer contracts take the form of fixed price contracts and time and materials contracts. Most of our international contracts are fixed-price contracts as their finite nature is desired by customers. Time-and-materials contracts are more common for our service work with a defined limit on funding and period of performance.

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

Risks Related to Our Business and Industry

●	We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.
●	A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards may significantly and adversely affect our future revenue.
●	Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UxS and LMS.
●	If the markets for UxS and LMS do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	Our international business poses potentially greater risks than our domestic business.
●	The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.
●	We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
●	Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
●	Our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.
●	We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.
●	Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.
●	The operation of UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS in such environments and harm our business and operating results.
●	Shortfalls in available external R&D funding could adversely affect us.
●	Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.
●	Our work for the U.S. government and international governments may expose us to increased security risks.
●	Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

Risks Related to Our U.S. Government Contracts

●	We are presently classified as a small business defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set aside US government contracts.
●	We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
●	Our business could be adversely affected by a negative audit or investigation by the U.S. government.
●	Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
●	U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
●	U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
●	We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

Risks Related to Legal and Regulatory Requirements

●	We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products and services, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.
●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of SUAS and MUAS in response to public privacy concerns, may prevent us from expanding the sales of our SUAS and MUAS to non-military customers in the United States.
●	Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.

●	We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.
●	Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

●	If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.
●	We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time consuming and limit our ability to use certain technologies in the future.

Risks Related to Securities Markets and Investment in Our Stock

●	Failure to establish and maintain effective internal control over financial reporting could adversely affect our financial results.
●	Delaware law and anti-takeover provisions in our organizational documents may discourage our acquisition by a third party, which could make it more difficult to acquire us and limit your ability to sell your shares at a premium.

Risks Related to Our Business and Industry

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.

Historically, we have derived a significant portion of our total sales and our SUAS and LMS sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 76% of our revenue for the fiscal year ended April 30, 2024. The DoD, our principal U.S. government customer, accounted for approximately 28% of our revenue for the fiscal year ended April 30, 2024. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. The funding of U.S. government programs is uncertain and dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline.

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

Because we generate a significant portion of our total sales, including sales of our UxS and LMS products and services, from the U.S. government and its agencies and foreign governments, our results of operations could be adversely affected by government spending caps or changes in government budgetary priorities, as well as by delays in the government budget process, program starts, or the award of contracts or orders under existing contracts. Delays in the definitization of a contract could result in delayed funding, billing and payment. Our business may be impacted due to shifts in the political environment and changes in the government and agency leadership positions. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the U.S. government, such as changes in prior military commitments, including the withdrawal from Afghanistan or in response to the conflicts between Russia and Ukraine or Israel and Hamas, or an impasse on policy issues, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our UxS and LMS.

With the inception of the global war on terror, operational activity in the US-CENTCOM combatant command area of operations led to broad deployment and increased demand for UxS and LMS products, training and spares. Since such time, there have been periods during which the tempo of DoD counterinsurgency operations receded, reducing demand for certain of our UxS and LMS products, training and spares from prior levels. We cannot predict whether and when a reduction in overseas operational levels will occur, how future procurement priorities related to defense transformation will be impacted, including by future events such as the conflicts between Russia and Ukraine or Israel and Hamas, or how changes in the threat environment will impact opportunities and competition for our UxS and LMS products, in terms of existing, additional or replacement programs. An example was the closure of all of our Mid-Endurance Unmanned Aircraft System (“MEUAS”) COCO sites during the three months ended April 30, 2023. If defense transformation or overseas operations slow down or cease in key operational areas, then our business, financial condition and results of operations could be impacted negatively.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

Our solutions are sold in new and rapidly evolving markets. The market for HAPS UAS is also in an early stage of development. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products and services will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal SUAS competitors include Elbit Systems Ltd., Quantum-Systems, Inc., Edge Autonomy, Teledyne Technologies, Inc., Sierra Nevada Corporation and Lockheed Martin Corporation. Our principal MUAS competitors are The Boeing Company, Shield AI, Inc., Northrop Grumman Corporation, Textron, Inc., Sierra Nevada Corporation, Griffon Aerospace, Inc. and L3Harris Technologies, Inc. and international competitors Elbit Systems Ltd. and Israeli Aircraft Industries. We do not view large UAS producers such as Northrop Grumman Corporation or General Atomics, Inc. as direct competitors to our SUAS because they perform different missions, do not typically deliver their information directly to front-line ground forces, and are not hand launched and controlled. We do not view large UAS producers as direct competitors to our MUAS because they perform different missions, require a larger logistical footprint and cost considerably more to procure and operate. However, we cannot be certain that these platforms will not become direct competitors to our SUAS and MUAS in the future. Our LMS business faces competition from Textron Inc., RTX Corporation, Lockheed Martin Corporation, Anduril Industries, Inc., Aevex Holdings, LLC and UVision Air Ltd. Our competitors in the U.S. defense market for UGVs include L3Harris Technologies, Inc., Teledyne Technologies, Inc., QinetiQ North America, Inc., Peraton Remotec, ICOR Technology, Inc., Ghost Robotics, Inc. and Boston Dynamics, Inc.

We also face emerging competition from consumer and commercially focused drone manufacturers as their product capabilities increase and their product prices remain low relative to existing defense solutions, which has resulted in some level of military consideration and procurement even though their UAS products do not meet traditional military performance or security specifications.

The HAPS UAS market is in an early stage of development and our HAPS UAS faces competition from several aerospace and defense contractors and internet technology companies pursuing the high altitude long endurance UAS market for global communication and remote sensing, including The Boeing Company, Airbus SE, Lockheed Martin Corporation and Northrop Grumman Corporation, and competition from companies pursuing alternative solutions for this market such as Lockheed Martin Corporation and Northrop Grumman Corporation with airships (high altitude aircraft that are kept buoyant by a body of gas that is lighter than air) and companies pursuing conventional satellites, such as The Boeing Company, Lockheed Martin Corporation, General Dynamics Corporation, EADS N.V., BAE Systems and Northrop Grumman Corporation, and LEO micro or cubesat satellite constellations, including include Amazon, Planet Labs PBC, OneWeb, SpaceX and The Boeing Company. Companies owning and operating terrestrial cellular tower networks include American Tower Corporation, Crown Castle International Corp. and SBA Communications Corporation.

Some of these firms have substantially greater financial, management, research and marketing resources than we have. Our UAS services business also faces competition from smaller businesses that can provide training and logistics services for multiple UAS platforms, including our SUAS and MUAS.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to utilize their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales away from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set aside programs for which we are ineligible. Foreign competitors may also be able to offer more cost competitive solutions for our UxS and LMS products and services. The markets for UxS and LMS products and services are expanding, and competition intensifying as additional competitors enter such markets and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may be forced to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the markets for UxS and LMS do not experience significant growth, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. Moreover, there are only a limited number of major programs under which the U.S. military, our primary customer, is currently funding the development or purchase of our UxS and LMS. Although we have expanded our UxS customer base to include foreign governments and domestic non-military agencies, and made our first approved export of our LMS to a foreign customer, we cannot assure you that our continued efforts to further increase our sales to international customers will be successful. The expansion of the markets for UxS and LMS in general, and the market for our products and services in particular, depends on a number of factors, including the following:

●	customer satisfaction with these types of systems as solutions;

●	the cost, performance and reliability of our products and products offered by our competitors;

●	customer perceptions regarding the effectiveness and value of these types of systems;

●	limitations on our ability to market our UxS and LMS products and services outside the United States due to U.S. government regulations;

●	obtaining timely regulatory approvals, including, with respect to any of our uncrewed systems, access to airspace and wireless spectrum; and

●	marketing efforts and publicity regarding these types of systems and services.

Even if the markets for UxS and LMS gain wide acceptance, our products and services may not adequately address market requirements and may not continue to gain market acceptance. If these types of systems generally, or our products and services specifically, do not gain wide market acceptance, then we may not be able to achieve our anticipated level of growth and our revenue and results of operations would decline.

Our international business poses potentially greater risks than our domestic business.

We derived approximately 62% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2024 compared to 53% for the fiscal year ended April 30, 2023. We expect to continue to derive a significant portion of our revenue from international sales, including direct sales to allied nations, and initiated through our international operations, Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”). Our international revenue and operations are subject to a number of material risks, including the following:

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

The complexity of our business has increased significantly over the last several years. We have expanded the number of product lines being pursued, shifting from primarily a U.S. government focused business to a business that includes substantial international product sales, added commercial services, accelerated development on HAPS UAS and engaged in numerous acquisitions further expanding our operations domestically and abroad. Further, in conjunction with the acquisition of Arcturus in February 2021, we entered into certain credit facilities that include affirmative and negative covenants and place some restrictions on how we operate our business. Our growth has placed, and our expected growth will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

The U.S. military represents our largest source of revenue. We have, however, expanded our product sales into new market segments, including (i) those served by our relationships with SoftBank and the U.S. DoD to develop HAPS UAS for global communication and remote sensing applications and (ii) the AI-enabled common control system from our recent Tomahawk acquisition. Our efforts to expand our product and service offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

The markets in which we compete are characterized by rapid technological change, which requires us to develop new products and product enhancements, and could render our existing products obsolete.

Continuing technological changes in the market for our products could make our products and services less competitive or obsolete, either generally or for particular applications. The length and severity of the up-and-down cycles in the commercial and defense industries are difficult to predict. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements, including but not limited to addressing counter UAS technologies, to our existing product offerings, as well as introduce a variety of new product offerings, to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products.

If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products could lose market share, our revenue and profits could decline, and we could experience operating losses.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial R&D costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $97.7 million, or 14% of our revenue, in our fiscal year ended April 30, 2024 on internal R&D activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal R&D as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our R&D programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. We obtain certain of our hardware components, various subsystems and systems from a limited group of suppliers, some of which are sole source suppliers. Although we hold long term non-binding contracts with certain key suppliers that establish pricing, minimize lead times and to some degree mitigate risk, we do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long term non-

binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis.

If any of our supplier’s face capacity constraints, financial instability, or an unwillingness to provide raw materials or components to us, we may need to seek alternative suppliers or revise our designs, particularly because some of our components are sourced from foreign countries. Locating alternative sources may take several months, and even then, we might encounter significant delays in manufacturing and shipping. Additionally, credit constraints among key suppliers could impact our cash flow. We have also experienced rising costs for components, shipping, warehousing, and inventory. The permanence of these cost increases remains uncertain, and obtaining replacement components within our required time frames may prove challenging. Shortages could lead to excess inventory and potential obsolescence risks.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs, are periodically subject to supply shortages, and our business is subject to the risk of price increases and periodic delays in delivery. The electronic components industry has experienced significant shifts in supply levels in recent years. Demand for components in the memory sector is poised for substantial growth, driven by artificial intelligence applications such as large language models and generative artificial intelligence. Due to the volatility of supply and increase in demand, lead times and prices for certain components, such as memory related microprocessors, may continue to experience supply and price uncertainty.

Escalating restrictions between the U.S. and China contribute to supply chain complexities. In January 2024, China imposed sanctions on AeroVironment in response to sales of military equipment by the U.S. Government to Taiwan. The impact of the announced sanctions, or other potential sanctions implemented by China, on our business is uncertain. Some of our components sourced from foreign countries, including China, are at risk of further sanctions and other trade restrictive actions, and any escalation in global trade tensions or trade restrictions may hinder our ability to obtain these components from new suppliers. Restrictions on semiconductor manufacturing equipment and raw materials could lead to higher material costs, material unavailability, and transportation uncertainty.

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, we are subject to income tax in the U.S. and numerous jurisdictions outside the U.S. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, the company’s earnings and cash flows could be negatively impacted. In particular, the changes proposed by the U.S. administration, including increasing the U.S. corporate income tax rate from 21% to 28%, doubling the rate of tax on certain earnings of non-U.S. subsidiaries and the imposition of a 15% minimum tax on worldwide book income, could materially negatively affect the company’s financial results if enacted. The company’s worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. The company undergoes tax examinations by tax authorities on a regular basis. While the company believes its estimates of its tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in the company’s historical financial statements. Also due to the new U.S. Internal Revenue Service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5-year period for tax purposes, we expect an increase in cash paid for U.S. federal income taxes in future fiscal years relative to prior periods.

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

Contract accounting requires judgments relative to assessing risks, including risks associated with estimating contract transaction prices and costs, definitization of certain contract prices, assumptions for schedule and technical issues, customer-directed delays and reductions in scheduled deliveries, and unfavorable resolutions of claims and contractual matters. Due to the size and nature of many of our contracts, the estimation of total costs at completion is complicated and subject to many variables. For example, we must make assumptions regarding the length of time to complete the contract because costs also include expected increases in wages and prices for materials; and consider incentives or penalties related to performance on contracts and include them in the variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. Because of the significance of the judgments and estimation processes described above, it is likely that materially different amounts could be recorded if we used different assumptions or if the underlying circumstances were to change. Changes in underlying assumptions, circumstances or estimates may adversely affect our future results of operations and financial condition.

Cost overruns on our contracts could subject us to losses, decrease our operating margins and adversely affect our future business.

Fixed-price contracts (including both government and commercial contracts) represented approximately 88% of our revenue for the fiscal year ended April 30, 2024. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

Our senior management and key employees, including key employees of businesses recently acquired, are important to our customer relationships and overall business.

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

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Our ability to recruit qualified, technical personnel, such as engineers, has been adversely impacted by the labor market. Increased restrictions on the import of foreign labor may also increase demand for engineering personnel and adversely impact our ability to hire and retain qualified personnel. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Moreover, some of our U.S. government contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, the customer may terminate the contract. We have experienced shortages of skilled employees that has negatively affected our progress on development programs and our results of operations. We cannot predict the extent to which these shortages will continue or the extent to which they could negatively impact our development programs and results of operations in future periods.

Our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.

Our future growth depends on increasing manufacturing capacity of our product, and our failure to adequately increase such capacity could have a material adverse impact on our business and financial results. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) these products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our ability to remain competitive \is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. During the fiscal years ended April 30, 2024, 2023 and 2022, global supply chain issues resulted in delays in procuring components for our products, and we experienced significant increases in the costs to procure certain components. The extent to which we will have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices is uncertain. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.

We maintain a variety of parts and components in inventory to allow us to customize our UxS products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain UxS product components, including in response to procurement issues caused by shortages in the supply chain for such components, and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders. We may hold material amounts of inventory at third parties which are subject to separate management processes. Additionally, our failure to manage inventory effectively, including in response to the effects of shortages of our components, could expose us to losses.

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

The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, which could cause production delays, and could result in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies, though our insurance coverage may be inadequate to cover all claims and losses related to such incidents. We may experience such incidents in the future, which could result in production delays or otherwise have a material adverse effect on our business and financial condition.

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

Our quarterly revenue, cash flow and operating results have and may continue to fluctuate significantly in the future due to a number of factors, including the following:

●	fluctuations in revenue derived from government contracts, including undefinitized contracts, cost-plus-fee contracts and contracts with a performance-based fee structure;

●	the size and timing of orders from military and other governmental agencies, including increased purchase requests from government customers for equipment and materials in connection with the U.S. government’s fiscal year end, which may affect our quarterly operating results;

●	the mix of products and services that we sell in the period;

●	fluctuations in customer demand for some of our products or services;

●	unanticipated costs incurred in the introduction of new products and services;

●	fluctuations in the adoption of our products and services in new markets;

●	our ability to win additional contracts from existing customers or other contracts from new customers;

●	cancellations, delays or contract amendments by our U.S. governmental agency and foreign government customers;

●	changes in policy or budgetary measures that adversely affect our U.S. governmental agency and foreign government customers;

●	the cost of complying with various regulatory requirements applicable to our business and the potential penalties or sanctions that could be imposed for non-compliance; and

●	our ability to obtain the necessary export licenses for sales of our products and services to international customers.

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

Shortfalls in available external R&D funding could adversely affect us.

We depend on our R&D activities to develop the core technologies used in our products and for the development of our future products. A portion of our R&D activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, company funding for R&D could be reduced. Any reductions in available R&D funding could harm our business, financial condition and operating results.

Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.

We face various security threats, including cyber security attacks on our information technology infrastructure, which may include attempts to gain access to our proprietary, financial, banking or classified information, disrupt use of our systems or otherwise compromise the integrity of our operations. Although we utilize various procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent physical or cyber access or system disruptions, including the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage our reputation with customers, suppliers and stockholders, and the reputation of our products and services. The occurrence of some of these risks may be increased due to the increase in remote working by our employees, suppliers, contractors and other third parties. Previous cyber-attacks directed at us have not materially impacted our business or financial results, but the impact of future incidents cannot be predicted due to the constantly evolving nature and complexity of cyber-attacks. If we or our partners are subject to data security breaches, whether cyber or due to a failure in physical security protocols, we may have a loss in existing sales and new business opportunities, increased costs arising from remediation of the breach and the restoration or implementation of additional security measures, be subject to regulatory investigations and litigation, including fines and penalties, and face increased insurance or audit requirements in our third-party contracts, any of which could materially and adversely affect our business and financial results. Additionally, expenses resulting from cyber security attacks and other security risks may not be fully insured or otherwise mitigated, which could harm our financial results.

Our work for the U.S. government and international governments may expose us to increased security risks.

As a government contractor, given the enhanced sensitivity of the information we have access to and the nature of our products and services, we are at increased risk of being targeted for cyber and other security attacks, including threats to the physical security of our facilities and employees. In addition, we work in international locations where there are high security risks, which could result in harm to our employees, contractors, and remote assets, and substantial protection or recovery costs. Some of our services are performed in or adjacent to high-risk locations where the country or location is experiencing political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, our remote assets and our information. As such international locations and the risks associated with them change rapidly, such precautions may be insufficient to avoid such risks including possible possession of our remote assets and related access to our intellectual property by unintended third parties and the possible loss of our personnel in these locations, which could harm our business and operating results.

Our cash may be subject to a risk of loss, and we may be exposed to fluctuations in the market values of our portfolio investments and in interest rates.

Our assets include a significant amount of cash and investments. We adhere to an investment policy set by our board of directors which aims to preserve our financial assets, maintain adequate liquidity and maximize returns. Nearly all of our cash and bank deposits are not insured by the Federal Deposit Insurance Corporation. Therefore, our cash and any bank deposits that we now hold or may acquire in the future may be subject to risks, including the risk of loss or of reduced value or liquidity. Our investments classified as available-for-sale are recorded at fair value each reporting period. Our investments classified as equity method investments are recorded using the equity method. Unrealized gains and losses are recorded as other income or loss.

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

In February 2021, we completed the acquisition of Arcturus and the Intelligent Systems Group business segment (“ISG”). We acquired Telerob in May 2021, Planck Aerosystems, Inc. (“Planck”) in August 2022, and Tomahawk Robotics, Inc. (“Tomahawk”) in September 2023. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the companies we acquire and realizing the anticipated synergies of the combined businesses;

●	difficulties in supporting and transitioning customers, if any, of the companies we acquire;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience;

●	the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products or its regulatory compliance; and
●	expanded regulatory compliance complexity and risk, including compliance with regulations of foreign jurisdictions.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results, such as the MUAS goodwill impairment charge of $156.0 million and accelerated amortization of certain MUAS intangibles of $34.1 million recorded for the MUAS reporting unit for the fiscal year ended April 30, 2023. These charges resulted from decreases in expected cash flows associated with the Company not being down selected for a U.S. DoD program of record and the closure of all of our MEUAS COCO sites in the fiscal year ended April 30, 2023. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock issued as considerations for the purchase of Arcturus and Tomahawk, then our existing stockholders may be diluted, which could lower the market price of our common stock. Further, as lock-up and other restrictions on such consideration shares lapse, we could experience heightened trading activity that could disrupt the market price for our common stock. If we finance acquisitions through debt, such as the credit facilities we entered into in connection with the consummation of our acquisition of Arcturus, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility and represent default risk if we are unable to maintain certain financial performance metrics while the debt remains outstanding.

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

At April 30, 2024, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $275.7 million and $72.2 million, respectively. We perform our annual impairment tests during the fourth quarter of each fiscal year or when events or circumstances change in a manner that indicates an asset might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

In May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit. Additionally, the closure of all of our MEUAS COCO sites resulted in accelerated intangible amortization expenses of $34.1 million during the fiscal year ended April 30, 2023. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests as the estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value.

Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. DoD and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. Actual results can be materially different from the estimates and assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then we could recognize further future impairment charges, the amount of which could be material.

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

The Term Loan Facility, as amended, has a five-year term expiring in February 2026 and bears interest, at our option, either at a secured overnight financing rate (“SOFR”) or a base rate plus a fixed applicable margin dependent on our consolidated leverage ratio under the terms of the agreement. We are required to pay 5.0% of the outstanding obligations under the Term Loan Facility in each of the first four loan years, with the remaining 80.0% payable in the fifth loan year, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the maturity date. The Revolving Facility has a term of 5 years. As of April 30, 2024, the outstanding balance of the Term Loan Facilities was $28.0 million, and we had only letters of credit issued pursuant to the Revolving Facility, totaling $15.5 million.

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

In addition, our increased level of indebtedness may have important consequences to us, including:

●	increasing our vulnerability to adverse general economic and industry conditions;

●	requiring us to dedicate a portion of our cash flows to the payment of interest and when applicable, principal, on our indebtedness and other obligations thereby reducing the availability of our cash flow to fund working capital, capital expenditures, R&D efforts, execution of our business strategy, acquisitions and other general corporate purposes;

●	limiting our flexibility in planning for, or reacting to, changes in the economy, the defense industry, and the markets in which we operate;
●	subjecting us to maintenance of various financial covenants and adherence to certain other affirmative and negative covenants, requiring us to seek lender consent or waiver in relation to our financial performance or other potential strategic actions in the future;

●	placing us at a competitive disadvantage compared to our competitors with less indebtedness;
●	exposing us to substantial interest rate risk due to the variable interest rate under the Credit Facilities, such that, if interest rates were to increase substantially during the term of the Credit Facilities, the resulting increase in our interest payment obligations could adversely affect our operating results and our ability to service the indebtedness under the Credit Facilities; and

●	making it more difficult for us to borrow additional funds in the future to fund our growth, acquisitions, working capital, capital expenditures, and other purposes.

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

Risks associated with environmental, social and governance matters (“ESG”), including climate change specifically and other environmental impacts, could negatively affect our business and operations.

ESG matters significantly impact our business and operations and present evolving risks and challenges. Environmental impacts, including climate change specifically, create short and long-term financial risks to our business globally. The majority of our R&D and manufacturing operations are located in California in regions known for seismic activity and wildfires. Climate related changes can increase the frequency and severity of significant weather events and natural disasters. While we maintain insurance coverage to cover certain risks of losses for damage or destruction to facilities and property and for interruption of our business, such insurance may not cover specific losses and the amount of our insurance coverage may not be adequate to cover all of our losses. A significant natural disaster, such as an earthquake, fire or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected, including if our losses are not adequately or timely covered by our insurance.

Increased attention on ESG matters, including from our customers, shareholders and other stakeholders, may lead to us expending more resources addressing these issues. Legislative and regulatory efforts to combat climate change and address ESG issues may prove costly and burdensome for us to comply with and will likely continue to impact us, our customers and our suppliers.

We face various risks related to pandemics and similar public health crises, such as the recent COVID-19 coronavirus pandemic, which may adversely impact our business.

Global pandemics and similar public health crises, such as the recent COVID-19 coronavirus pandemic. Although our operations mostly continued uninterrupted during the COVID-19 pandemic, we cannot predict the effect of future public health crises on our business and operations. Pandemics and other public health crises can require the adoption of work from home protocols, social distancing measures in the workplace, international travel restrictions, vaccine mandates and other responsive actions and other changes to our operations. Public health crisis may result in travel disruptions, quarantine requirements or other similar logistics restrictions, may further reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations.

We self-insure a portion of our health insurance program, which may expose us to unexpected costs and negatively affect our results of operations.

We are self-insured for the majority of our employee medical claims, subject to individual and aggregate stop loss insurance policies. We estimate liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by us. However, unanticipated changes in assumptions and management estimates underlying our recorded liabilities for medical claims could result in materially different amounts of expense than expected under our health insurance program, which could have an adverse material impact on our financial condition and results of operations.

Recession, financial and credit market disruptions may adversely affect us.

If another global recession emerges, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. If negative conditions in the global credit markets prevent our customers from having access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, in selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. An economic or credit crisis could also have an impact on our ability to raise capital when needed. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, operational results, and cash flows.

Risks Related to Our U.S. Government Contracts

We are presently classified as a small business defense contractor and the loss of our small business status may adversely affect our ability to compete for small business set aside US government contracts.

Because we have fewer than 1,500 employees, we are presently classified as a small business defense contractor under our primary North American Industry Classification Systems (“NAICS”) industry and product specific codes (336411 - Aircraft Manufacturing) which are regulated in the United States by the Small Business Administration (“SBA”). Businesses that meet the small business size standard for the relevant NAICS code are able to bid on small business set aside contracts. While we do not presently derive a substantial portion of our business from contracts which are set aside for small businesses, we are able to bid on small business set aside contracts as well as contracts which are open to non-small business entities. As we continue to grow and add employees, including through acquisitions, or if NAICS codes are revised, we could cease to qualify as a small business, which could adversely impact our eligibility for special small business programs and limit our ability to partner with other business entities that seek to team with small business entities as may be required under a specific contract. If we outgrow our small business classification, we would not be eligible to serve as the prime contractor on small business set aside programs and may need to implement a small business subcontracting plan with other companies that qualify as a small business, for SBA approval. The loss of our small business classification could have a material adverse effect on our financial position and/or results of operations. Additionally, in accordance with 48 CFR § 9903.201-1(b), Cost Accounting Standards (“CAS”) Applicability, if we are no longer eligible for the small business exemption and we receive a CAS triggering contract of more than $7.5 million, we will be subject to the requirements of modified CAS. If net CAS-covered awards received in the prior year exceed $50 million or we receive a single CAS-covered contract of $50 million or more in the current year, we will be subject to full CAS requirements. We would be required to demonstrate compliance with such standards upon the award of a contract subject to the full range of CAS, which will impose additional administrative costs on our business, and may significantly affect the manner in which we conduct our business with our customers and adversely affect our results of operations.

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

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following:

●	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;

●	the Truth in Negotiations Act, which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;

●	the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively;

●	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;

●	the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which UAS depend for operation and data transmission in the United States;

●	the Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS operation in the United States;

●	controls to protect U.S. Government controlled unclassified information (“CUI”), which our suppliers have access to in order to comply with cyber security regulations;

●	the International Traffic in Arms Regulations and Export Administration Regulations, which regulate the export of sensitive technology and hardware, including controlled technical data, defense articles and defense services and restrict the countries from which we may purchase materials and services used in the production of certain of our products; and

●	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be CUI and the exportation of certain products and technical data.

Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally will require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees and facilities to obtain government security clearances. We also must implement controls to protect U.S. government CUI. Failure to implement such controls to protect CUI could jeopardize our ability to continue receiving U.S. government contracts. Additionally, certain of our products are sold to the U.S. government as commercial items. If the U.S. government were to dispute the commercial designation of such items, and absent a successful appeal by us of such designation, the profitability of sales of such items could be negatively affected. Our failure to comply with applicable regulations, rules and approvals; changes in the government’s interpretation of such regulations, rules and approvals as have been and are applied to our contracts, proposals or business or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, a decrease in profitability, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audits of our incurred cost claims through fiscal year 2022 have been settled. At April 30, 2024, we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all of our government contracts.

Any costs found to be improperly allocated to a specific cost reimbursement contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. We could experience serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. The purchasing systems was most recently reviewed and approved again in March 2022. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice (“DOJ”), or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

Furthermore, we may operate from time to time under UCAs or UCOs, under which we may begin performance at the direction of the U.S. government prior to completing contract negotiations regarding pricing, specifications and other terms. Under a UCA, the U.S. Government has the ability to unilaterally definitize contracts and, absent a successful appeal of such action, the unilateral definitization of the contract would obligate us to perform under terms and conditions imposed by the U.S. government. Such unilaterally imposed contract terms could include less favorable pricing and/or terms and conditions more burdensome than those negotiated in other circumstances, which could negatively affect our expected profitability under such contract and could negatively affect our results of operations.

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

The regulation of SUAS and MUAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of SUAS and MUAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small uncrewed aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small uncrewed aircraft system is generally within one half-mile laterally and 400 feet vertically of the small uncrewed aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of SUAS and MUAS.

On February 14, 2012, the FAA Modernization and Reform Act of 2012 was enacted, establishing various deadlines for the FAA to allow expanded use of SUAS and MUAS for both public and commercial applications. On June 21, 2016, the FAA released its final rules regarding the routine use of certain SUAS (under 55 pounds) in the U.S. National Airspace System pursuant to the act (the “Part 107 Rules”). The Part 107 Rules, which became effective in August 2016, provided safety regulations for SUAS conducting non-recreational operations and contain various limitations and restrictions for such operations, including a requirement that operators keep UAS within visual-line-of-sight and prohibiting flights over unprotected people on the ground who are not directly participating in the operation of the UAS. Additionally, in December 2019, the FAA proposed rules regarding remote UAS identification, which final rule became effective on September 16, 2023. In April 2021, the final rule for operation of SUAS over people went into effect, which permits routine operations of small, uncrewed aircraft over people, moving vehicles, and at night under certain conditions. The FAA has also introduced proposed rules for a new policy regarding the airworthiness certification of a newly created special class of UAS, which rules are not yet in effect.

It is unclear when, if ever, the FAA will create a new class of UAS and what the final rules regarding the certification of such new class of UAS will state. We cannot assure you that the Part 107 Rules, or any final rules enacted in furtherance on the FAA’s announced proposals, will result in the expanded use of our SUAS and MUAS by law enforcement or other non-military government agencies or commercial entities and we may not be able to expand our sales of SUAS and MUAS beyond our military customers, which could harm our business prospects.

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

We may be subject to involuntary product recalls or may voluntarily conduct a product recall. The costs associated with any future product recalls could be significant. In addition, any product recall, regardless of the direct costs of the recall, may harm consumer perceptions of our products and have a negative impact on our future revenues and results of operations.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides new data privacy rights for consumers and employees and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the General Data Protection Regulation (“GDPR”), which imposes stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance, including for the transfer of personal data between the Company and our German subsidiary, Telerob. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Our business operations are subject to the evolving requirements of the U.S. DoD Cybersecurity Maturity Model Certification (CMMC) program. CMMC mandates third-party assessments for companies working with the U.S. DoD, verifying their adherence to specific cybersecurity standards. These certifications are essential for eligibility in new contract awards. We have achieved CMMC Level 2 certification, demonstrating our commitment to cybersecurity best practices. However, we are actively preparing to meet the more stringent requirements of CMMC Level 3. There's a potential risk of not achieving Level 3 certification before upcoming contract awards or failing to attain the level required for a specific contract. This scenario could restrict us from bidding on those contracts, including follow-on awards for existing U.S. DoD work. Such limitations could negatively impact our revenue, profitability, and cash flow. Furthermore, compliance with CMMC may extend to our subcontractors and certain vendors, potentially requiring their certification as well. Their non-compliance could also pose challenges for our business. The associated costs of CMMC compliance are significant and may increase in the future, potentially affecting our operating results.

Although we endeavor to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot assure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.

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

The increasing global focus on climate change, including greenhouse gas (“GHG”) emissions, has resulted in legislative and regulatory efforts to address the causes and impacts of climate change. New and more strict laws and regulations to reduce GHG emissions and address other aspects of climate change, including carbon taxes, cap and trade programs, GHG reduction requirements, requirements for the use of green energy, and changes in procurement requirements, may result in increased operational and compliance obligations, which could adversely affect our financial condition and results of operations. Such laws and regulations could result in increased energy costs and costs to upgrade our facilities or change our manufacturing processes. Additionally, our suppliers may also face similar increased costs, which could result in them increasing the costs of components for our products and development programs. Changes to government procurement laws, including changes to the Federal Acquisition Regulations, designed to require climate risk and GHG emissions to be taken into account in the procurement process could result in increased costs to change our operations and manufacturing processes to ensure we remain competitive in the bidding process. We cannot predict the materiality of any potential additional costs associated with complying with such laws and regulations or whether we could raise prices to account for any such additional costs. Any non-compliance could negatively affect our reputation, our ability to compete in competitive bidding processes, including with the U.S. government, and our ability to sell our products and services. We cannot assure you that such existing laws or future laws addressing environmental concerns, including climate change, will not have a material adverse effect on our future earnings or results of operations.

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

We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Defending against, or otherwise addressing, any such claims, whether they are with or without merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from these claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to: obtain from the third party asserting the claim a license on commercially reasonable terms, if at all; develop alternative technology on a timely basis, if at all; or obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. An adverse determination could prevent us from offering our products to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.

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

The failure to maintain an effective system of internal control over financial reporting could limit our ability to report financial results accurately and in a timely manner or to detect and prevent fraud, which could cause a loss of investor confidence in our reporting, depress our stock price, adversely limit our liquidity and access to the capital markets and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

We have not declared any cash dividends since becoming a public company and currently intend to retain all earnings to finance the operation and expansion of our business. Therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. We also do not expect to buy back any of our common stock for the foreseeable future. In addition, our ability to pay dividends and buy back shares of our common stock is restricted by the Credit Agreement. Any determination to pay dividends or stock buybacks in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations, capital requirements, legal restrictions, general business conditions and other relevant factors as determined by our board of directors. See the section herein titled, “Dividend Policy.”

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

Although historically our operations have not been materially affected by inflation and we have been successful in adjusting prices to our customers to reflect changes in our material and labor costs, the rate of current inflation and resulting pressures on our costs and pricing could adversely impact our business and financial results. Inflation can adversely affect us by increasing our operating costs, including our materials, freight and labor costs, which are already under pressure due to supply chain constraints. As interest rates rise to address inflation, such increases will also impact the base rates applicable in our credit arrangements and will result in borrowed funds becoming more expensive to us over time; similar financing pressures from inflation also can have a negative impact on customers’ willingness to purchase our products in the same volumes and at the same rates as previously anticipated. In a highly inflationary environment, we may be unable to raise the sales prices of our products at or above the rate of inflation, which could reduce our profit margins having a material adverse effect on our financial performance.

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We face various cybersecurity threats, including denial-of-service attacks, ransomware, phishing, and advanced persistent threats. In addition, as an aerospace and defense company that provides sophisticated defense products and services to the U.S. and foreign governments, we are also subject to cybersecurity risks from organized adversaries, including groups affiliated with various nation states. Our customers, suppliers, subcontractors and vendors also face similar threats. Cybersecurity incidents impacting us or any of these third parties could have a material adverse effect on our operations, financial condition and results of operations. Given the cybersecurity risks we face, we believe it is imperative that we dedicate ample resources to addressing and mitigating our cyber risks.

Risk Management and Strategy

Our cybersecurity program is designed to identify, detect, protect against, respond to, and recover from cyber risks from the cyber threats we face. Our cybersecurity program is part of our internal risk management processes. We continually improve and revise our cybersecurity practices as new threats and vulnerabilities emerge.

Our Chief Information Security Officer (“CISO”) and our Director of Global Cybersecurity (“Cybersecurity Director”) lead our Detection and Response Team (“DART”), which is responsible for our cybersecurity incident response processes pursuant to our Incident Response Plan and playbooks. The DART consists of members of our IT department responsible for protecting against, detecting, containing, mitigating, and recovering from cybersecurity incidents. The DART evaluates and assigns severity levels to cybersecurity incidents, and based on the severity, escalates and engages incident response teams based on severity, and responds to and mitigates the related risks.

Our cybersecurity team proactively hunts for cyber threats and vulnerabilities in our networks and information systems as part of our cyber risk management program, including by monitoring our networks and systems for intrusions and other suspicious activity. The cybersecurity team stays apprised of existing and emerging cybersecurity threats, including by partnering with third parties, such as the U.S. government, law enforcement agencies, customers, and other defense industry participants to share and receive information on emerging threats and expanding our cybersecurity knowledge and global monitoring practices. We also engage third parties to conduct evaluations of our cybersecurity controls, such as penetration testing and controlled cybersecurity framework audits. We also review the cybersecurity practices of our third-party service providers.

We have aligned our cybersecurity program to the National Institute of Standards and Technology’s (“NIST”) published cybersecurity standards and our policies and processes are compliant with NIST Special Publication 800-171 and other applicable publications. Given our status as a defense contractor, we are subject to numerous regulations, including those pursuant to the Defense Federal Acquisition Regulation Supplement, (“DFARS”) requiring us to have controls in place to protect U.S. Government controlled unclassified information (“CUI”) and to report cybersecurity incidents to the DoD. We will also be subject to the DoD Cybersecurity Maturity Model Certification (“CMMC”) requirements, which will require companies like AeroVironment that do business with the DoD to obtain specific third-party certifications relating to specified cybersecurity standards to be eligible for new contract awards. We are in the process of preparing for the CMMC requirements. While we believe we are in a good position to meet the requirements of CMMC, if we fail to achieve certification in advance of contract awards, or we fail to achieve certification at the level required for a particular contract award, we will be unable to bid on such contract awards or follow-on awards for existing work with the DoD, which could adversely impact our results of operations. Additionally, our subcontractors, and certain of our vendors, may also need to comply with CMMC requirements and, potentially obtain CMMC certification. We may be negatively impacted if our subcontractors or vendors are not compliant with CMMC requirements.

We require our employees to take cybersecurity-related training regularly that promotes awareness of how to detect, report, and respond to cybersecurity threats. Employees with certain roles and responsibilities are also assigned cyber training for their specific functions. We also maintain an Insider Threat program, headed by our Director of Security, to identify, assess and deal with potential risks from within our company, including cyber risks.

Governance

Our CISO and our Cybersecurity Director are responsible for the day-to-day management of our cybersecurity program and cybersecurity risks. Our CISO, who has approximately 24 years in various information technology and cybersecurity roles, and our Cybersecurity Director, who has approximately 20 years of experience in various cybersecurity roles, are primarily responsible for our overall cybersecurity risk management program and supervise both internal and external resources to identify, protect against, detect, respond to, and recover from cybersecurity risks, threats, and incidents.

Our Cybersecurity Director leads our internal Cybersecurity Council, which meets monthly to help implement management’s cybersecurity strategy and to monitor and manage our cybersecurity threats and risks. Our Cybersecurity Council consists of the Cybersecurity Director, CISO, Chief Financial Officer, General Counsel and Chief Compliance Officer, Chief Technology Officer, Vice President of Internal Audit, Vice President of Global Supply Chain, Director of Security, and Sr. Manager of Contracts Operations and Compliance. The CISO and/or Cybersecurity Director report cybersecurity incidents to members of the company’s senior management, including the Cybersecurity Council, and/or the Board of Directors based on the severity and type of the incident to ensure that proper external reporting is completed thoroughly and timely.

Pursuant to its charter, the Cybersecurity Committee of our board of directors is responsible for reviewing, discussing, and making recommendations to the full board of directors regarding cybersecurity matters. Our CISO and Cybersecurity Director provide presentations to the Cybersecurity Committee on our cybersecurity program at each of the committee’s regularly scheduled quarterly meetings. These briefings include assessments of the cyber risk and threats landscape, updates on incidents, policies and procedures, and our investments and plans in cybersecurity risk mitigation and governance. The Cybersecurity Committee also meets with members of the Cybersecurity Council to discuss various aspects of our cybersecurity program in between regular meetings. All members of the board of directors are invited to attend all meetings of the Cybersecurity Committee and the committee regularly briefs the entire board of directors regarding their oversight of our cybersecurity program.

Cybersecurity Threats

We have experienced cybersecurity incidents in the past and will experience cybersecurity incidents in the future. Prior cybersecurity incidents have not materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition, however, there is no guarantee that a future cybersecurity incident would not have a material adverse effect on such items. While we believe our cybersecurity program is designed to mitigate cybersecurity risks, we cannot eliminate all risks from cybersecurity threats. See Item 1A. Risk Factors for more information on our cybersecurity risks.

Item 2. Properties.

All of our facilities are leased. Our corporate headquarters are located in Arlington, Virginia where we currently occupy approximately 2,000 square feet. In 2024, we expect to move into a larger corporate headquarters space consisting of approximately 7,400 square feet in the same building as the current headquarters space under an amended lease agreement expiring in June 2030. We also lease a total of approximately 280,000 square feet of space in Simi Valley, California, which leases expire between 2025 and 2027, and approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2027, used for administration and to design, engineer, test and manufacture UAS. We also lease other facilities in California, Alabama, Kansas, Massachusetts, Florida, Pennsylvania, Minnesota, Virginia, and Stuttgart, Germany that are used for administration, research and development, logistics, testing and manufacturing.

As of April 30, 2024, our business segments had significant operations at the following locations:

●	UxS, LMS, and MW: Simi Valley, CA; Moorpark, CA; Huntsville, AL; Lawrence, KS; Wilmington, MA; Centreville, VA; and Minneapolis, MN.
●	UxS: Petaluma, CA; Rohnert Park, CA; San Diego, CA; Melbourne, FL; Stuttgart, Germany and Erie, PA.

●	Corporate: Arlington, VA, Moorpark, CA and Simi Valley, CA.

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

On January 22, 2024, a former employee filed a class action complaint against AeroVironment in the Ventura County Superior Court in California alleging that AeroVironment did not indemnify and reimburse employees for certain tools and equipment purchased by such employees needed to discharge their job duties. In April 2024, in order to avoid the future cost, expense, and distraction of litigation, we executed a settlement agreement, under which we did not admit to any fault or wrongdoing, with the former employee to settle the employee’s individual claims against the Company for an immaterial, confidential amount. The lawsuit was dismissed in April 2024.

On March 29, 2024, a former employee filed a complaint against AeroVironment in the Ventura County Superior Court in California, alleging violations of the California Labor Code related to wages, meal breaks, overtime, unreimbursed business expenses and other recordkeeping matters and seeking penalties recoverable under California Labor Code section 2698, et. seq., Private Attorney General Act of 2004 (“PAGA”) and all other remedies available under PAGA. The complaint seeks civil penalties on behalf of the plaintiff and similarly situations persons pursuant to PAGA. We filed our answer on June 20, 2024. We expect discovery will commence shortly.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 19, 2024, the closing sales price of our common stock as reported on the NASDAQ Global Select Market, where it trades under the symbol AVAV, was $219.31 per share. As of June 19, 2024, there were 106 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2019 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2019	2020	2021	2022	2023	2024
AeroVironment, Inc. Stock	100	88	161	117	147	232
Russell 2000 Index	100	82	142	117	111	127
SPADE Defense Index	100	88	122	118	131	166

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

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to Part I, “Forward-Looking Statements” on page 2 and Part 1A, “Risk Factors” beginning on page 24, for a discussion of the uncertainties, risks and assumptions associated with these statements.

Overview

We design, develop, produce, deliver and support a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. We supply uncrewed aircraft and ground robot systems, loitering munitions systems and related services primarily to organizations within or supplying the U.S. DoD, other federal agencies and to international allied governments. We derive the majority of our revenue from these business areas, and we believe that the markets for these solutions offer the potential for significant long-term growth. In addition, we believe that some of the innovative potential products, services and technologies in our research and development pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success of our current product and service offerings stems from our investments in R&D to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed through more than 50 years of innovation or acquired through acquisitions, include robotics and robotics systems autonomy; modular open systems architecture, sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; land, maritime and air deployment of munitions and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; munitions systems warhead integration; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic crewed and uncrewed mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UxS and LMS that provide situational awareness, remote sensing, multi band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Revenue

We generate our revenue primarily from the sale, support, design and operation of our UxS and LMS and HAPS. Support for our SUAS, MUAS and LMS customers includes training, spare parts, product repair and product replacement. Under historical ISR services contracts we have delivered the information our MUAS produce to our customers, who use that information to support their missions; however, these services are no longer a revenue driver. We refer to these support activities, in conjunction with customer-funded R&D, as our services operation. We derive most of our SUAS, MUAS, LMS and HAPS revenue from fixed-price and cost-plus-fee contracts with the majority from U.S. government and allied foreign governments for SUAS, MUAS, and LMS.

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

Impairment of Goodwill

Subsequent to the performance of our annual goodwill impairment test, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million recorded during the year ended April 30, 2023. We determined that it was more likely than not that the fair value of the other reporting units were more than their carrying values as of the annual goodwill impairment test date.

Other (Loss) Income, net

Other (loss) income, net includes unrealized losses associated with decreases in the fair market value for equity security investments, the gain on the sale of our equity interest in HAPSMobile, legal accruals related to our former efficient energy systems (“EES”) business, interest income, and interest expense.

Provision for (Benefit from) Income Taxes

Our effective tax rates are lower than the statutory rates primarily due to foreign derived intangible income (“FDII”) deductions, R&D tax credits and excess tax benefits from equity awards.

Equity Method Investment (Loss) Income, Net of Tax

Equity method investment (loss) income, net of tax, includes equity method income or loss related to our investment in limited partnership funds for which we have concluded we have influence for holding more than a minor interest. Beginning October 14, 2022, equity method investment (loss) income, net of tax also includes our proportion of any gains or losses of our Turkish joint venture, Altoy Savunma Sanayi ve Havacilik Anonim Sirketi (“Altoy”), due to our share sale in which we decreased our ownership interest to 15% but concluded we retain the ability to exercise significant influence. As of March 2022, equity method investment (loss) income, net of tax, no longer includes equity method income or loss related the HAPSMobile joint venture we formed in December 2017 with SoftBank as we sold our entire equity interest in HAPSMobile.

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

Our performance obligations are satisfied over time or at a point in time. Revenue for LMS product deliveries, customization of UGV transport vehicles and customer-funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue, including ISR services, is recognized over time as services are rendered. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our UxS product sales revenue is primarily composed of revenue recognized on contracts for the delivery of UxS systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance, estimates to complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the fiscal years ended April 30, 2024, 2023 and 2022, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2024, 2023 and 2022, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022

Gross favorable adjustments	$7,359	$2,893	$1,331
Gross unfavorable adjustments	(1,951)	(3,771)	(2,857)
Net adjustments	$5,408	$(878)	$(1,526)

For the year ended April 30, 2024, favorable cumulative catch up adjustments of $7.4 million were primarily due to final cost adjustments on 17 contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $2.0 million were primarily related to higher than expected costs on 11 contracts. During the year ended April 30, 2024, we revised our estimates of the total expected costs to complete two LMS contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $2.7 million.

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

For the year ended April 30, 2022, favorable cumulative catch up adjustments of $1.3 million were primarily due to final cost adjustments on 19 contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $2.9 million were primarily related to higher than expected costs on 10 contracts. During the year ended April 30, 2022, we revised our estimates of the total expected costs to complete a LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.1 million.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: technology, backlog, in-process research and development, customer relationships, licenses, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. Due to the closure of all of our MUAS COCO sites during the three months ended April 30, 2023, we revised the estimated useful life for MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34.1 million during the fiscal year ended April 30, 2023. Additionally, in conjunction with the goodwill impairment test performed during the year ended April 30, 2023, the remaining intangibles in the MUAS reporting unit were tested for recoverability. The asset recoverability test did not result in an impairment for the remaining intangibles in the MUAS reporting unit. Refer to Note 6—Goodwill for further details.

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

Subsequent to the performance of our annual goodwill impairment test, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit recorded during the fiscal year ended April 30, 2023.

As of April 30, 2024, our MUAS reporting unit has a goodwill balance of $135.8 million. The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023, resulting in carrying value being equal to estimated fair value. The fair value of the MUAS reporting unit exceeded the carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon our ability to obtain contracts from the U.S. DoD and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

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

	Fiscal Year Ended April 30,
	2024		2023		2022
Revenue	$716,720	100%	$540,536	100%	$445,732	100%
Cost of sales	432,789	60%	367,022	68%	304,496	68%
Gross margin	283,931	40%	173,514	32%	141,236	32%
Selling, general and administrative	114,420	16%	131,905	24%	96,434	22%
Research and development	97,687	14%	64,255	12%	54,689	12%
Impairment of goodwill	—	—%	156,017	29%	—	—%
Income (loss) from continuing operations	71,824	10%	(178,663)	(33)%	(9,887)	(2)%
Interest expense, net	(4,220)	(1)%	(9,368)	(2)%	(5,440)	(1)%
Other expense, net	(4,373)	(1)%	(346)	—%	(10,313)	(2)%
Sale of ownership in HAPSMobile Inc. joint venture	—	—%	—	—%	6,497	1%
Income (loss) before income taxes	63,231	9%	(188,377)	(35)%	(19,143)	(4)%
Provision for (benefit from) income taxes	1,891	—%	(14,663)	(3)%	(10,369)	(2)%
Equity method investment (loss) income, net of tax	(1,674)	—%	(2,453)	—%	4,589	1%
Net income (loss)	59,666	8%	(176,167)	(33)%	(4,185)	(1)%
Net income attributable to noncontrolling interest	—	—%	(45)	—%	(3)	—%
Net income (loss) attributable to AeroVironment, Inc.	$59,666	8%	$(176,212)	(33)%	$(4,188)	(1)%

Effective May 1, 2023, the Company reorganized its product lines into the following segments: UnCrewed Systems (“UxS”) segment, our renamed Unmanned Systems segment, consisting of SUAS, including our recent Tomahawk acquisition, MUAS and UGV product lines; Loitering Munition Systems (“LMS”) segment; and the MacCready Works (“MW”) segment, consisting of the HAPS and the MacCready Works businesses. The following table (in thousands) sets forth our revenue and adjusted operating income (loss) from operations generated by each reporting segment for the periods indicated. Adjusted operating income is defined as operating income before impairment of goodwill and accelerated amortization, intangible amortization, amortization of purchase accounting adjustments, and acquisition related expenses.

	Year Ended April 30, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$415,074	$168,863	$1,834	$585,771
Contract services	32,932	23,724	74,293	130,949
	$448,006	$192,587	$76,127	$716,720

Segment adjusted income (loss) from operations	$93,122	$24,062	$(24,706)

	Year Ended April 30, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$268,021	$84,686	$355	$353,062
Contract services	75,889	35,938	75,647	187,474
	$343,910	$120,624	$76,002	$540,536

Segment adjusted income from operations	$30,568	$8,074	$3,664

	Year Ended April 30, 2022
	UxS	LMS	MW	Total
Product sales	$194,517	$46,162	$4	$240,683
Contract services	106,226	30,253	68,570	205,049
	$300,743	$76,415	$68,574	$445,732

Segment adjusted income (loss) from operations	$28,703	$(2,823)	$5,794

The Company recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying consolidated statements of income (loss):

	Year Ended April 30,
	2024	2023	2022
Cost of sales:
Product sales	$8,214	$4,091	$8,301
Contract services	5,334	9,915	10,331
Selling, general and administrative	5,010	49,561	18,075
Total	$18,558	$63,567	$36,707

Fiscal Year Ended April 30, 2024 Compared to Fiscal Year Ended April 30, 2023

Revenue. Revenue for the fiscal year ended April 30, 2024 was $716.7 million, as compared to $540.5 million for the fiscal year ended April 30, 2023, representing an increase of $176.2 million, or 33%. The increase in revenue was due to an increase in product revenue of $232.7 million, partially offset by a decrease in service revenue of $56.5 million. The increase in product revenue was primarily due to an increase of $147.1 million of product deliveries of our UxS products, including $10.6 million associated with the recent Tomahawk acquisition, and an increase of $84.2 million from the production of our Switchblade products. These increases were primarily driven by increased global demand for our uncrewed systems and loitering munitions systems associated with the current global conflicts as well as U.S. DoD resupply. The decrease in service revenue was primarily due to a decrease of $49.7 million due to the closure of all COCO site locations during fiscal year 2023 and a decrease of $11.1 million in other engineering services and customer-funded R&D activities primarily associated with the shift from development to production of certain LMS products, partially offset by $5.3 million associated with the recent Tomahawk acquisition. We expect the increases in LMS product sales to continue into the fiscal year ending April 30, 2025.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2024 was $432.8 million, as compared to $367.0 million for the fiscal year ended April 30, 2023, representing an increase of $65.8 million, or 18%. The increase in cost of sales was a result of an increase in product cost of sales of $136.8 million, partially offset by a decrease in service costs of sales of $71.0 million. The increase of $136.8 million in product cost of sales was primarily due to approximately $126 million associated with the increase in product sales volume, an increase in inventory reserve charges of $5.8 million primarily related to the introduction of our next generation products and an increase of $4.1 million in intangible amortization expense primarily resulting from the Tomahawk acquisition. The decrease of $71.0 million in service costs of sales was primarily due to approximately $47 million associated with the decreased service volume, of which $44.4 million is due to the closure of all COCO site locations in the prior year, mix shift of approximately $20 million due to the continuation of services with higher margins than the ceased COCO services, and a decrease of $4.6 million in intangible amortization expense due to intangible assets being fully amortized. Cost of sales for the fiscal year ended April 30, 2024 included $13.5 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $14.0 million for the fiscal year ended April 30, 2023. As a percentage of revenue, cost of sales decreased from 68% to 60%, primarily due to an increase in the proportion of product revenue to total revenue and the prior year COCO accelerated depreciation and amortization expenses resulting in an increase in gross margin from 32% to 40%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2024 was $114.4 million, or 16% of revenue, as compared to SG&A expense of $131.9 million, or 24% of revenue, for the fiscal year ended April 30, 2023. The decrease in SG&A expense was primarily due to a decrease of $44.6 million in intangible amortization and other non-cash purchase accounting expenses. The decrease in intangible amortization expense was primarily driven by a decrease in COCO customer relationship amortization of $46.5 million due to the accelerated amortization of COCO customer relationships recorded during the three months ended April 30, 2023, partially offset by an increase of $1.7 million resulting from the Tomahawk acquisition. The decrease in SG&A expense was partially offset by an increase in employee related expenses of $15.7 million driven by an increase in average headcount and expansion of our global business development team, an increase in sales and marketing expense of $6.4 million primarily due to an increase in bid and proposal efforts and an increase in depreciation expense of $1.4 million driven by increased capital requirements to support our growth.

Research and Development. R&D expense for the fiscal year ended April 30, 2024 was $97.7 million, or 14% of revenue, as compared to R&D expense of $64.3 million, or 12% of revenue, for the fiscal year ended April 30, 2023. R&D expense increased by $33.4 million, or 52%, for the fiscal year ended April 30, 2024, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Impairment of Goodwill. During the fiscal year ended April 30, 2023, we recorded a goodwill impairment charge of $156.0 million in the MUAS reporting unit due to a trigger event identified once we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit.

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2024 was $4.2 million, as compared to interest expense net of $9.4 million for the fiscal year ended April 30, 2023. The decrease in interest expense, net was primarily due to an increase of $2.7 million in interest income due to an increase in the average interest rate earned on our cash balances and a decrease in interest expense of $2.5 million due to lower average outstanding balances on our debt facility, partially offset by higher interest rates applicable to our debt facility.

Other Expense, net. Other expense, net for the fiscal year ended April 30, 2024 was $4.4 million, as compared to other expense, net of $0.3 million for the fiscal year ended April 30, 2023. The increase in other expense, net is primarily due to unrealized losses associated with decreases in fair market value for equity security investments of $3.9 million.

Income Taxes. Our effective income tax rate was 3.0% for the fiscal year ended April 30, 2024, as compared to 7.8% for the fiscal year ended April 30, 2023. The decrease in our effective tax rate was primarily due to the prior year’s loss before income taxes, an increase in the foreign-derived intangible income deduction and an increase in R&D tax credits, partially offset by the prior year non-deductible goodwill impairment expense.

Equity method investment loss, net of tax. Equity method investment loss, net of tax for the fiscal year ended April 30, 2024 was $1.7 million, as compared to $2.5 million for the fiscal year ended April 30, 2023.

Business Segment Results of Operations

UnCrewed Systems

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue:
Product sales	$415,074	$268,021
Contract services	32,932	75,889
	$448,006	$343,910

Segment adjusted income from operations	$93,122	$30,568

Revenue. UxS revenue for the fiscal year ended April 30, 2024 was $448.0 million, as compared to $343.9 million for the fiscal year ended April 30, 2023, representing an increase of $104.1 million, or 30%. The increase in revenue was due to an increase in product revenue of $147.1 million, partially offset by a decrease in service revenue of $43.0 million. The increase in product revenue was primarily due to $136.1 million from increased product shipments of our SUAS family of systems and Jump 20 product systems driven by increased global demand for our uncrewed systems associated with the current global conflicts as well as U.S. DoD resupply and $10.6 million associated with the recent Tomahawk acquisition. The decrease in service revenue was primarily due to decreases of $49.7 million from the closure of all COCO site locations during fiscal year 2023, partially offset by an increase of $5.3 million associated with the recent Tomahawk acquisition.

UxS Segment Adjusted Income from Operations. UxS segment adjusted income from operations for the fiscal year ended April 30, 2024 was $93.1 million, as compared to $30.6 million for the fiscal year ended April 30, 2023, representing an increase of $62.5 million. The increase in UxS segment adjusted income from operations was primarily due to an increase of $104.1 million in revenue, partially offset by an increase of $18.3 million in cost of sales excluding intangible amortization. The increase of $18.3 million in costs of sales excluding intangible amortization is primarily due to an increase of approximately $65 million associated with the increased sales volume and $6.0 million from an increase in inventory reserve charges primarily related to the introduction of our next generation products, partially offset by shift in mix of approximately $53 million due to a higher proportion of international products sales and lower levels of COCO service revenue. The increase in revenue was also partially offset by an increase in SG&A excluding intangible amortization of $14.6 million, driven by an increase in sales and marketing expense and employee related expenses of $3.4 million and $2.8 million, respectively. The sales and marketing and employee related expenses were associated with the increase in average headcount to support our growth and expansion of our global business development team, and an increase in R&D of $8.7 million due to development activities regarding enhanced capabilities for our products.

Loitering Munitions Systems

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue:
Product sales	$168,863	$84,686
Contract services	23,724	35,938
	$192,587	$120,624

Segment adjusted income from operations	$24,062	$8,074

Revenue. LMS revenue for the fiscal year ended April 30, 2024 was $192.6 million, as compared to $120.6 million for the fiscal year ended April 30, 2023, representing an increase of $72.0 million, or 60%. The increase in revenue was due to an increase in product revenue of $84.2 million, partially offset by a decrease in service revenue of $12.2 million. The increase in product revenue was primarily due to increased production of our LMS systems due to global demand for our LMS systems associated with the current global conflicts as well as U.S. DoD resupply. The decrease in service revenue was primarily due to a decrease of $11.9 million in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment Adjusted Income from Operations. LMS segment adjusted income from operations for the fiscal year ended April 30, 2024 was $24.1 million, as compared to $8.1 million for the fiscal year ended April 30, 2023, representing an increase of $16.0 million. The increase in LMS segment adjusted income from operations was primarily due to an increase of $72.0 million in revenue; partially offset by an increase of $46.5 million in cost of sales excluding amortization of intangibles, of which approximately $46 million is associated with the increased sales volume. The increase in revenue was also partially offset by an increase in SG&A excluding amortization of intangibles of $6.9 million, driven by an increase in sales and marketing expense and employee related expenses of $2.5 million and $2.3 million, respectively, associated with the increase in average headcount to support our growth and expansion of our global business development team. The increase in revenue was also partially offset by an increase in R&D of $2.6 million due to development activities regarding enhanced capabilities for our products.

MacCready Works

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue:
Product sales	$1,834	$355
Contract services	74,293	75,647
	$76,127	$76,002

Segment adjusted (loss) income from operations	$(24,706)	$3,664

Revenue. MW revenue for the fiscal year ended April 30, 2024 was $76.1 million, as compared to $76.0 million for the fiscal year ended April 30, 2023, representing an increase of $0.1 million. The increase in revenue was primarily due to an increase of $1.5 million in product sales, partially offset by a decrease of $1.4 million in service revenue. The increase in product sales is primarily due to the shift from development to early-stage production of certain products. The decrease in service revenue is primarily due to a decrease in engineering services and customer-funded R&D due to delays in anticipated contract awards associated with the government budget authorization process.

MW Segment Adjusted (Loss) Income from Operations. MW segment adjusted loss from operations for the fiscal year ended April 30, 2024 was $24.7 million, as compared to MW segment adjusted income from operations of $3.7 million for the fiscal year ended April 30, 2023, representing an increased loss of $28.4 million. The increase in MW adjusted loss from operations was primarily due to an increase in R&D of $22.2 million due to increased investments largely related to HAPS development efforts to support the decrease in customer-funded R&D programs in part due to delays in the establishment of the government fiscal year 2024 budget, an increase in SG&A excluding amortization of intangibles of $4.8 million driven by increased employee related expenses of $2.4 million associated with the increase in average headcount to support our growth and expansion and an increase of $1.5 million in cost of sales excluding amortization of intangibles driven by increased sales mix of approximately $1 million due to the shift from development to early-stage production of certain products.

Fiscal Year Ended April 30, 2023 Compared to Fiscal Year Ended April 30, 2022

Revenue. Revenue for the fiscal year ended April 30, 2023 was $540.5 million, as compared to $445.7 million for the fiscal year ended April 30, 2022, representing an increase of $94.8 million, or 21%. The increase in revenue was due to an increase in product revenue of $112.4 million, partially offset by a decrease in service revenue of $17.6 million. The increase in product revenue was due to an increase of $73.5 million of product deliveries of our UxS products and an increase of $38.5 million from the production of our Switchblade products. These increases were primarily driven by increased global demand for our uncrewed systems and loitering munitions associated with the current global conflicts. The decrease in service revenue was primarily due to a decrease of $38.3 million due to the closure of all COCO site locations during fiscal year 2023, partially offset by an increase of $17.0 million in customer-funded R&D and engineering services primarily due to an increase in development activities related to the creation of new capabilities for customers and an increase in training and repair services of $3.7 million associated with the increased sales volume. We expect the lower levels of MUAS service revenues to continue into fiscal 2024 due to the closure of all of our MUAS COCO operations site locations. Due to the higher backlog, the increase in the UxS product revenues as compared to the prior year is expected to continue through the at least first half of the fiscal year ending April 30, 2024.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2023 was $367.0 million, as compared to $304.5 million for the fiscal year ended April 30, 2022, representing an increase of $62.5 million, or 21%. The increase in cost of sales was a result of an increase in product cost of sales of $62.8 million, partially offset by a decrease in service costs of sales of $0.3 million. The increase in product cost of sales was primarily due to an increase of approximately $61 million associated with the increase in product revenue and an increase of $5.9 million in inventory reserve charges primarily related to the introduction of our next generation products, partially offset by a decrease of $4.2 million in intangible amortization primarily due to intangible assets and other purchase accounting adjustments being fully amortized. The decrease of $0.3 million in service costs of sales was primarily related to approximately $13 million associated with the decreased service volume, driven by the closure of all COCO site locations, largely offset by accelerated depreciation charges of certain deployed fixed assets related to the closure of all of our MUAS site locations of $11.5 million. Cost of sales for the fiscal year ended April 30, 2023 included $14.0 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $18.6 million for the fiscal year ended April 30, 2022. As a percentage of revenue, cost of sales remained consistent at 68%, with an increase in the proportion of product revenue to total revenues offset by the MUAS accelerated depreciation charges resulting in gross margin remaining consistent at 32%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2023 was $131.9 million, or 24% of revenue, as compared to SG&A expense of $96.4 million, or 22% of revenue, for the fiscal year ended April 30, 2022. The increase in SG&A expense was primarily due to the $31.4 million of accelerated amortization of COCO customer relationships recorded during the three months ended April 30, 2023 and an increase in employee related expenses of $3.9 million driven by the acquisitions of acquisitions of Arcturus, ISG and Telerob, partially offset by a decrease of $3.5 million in acquisition-related expenses for those acquisitions incurred during fiscal year ended April 30, 2022. SG&A included $50.9 million, inclusive of $34.1 million of MUAS accelerated intangible asset amortization expenses, and $22.9 million of intangible amortization expenses and acquisition-related expenses for the fiscal year ended April 30, 2023 and 2022, respectively.

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

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2023 was $9.4 million, as compared to interest expense net of $5.4 million for the fiscal year ended April 30, 2022. The increase in interest expense, net was primarily due to an increase of $4.8 million in interest expense resulting from higher interest rates on our debt facility, partially offset by lower average outstanding balances.

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

Business Segment Results of Operations

UnCrewed Systems

	Year Ended
	April 30,	April 30,
	2023	2022
Revenue:
Product sales	$268,021	$194,517
Contract services	75,889	106,226
	$343,910	$300,743

Segment adjusted income from operations	$30,568	$28,703

Revenue. UxS revenue for the fiscal year ended April 30, 2023 was $343.9 million, as compared to $300.7 million for the fiscal year ended April 30, 2023, representing an increase of $43.2 million, or 14%. The increase in revenue was due to an increase in product revenue of $73.5 million, partially offset by a decrease in service revenue of $30.3 million. The increase in product revenue was primarily due to increased product shipments of our SUAS, UGV and Jump 20 family of systems driven by increased global demand for our uncrewed systems associated with the current global conflicts as well as U.S. DoD resupply. The decrease in service revenue was primarily due to decreases of $38.3 million from the closure of all COCO site locations during fiscal year 2023, partially offset by an increase in customer-funded R&D and engineering services of $4.5 million primarily due to expanded services provided by MUAS and an increase in training and repair services of $3.4 million associated with the increased sales volume.

UxS Segment adjusted income from operations. UxS segment adjusted income from operations for the fiscal year ended April 30, 2023 was $30.6 million, as compared to $28.7 million for the fiscal year ended April 30, 2022, representing an increase of $1.9 million. The increase in UxS segment adjusted income from operations was primarily due to an increase of $43.2 million in revenue, partially offset by an increase of $33.4 million in cost of sales excluding intangible amortization. The increase in cost of sales excluding intangible amortization was primarily related to approximately $27 million associated with the increased sales volume, accelerated depreciation charges of $11.5 million for certain deployed fixed assets related to the closure of all of our MUAS site locations, and an increase in inventory reserve charges of $3.8 million primarily related to the introduction of our next generation products, partially offset by a shift in mix of approximately $9 million due to a higher proportion of international products sales and lower levels of COCO service revenue. The increase in revenue was also partially offset by an in increase in R&D of $7.9 million due to development activities regarding enhanced capabilities for our products.

Loitering Munitions Systems

	Year Ended
	April 30,	April 30,
	2023	2022
Revenue:
Product sales	$84,686	$46,162
Contract services	35,938	30,253
	$120,624	$76,415

Segment adjusted income (loss) from operations	$8,074	$(2,823)

Revenue. LMS revenue for the fiscal year ended April 30, 2023 was $120.6 million, as compared to $76.4 million for the fiscal year ended April 30, 2022, representing an increase of $44.2 million, or 58%. The increase in revenue was due to an increase in product revenue of $38.5 million and an increase in service revenue of $5.7 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our LMS systems associated with the current global conflicts as well as U.S. DoD resupply. The increase in service revenue was primarily due to an increase of $5.4 million in engineering services and customer-funded R&D activities primarily associated with development activities regarding enhanced capabilities for our customers.

LMS Segment adjusted income (loss) from operations. LMS segment adjusted income from operations for the fiscal year ended April 30, 2023 was $8.1 million, as compared to LMS segment adjusted loss from operations of ($2.8) million for the fiscal year ended April 30, 2022, representing an increase of $10.9 million. The increase in LMS segment adjusted income from operations was primarily due to an increase of $44.2 million in revenue, partially offset by an increase of $26.0 million in cost of sales excluding intangible amortization was primarily related to approximately $30 million associated with the increased sales volume, partially offset by sales mix of approximately $4 million due to new contract awards with higher estimated margins. The increase in revenue was also partially offset by an increase in SG&A excluding intangible amortization of $4.4 million driven by increased sales and marketing activity in support of additional bid and proposal efforts, and an increase in R&D of $2.9 million due to increased development activities regarding enhanced capabilities for our products.

MacCready Works

	Year Ended
	April 30,	April 30,
	2023	2022
Revenue:
Product sales	$355	$4
Contract services	75,647	68,570
	$76,002	$68,574

Segment adjusted income from operations	$3,664	$5,794

Revenue. MW revenue for the fiscal year ended April 30, 2023 was $76.0 million, as compared to $68.6 million for the fiscal year ended April 30, 2022, representing an increase of $7.4 million, or 11%. The increase in revenue was primarily due to an increase of $7.1 million in service revenue. The increase in service revenue is primarily due to an increase in engineering services and customer-funded R&D efforts of $7.1 million due to an increase in development activities related to the creation of new capabilities for customers.

MW Segment adjusted income from operations. MW segment adjusted income from operations for the fiscal year ended April 30, 2023 was $3.7 million, as compared to $5.8 million for the fiscal year ended April 30, 2022, representing a decrease of $2.1 million. The decrease in MW adjusted income from operations was primarily due to an increase of $7.9 million in cost of sales primarily due to approximately $5 million associated with the increased service volume and sales mix of approximately $3 million due to higher margins on newer service contracts. The decrease in MW segment adjusted income from operations was also driven by an increase in SG&A excluding amortization of $2.8 million driven by $3.8 million in increased employee related expenses and sales and marketing activity driven by the ISG acquisition, partially offset by an increase of $7.4 million in revenue and a decrease in R&D of $1.2 million due to a decrease in internally developed capabilities for our products.

Liquidity and Capital Resources

On September 8, 2022, we filed an S-3 shelf registration statement to offer and sell shares of our common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. As of October 28, 2023, we completed the Open Market Sale AgreementSM and sold 1,917,100 of our shares for total gross proceeds of $200.0 million and $194.0 million proceeds received, net of commission expense and $193.1 million proceeds received, net of equity issuance costs. During the fiscal year ended April 30, 2024, we sold 807,370 shares for total gross proceeds of $91.3 million, total proceeds received of $88.6 million, net of commission expense and $88.4 million net of equity issuance costs.

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement (as amended February 4, 2022 and June 6, 2023, the “Credit Agreement”) for (i) a five-year $100 million revolving credit facility, which includes a $25 million sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200 million term A loan (the “Term Loan Facility,” and together with the Revolving Credit Facility, the “Credit Facilities”). The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $15.5 million as of April 30, 2024. As of April 30, 2024, approximately $84.5 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 11—Debt to our financial statements for further details. In addition, Telerob has a line of credit of €5.5 million (approximately $5.9 million) available for issuing letters of credit of which €0.1 million (approximately $0.1 million) was outstanding as of April 30, 2024.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our acquisitions of Arcturus, ISG, Telerob, Planck and Tomahawk. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of the new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $11.1 million was remaining at April 30, 2024. The remaining contributions are anticipated to be paid over the next three fiscal years. During the fiscal year ended April 30, 2022, the Telerob Seller earned the second year earnout of €2.0 million (approximately $2.1 million) was paid in November 2023. The Tomahawk acquisition closed on September 15, 2023, and we paid a total purchase price of $134.4 million consisting of $109.8 million in stock and $24.2 million from cash on hand, net of cash acquired. Due to the new internal revenue service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5-year period for tax return purposes, we experienced an increase in cash paid for U.S. federal income taxes during the fiscal year ended April 30, 2024 and expect higher levels of cash taxes in in future fiscal years relative to historical periods. On May 31, 2024, we prepaid $8.0 million of the Term Loan principle.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2024	2023	2022

	(In thousands)
Net cash provided by (used in) operating activities	$15,292	$11,400	$(9,618)
Net cash used in investing activities	$(51,714)	$(7,003)	$(52,288)
Net cash (used in) provided by financing activities	$(22,852)	$50,834	$(16,607)

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the fiscal year ended April 30, 2024 increased by $3.9 million to $15.3 million, as compared to $11.4 million for the fiscal year ended April 30, 2023. This increase in net cash provided by operating activities was primarily due an increase in net income of $235.8 million, partially offset by a decrease in non-cash expenses of $209.3 million, primarily due to a goodwill impairment of $156.0 million in the fiscal year ended April 30, 2023 and a decrease in depreciation and amortization, largely due to $34.1 million of accelerated MUAS intangible amortization expenses in the prior year end, partially offset by an increase in stock-based compensation and an in increase in inventory reserve charges primarily related to the introduction of our next generation products and an increase in the cash used as a result of changes in operating assets and liabilities largely resulting from increases in unbilled receivables and retentions and prepaid expenses and other assets, partially offset by decreases in accounts receivables and inventory due to year over year timing differences.

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

Cash Used in Investing Activities. Net cash used in investing activities increased by $44.7 million to $51.7 million for the fiscal year ended April 30, 2024, compared to $7.0 million for the fiscal year ended April 30, 2023. The increase in net cash used in investing activities was primarily due to a decrease in net redemptions of available-for-sale investments of $24.7 million, an increase in business acquisitions, net of cash acquired of $19.1 million, and an increase in the acquisition of property and equipment of $8.1 million, partially offset by a decrease in equity security investments of $5.1 million. During the fiscal years ended April 30, 2024 and 2023, we used cash to purchase property and equipment totaling $23.0 million and $14.9 million, respectively.

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

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities increased by $73.7 million to $22.9 million for the fiscal year ended April 30, 2024, compared to net cash provided by financing activities of $50.8 million for the fiscal year ended April 30, 2023. The increase in net cash used in financing activities was primarily due to an increase in the principal payments on the debt facility of $52.0 million and a decrease in the proceeds from shares issued, net of issuance costs of $16.2 million in the fiscal year ended April 30, 2023, a decrease in the exercise of stock options of $2.3 million and increase in the payment of contingent consideration of $2.1 million.

Net cash provided by financing activities increased by $67.4 million to $50.8 million for the fiscal year ended April 30, 2023, compared to net cash used in financing activities of $16.6 million for the fiscal year ended April 30, 2022. The increase in net cash provided by financing activities was primarily due to the proceeds from shares issued, net of issuance costs of $104.6 million in the fiscal year ended April 30, 2022 and a decrease in holdback and retention payments of $7.8 million, partially offset by an increase in the principal payments on the debt facility of $45.0 million.

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2024:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$38,447	$10,722	$15,986	$10,111	$1,628
Purchase obligations(1)	125,322	125,322	—	—	—
Long-term debt obligations	28,000	10,000	18,000	—	—
Total	$191,769	$146,044	$33,986	$10,111	$1,628
(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2024.
(2)	Not included in the table above is additional capital contributions of $11.1 million committed under the terms of a limited partnership agreement.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the fiscal year ended April 30, 2024.

New Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses reported to the CODM. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is adopted retrospectively. We are evaluating the potential impact of this adoption on our disclosures.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into the Credit Facilities, as amended February 4, 2022 and June 6, 2023. As of April 30, 2024, the current outstanding balance of the Credit Facilities is $28.0 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions. With the acquisition of Telerob, which does conduct sales denominated in Euros, we are exposed to future foreign exchange gains or losses, and we will consider methods to limit our exposure on non-U.S. dollar transactions in the future.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the "Company") as of April 30, 2024 and 2023, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2024, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Goodwill — Refer to Note 1 and Note 6 to the financial statements

Critical Audit Matter Description

The Company’s evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. The Company estimates the fair value by weighting the results from the income approach and the market approach.  The income approach incorporates the use of projected financial information and a discount rate that are developed using market participant-based assumptions.  The cash-flow projections are based on seven-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows, and the rates of return market participants would require to invest their capital in its reporting units. The market approach utilizes the guideline public company and guideline transaction methods. As of April 30, 2024, the Medium Uncrewed Aircraft Systems (MUAS) reporting unit has a goodwill balance of $135,800,000. The fair value of the MUAS reporting unit exceeded the carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. The MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests.

We identified goodwill for MUAS as a critical audit matter because of the significant judgments made by management to estimate the fair value of the MUAS reporting unit and the difference between its fair value and carrying value. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to future revenue projections.

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

Business Acquisitions — Refer to Note 1 and Note 21 to the financial statements

Critical Audit Matter Description

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc. Pursuant to the merger agreement, the Company acquired 100% of Tomahawk equity for total consideration of $134,367,000, net of cash acquired. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, resulting in technology of $39,000,000, customer relationship of $4,800,000, trademarks of $1,600,000 and goodwill of $95,414,000.

Management estimated the fair value of the intangible assets using discounted cash flow analyses, which were based on the Company’s preliminary estimates of future sales, earnings and cash flows after considering such factors as general market conditions, anticipated customer demand, changes in working capital, long term business plans and recent operating performance.  Determining the fair value of the intangible assets acquired required management to make significant judgments including the amount and timing of expected future cash flows, long term growth rates and discount rates.

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

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue used to estimate the fair value of the intangible assets acquired included the following, among others:

●	We tested the effectiveness of management’s controls over the valuation of intangibles, including management’s controls over the estimates of the amount and timing of expected future revenues.

●	We assessed the reasonableness of management’s forecasts of future revenues by performing inquiries of appropriate individuals outside of the accounting organization, comparing the projections to historical results, contractual agreements, third-party industry forecasts, and internal communications to management and the Company’s Board of Directors.

●	With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.

●	We evaluated management’s ability to estimate future revenues by comparing actual revenues to estimates assumed in the valuation model.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 26, 2024

We have served as the Company’s auditor since fiscal 2020.

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2024	2023

Assets
Current assets:
Cash and cash equivalents	$73,301	$132,859
Accounts receivable, net of allowance for doubtful accounts of $159 at April 30, 2024 and $156 at April 30, 2023	70,305	87,633
Unbilled receivables and retentions	199,474	105,653
Inventories, net	150,168	138,814
Prepaid expenses and other current assets	22,333	12,043
Total current assets	515,581	477,002
Long-term investments	20,960	23,613
Property and equipment, net	46,602	39,795
Operating lease right-of-use assets	30,033	27,363
Deferred income taxes	41,303	27,206
Intangibles, net	72,224	43,577
Goodwill	275,652	180,801
Other assets	13,505	5,220
Total assets	$1,015,860	$824,577
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,298	$31,355
Wages and related accruals	44,312	35,637
Customer advances	11,192	16,645
Current portion of long-term debt	10,000	7,500
Current operating lease liabilities	9,841	8,229
Income taxes payable	4,162	2,342
Other current liabilities	17,074	19,626
Total current liabilities	144,879	121,334
Long-term debt, net of current portion	17,092	125,904
Non-current operating lease liabilities	22,745	21,189
Other non-current liabilities	2,132	746
Liability for uncertain tax positions	5,603	2,705
Deferred income taxes	664	1,729
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2024 and April 30, 2023	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,134,438 shares at April 30, 2024 and 26,216,897 shares at April 30, 2023	4	4
Additional paid-in capital	597,646	384,397
Accumulated other comprehensive loss	(5,592)	(4,452)
Retained earnings	230,687	171,021
Total stockholders’ equity	822,745	550,970
Total liabilities and stockholders’ equity	$1,015,860	$824,577

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands except share and per share data)

	Year Ended April 30,
	2024	2023	2022

Revenue:
Product sales	$585,771	$353,062	$240,683
Contract services	130,949	187,474	205,049
	716,720	540,536	445,732
Cost of sales:
Product sales	340,174	203,419	140,596
Contract services	92,615	163,603	163,900
	432,789	367,022	304,496
Gross margin:
Product sales	245,597	149,643	100,087
Contract services	38,334	23,871	41,149
	283,931	173,514	141,236
Selling, general and administrative	114,420	131,905	96,434
Research and development	97,687	64,255	54,689
Impairment of goodwill	—	156,017	—
Income (loss) from operations	71,824	(178,663)	(9,887)
Other (loss) income:
Interest expense, net	(4,220)	(9,368)	(5,440)
Other expense, net	(4,373)	(346)	(10,313)
Sale of ownership in HAPSMobile Inc. joint venture	—	—	6,497
Income (loss) before income taxes	63,231	(188,377)	(19,143)
Provision for (benefit from) income taxes	1,891	(14,663)	(10,369)
Equity method investment (loss) income, net of tax	(1,674)	(2,453)	4,589
Net income (loss)	59,666	(176,167)	(4,185)
Net income attributable to noncontrolling interest	—	(45)	(3)
Net income (loss) attributable to AeroVironment, Inc.	$59,666	$(176,212)	$(4,188)
Net income (loss) per share attributable to AeroVironment, Inc.
Basic	$2.19	$(7.04)	$(0.17)
Diluted	2.18	(7.04)	(0.17)
Weighted-average shares outstanding:
Basic	27,203,417	25,044,881	24,685,534
Diluted	27,327,993	25,044,881	24,685,534

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended April 30,
	2024	2023	2022

Net income (loss)	$59,666	$(176,167)	$(4,185)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $0, $0 and $8 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively	—	53	(43)
Change in foreign currency translation adjustments	(1,140)	2,009	(6,814)
Total comprehensive income (loss)	58,526	(174,105)	(11,042)
Net income attributable to noncontrolling interest	—	(45)	(3)
Comprehensive income (loss) attributable to AeroVironment, Inc.	$58,526	$(174,150)	$(11,045)

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2021	24,777,295	2	260,327	351,421	343	612,093	14	612,107
Net (loss) income	—	—	—	(4,188)	—	(4,188)	3	(4,185)
Unrealized loss on investments	—	—	—	—	(43)	(43)	—	(43)
Foreign currency translation	—	—	—	—	(6,814)	(6,814)	—	(6,814)
Stock options exercised	114,362	—	2,776	—	—	2,776	—	2,776
Restricted stock awards	104,402	—	—	—	—	—	—	—
Restricted stock awards forfeited	(32,120)	—	—	—	—	—	—	—
Business acquisition	(12,652)	—	(1,245)	—	—	(1,245)	—	(1,245)
Tax withholding payment related to net share settlement of equity awards	—	—	—	—	—		224	224
Stock-based compensation	—	—	5,390	—	—	5,390	—	5,390
Balance at April 30, 2022	24,951,287	2	267,248	347,233	(6,514)	607,969	241	608,210
Net (loss) income	—	—	—	(176,212)	—	(176,212)	45	(176,167)
Unrealized gain on investments	—	—	—	—	53	53	—	53
Foreign currency translation	—	—	—	—	2,009	2,009	—	2,009
Stock options exercised	100,000	—	2,278	—	—	2,278	—	2,278
Restricted stock awards	80,168	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,476)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,812)	—	(1,065)	—	—	(1,065)	—	(1,065)
Shares issued, net of issuance costs	1,109,730	2	105,171	—	—	105,173	—	105,173
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock based compensation	—	—	10,765	—	—	10,765	—	10,765
Balance at April 30, 2023	26,216,897	4	384,397	171,021	(4,452)	550,970	—	550,970
Net income	—	—	—	59,666	—	59,666	—	59,666
Foreign currency translation	—	—	—	—	(1,140)	(1,140)	—	(1,140)
Restricted stock awards	151,113	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,470)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(15,471)	—	(1,596)	—	—	(1,596)	—	(1,596)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820	—	109,820
Stock based compensation	—	—	17,069	—	—	17,069	—	17,069
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745	$—	$822,745

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2024	2023	2022

Operating activities
Net income (loss)	$59,666	$(176,167)	$(4,185)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation and amortization	35,749	99,999	60,825
Impairment of goodwill	—	156,017	—
Loss (gain) from equity method investments	1,674	2,453	(5,889)
Loss on deconsolidation of previously controlled subsidiary	—	189	—
Amortization of debt issuance costs	1,009	845	789
Provision for doubtful accounts	4	99	(6)
Reserve for inventory excess and obsolescence	13,937	8,136	2,271
Other non-cash expense, net	1,316	1,995	649
Non-cash lease expense	10,400	8,048	6,814
Loss on foreign currency transactions	22	119	233
Unrealized loss on available-for-sale equity securities, net	3,945	132	—
Deferred income taxes	(23,290)	(18,661)	(7,282)
Stock-based compensation	17,069	10,765	5,390
Loss on disposal of property and equipment	621	1,497	8,277
Amortization of debt securities discount	—	125	242
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	19,208	(27,423)	3,084
Unbilled receivables and retentions	(92,850)	(1,446)	(31,883)
Inventories	(23,045)	(61,846)	(29,431)
Income taxes receivable	—	442	(442)
Prepaid expenses and other assets	(20,279)	(3,821)	(4,534)
Accounts payable	12,968	12,538	(7,044)
Other liabilities	(2,832)	(2,635)	(7,496)
Net cash provided by (used in) operating activities	15,292	11,400	(9,618)
Investing activities
Acquisition of property and equipment	(22,983)	(14,868)	(22,289)
Equity method investments	(3,074)	(5,778)	(6,884)
Equity security investments	—	(5,100)	—
Business acquisitions, net of cash acquired	(24,157)	(5,105)	(46,150)
Acquisition of intangibles	(1,500)	—	—
Proceeds from sale of ownership in equity method investment	—	—	6,497
Proceeds from loan repayment	—	—	4,345
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	—	(635)	—
Redemptions of available-for-sale investments	—	26,059	35,851
Purchases of available-for-sale investments	—	(1,326)	(23,882)
Other	—	(250)	224
Net cash used in investing activities	(51,714)	(7,003)	(52,288)
Financing activities
Principal payments of term loan	(107,000)	(55,000)	(10,000)
Holdback and retention payments for business acquisition	(500)	—	(7,814)
Payment of contingent consideration	(2,132)	—	—
Proceeds from shares issued, net of issuance costs	88,437	104,649	—
Payment of debt issuance costs	(37)	—	(293)
Tax withholding payment related to net settlement of equity awards	(1,596)	(1,065)	(1,245)
Exercise of stock options	—	2,278	2,776
Other	(24)	(28)	(31)
Net cash (used in) provided by financing activities	(22,852)	50,834	(16,607)
Effects of currency translation on cash and cash equivalents	(284)	397	(1,319)
Net (decrease) increase in cash, cash equivalents, and restricted cash	(59,558)	55,628	(79,832)
Cash, cash equivalents and restricted cash at beginning of period	132,859	77,231	157,063
Cash, cash equivalents and restricted cash at end of period	$73,301	$132,859	$77,231
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$20,438	$2,911	$1,879
Interest	$6,823	$10,229	$5,025
Non-cash activities
Issuance of common stock for business acquisition	$109,820	$—	$—
Unrealized gain (loss) on available-for-sale investments, net of deferred tax expense of $0, $0 and $8 for the fiscal years ended April 30, 2024, 2023 and 2022, respectively	$—	$53	$(43)
Change in foreign currency translation adjustments	$(1,140)	$2,009	$6,814
Issuances of inventory to property and equipment, ISR in-service assets	$—	$6,306	$17,481
Acquisitions of property and equipment included in accounts payable	$986	$721	$1,117

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation, is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies uncrewed aircraft and ground robot systems, loitering munitions systems and related services primarily to organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies and to international allied governments.

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries Arcturus UAV, Inc. (“Arcturus”), Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”) and Tomahawk Robotics, Inc. (“Tomahawk”) (collectively referred to herein as the “Company”).

On May 3, 2021, the Company closed its acquisition of Telerob pursuant to the Share Purchase Agreement (the “Telerob Purchase Agreement”) with Unmanned Systems Investments GmbH, a German limited liability company incorporated under the laws of Germany (the “Telerob Seller”), and each of the unit holders of the Seller (collectively, the “Telerob Shareholders”), to purchase 100% of the issued and outstanding shares of Telerob Seller’s wholly-owned subsidiary Telerob GmbH (the “Telerob Acquisition”). Telerob has been incorporated into the Uncrewed Systems (“UxS”) segment. The assets, liabilities and operating results of Telerob GmbH have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

On August 17, 2022, the Company purchased certain assets of, and assumed certain liabilities of Planck Aerosystems, Inc. (“Planck”) pursuant to the purchase agreement, and post-acquisition, Planck has been incorporated into the UxS segment. The assets, liabilities and operating results of Planck have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

On September 15, 2023, the Company closed its acquisition of Tomahawk pursuant to a merger agreement, and post-acquisition, Tomahawk has been incorporated into the UxS segment. The assets, liabilities and operating results of Tomahawk have been included in the Company’s consolidated financial statements. Refer to Note 21—Business Acquisitions for further details.

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

In December 2017, the Company and SoftBank Corp. (“SoftBank”) formed a joint venture, HAPSMobile Inc. (“HAPSMobile”). In March 2022, the Company sold its 7% share of HAPSMobile to SoftBank. Following the sale, SoftBank owns 100% of HAPSMobile. Prior to the sale, as the Company had the ability to exercise significant influence over the operating and financial policies of HAPSMobile, the Company’s investment was accounted as an equity method investment. The Company had presented its proportion of HAPSMobile’s net loss in equity method investment (loss) income, net of tax in the consolidated statements of income (loss). The carrying value of the investment in HAPSMobile was recorded in other assets. Refer to Note 8—Investments in Companies Accounted for Using the Equity Method for further details.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of: inventory, acquired intangibles, goodwill, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, warranty liabilities, long-term incentive plan liabilities and estimates of anticipated contract costs and transaction price utilized in the revenue recognition process. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s limit on executive compensation has been reclassified out of changes permanent items in the reconciliation of income tax expense (benefit) for all periods presented. Also, the Company’s inventory reserve has been reclassified out of allowances, reserves and other in the significant components of the Company’s deferred income tax assets and liabilities for all periods presented.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less at the time of purchase to be cash equivalents. The Company’s cash equivalents are comprised of money market funds, certificates of deposit of major financial institutions and U.S. Treasury bills.

Restricted Cash

The Company classifies cash accounts which are not available for general use as restricted cash. The Company had no restricted cash as of April 30, 2024 or 2023, respectively.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated corporate bonds, and accounts receivable. The Company currently invests in equity securities and limited partnership funds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 76%, 68% and 66% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2024, 2023 and 2022, respectively. These agencies accounted for 41% and 42% of the accounts receivable balances at April 30, 2024 and 2023, respectively. One such agency, the U.S. Army, accounted for 11%, 6% and 21% of the Company’s consolidated revenue for the years ended April 30, 2024, 2023 and 2022, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2024 and 2023, the retention balances were $744,000 and $615,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience, age of receivable and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of expected credit losses over the life of the receivable; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Long-Lived Assets

Property and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 – 7 years
Computer equipment and software	2 – 5 years
In-service ISR assets	3 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	Lesser of useful life or term of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in selling, general and administrative (“SG&A”) in the period incurred with the exception of in-service intelligence, surveillance and reconnaissance (“ISR”) assets which is included in cost of sales in the period incurred. Following the closure of all of the Company’s contractor-owned, contractor-operated (“COCO”) site locations, in-service ISR assets determined to have an alternate business use were reclassified to machinery and equipment as of April 30, 2023.

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

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and recorded on the consolidated balance sheets in prepaid expenses and other current assets and other assets. The amounts capitalized are amortized on a straight-line basis over the estimated useful life of the service arrangement, which generally range from three to seven years. As of April 30, 2024 and 2023, capitalized costs related to cloud computing arrangements was $15,424,000 and $4,957,000, respectively, net of accumulated amortization of $2,346,000 and $902,000, respectively. Amortization expense related to cloud computing arrangements for the fiscal years ended April 30, 2024, 2023 and 2022 was $1,444,000, $560,000 and $339,000.

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

Technology	3 – 12 years
Backlog	1 year
Licenses	3 years
Customer relationships	3 – 5 years
In-process research and development	3 years
Trademarks and tradenames	6 years
Non-compete agreements	Contractual term

The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment. Due to the closure of all the Company’s MUAS COCO sites, the Company revised the estimated useful life for the MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34,149,000 during the fiscal year ended April 30, 2023. Additionally, in conjunction with the goodwill impairment test performed during the year ended April 30, 2023, the remaining intangibles in the MUAS reporting unit were tested for recoverability. The asset recoverability test did not result in an impairment for the remaining intangibles in the MUAS reporting unit. Refer to Note 6—Goodwill for further details.

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

When performing the income approach for each reporting unit, the Company incorporates the use of projected financial information and a discount rate that are developed using market participant based assumptions. The cash flow projections are based on seven-year financial forecasts developed by management that include revenue projections, capital spending trends, and investment in working capital to support anticipated revenue growth, which are updated at least annually and reviewed by management. The selected discount rate considers the risk and nature of the respective reporting unit’s cash flows and the rates of return market participants would require to invest their capital in its reporting units.

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

Subsequent to the performance of the Company’s annual goodwill impairment test, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, the Company received notification that it was not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates resulted in the recognition of a goodwill impairment charge of $156,017,000 in the MUAS reporting unit. The Company determined that it was more likely than not that the fair value of the Company’s other reporting units were more than their carrying values as of the annual goodwill impairment test date.

The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023, resulting in carrying value being equal to estimated fair value. The fair value of the MUAS reporting unit exceeded the carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. DoD and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

The estimates and assumptions used to determine the fair value of the Company’s reporting units are highly subjective in nature. Actual results can be materially different from the estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of the Company’s indefinite-lived intangible assets below the carrying amounts, the Company could recognize future impairment charges, the amount of which could be material.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities.

Accrued Sales Commissions

As of April 30, 2024 and 2023, the Company accrued sales commissions in other current liabilities of $3,132,000 and $3,011,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2024 and 2023, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,244,000 and $1,383,000, respectively.

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

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for Loitering Munitions Systems (“LMS”) product deliveries, customization of uncrewed ground vehicles (“UGV”) transport vehicles and customer-funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including ISR services, is recognized over time as services are rendered. The Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s UxS product sales revenue is primarily composed of revenue recognized on contracts for the delivery of UxS systems and spare parts. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On April 30, 2024, the Company had approximately $400,201,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 90% of the remaining performance obligations as revenue in fiscal 2025 and an additional 10% in fiscal 2026.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of April 30, 2024 and April 30, 2023 was $374,000 and $1,878,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s consolidated financial statements for the fiscal years ended April 30, 2024, 2023 or 2022.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of $5,408,000 for the year ended April 30, 2024 and not significant for the years ended April 30, 2023 or 2022. During the year ended April 30, 2024, the Company revised estimates to complete two LMS contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $2,672,000. During the years ended April 30, 2023 and 2022, the Company revised its estimates of the total expected costs to complete a LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1,898,000 and $1,124,000, respectively.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,
Revenue by segment	2024	2023	2022
UxS	$448,006	$343,910	$300,743
LMS	192,587	120,624	76,415
MW	76,127	76,002	68,574
Total revenue	$716,720	$540,536	$445,732

	Year Ended April 30,
Revenue by contract type	2024	2023	2022
FFP	$634,266	$430,547	$346,092
CPFF	77,458	104,444	93,428
T&M	4,996	5,545	6,212
Total revenue	$716,720	$540,536	$445,732

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

	Year Ended April 30,
Revenue by customer category	2024	2023	2022
U.S. government	$544,885	$366,895	$294,941
Non-U.S. government	171,835	173,641	150,791
Total revenue	$716,720	$540,536	$445,732

	Year Ended April 30,
Revenue by geographic location	2024	2023	2022
Domestic	$271,727	$251,428	$262,258
International	444,993	289,108	183,474
Total revenue	$716,720	$540,536	$445,732

	Year Ended April 30,
Revenue percentage by recognition method	2024	2023	2022
Over time	43%	51%	57%
Point in time	57%	49%	43%
Total revenue	100%	100%	100%

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheets. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2024 or 2023 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2024, 2023, and 2022 that was included in contract liability balances at the beginning of each year were $13,757,000, $3,413,000 and $3,144,000, respectively.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of April 30, 2024, the Company’s costs to fulfill were not material. As of April 30, 2023, the Company had no costs to fulfill future performance obligations on contracts considered to be probable of occurrence.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2024, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded R&D was approximately $82,104,000, $97,880,000 and $84,247,000 for the years ended April 30, 2024, 2023 and 2022, respectively. The related cost of sales for customer-funded R&D totaled approximately $62,181,000, $70,711,000 and $59,054,000 for the years ended April 30, 2024, 2023 and 2022, respectively.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were approximately $457,000, $494,000 and $451,000 for the years ended April 30, 2024, 2023 and 2022, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2024, 2023 and 2022, foreign currency transaction losses that are included in other expense, net in the accompanying consolidated statements of income (loss) were $22,000, $119,000, and $242,000, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2024	2023	2022

Net income (loss) attributable to AeroVironment, Inc.	$59,666,000	$(176,212,000)	$(4,188,000)
Denominator for basic earnings per share:
Weighted average common shares	27,203,417	25,044,881	24,685,534
Dilutive effect of employee stock options, restricted stock and restricted stock units	124,576	—	—
Denominator for diluted earnings per share	27,327,993	25,044,881	24,685,534

During the years ended April 30, 2024, 2023 and 2022, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the fiscal years ended April 30, 2023 and 2022, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 1,000, 146,000 and 224,000 for the years ended April 30, 2024, 2023 and 2022, respectively.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses reported to the CODM. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is adopted retrospectively. The Company is evaluating the potential impact of this adoption on its disclosures.

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

2.           Investments

Investments consist of the following:

	April 30,
	2024	2023
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	1,027	4,969
Total long-term available-for-sale securities investments	1,027	4,969
Equity method investments
Investments in limited partnership funds	19,933	18,644
Total equity method investments	19,933	18,644
Total long-term investments	$20,960	$23,613

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized losses from changes in the fair value recognized in other expense, net.

	Year Ended	Year Ended
	April 30, 2024	April 30, 2023
Net losses recognized during the period on equity securities	$(3,945)	$(132)
Less: Net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$(3,945)	$(132)

3.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2024, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$937	$—	$—	$937
Warrants	—	90	—	90
Total	$937	$90	$—	$1,027

The Company had no financial liabilities measured at fair value on a recurring basis at April 30, 2024.

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

Fair Value
Measurements Using
Significant
Unobservable Inputs
Liabilities
Description	(Level 3)
Balance at May 1, 2023	$2,109
Business acquisition	—
Transfers to Level 3	—
Total fair value measurement adjustments (realized or unrealized)
Included in selling, general and administrative	23
Payments	(2,132)
Balance at April 30, 2024	$—
The amount of total (gains) or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets or liabilities still held at April 30, 2024	$—

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers were eligible to receive up to a maximum of €6,000,000 (approximately $6,418,000) in additional cash consideration if specific revenue and contract award targets for Telerob were achieved during the 36 month period after closing. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The first year earnout of €2,000,000 (approximately $2,139,000) was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000 (approximately $2,132,000) was achieved and was paid in November 2023. The third earnout of €2,000,000 (approximately $2,139,000) was not achieved. Refer to Note 21—Business Acquisitions.

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

On September 9, 2022, the Company acquired 10,000 shares of Nauticus Robotics, Inc. for $100,000.

4.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2024	2023

	(In thousands)
Raw materials	$57,218	$67,775
Work in process	53,232	43,276
Finished goods	65,618	42,968
Inventories, gross	176,068	154,019
Reserve for inventory excess and obsolescence	(25,900)	(15,205)
Inventories, net	$150,168	$138,814

For the fiscal years ended April 30, 2024, 2023 and 2022, the Company recorded inventory reserve charges of $13,937,000, $8,136,000 and $2,271,000, respectively.

5.           Intangibles, net

The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2024	2023
Technology	$101,012	$60,817
Licenses	1,008	1,008
Customer relationships	77,313	72,645
Backlog	2,831	2,895
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	68
Other	146	150
Intangibles, gross	184,848	138,453
Less accumulated amortization	(112,624)	(94,876)
Intangibles, net	$72,224	$43,577

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. The weighted average amortization period at April 30, 2024 and 2023 was three years and four years, respectively. Amortization expense for the years ended April 30, 2024, 2023 and 2022 was $17,954,000, $58,121,000 and $26,558,000, respectively. Due to the closure of all of the Company’s MUAS COCO sites during the three months ended April 30, 2023, we revised the estimated useful life for MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34,149,000 during the fiscal year ended April 30, 2023. Additionally, in conjunction with the goodwill impairment test performed during the year ended April 30, 2023, the remaining intangibles in the MUAS reporting unit were tested for recoverability. The asset recoverability test did not result in an impairment for the remaining intangibles in the MUAS reporting unit. Refer to Note 6—Goodwill for further details.

Technology, customer relationship and tradename intangibles were recognized in conjunction with the Company’s acquisition of Tomahawk on September 15, 2023. Technology and backlog intangible assets were recognized in conjunction with the Company’s acquisition of Planck on August 17, 2022. Technology, backlog and customer relationship intangible assets were recognized in conjunction with the Company’s acquisition of Telerob on May 3, 2021. Refer to Note 21—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2025	$19,137
2026	15,001
2027	12,633
2028	11,919
2029	7,764
$66,454

6.           Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	UxS	LMS	MW	Total
Balance at April 30, 2023	$161,547	$—	$19,254	$180,801
Additions to goodwill	95,414	—	—	95,414
Change to goodwill	(563)	—	—	(563)
Balance at April 30, 2024	$256,398	$—	$19,254	$275,652

	UxS	LMS	MW	Total
Balance at April 30, 2022	$315,093	$—	$19,254	$334,347
Additions to goodwill	1,633	—	—	1,633
Change to goodwill	838	—	—	838
Impairment of goodwill	(156,017)	—	—	(156,017)
Balance at April 30, 2023	$161,547	$—	$19,254	$180,801

The addition during the fiscal year ended April 30, 2024 to the UxS segment relates to the Tomahawk Acquisition. The addition during the fiscal year ended April 30, 2023 to the UxS segment relates to the Planck Acquisition. The change to goodwill during the fiscal years ended April 30, 2024 and 2023 in UxS is attributable to the translation of the goodwill related to the Telerob Acquisition, which was recorded in Euros and translated to dollars at each reporting date. Refer to Note 21—Business Acquisitions for further details.

Subsequent to the performance of the Company’s annual goodwill impairment test, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, the Company received notification that it was not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates resulted in the recognition of a goodwill impairment charge of $156,017,000 in the MUAS reporting unit.

The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023, resulting in carrying value being equal to estimated fair value. The fair value of the MUAS reporting unit exceeded the carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. DoD and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2024	2023

	(In thousands)
Leasehold improvements	26,921	22,541
Machinery and equipment	132,862	124,845
Furniture and fixtures	5,896	4,756
Computer equipment and software	48,817	44,689
Construction in process	7,258	5,962
Property and equipment, gross	221,754	202,793
Less accumulated depreciation and amortization	(175,152)	(162,998)
Property and equipment, net	$46,602	$39,795

Depreciation expense for the years ended April 30, 2024, 2023 and 2022 was $17,098,000, $41,803,000 and $30,493,000, respectively. During the fiscal year ended April 30, 2023, the Company recorded accelerated the depreciation of $16,597,000 related to in-service ISR assets associated with the closure of all of the Company’s MUAS COCO sites. The Company reclassified certain in-service ISR assets determined to have an alternate business use to machinery and equipment. At April 30, 2024 and 2023, the reclassified assets had a carrying value of $1,979,000 and $4,586,000, respectively. During the fiscal years ended April 30, 2024, 2023 and 2022, the Company recorded losses on the disposal of in-service ISR assets which included the write-off of $0, $192,000 and $1,378,000 of non-cash purchase accounting fair value adjustments, respectively.

8.           Investments in Companies Accounted for Using the Equity Method

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2024 and 2023, the Company made total contributions of $3,074,000 and $5,778,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $11,126,000 to the fund expected to be paid over the next three fiscal years. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the fiscal years ended April 30, 2024, 2023 and 2022, the

Company recorded its ownership percentage of the net (loss) gain of the limited partnership, or $(1,782,000), $(2,453,000), and $5,889,000, respectively, in equity method investment (loss) income, net of deferred taxes $0, $0, and $1,300,000, respectively, in the consolidated statements of income (loss). At April 30, 2024 and 2023, the carrying value of the investment in the limited partnership of $19,933,000 and $18,644,000, respectively, was recorded in available-for-sale long-term investments.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s consolidated financial statements, which resulted in losses of $0 and $189,000 during the fiscal years ended April 30, 2024 and 2023, respectively. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment (loss) income, net of tax. For the fiscal year ended April 30, 2024, the Company’s proportion of the net income of Altoy for the Company’s ownership was $108,000. For the fiscal year ended April 30, 2023, the Company’s proportion of the net income of Altoy for the Company’s ownership was not significant. At April 30, 2024 and 2023, the carrying values of the investment in Altoy of $152,000 and $114,000, respectively, was recorded in other assets on the consolidated balance sheets.

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

Summarized financial information of the equity method investments, including HAPSMobile for the period of fiscal year 2022 prior to the sale of equity interest, are as follows:

		April 30,
		2024	2023

		(In thousands)
Current assets		$5,452	$1,908
Noncurrent assets		144,457	132,198
Current liabilities		$2,450	$1,691

	Year Ended April 30,
	2024	2023	2022

	(In thousands)
Revenues	$2,719	$3,788	$187
Gross margin	(303)	1,607	(13,113)
Realized and unrealized (losses) gains on investments	(13,914)	(23,967)	63,314
Net (loss) income	$(14,455)	$(22,585)	$40,349

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2024	2023

	(In thousands)
Beginning balance	$3,642	$2,190
Balance acquired from acquisition	40	—
Warranty expense	4,364	3,052
Warranty costs settled	(2,508)	(1,600)
Ending balance	$5,538	$3,642

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $8,554,000, $6,994,000 and $6,842,000 in contributions to the plan for the years ended April 30, 2024, 2023 and 2022, respectively.

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

The Credit Agreement, as amended by the First Amendment and Second Amendment to the Credit Agreement, contains certain customary events of default, which include failure to make payments when due thereunder, the material inaccuracy of representations or warranties, failure to observe or perform certain covenants, cross-defaults, bankruptcy and insolvency-related events, certain judgments, certain ERISA-related events, invalidity of loan documents, or a Change of Control (as defined in the Credit Agreement). Upon the occurrence and continuation of an event of default, the Lenders may cease making future loans under the Credit Agreement and may declare all amounts owing under the Credit Agreement to be immediately due and payable.

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50–2.50%) or Base Rate (ranging from 0.50–1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20–0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2%

default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of April 30, 2024, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	April 30,	April 30,
	2024	2023
	(In thousands)	(In thousands)
Term loan	$28,000	$135,000
Revolving credit facility	—	—
Total debt	28,000	135,000
Less current portion	10,000	7,500
Total long-term debt, less current portion	18,000	127,500
Less unamortized debt issuance costs–term loans	908	1,596
Total long-term debt, net of unamortized debt issuance costs–term loans	$17,092	$125,904
Unamortized debt issuance costs–revolving credit facility	$511	$795
Current period interest rate	6.9%	7.1%

Future contractual long-term debt principal payments at April 30, 2024 were as follows:

(In thousands)
2025	$10,000
2026	18,000
$28,000

12.          Leases

The components of lease costs recorded in cost of sales and SG&A expense were as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2024	2023
Operating lease cost	$10,400	$8,048
Short term lease cost	1,198	862
Variable lease cost	1,678	1,820
Sublease income	—	—
Total lease costs, net	$13,276	$10,730

Supplemental lease information was as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2024	2023
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$9,626	$7,690
Right-of-use assets obtained in exchange for new lease liabilities	$10,193	$7,463

Weighted average remaining lease term	51 months	53 months
Weighted average discount rate	5.4%	4.3%

Maturities of operating lease liabilities as of April 30, 2024 were as follows (in thousands):

2025	$10,722
2026	8,358
2027	7,628
2028	5,608
2029	4,503
Thereafter	1,628
Total lease payments	38,447
Less: imputed interest	(5,861)
Total present value of operating lease liabilities	$32,586

13.          Stock-Based Compensation

For the years ended April 30, 2024, 2023 and 2022, the Company recorded stock-based compensation expense of approximately $17,069,000, $10,765,000 and $5,390,000, respectively.

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

The fair value of stock options granted previously was estimated at the grant date using the Black-Scholes option pricing model. Assumptions included in the Black-Scholes option pricing model included the expected term of stock options, the expected volatility, the risk-free interest rate, and the expected dividend yield. The expected term of stock options represents the weighted average period the Company expects the stock options to remain outstanding, based on the Company’s historical exercise and post-vesting cancellation experience and the remaining contractual life of its outstanding options. The expected volatility is based on historical volatility for the Company’s stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero-coupon bond with a remaining term that approximates the expected term of the option. The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

Information related to the stock option plans at April 30, 2024, 2023 and 2022, and for the years then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at April 30, 2021	280,526	24.57
Options granted	—	—
Options exercised	(114,362)	24.28
Options canceled	—	—
Outstanding at April 30, 2022	166,164	24.78
Options granted	—	—
Options exercised	(100,000)	22.77
Options canceled	—	—
Outstanding at April 30, 2023	66,164	27.82
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Outstanding at April 30, 2024	66,164	27.82
Options exercisable at April 30, 2024	66,164	$27.82

The total intrinsic value of all options exercised during the years ended April 30, 2024, 2023 and 2022 was approximately $0, $7,369,000, and $4,785,000, respectively. The intrinsic value of all options outstanding and exercisable at April 30, 2024 and 2023 was $8,732,000 and $4,822,000, respectively. The Company had zero non-vested stock options as of April 30, 2024 and 2023 and the years then ended, respectively.

As of April 30, 2024, there was approximately $12,693,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 2.1 years.

No options were granted during the fiscal years ended April 30, 2024, 2023 and 2022. The total fair value of shares vesting during the years ended April 30, 2024, 2023 and 2022 was $6,170,000, $6,264,000 and $5,901,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2024, 2023 and 2022 were approximately $0, $2,278,000 and $2,776,000, respectively. The tax benefit realized from stock-based compensation was $0, $3,387,000 and $0 for the fiscal years ended April 30, 2024, 2023, and 2022, respectively.

The following tabulation summarizes certain information concerning outstanding and exercisable options at April 30, 2024:

			Options Outstanding
				Weighted
				Average		Options Exercisable
				Remaining	Weighted		Weighted
			As of	Contractual	Average	As of	Average
			April 30,	Life In	Exercise	April 30,	Exercise
Range of Exercise Prices			2024	Years	Price	2024	Price
$26.70	-	28.99	50,000	1.15	$26.70	50,000	$26.70
29.00	-	31.27	16,164	0.25	31.27	16,164	31.27
$26.70	-	31.27	66,164	0.93	$27.82	66,164	$27.82

The remaining weighted average contractual life of exercisable options at April 30, 2024 was 0.9 years.

Information related to the Company’s restricted stock awards at April 30, 2024 and for the year then ended is as follows:

	2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2023	95,599	$85.90	44,080	$99.62
Stock granted	149,502	99.89	—	—
Stock vested	(43,692)	64.72	(31,910)	99.92
Stock canceled	(9,802)	91.03	(2,268)	116.95
Unvested stock at April 30, 2024	191,607	$101.38	9,902	$94.67

Information related to the Company’s restricted stock units at April 30, 2024 and for the year then ended is as follows:

	Restated 2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2023	814	$85.91	2,688	$97.69
Stock granted	2,873	104.30	—	—
Stock vested	(272)	85.91	(1,339)	97.69
Stock canceled	—	—	—	—
Unvested stock at April 30, 2024	3,415	$101.38	1,349	$97.69

14.          Long-Term Incentive Awards

During the three months ended July 29, 2023, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal year ended April 30, 2024 the Company recorded $3,916,000 of compensation expense related to the Fiscal 2024 LTIP PRSUs. At April 30, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP PRSUs is $15,836,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal year ended April 30, 2024 and 2023, the Company recorded $3,349,000 and $2,690,000 of compensation expense related to the Fiscal 2023 LTIP PRSUs, respectively. At April 30, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP PRSUs is $11,611,000.

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal years ended April 30, 2024, 2023 and 2022, the Company recorded $902,000, $846,000 and $752,000 of compensation expense related to the Fiscal 2022 LTIP PRSUs, respectively. At April 30, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2022 LTIP PRSUs is $9,214,000.

During the three months ended August 1, 2020, the Company granted awards under the Restated 2006 Plan to key employees (“Fiscal 2021 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2021, July 2022 and July 2023, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2023. During the three months ended July 29, 2023, the Company issued a total of 5,772 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2021 LTIP. No compensation expense was recorded during fiscal year ended April 30, 2024 for the Fiscal 2021 LTIP PRSUs. During the fiscal year ended April 30, 2023, the Company recorded $354,000 of compensation expense related to the Fiscal 2021 LTIP PRSUs. During the fiscal year ended April 30, 2022, the Company recorded a reversal of $(634,000) compensation expense related to the Fiscal 2021 LTIP PRSUs.

At April 30, 2024 and 2023, the Company recorded cumulative stock-based compensation expense from these long-term incentive award PRSUs of $16,662,000 and $8,495,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

15.          Income Taxes

The components of (loss) income before income taxes are as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Domestic	$68,968	$(187,647)	$(10,187)
Foreign	(5,737)	(730)	(8,956)
(Loss) income before income taxes	63,231	(188,377)	(19,143)

Equity method investment (loss) income	(1,674)	(2,453)	5,889
Total (loss) income before income taxes	$61,557	$(190,830)	$(13,254)

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2024	2023	2022
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(0.5)	(0.1)	4.9
State and local income taxes, net of federal benefit	0.9	0.2	40.8
R&D and other tax credits	(7.8)	(1.8)	23.0
Valuation allowance	1.5	1.1	(37.4)
Return to provision adjustments	1.6	—	(0.9)
Limit on executive compensation	2.7	(0.4)	(2.4)
Permanent items	0.6	(0.3)	(0.9)
Foreign derived intangible income	(16.0)	2.3	—
Excess benefit of equity awards	(0.6)	0.8	5.2
Goodwill impairment	—	(17.2)	—
Unrecognized tax benefit	(0.6)	2.0	—
Other	0.2	0.2	0.9
Effective income tax rate	3.0%	7.8%	54.2%

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended April 30,
	2024	2023	2022
Current:
Federal	$20,990	$1,510	$(3,025)
State	1,511	1,474	165
Foreign	(76)	2,273	279
	22,425	5,257	(2,581)
Deferred:
Federal	(18,844)	(17,226)	(5,764)
State	(625)	(1,488)	483
Foreign	(1,065)	(1,206)	(2,507)
	(20,534)	(19,920)	(7,788)
Total income tax (benefit) expense	$1,891	$(14,663)	$(10,369)

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2024	2023
Deferred income tax assets:
Accrued expenses	$2,542	$2,153
Stock based compensation	3,391	2,380
Allowances, reserves, and other	1,001	(1,032)
Outside basis difference	(33)	—
Unrealized loss on securities	3,588	3,528
Net operating loss and credit carry-forwards	19,800	20,430
Capitalized research and development costs	42,788	24,962
Reserve for inventory excess and obsolescence	5,577	3,185
Lease liability	7,628	6,960
Total deferred income tax assets	86,282	62,566
Deferred income tax liabilities:
Fixed asset basis	(3,516)	(4,999)
Right-of-use asset	(7,053)	(6,478)
Intangibles basis	(11,239)	(3,109)
Total deferred income tax liabilities	(21,808)	(14,586)
Valuation allowance	(23,835)	(22,503)
Net deferred tax assets	$40,639	$25,477

For tax years beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct research and experimental (“R&E”) expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over a period of five years (for U.S.-based research) or fifteen years (for non-U.S. based research), as applicable, pursuant to Section 174 of the Internal Revenue Code. As of April 30, 2024 and 2023, the Company recorded a tax adjustment to capitalize and amortize its R&E costs, which resulted in an increase to income taxes payable of approximately $42,788,000 and $24,962,000, respectively, and a decrease to net deferred tax liabilities of a similar amount.

At April 30, 2024 and 2023 the Company recorded a valuation allowance of $23,835,000 and $22,503,000, respectively, primarily against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against capital loss carryforward. The valuation allowance increased by $1,332,000 and decreased by $2,337,000 for April 30, 2024 and April 30, 2023, respectively.

At April 30, 2024 the Company had state credit carryforwards of $24,054,000 that do not expire.

At April 30, 2024, the Company had federal, state and foreign net operating loss carryforwards of approximately $2,464,000, $99,333,000 and $74,000, respectively. The federal net operating losses carry forward indefinitely. The state net operating losses will begin expiring in fiscal year 2035, and the foreign loss carry forward indefinitely. Utilization of federal and state net operating loss carryforwards may be subject to substantial annual limitation due to the ownership changes as provided by Section 382 of the Internal Revenue Code and similar state provisions.

At April 30, 2024 and 2023, the Company had approximately $13,601,000 and $12,841,000, respectively, of unrecognized tax benefits of which $5,139,000 would impact the Company’s rate and $6,517,000 would result in an increase in valuation allowance. The Company estimates that $1,616,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2024 and 2022 (in thousands):

	April 30,
	2024	2023
Balance as of May 1	$12,841	$17,806
Increases related to prior year tax positions	—	—
Decreases related to prior year tax positions	(59)	(379)
Increases related to current year tax positions	2,060	1,257
Decreases related to lapsing of statute of limitations	(1,241)	(5,843)
Balance as of April 30	$13,601	$12,841

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2024 and 2023, the Company had accrued approximately $283,000 and $282,000, respectively, of interest and penalties related to uncertain tax positions. The 2020 to 2023 tax years remain open to examination by the IRS for federal income taxes. The tax years 2013 and 2019 to 2023 remain open for major state taxing jurisdictions.

16.Share Repurchase Plan and Issuances

The Company’s share repurchase program announced September 2015 was terminated by the Company’s Board of Directors in September 2022.

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. During the fiscal year ended April 30, 2024, the Company completed the Open Market Sale AgreementSM, and the Company sold 807,370 shares, for total gross proceeds of $91,313,000, total proceeds received of $88,574,000, net of commission expense, and $88,437,000, net of equity issuance costs. During the fiscal year ended April 30, 2023, the Company sold 1,109,730 of its shares for total gross proceeds of $108,686,000, total proceeds received of $105,425,000, net of commission expense and $104,649,000, net of equity issuance costs.

17.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Total Accumulated
		Other
	Foreign Currency	Comprehensive
	Translation Adjustments	Loss
Total accumulated other comprehensive loss balance as of April 30, 2023	$(4,452)	$(4,452)
Changes in foreign currency translation adjustments	(1,140)	(1,140)
Total accumulated other comprehensive loss balance as of April 30, 2024	$(5,592)	$(5,592)

18.          Changes in Accounting Estimates

During the years ended April 30, 2024, 2023 and 2022, the Company revised its estimates at completion of various contracts recognized using the over time method, which resulted in cumulative catch up adjustments during the year in which the change in estimate occurred. The change in estimate was a result of the Company changing the total costs required to complete the contracts due to having more accurate cost information as work progressed in subsequent periods on the various contracts. During the year ended April 30, 2024, the Company revised estimates to complete two LMS contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $2,672,000. During the years ended April 30, 2023 and 2022, the Company revised its estimates of the total expected costs to complete a LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately

$1,898,000 and $1,124,000, respectively. During the fiscal year ended April 30, 2023, due to the closure of all of the Company’s MUAS COCO sites, the Company revised the estimated useful life of the MUAS customer relationship intangible asset which resulted in accelerated intangible amortization expenses of $34,149,000, increasing net loss by $26,158,000, or loss per diluted share of $1.04. During the year ended April 30, 2022, the Company revised its estimates of the achievement of the performance metrics of the Company’s long term incentive plans, which resulted in a cumulative adjustment to reduce previously recognized compensation expense of $1,602,000.

19.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $76,000 and $36,000 for fiscal years ended April 30, 2023 and 2022, respectively, for consulting services independent of his board service.

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

The Company recorded revenue under both the MDDA and DDA and preliminary design agreements between the Company and SoftBank of $43,325,000 for the fiscal year ended April 30, 2022. As of April 30, 2024 and 2023, the Company had no ownership stake in HAPSMobile and SoftBank and HAPSMobile are no longer considered related parties. Refer to Note 8— Investments in Companies Accounted for Using the Equity Method for further details.

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

At April 30, 2024 and 2023, the Company had outstanding letters of credit totaling $15,668,000 and $8,076,000, respectively.

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

In order to avoid the future cost, expense, and distraction of continued litigation, the Company engaged in settlement negotiations with Webasto in May 2021. The Company established a litigation reserve, which reflected the scope of a rejected offer intended to communicate the Company’s serious and good faith intention to attempt to reach a settlement for the stated purposes. The offer did not reflect the Company’s view of the merits of the claims made; however, as a result of the preparation of the good faith offer and the Company’s willingness to pursue settlement for that amount, the Company recorded litigation reserve expenses in the amount of $9,300,000 during the year ended April 30, 2021, recorded in other expense on the consolidated statements of income (loss) and in other current liabilities on the consolidated balance sheet. On December 2, 2021, the Company agreed in principle, subject to formal documentation with Webasto, to settle all existing claims related to the sale of its former EES Business for $20,000,000 and Webasto keeping the Holdback. As a result of the agreement in principle to settle the litigation, the Company recorded additional litigation reserve expenses in the amount of $10,000,000 during the three months ended October 30, 2021, in other expense on the consolidated statements of operations and in other current liabilities on the consolidated balance sheet. The Company executed a written settlement agreement with Webasto effective December 16, 2021 to officially and fully settle all claims in the lawsuit. Under the terms of the written settlement agreement, the Company’s payment of the settlement amount of $20,000,000 occurred over a 24-month period from the effective date of the settlement agreement, and Webasto retained the Holdback. As of April 30, 2023, the entire settlement amount has been paid.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At April 30, 2024 and 2023, the Company had no reserve for open incurred cost claim audits.

21.         Business Acquisitions

Tomahawk Acquisition

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc., a leader in AI-enabled robotic control systems. Pursuant to the merger agreement, the Company acquired 100% of Tomahawk equity for an aggregate purchase price of $134,467,000 consisting of 985,999 shares of restricted common stock of the Company valued at $109,820,000 and $27,205,000 cash-on-hand, net of $3,048,000 cash acquired, plus a $490,000 holdback. During the three months ended January 27, 2024, the holdback was decreased $100,000 as part of the working capital adjustment, and the total purchase price and goodwill, therefore, decreased by $100,000 as well. The fair value of the shares issued was the closing price on September 15, 2023, the close of the Tomahawk purchase agreement. Tomahawk is incorporated into AeroVironment’s UxS segment. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of uncrewed systems through a singular platform with similar control features. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the provisional allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Tomahawk. The purchase price allocation is expected to be finalized as soon as practicable within the measurement period, but not later than one year following the acquisition date (in thousands):

September 15,
2023
Fair value of assets acquired:
Accounts receivable	$2,314
Unbilled receivable	993
Inventories, net	2,882
Prepaid and other current assets	148
Property and equipment, net	1,789
Operating lease assets	1,337
Other assets	71
Technology	39,000
Customer relationship	4,800
Trademarks	1,600
Deferred tax asset	2,865
Goodwill	95,414
Total identifiable net assets	$153,213

Fair value of liabilities assumed:
Accounts payable	3,788
Wages and related accruals	620
Customer advances	1,648
Current operating lease liabilities	482
Other current liabilities	411
Non-current operating lease liabilities	855
Other non-current liabilities	7
Deferred income taxes	11,035
Total liabilities assumed	18,846
Total identifiable net assets	$134,367

Fair value of consideration transferred:
Equity consideration	$109,820
Cash consideration, net of cash acquired	24,157
Holdback	390
Total consideration	$134,367

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

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Tomahawk and expected future customers in the UxS market. For income tax purposes the acquisition is treated as a stock acquisition, and none of the goodwill is expected to be deductible.

Tomahawk Supplemental Pro Forma Information (unaudited)

Tomahawk revenue since acquisition on September 15, 2023 was $15,883,000 as of April 30, 2024. Other than the aforementioned revenue and intangible asset amortization expense of $5,730,000 for the year ended April 30, 2024 since the acquisition on September 15, 2023, the Tomahawk financial results were not significant. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2022 (in thousands):

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue	$727,241	$551,845
Net income (loss) attributable to AeroVironment, Inc.	$57,273	$(190,658)

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

The Company incurred approximately $1,873,000 of acquisition-related expenses for the fiscal year ended April 30, 2024. These expenses are included in selling, general and administrative on the Company’s consolidated statements of income (loss).

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2022, nor are they indicative of results of operations that may occur in the future.

Planck Acquisition

On August 17, 2022, the Company closed its acquisition of Planck, a leading provider of advanced uncrewed aircraft navigation solutions based in San Diego, California. Pursuant to the purchase agreement, the Company paid a total purchase price of $5,105,000 from cash-on-hand plus a $500,000 holdback for certain assets of Planck, which was paid during the three months ended October 28, 2023. Planck is a small technology company incorporated into AeroVironment’s UxS segment for the MUAS product line to focus on integrating its flight autonomy solutions, such as ACE™, or Autonomous Control Engine, into the Company’s offerings to enable safe, autonomous takeoff and landing from moving platforms on land or at sea in GPS-denied environments. Other solutions include AVEM™, a fully integrated mobile tethered sensor platform designed for persistent autonomous operation from moving vehicles and vessels in any environment, and a suite of machine-learning object detection and tracking systems that are customized for specific end-user needs. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

Planck Supplemental Pro Forma Information (unaudited)

Planck revenue since acquisition on August 17, 2022 through April 30, 2023 was $368,000. Other than the aforementioned revenue and intangible asset amortization expense of $542,000 for the year ended April 30, 2023 since the acquisition on August 17, 2022, the Planck financial results were not significant. The following unaudited pro forma summary presents consolidated information of the Company as if the business acquisition had occurred on May 1, 2021 (in thousands):

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

The Company incurred approximately $1,009,000 of acquisition-related expenses for the fiscal year ended April 30, 2023. These expenses are included in selling, general and administrative on the Company’s consolidated statements of income (loss).

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2021, nor are they indicative of results of operations that may occur in the future.

Telerob Acquisition

On May 3, 2021, the Company closed its acquisition of Telerob pursuant to the terms of the Telerob Purchase Agreement. Telerob develops, manufactures, sells, and services remote-controlled uncrewed ground robots and transport vehicles for civil and defense applications.

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

In addition to the consideration paid at closing, the Telerob Seller may receive €2,000,000 (approximately $2,139,000) in additional cash consideration if specific revenue targets for Telerob are achieved during the 12 month period after closing beginning on the first day of the calendar month following the closing (the “First Earnout Year”) and an additional €2,000,000 (approximately $2,139,000) in cash consideration if specific revenue targets for Telerob are achieved in the 12 month period following the First Earnout Year. The Telerob Seller was also entitled to receive up to €2,000,000 (approximately $2,203,000) in additional cash consideration if specific awards and/or orders from the U.S. military are achieved prior to the end of a 36-month post-closing period. The first year earnout of €2,000,000 (approximately $2,139,000) was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000 (approximately $2,132,000) was achieved and was paid in November 2023. The third earnout of €2,000,000 (approximately $2,139,000) was not achieved.

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

The Company incurred approximately $1,186,000 of acquisition-related expenses for the fiscal year ended April 30, 2022. These expenses are included in selling, general and administrative on the Company’s consolidated statements of income (loss).

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2020, nor are they indicative of results of operations that may occur in the future.

22. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was April 30, 2024.

The table below includes the projected benefit obligation and fair value of plan assets. The net fair value of plan assets is recorded in other assets on the consolidated balance sheets.

April 30,
2024
(In thousands)
Projected benefit obligation	$(3,246)
Fair value of plan assets	3,636
Funded status of the plan	$390

Change in projected benefit obligation (in thousands):

Pension benefit obligation balance as of April 30, 2023 and April 30, 2022, respectively	$(3,192)	$(3,322)
Interest cost	(119)	(70)
Actuarial loss	(206)	167
Benefits paid	190	167
Foreign currency exchange rate changes	81	(134)
Pension benefit obligation balance as of April 30, 2024 and April 30, 2023, respectively	$(3,246)	$(3,192)

Change in plan assets (in thousands):

Fair value of plan assets as of April 30, 2023 and April 30, 2022, respectively	$3,870	$3,395
Expected return on plan assets	52	472
Benefits paid	(190)	(167)
Foreign currency exchange rate changes	(96)	170
Fair value of plan assets as of April 30, 2024 and April 30, 2023, respectively	$3,636	$3,870

The accumulated benefit obligation is approximately equal to the projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2025. The projected benefit obligation and projected fair value of plan assets include the assumptions in the table below.

	Year Ended	Year Ended
	April 30,	April 30,
	2024	2023
Discount rate	3.9%	2.4%
In-payment benefits	2.5%	1.5%
Expected return on plan assets	2.9%	2.9%

Expected benefits payments as of April 30, 2024 (in thousands):

2025	$188
2026	192
2027	195
2028	197
2029	199
2030-2034	1,014
Total expected benefit payments	$1,985

Net periodic benefit cost is recorded in interest (expense) income, net.

	Year Ended
	April 30,	April 30,	April 30,
	2024	2023	2022
	(In thousands)	(In thousands)	(In thousands)
Expected return on plan assets	$52	$472	$108
Interest cost	(119)	(70)	(39)
Actuarial loss	(206)	167	179
Net periodic benefit cost	$(273)	$569	$248

23.          Segments

Effective May 1, 2023, the Company reorganized its segments. Due to the Company’s growth as an organization, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

UnCrewed Systems—The UxS segment, the renamed UAS segment which consists of the former SUAS, MUAS and UGV segments and the recently acquired Tomahawk, focuses primarily on small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support including training, spare and accessory parts, product repair, product replacement, maintenance and upgrades; medium UAS products designed to operate reliably at medium altitudes with longer range while carrying larger payloads including airborne platforms, payloads and payload integration, and ground support equipment and other items and services related generally to uncrewed aircraft systems historically including ISR services; UGV products designed to help responders remove, contain or neutralize these hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans; and AI-enabled common control and communication solutions that allow any uncrewed system to be controlled from a common user interface while aggregating data from multiple platforms to provide real time intelligence.

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

MacCready Works— The MW segment, which consists of the former MacCready Works and HAPS segments, focuses on customer-funded research and development in the areas of HAPS, robotics, sensors, software analytics, data intelligence and connectivity. This segment contains the Company’s center of excellence for the development of machine learning, object identification and autonomy solutions and also seeks to identify new products, services and businesses for the Company.

Prior period segment information has been recast to align with the new segment structure. The accounting policies of the segments are the same as those described in Note 1–Organization and Significant Accounting Policies. The operating segments do not make sales to each other. The following table (in thousands) sets forth segment revenue and adjusted operating income (loss) from operations for the periods indicated. Segment adjusted operating income (loss) is defined as operating income (loss) before impairment of goodwill and accelerated amortization, intangible amortization, amortization of purchase accounting adjustments related to increasing the carrying value of certain assets to fair value, and acquisition related expenses. Segment adjusted income (loss) from operations is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance.

	Year Ended April 30, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$415,074	$168,863	$1,834	$585,771
Contract services	32,932	23,724	74,293	130,949
	$448,006	$192,587	$76,127	$716,720

Segment adjusted income (loss) from operations	$93,122	$24,062	$(24,706)	$92,478

Depreciation and amortization	$27,595	$2,808	$5,346	$35,749

	Year Ended April 30, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$268,021	$84,686	$355	$353,062
Contract services	75,889	35,938	75,647	187,474
	$343,910	$120,624	$76,002	$540,536

Segment adjusted income from operations	$30,568	$8,074	$3,664	$42,306

Depreciation and amortization	$249,925	$2,788	$3,303	$256,016

	Year Ended April 30, 2022
	UxS	LMS	MW	Total
Product sales	$194,517	$46,162	$4	$240,683
Contract services	106,226	30,253	68,570	205,049
Revenue	$300,743	$76,415	$68,574	$445,732

Segment adjusted income (loss) from operations	$28,703	$(2,823)	$5,794	$31,674

Depreciation and amortization	$54,324	$2,694	$3,807	$60,825

The following table (in thousands) provides a reconciliation from segment adjusted income from operations to income (loss) before taxes:

	Year Ended April 30,
	2024	2023	2022
Segment adjusted income from operations	$92,478	$42,306	$31,674
Impairment of goodwill and accelerated amortization	—	(190,166)	—
Amortization of acquired intangible assets and other purchase accounting adjustments	(18,558)	(29,418)	(36,707)
Acquisition-related expenses	(2,096)	(1,385)	(4,854)
Interest expense, net	(4,220)	(9,368)	(5,440)
Other expense, net	(4,373)	(346)	(10,313)
Sale of ownership in HAPSMobile Inc. joint venture	—	—	6,497
Income (loss) before income taxes	$63,231	$(188,377)	$(19,143)

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	April 30, 2024
	UxS	LMS	MW	Corporate	Total
Identifiable assets	$590,619	$165,413	$50,767	$209,061	$1,015,860

	April 30, 2023
	UxS	LMS	MW	Corporate	Total
Identifiable assets	$474,417	$103,375	$39,650	$207,135	$824,577

Capital expenditures are summarized in the table below (in thousands):

	UxS	LMS	MW	Corporate	Total
Year Ended April 30, 2024	$9,630	$5,078	$4,521	$3,754	$22,983
Year Ended April 30, 2023	$8,191	$2,700	$3,045	$932	$14,868
Year Ended April 30, 2022	$14,637	$4,936	$1,655	$1,061	$22,289

24.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 62%, 53% and 41% of revenue for each of the fiscal years ended April 30, 2024, 2023 and 2022, respectively. For the fiscal year ended April 30, 2024 and 2023, Ukraine represented $274,136,000, or 38%, and $100,095,000, or 19%, respectively, of the Company’s consolidated revenues. The Company’s international revenues from customers in each foreign country were less than 10% of consolidated revenues for fiscal year 2022. The Company’s internationally deployed in-service assets for UGV was $2,912,000 and $1,798,000 as of April 30, 2024 and 2023, respectively.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Balance	Charged to	Charged to		Balance at
	Beginning	Acquired from	Costs and	Other		End of
Description	of Period	Acquisition	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2022	$595	$5	$52	$—	$(60)	$592
2023	$592	$—	$124	$—	$(560)	$156
2024	$156	$—	$89	$—	$(86)	$159
Warranty reserve for the year ended April 30:
2022	$2,341	$256	$1,089	$—	$(1,496)	$2,190
2023	$2,190	$—	$3,052	$—	$(1,600)	$3,642
2024	$3,642	$40	$4,364	$—	$(2,508)	$5,538
Reserve for inventory excess and obsolescence for the year ended April 30:
2022	$10,289	$1,561	$2,271	$—	$(1,787)	$12,334
2023	$12,334	$—	$8,136	$—	$(5,265)	$15,205
2024	$15,205	$—	$13,937	$—	$(3,242)	$25,900
Reserve for self-insured medical claims for the year ended April 30:
2022	$1,293	$—	$14,724	$—	$(14,364)	$1,653
2023	$1,653	$—	$13,863	$—	$(14,133)	$1,383
2024	$1,383	$—	$16,365	$—	$(16,504)	$1,244

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we have assessed our internal control over financial reporting as of April 30, 2024, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2024 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the fiscal year ended April 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

On March 19, 2024, Kevin McDonnell, our Senior Vice President and Chief Financial Officer, adopted a trading arrangement (the “McDonnell Rule 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The McDonnell Rule 10b5-1 Trading Plan, which has a term of approximately 9 months, provides for the sale of shares of Common Stock issuable under the terms of certain restricted stock awards granted to Mr. McDonnell by the Company. The aggregate number of shares of Common Stock that will be subject to sale pursuant to the terms of the McDonnell Rule 10b5-1 Trading Plan, is 3,202 shares.

Other than with respect to the McDonnell Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended April 30, 2024.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the shareholders and the Board of Directors of AeroVironment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. and subsidiaries (the “Company”) as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2024, of the Company and our report dated June 26, 2024, expressed an unqualified opinion on those financial statements.

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

June 26, 2024

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401, Item 405, Item 407(c)(3) and Items 407(d)(4) and (d)(5) of Regulation S-K will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2024, and that information is incorporated by reference herein.

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

Insider Trading Policy

We have adopted an Insider Trading Policy addressing our policies and procedures governing securities trading by our directors, officers, employees and certain other service providers and the company itself, intended to promote compliance with insider trading laws, rules and regulations, including Nasdaq listing standards, applicable to the company and such personnel. A copy of the current Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation.

The information required by Item 402 and Items 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, California, PCAOB Auditor ID 34. The information required by this Item 14 of Form 10-K will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2024 and 2023

●	Consolidated Statements of Income (Loss) for the Years Ended April 30, 2024, 2023 and 2022

●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended April 30, 2024, 2023 and 2022

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2024, 2023 and 2022

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2024, 2023 and 2022

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
2.1*(26)

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
10.19(27)

First Amendment to Lease, dated March 11, 2022, between AeroVironment, Inc. and BCORE Defender CA1W01, LLC, for the property located at 85 Moreland Road, Simi Valley, California, dated as of September 10, 2023.

10.20(11)

Standard Industrial/Commercial Single-Tenant Lease, dated March 3, 2008, between AeroVironment, Inc. and Hillside Associates III, LLC, for the property located at 900 Enchanted Way, Simi Valley, California, including the addendum thereto

10.21(12)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.22(4)	Second Amendment to Lease Agreement dated as of May 13, 2020, by and between the Company and Hillside III LLC for the property located at 900 Enchanted Way, Simi Valley, CA 93065
10.23(11)

Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto

10.24(12)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.25(13)	Second Amendment to Lease Agreement (994 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.26(12)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.27(13)	First Amendment to Lease Agreement (996 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.28(14)	Lease dated March 28, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California, including addendums thereto
10.29(15)	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
10.30(22)

Second Amendment to Lease dated October 26, 2018 between AeroVironment, Inc., Princeton Avenue Holdings, LLC and Princeton Avenue Holdings II, LLC for property located at 14501 Princeton Avenue, Moorpark, California

10.31#(3)	Retiree Medical Plan

Exhibit Number	Exhibit
10.32(16)	Form of Director Letter Agreement by and between AeroVironment, Inc. and certain non-employee director

10.33(14)	Asset Purchase Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 1, 2018
10.34(15)	Side Letter Agreement by and between Webasto Charging Systems, Inc. and AeroVironment, Inc. dated as of June 29, 2018
10.35#(17)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.36#(18)	Special Consulting Agreement by and between AeroVironment, Inc. and Kirk Flittie dated as of July 13, 2019
10.37*(19)	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.38(13)	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.
10.39*(13)

Credit Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners

10.40ǂ(13)	Security and Pledge Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain obligors, and Bank of America, N.A., as the administrative agent
10.41(20)

First Amendment to Credit Agreement and Waiver, dated February 4, 2022, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.42(24)

Second Amendment to Credit Agreement and Waiver, dated June 6, 2023, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.43(27)	Joinder Agreement, dated October 30, 2023, between AeroVironment, Inc. and Bank of America, N.A.
10.44ǂ*(21)	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH
10.45(25)	AeroVironment, Inc. 2023 Employee Stock Purchase Plan
19	Insider Trading Policy
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97	Nasdaq Rule 5608 Equity Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2007 (File No. 001-33261).

(2)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed March 3, 2022 (File No. 001-33261).

(3)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).

(4)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 24, 2020 (File No. 001-33261).

(5)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(6)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(7)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).

(8)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).

(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2019 (File No. 001-33261).

(10)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 filed October 13, 2021 (File No. 333-260227).

(11)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).

(12)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).

(13)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).

(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).

(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001 33261).

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

(16)	All schedules (or similar attachments) have been omitted from this filing pursuant to Item 601 of Regulation S-K. The Company will furnish copies of any schedules to the Securities and Exchange Commission upon request.

(17)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(18)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K/A filed October 22, 2019 (File No. 001-33261).
(19)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).

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

(22)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 7, 2022 (File No. 001-33261).

(23)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 28, 2022 (File No. 001-33261).

(24)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 27, 2023 (File No. 001-33261).

(25)	Incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 17, 2023 (File No. 001-33261).

(26)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed August 22, 2023 (File No. 001-33261).

(27)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 5, 2023 (File No. 001-33261).

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

(c)	Financial Statement Schedules and Separate Financial Statements of Subsidiaries Not Consolidated and Fifty Percent or Less Owned Persons Not applicable.

Item 16.	Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AEROVIRONMENT, INC.

Date: June 26, 2024		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 26, 2024
Wahid Nawabi	Executive Officer and Chairman
(Principal Executive Officer)

/s/ Kevin P. McDonnell	Senior Vice President and	June 26, 2024
Kevin P. McDonnell	Chief Financial Officer (Principal
Financial Officer)

/s/ Brian C. Shackley	Vice President and	June 26, 2024
Brian C. Shackley	Chief Accounting Officer (Principal
Accounting Officer)

/s/ Edward R. Muller	Director	June 26, 2024
Edward R. Muller

/s/ Cindy Lewis	Director	June 26, 2024
Cindy Lewis

/s/ Stephen F. Page	Director	June 26, 2024
Stephen F. Page

/s/ Mary Beth Long	Director	June 26, 2024
Mary Beth Long

/s/ Joseph L. Votel	Director	June 26, 2024
Joseph L. Votel

/s/ Charles Thomas Burbage	Director	June 26, 2024
Charles Thomas Burbage

/s/ Philip S. Davidson	Director	June 26, 2024
Philip S. Davidson