Form 10-Q
period 2024-07-27
AeroVironment Inc
filed 2024-09-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 27, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 001-33261

AEROVIRONMENT, INC.

(Exact name of registrant as specified in its charter)

Delaware	95-2705790
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

241 18th Street South, Suite 650
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

As of August 28, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 28,206,032.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	July 27,	April 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$81,162	$73,301
Accounts receivable, net of allowance for doubtful accounts of $58 at July 27, 2024 and $159 at April 30, 2024	35,487	70,305
Unbilled receivables and retentions	219,766	199,474
Inventories, net	143,835	150,168
Income taxes receivable	338	—
Prepaid expenses and other current assets	19,758	22,333
Total current assets	500,346	515,581
Long-term investments	21,887	20,960
Property and equipment, net	48,071	46,602
Operating lease right-of-use assets	28,283	30,033
Deferred income taxes	41,303	41,303
Intangibles, net	67,521	72,224
Goodwill	275,932	275,652
Other assets	15,826	13,505
Total assets	$999,169	$1,015,860
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$43,596	$48,298
Wages and related accruals	20,413	44,312
Customer advances	10,993	11,192
Current portion of long-term debt	10,000	10,000
Current operating lease liabilities	9,428	9,841
Income taxes payable	5,597	4,162
Other current liabilities	17,331	17,074
Total current liabilities	117,358	144,879
Long-term debt, net of current portion	6,788	17,092
Non-current operating lease liabilities	21,086	22,745
Other non-current liabilities	2,123	2,132
Liability for uncertain tax positions	5,603	5,603
Deferred income taxes	673	664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at July 27, 2024 and April 30, 2024	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,206,480 shares at July 27, 2024 and 28,134,438 shares at April 30, 2024	4	4
Additional paid-in capital	598,735	597,646
Accumulated other comprehensive loss	(5,054)	(5,592)
Retained earnings	251,853	230,687
Total stockholders’ equity	845,538	822,745
Total liabilities and stockholders’ equity	$999,169	$1,015,860

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	July 27,	July 29,
	2024	2023
Revenue:
Product sales	$159,504	$119,471
Contract services	29,979	32,876
	189,483	152,347
Cost of sales:
Product sales	85,519	61,608
Contract services	22,497	25,079
	108,016	86,687
Gross margin:
Product sales	73,985	57,863
Contract services	7,482	7,797
	81,467	65,660
Selling, general and administrative	33,795	23,827
Research and development	24,613	15,466
Income from operations	23,059	26,367
Other loss:
Interest expense, net	(239)	(2,008)
Other expense, net	(234)	(1,129)
Income before income taxes	22,586	23,230
Provision for income taxes	1,485	1,314
Equity method investment income (loss), net of tax	65	(21)
Net income	21,166	21,895
Net income per share
Basic	$0.76	$0.84
Diluted	$0.75	$0.84
Weighted-average shares outstanding:
Basic	27,959,692	26,088,277
Diluted	28,281,827	26,179,042

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended
	July 27,	July 29,
	2024	2023
Net income	$21,166	$21,895
Other comprehensive income:
Change in foreign currency translation adjustments	538	(63)
Total comprehensive income	$21,704	21,832

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended July 27, 2024 and July 29, 2023 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	21,166	—	21,166
Foreign currency translation	—	—	—	—	538	538
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	69,522	—	—	—	—	—
Restricted stock awards forfeited	(2,194)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,450)	—	(3,953)			(3,953)
Stock based compensation	—	—	4,536	—	—	4,536
Balance at July 27, 2024	28,206,480	$4	$598,735	$251,853	$(5,054)	$845,538

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970
Net income	—	—	—	21,895	—	21,895
Foreign currency translation	—	—	—	—	(63)	(63)
Restricted stock awards	91,913	—	—	—	—	—
Restricted stock awards forfeited	(3,438)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,242)	—	(1,298)	—	—	(1,298)
Issuance cost for shares issued	—	—	(163)	—	—	(163)
Stock based compensation	—	—	3,204	—	—	3,204
Balance at July 29, 2023	26,292,130	$4	$386,140	$192,916	$(4,515)	$574,545

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	July 27,	July 29,
	2024	2023
Operating activities
Net income	$21,166	$21,895
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	8,852	6,951
(Gain) loss from equity method investments	(65)	21
Amortization of debt issuance costs	266	214
Provision for doubtful accounts	(101)	(15)
Reserve for inventory excess and obsolescence	2,667	3,330
Other non-cash expense, net	616	173
Non-cash lease expense	2,430	2,184
Loss on foreign currency transactions	142	132
Unrealized loss on available-for-sale equity securities, net	321	1,013
Deferred income taxes	(1)	(427)
Stock-based compensation	4,536	3,204
Loss on disposal of property and equipment	143	116
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	34,993	8,207
Unbilled receivables and retentions	(20,274)	(1,603)
Inventories	3,867	(40,004)
Income taxes receivable	(336)	—
Prepaid expenses and other assets	(814)	(4,401)
Accounts payable	(4,976)	(2,780)
Other liabilities	(25,081)	(15,272)
Net cash provided by (used in) operating activities	28,351	(17,062)
Investing activities
Acquisition of property and equipment	(5,430)	(3,632)
Contributions in equity method investments	(1,183)	—
Net cash used in investing activities	(6,613)	(3,632)
Financing activities
Principal payments of term loan	(10,500)	(5,000)
Payment of debt issuance costs	—	(9)
Tax withholding payment related to net settlement of equity awards	(3,953)	(1,298)
Exercise of stock options	506	—
Other	(7)	(8)
Net cash used in financing activities	(13,954)	(6,315)
Effects of currency translation on cash and cash equivalents	77	21
Net increase (decrease) in cash and cash equivalents	7,861	(26,988)
Cash and cash equivalents at beginning of period	73,301	132,859
Cash and cash equivalents at end of period	$81,162	$105,871
Supplemental disclosures of cash flow information
Cash paid (refunded), net during the period for:
Income taxes	$(101)	$35
Interest	$370	$1,782
Non-cash activities
Change in foreign currency translation adjustments	$538	$(63)
Acquisitions of property and equipment included in accounts payable	$1,208	$969

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies uncrewed aircraft and ground robot systems, loitering munitions systems and related services primarily to organizations within or supplying the U.S. Department of Defense (“D.o.D”), other federal agencies and to international allied governments.

Effective May 1, 2023, the Company reorganized its segments. Due to the Company’s growth as an organization, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Uncrewed Systems (“UxS”)—The UxS segment, which consists of the former small uncrewed aircraft systems (“SUAS”), medium uncrewed aircraft systems (“MUAS”) and uncrewed ground vehicles (“UGV”) segments and the acquired Tomahawk, focuses primarily on small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support including training, spare and accessory parts, product repair, product replacement, maintenance and upgrades; medium UAS products designed to operate reliably at medium altitudes with longer range while carrying larger payloads including airborne platforms, payloads and payload integration, and ground support equipment and other items and services related generally to uncrewed aircraft systems historically including ISR services; UGV products designed to help responders remove, contain or neutralize these hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans; and AI-enabled common control and communication solutions that allow any uncrewed system to be controlled from a common user interface while aggregating data from multiple platforms to provide real time intelligence.

Loitering Munitions Systems (“LMS”)—The LMS segment, which consists of the former Tactical Missile Systems segment, focuses primarily on tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The LMS segment also includes customer-funded research and development programs.

MacCready Works (“MW”)—The MW segment, which consists of the former MacCready Works and High Altitude Pseudo-Satellite systems (“HAPS”) segments, focuses on customer-funded research and development in the areas of HAPS, robotics, sensors, software analytics, data intelligence and connectivity. This segment contains the Company’s center of excellence for the development of machine learning, object identification and autonomy solutions and also seeks to identify new products, services and businesses for the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended July 27, 2024 are not necessarily indicative of the results for the full year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2024, included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three months ended July 27, 2024.

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for LMS product deliveries, certain Tomahawk product deliveries and Customer-Funded Research and Development contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, which historically included revenue from intelligence, surveillance, and reconnaissance (“ISR”) services, is recognized over time as services are rendered. In accordance with ASC 606, the Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. In the past, the Company operated its MUAS in overseas locations to support U.S. military operations under ISR services contracts under a contractor-owned, contractor-operated (“COCO”) arrangement.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s SUAS, MUAS, UGV product sales revenue is composed of revenue recognized on contracts for the delivery of SUAS, MUAS and UGV systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On July 27, 2024, the Company had approximately $372,904,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 85% of the remaining performance obligations as revenue in fiscal 2025 and the remaining 15% in fiscal 2026.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of July 27, 2024 and April 30, 2024 was $496,000 and $374,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three months ended July 27, 2024 or July 29, 2023, respectively.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was not material for the three month period ended July 27, 2024 or July 29, 2023, respectively. No adjustment on any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three month periods ended July 27, 2024 or July 29, 2023.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	July 27,	July 29,
Revenue by segment	2024	2023
UxS	$119,976	$98,207
LMS	51,973	30,917
MW	17,534	23,223
Total revenue	$189,483	$152,347

	Three Months Ended
	July 27,	July 29,
Revenue by contract type	2024	2023
FFP	$171,869	$129,942
CPFF	16,231	21,293
T&M	1,383	1,112
Total revenue	$189,483	$152,347

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

	Three Months Ended
	July 27,	July 29,
Revenue by customer category	2024	2023
U.S. government	$148,600	$101,348
Non-U.S. government	40,883	50,999
Total revenue	$189,483	$152,347

	Three Months Ended
	July 27,	July 29,
Revenue by geographic location	2024	2023
Domestic	$66,998	$58,126
International	122,485	94,221
Total revenue	$189,483	$152,347

	Three Months Ended
	July 27,	July 29,
Revenue percentage by recognition method	2024	2023
Over time	41%	39%
Point in time	59%	61%
Total revenue	100%	100%

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three month period ended July 27, 2024 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month period ended July 27, 2024 that was included in customer advances balances as of April 30, 2024 was $5,486,000 and revenue recognized for the three month period ended July 29, 2023 that was included in customer advances balances as of April 30, 2023 was $2,538,000.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of July 27, 2024 the Company’s costs to fulfill were $4,396,000, and as of April 30, 2024, the Company’s costs to fulfill were not material.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of July 27, 2024, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 18—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At July 27, 2024 and April 30, 2024, the Company had no reserve for incurred cost claim audits.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
	July 27, 2024	July 29, 2023
Net income	$21,166	$21,895
Denominator for basic earnings per share:
Weighted average common shares	27,959,692	26,088,277
Dilutive effect of employee stock options, restricted stock and restricted stock units	322,135	90,765
Denominator for diluted earnings per share	28,281,827	26,179,042

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 72 for the three months ended July 27, 2024. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 738 for the three months ended July 29, 2023.

Recently Issued Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses reported to the CODM. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. The new standard is effective for fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. ASU 2023-07 is adopted retrospectively. The Company will include the required enhanced disclosures in its Annual Report on Form 10-K for the fiscal year ending April 30, 2025.

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

2. Investments

Investments consist of the following (in thousands):

	July 27,	April 30,
	2024	2024
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	706	1,027
Total long-term available-for-sale securities investments	706	1,027
Equity method investments
Investments in limited partnership funds	21,181	19,933
Total equity method investments	21,181	19,933
Total long-term investments	$21,887	$20,960

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized loss recorded (in thousands):

	Three Months Ended	Three Months Ended
	July 27, 2024	July 29, 2023
Net losses recognized during the period on equity securities	$(321)	$(1,013)
Less: Net loss recognized during the period on equity securities sold during the period	—	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$(321)	$(1,013)

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

The Company’s financial assets measured at fair value on a recurring basis at July 27, 2024, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$596	$—	$—	$596
Warrants	—	110	—	110
Total	$596	$110	$—	$706

The Company had no financial liabilities measured at fair value on a recurring basis at July 27, 2024.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	July 27,	April 30,
	2024	2024

Raw materials	$59,829	$57,218
Work in process	51,333	53,232
Finished goods	61,169	65,618
Inventories, gross	172,331	176,068
Reserve for inventory excess and obsolescence	(28,496)	(25,900)
Inventories, net	$143,835	$150,168

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2024 and 2023, the Company made total contributions of $3,074,000 and $5,778,000, respectively. During the three months ended July 27, 2024, the Company made a contribution of $1,183,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $9,965,000 to the fund expected to be paid over the next three fiscal years. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have significant influence when it holds more than a minor interest. For the three months ended July 27, 2024 and July 29, 2023, the Company recorded its ownership percentage of the net gains (losses) of the limited partnerships, or $65,000 and $(21,000), respectively, in equity method investment income (loss), net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At July 27, 2024 and April 30, 2024, the carrying value of the investments in the limited partnership funds of $21,181,000 and $19,933,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment loss, net of tax. For the three months ended July 27, 2024 and July 29, 2023, the Company recorded $0 for its ownership percentage of the net activity of Altoy in equity method investment income (loss), net of tax in the unaudited condensed consolidated statements of operations. At July 27, 2024 and April 30, 2024, the carrying value of the investment in Altoy of $152,000 was recorded in other assets on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended July 27, 2024 and July 29, 2023, respectively (in thousands):

	Three Months Ended
	July 27,	July 29,
	2024	2023
Beginning balance	$5,538	$3,642
Warranty expense	(647)	1,750
Warranty costs settled	(651)	(765)
Ending balance	$4,240	$4,627

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	July 27,	April 30,
	2024	2024
Technology	$101,163	$101,012
Licenses	1,008	1,008
Customer relationships	77,379	77,313
Backlog	2,863	2,831
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	185,097	184,848
Less accumulated amortization	(117,576)	(112,624)
Intangibles, net	$67,521	$72,224

The weighted average amortization period at each of July 27, 2024 and April 30, 2024 was three years. Amortization expense for the three months ended July 27, 2024 and July 29, 2023 was $4,774,000 and $3,030,000 respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2025	$14,369
2026	15,022
2027	12,655
2028	11,941
2029	7,764
$61,751

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	UxS	LMS	MW	Total
Balance at April 30, 2024	$256,398	$—	$19,254	$275,652
Change to goodwill	280	—	—	280
Balance at July 27, 2024	$256,678	$—	$19,254	$275,932

The UxS segment includes goodwill from the acquisitions of Pulse Aerospace, LLC (“Pulse”), Arcturus UAV, Inc. (“Arcturus”), Telerob, Planck and Tomahawk acquisitions. The goodwill change to UxS is attributable to the Telerob acquisition recorded in Euros and translated to U.S. dollars at each reporting date. The MW segment includes goodwill from the purchase of certain assets of Intelligent Systems Group business segment (“ISG”) of Progeny Systems Corporation.

The estimated fair value of the MUAS reporting unit, the renamed Arcturus acquisition included in the UxS reportable segment, does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023. The fair value of the MUAS reporting unit exceeded its carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires the Company to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. Department of Defense and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then the MUAS reporting unit goodwill may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The MUAS reporting unit has a goodwill balance of $135,774,000 as of July 27, 2024. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

As of July 27, 2024, the company has not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test. The annual impairment test for the fiscal year ending April 30, 2025 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $12,771,000 as of July 27, 2024 will also be evaluated for potential impairment during the fourth quarter.

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

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100,000,000 revolving credit facility, which includes a $25,000,000 sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200,000,000 term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPMorgan Chase Bank were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $7,508,000 as of July 27, 2024. As of July 27, 2024, approximately $92,492,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

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

The First Amendment to Credit Agreement also implemented certain secured overnight financing rate (“SOFR”) interest rate mechanics and interest rate reference benchmark replacement provisions in order to effectuate the transition from LIBOR as a reference interest rate. Following the First Amendment to Credit Agreement, the Company has a choice of interest rates between (a) Term SOFR (with a 0% floor) plus the Applicable Margin; or (b) Base Rate (defined as the highest of (a) the Federal Funds Rate plus one-half percent (0.50%), (b) the Bank of America prime rate, and (c) the one (1) month SOFR plus one percent (1.00%)) plus the Applicable Margin. The Applicable Margin is based upon the

Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects SOFR (ranging from 1.50 - 2.50%) or Base Rate (ranging from 0.50 - 1.50%). The Company may choose interest periods of one, three or six months with respect to Term SOFR and all such rates will include a 0.10% SOFR adjustment. The Company also remains responsible for certain commitment fees from 0.20-0.35% depending on the Consolidated Leverage Ratio, and administrative agent expenses incurred in relation to the Credit Facilities. In the event of a default, an additional 2% default interest rate in addition to the applicable rate if specified or the Base Rate plus Applicable Margin if an applicable rate is not specified. As of July 27, 2024, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	July 27,	April 30,
	2024	2024
	(In thousands)	(In thousands)
Term loan	$17,500	$28,000
Revolving credit facility	—	—
Total debt	17,500	28,000
Less current portion	10,000	10,000
Total long-term debt, less current portion	7,500	18,000
Less unamortized debt issuance costs–term loans	712	908
Total long-term debt, net of unamortized debt issuance costs–term loans	$6,788	$17,092
Unamortized debt issuance costs–revolving credit facility	$441	$511
Current period interest rate	6.9%	6.9%

Future contractual long-term debt principal payments at July 27, 2024 were as follows:

(In thousands)
2025	$10,000
2026	7,500
$17,500

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 27,	July 29,
	2024	2023
Operating lease cost	$2,430	$2,184
Short term lease cost	155	385
Variable lease cost	423	513
Sublease income	—	—
Total lease costs, net	$3,008	$3,082

Supplemental lease information was as follows:

	Three Months Ended	Three Months Ended
	July 27,	July 29,
	2024	2023
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$2,550	$2,241
Right-of-use assets obtained in exchange for new lease liabilities	$239	$247

Weighted average remaining lease term	49 months	51 months
Weighted average discount rate	5.4%	4.3%

Maturities of operating lease liabilities as of July 27, 2024 were as follows (in thousands):

2025	$8,213
2026	8,335
2027	7,649
2028	5,621
2029	4,503
Thereafter	1,628
Total lease payments	35,949
Less: imputed interest	(5,435)
Total present value of operating lease liabilities	$30,514

11. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	July 27,	July 29,
	2024	2023
Balance as of April 30, 2024 and April 30, 2023, respectively	$(5,592)	$(4,452)
Change in foreign currency translation adjustments	538	(63)
Balance as of July 27, 2024 and July 29, 2023, respectively	$(5,054)	$(4,515)

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $18,559,000 for the three months ended July 27, 2024. Revenue from customer-funded R&D was approximately $24,383,000 for the three months ended July 29, 2023.

13. Long-Term Incentive Awards

During the three months ended July 27, 2024, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 27, 2024, the Company recorded $306,000 of compensation expense related to the Fiscal 2025 LTIP. The Company recorded no compensation expense related to the Fiscal 2025 LTIP for the three months ended July 29, 2023. At July 27, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $18,207,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 27, 2024 and July 29, 2023, the Company recorded $1,112,000 and $634,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. At July 27, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $15,836,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-

based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended July 27, 2024 and July 29, 2023, the Company recorded $865,000, and $661,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. At July 27, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $11,611,000.

During the three months ended July 31, 2021, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2024. During the three months ended July 27, 2024, the Company issued a total of 15,427 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2022 LTIP. For the three months ended July 27, 2024 and July 29, 2023, the Company recorded no compensation expense and $132,000 of compensation expense related to the Fiscal 2021 LTIP, respectively.

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

14. Income Taxes

For the three months ended July 27, 2024, the Company recorded a provision for income taxes of $1,485,000, yielding an effective tax rate of 6.6%. For the three months ended July 29, 2023, the Company recorded a provision for income taxes of $1,314,000 yielding an effective tax rate of 5.7%. The variance from statutory rates for the three months ended July 27, 2024 was primarily due to foreign-derived intangible income (“FDII”) deductions, federal R&D credits and excess tax benefits from the exercise of stock options and vesting of equity awards. The variance from statutory rates for the three months ended July 29, 2023 was primarily due to FDII deductions and federal R&D credits.

15. Share Repurchase Plan and Issuances

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

16. Business Acquisitions

Tomahawk Acquisition

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc., a leader in AI-enabled robotic control systems. Pursuant to the merger agreement, the Company acquired 100% of Tomahawk equity for an aggregate purchase price of $134,467,000 consisting of 985,999 shares of restricted common stock of the Company valued at $109,820,000 and $27,205,000 cash-on-hand, net of $3,048,000 cash acquired, plus a $490,000 holdback. During the fiscal year ended April 30, 2024, the holdback was decreased $100,000 as part of the working capital adjustment, and the total purchase price and goodwill, therefore, decreased by $100,000 as well. The fair value of the shares issued was the closing price on September 15, 2023, the close of the Tomahawk purchase agreement. Tomahawk is incorporated into AeroVironment’s UxS segment. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of uncrewed systems through a singular platform with similar control features. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

Three Months Ended
July 29,
2023
Revenue	$155,174
Net income	$18,752

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

The table below includes the projected benefit obligation and fair value of plan assets as of April 30, 2024. The net fair value of plan assets (in thousands) is recorded in other assets on the unaudited condensed consolidated balance sheet.

April 30,
2024
(In thousands)
Projected benefit obligation	$(3,246)
Fair value of plan assets	3,636
Funded status of the plan	$390

The projected benefit obligation includes assumptions of a discount rate of 3.9% and pension increase for in-payment benefits of 2.5% for July 27, 2024 and April 30, 2024. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2025. The Company assumed expected return on plan assets of 2.9% for July 27, 2024 and April 30, 2024.

Expected benefit payments as of April 30, 2024 (in thousands):

2025	$188
2026	192
2027	195
2028	197
2029	199
2030-2034	1,014
Total expected benefit payments	$1,985

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended
	July 27,	July 29,
	2024	2023
	(In thousands)	(In thousands)
Expected return on plan assets	$—	$—
Interest cost	28	30
Actuarial gain	—	—
Net periodic benefit cost	$28	$30

18. Segments

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments do not make sales to each other. Effective May 1, 2024, segment adjusted gross margin is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance. Segment adjusted gross margin is defined as gross margin before intangible amortization expense including amortization of purchase accounting adjustments. Prior period segment information has been revised to align with the new segment measure of profitability.

	Three Months Ended July 27, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$112,301	$47,180	$23	$159,504
Contract services	7,675	4,793	17,511	29,979
	$119,976	$51,973	$17,534	$189,483

Segment adjusted gross margin	$67,252	$13,272	$4,657	$85,181

Depreciation and amortization	$6,901	$800	$1,151	$8,852

	Three Months Ended July 29, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$93,231	$25,325	$915	$119,471
Contract services	4,976	5,592	22,308	32,876
	$98,207	$30,917	$23,223	$152,347

Segment adjusted gross margin	$50,426	$12,323	$5,308	$68,057

Depreciation and amortization	$5,153	$559	$1,239	$6,951

The following table (in thousands) provides a reconciliation from segment adjusted gross margin to income before income taxes:

	Three Months Ended	Three Months Ended
	July 27,	July 29,
	2024	2023
Segment adjusted gross margin	$85,181	$68,057
Amortization in cost of sales	(3,714)	(2,397)
Selling, general and administrative	(33,795)	(23,827)
Research and development	(24,613)	(15,466)
Interest expense, net	(239)	(2,008)
Other expense, net	(234)	(1,129)
Income before income taxes	$22,586	$23,230

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	UxS	LMS	MW	Corporate	Total
As of July 27, 2024	$535,001	$197,738	$49,874	$216,556	$999,169
As of April 30, 2024	$590,619	$165,413	$50,767	$209,061	$1,015,860

Capital expenditures are summarized in the table below (in thousands):

	UxS	LMS	MW	Corporate	Total
Three Months Ended July 27, 2024	$2,151	$1,069	$1,353	$857	$5,430
Three Months Ended July 29, 2023	$2,054	$642	$638	$298	$3,632

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2024.

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

Revenue for LMS product deliveries, customization of UGV transport vehicles and customer-funded research and development contracts is recognized over time as costs are incurred. Contract services revenue is for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue, which historically included ISR services, is recognized over time as services are rendered. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our Uncrewed Systems product sales revenue is primarily composed of revenue recognized on contracts for the delivery of UxS systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three months ended July 27, 2024 and July 29, 2023, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the three months ended July 27, 2024 and July 29, 2023, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	July 27,	July 29,
	2024	2023

Gross favorable adjustments	$812	$2,704
Gross unfavorable adjustments	(285)	(1,119)
Net favorable adjustments	$527	$1,585

For the three months ended July 27, 2024, favorable cumulative catch-up adjustments of $0.8 million were primarily due to final cost adjustments on 11 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $0.3 million were primarily related to higher than expected costs on 10 contracts, which individually were not material.

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

Subsequent to the performance of our annual goodwill impairment test for fiscal year 2023, in May 2023 a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. D.o.D. program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and profitability growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit during the fiscal year ended April 30, 2023.

As of July 27, 2024, our MUAS reporting unit had a goodwill balance of $135.8 million. The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023, resulting in carrying value being equal to estimated fair value. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon our ability to obtain contracts from the U.S. D.o.D. and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The intangibles included in the MUAS reporting unit of $12.8 million as of July 27, 2024 will also be evaluated for potential impairment during the fourth quarter impairment test. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value. As of July 27, 2024, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test.

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

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2025 fiscal year ends on April 30, 2025 and our fiscal quarters end on July 27, 2024, October 26, 2024 and January 25, 2025, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended July 27, 2024 Compared to Three Months Ended July 29, 2023

	Three Months Ended
	July 27,	July 29,
	2024	2023

Revenue	$189,483	$152,347
Cost of sales	108,016	86,687
Gross margin	81,467	65,660
Selling, general and administrative	33,795	23,827
Research and development	24,613	15,466
Income from operations	23,059	26,367
Other loss:
Interest expense, net	(239)	(2,008)
Other expense, net	(234)	(1,129)
Income before income taxes	22,586	23,230
Provision for income taxes	1,485	1,314
Equity method investment income (loss), net of tax	65	(21)
Net income	$21,166	$21,895

We have identified three reportable segments, Uncrewed Systems (“UxS”), Loitering Munitions Systems (“LMS”) and MacCready Works (“MW”). The UxS segment consists of our SUAS, including our Tomahawk acquisition, MUAS and UGV product lines. The LMS segment consists of our renamed existing tactical missile systems product lines. The MW segment consists of our MacCready Works products and services and the development of High Altitude Pseudo-Satellite systems (“HAPS”). The following tables (in thousands) set forth our segment revenue and segment adjusted gross margin for the periods indicated. Prior period segment information has been revised to align with the new segment measure of profitability. Segment adjusted gross margin is defined as gross margin before intangible amortization expense including amortization of purchase accounting adjustments. All corporate and headquarter expenses are allocated to the reportable segments.

	Three Months Ended July 27, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$112,301	$47,180	$23	$159,504
Contract services	7,675	4,793	17,511	29,979
	$119,976	$51,973	$17,534	$189,483

Segment adjusted gross margin	$67,252	$13,272	$4,657

	Three Months Ended July 29, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$93,231	$25,325	$915	$119,471
Contract services	4,976	5,592	22,308	32,876
	$98,207	$30,917	$23,223	$152,347

Segment adjusted gross margin	$50,426	$12,323	$5,308

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	July 27,	July 29,
	2024	2023
Cost of sales:
Product sales	$2,617	$1,041
Contract services	1,097	1,356
Selling, general and administrative	1,060	769
Total	$4,774	$3,166

Revenue. Revenue for the three months ended July 27, 2024 was $189.5 million, as compared to $152.3 million for the three months ended July 29, 2023, representing an increase of $37.2 million, or 24%. The increase in revenue was due to an increase in product revenue of $40.0 million, partially offset by a decrease in service revenue of $2.9 million. The increase in product revenue was primarily due to an increase of $21.9 million from the production of our Switchblade products and an increase of $19.1 million of product deliveries of our UxS products, including $1.1 million associated with the Tomahawk acquisition. These increases were primarily driven by increased global demand for our LMS and uncrewed systems associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to a decrease of $5.9 million in customer funded R&D and engineering services due to a decrease in development programs in part due to delays in the establishment of the government fiscal year 2024 budget, partially offset by an increase of $3.0 million of training and repairs service revenue driven by the increased product sales. The increase in the LMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2025.

Cost of Sales. Cost of sales for the three months ended July 27, 2024 was $108.0 million, as compared to $86.7 million for the three months ended July 29, 2023, representing an increase of $21.3 million, or 25%. The increase in cost of sales was a result of an increase in product cost of sales of $23.9 million, partially offset by a decrease in service costs of sales of $2.6 million. The increase in product costs of sales was primarily due to an increase of approximately $21 million associated with the increase in product revenue and approximately $3 million due to a mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The decrease in service cost of sales was primarily due to a decrease of approximately $3 million associated with the decrease in service revenue. Cost of sales for the three months ended July 27, 2024 included $3.7 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $2.4 million for the three months ended July 29, 2023. As a percentage of revenue, cost of sales remained consistent at 57%, resulting in gross margin of 43% in both quarters.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended July 27, 2024 was $33.8 million, or 18% of revenue, as compared to SG&A expense of $23.8 million, or 16% of revenue, for the three months ended July 29, 2023. The increase in SG&A expense was primarily due to an increase of $5.8 million of sales and marketing expense primarily driven by an increase in bid and proposal efforts and an increase of $3.3 million in employee related expenses primarily driven by an increase in average headcount to support our growth and expansion of our global business development team. Sales and marketing expense includes commissions on certain direct commercial sales to international customers, and an increase in revenue results in an increase in commission expense.

Research and Development. R&D expense for the three months ended July 27, 2024 was $24.6 million, or 13% of revenue, as compared to R&D expense of $15.5 million, or 10% of revenue, for the three months ended July 29, 2023. The increase was primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended July 27, 2024 was $0.2 million compared to interest expense, net of $2.0 million for the three months ended July 29, 2023. The decrease in interest expense, net was primarily due to lower average outstanding balances on our debt facility.

Other Expense, net. Other expense, net, for the three months ended July 27, 2024 was $0.2 million compared to $1.1 million for the three months ended July 29, 2023. The decrease was primarily due to lower net unrealized losses associated with the fair market value of our equity security investments.

Provision for Income Taxes. Our effective income tax rate was 6.6% for the three months ended July 27, 2024, as compared to 5.7% for the three months ended July 29, 2023. The increase in our effective income tax rate was primarily due to a decrease in FDII deductions, partially offset by an increase in excess tax benefits from equity awards. The effective income tax rate for the three months ended July 27, 2024 was primarily impacted by expected federal R&D tax credits and FDII deductions and excess tax benefits from equity awards.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the three months ended July 27, 2024 was $0.1 million as compared to equity method investment loss, net of tax of $21 thousand for the three months ended July 29, 2023.

Uncrewed Systems

	Three Months Ended
	July 27,	July 29,
	2024	2023
Revenue:
Product sales	$112,301	$93,231
Contract services	7,675	4,976
	$119,976	$98,207

Segment adjusted gross margin	$67,252	$50,426

Revenue. UxS revenue for the three months ended July 27, 2024 was $120.0 million, as compared to $98.2 million for the three months ended July 29, 2023, representing an increase of $21.8 million, or 22%. The increase in revenue was due to an increase in product revenue of $19.1 million and an increase in service revenue of $2.7 million. The increase in product revenue was primarily due to $19.1 million from increased product shipments of our SUAS family of systems and UGV product systems driven by increased global demand for our uncrewed systems associated with the current global conflicts as well as U.S. D.o.D. resupply including $1.1 million associated with the Tomahawk acquisition. The increase in service revenue was primarily due to an increase of $3.1 million of training and repairs service revenue driven by the increased product sales.

UxS Segment adjusted gross margin. UxS segment adjusted gross margin for the three months July 27, 2024 was $67.3 million, as compared to $50.4 million for the three months ended July 29, 2023, representing an increase of $16.8 million, or 33%. The increase in UxS segment adjusted gross margin was primarily due to an increase in revenue of $21.8 million, partially offset by an increase of $5.0 million in adjusted cost of sales. The increase in adjusted cost of sales was due to an increase in sales volume of approximately $10 million, partially offset by a favorable sales mix of approximately $5 million primarily due to a higher proportion of international products sales. Adjusted cost of sales is defined as cost of sales before intangible amortization expense including amortization of purchase accounting adjustments.

Loitering Munitions Systems

	Three Months Ended
	July 27,	July 29,
	2024	2023
Revenue:
Product sales	$47,180	$25,325
Contract services	4,793	5,592
	$51,973	$30,917

Segment adjusted gross margin	$13,272	$12,323

Revenue. LMS revenue for the three months ended July 27, 2024 was $52.0 million, as compared to $30.9 million for the three months ended July 29, 2023, representing an increase of $21.1 million, or 68%. The increase in revenue was due to an increase in product revenue of $21.9 million, partially offset by a decrease in service revenue of $0.8 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our loitering munitions systems associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to decreases in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted gross margin. LMS segment adjusted gross margin for the three months July 27, 2024 was $13.3 million, as compared to $12.3 million for the three months ended July 29, 2023, representing an increase of $1.0 million, or 8%. The increase in LMS segment adjusted gross margin was primarily due to an increase in revenue of $21.1 million, partially offset by an increase in adjusted cost of sales of $20.1 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $12 million, an unfavorable contract mix primarily due to an increase in revenue earned on undefinitized contracts for the three months ended July 27, 2024 and a decrease in favorable cumulative catch up adjustments. LMS is operating under multiple undefinitized contract actions, or UCA's, which we recognize revenue based upon estimates of the final price negotiations. In the period these contracts are definitized a cumulative catch-up revenue adjustment will be recorded. For the full fiscal year we anticipate LMS adjusted gross margin as a percentage of revenues to trend toward the prior year levels.

MacCready Works

	Three Months Ended
	July 27,	July 29,
	2024	2023
Revenue:
Product sales	$23	$915
Contract services	17,511	22,308
	$17,534	$23,223

Segment adjusted gross margin	$4,657	$5,308

Revenue. MW revenue for the three months ended July 27, 2024 was $17.5 million, as compared to $23.2 million for the three months ended July 29, 2023, representing a decrease of $5.7 million, or 24%. The decrease in revenue was due to a decrease in service revenue of $4.8 million and a decrease in product revenue of $0.9 million. The decrease in service revenue was primarily due to a decrease of $5.2 million in customer funded R&D efforts in part due to delays in the establishment of the government fiscal year 2024 budget.

MW Segment adjusted gross margin. MW segment adjusted gross margin for the three months July 27, 2024 was $4.7 million, as compared to $5.3 million for the three months ended July 29, 2023, representing a decrease of $0.6 million. The decrease in MW adjusted gross margin was primarily due to a decrease in revenue of $5.7 million, partially offset by a decrease in adjusted cost of sales. The decrease in adjusted cost of sales was primarily due to a decrease in sales volume of approximately $5 million.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of July 27, 2024, our funded backlog was approximately $372.9 million, as compared to $400.2 million as of April 30, 2024. Funded backlog does not include $128 million of initial funding under the recently announced indefinite delivery, indefinite quantity (“IDIQ”) contract to deliver LMS systems for the U.S. Army’s Directed Requirement for Lethal Unmanned Systems with a contract ceiling value of $990 million received in August 2024.

In addition to our funded backlog, we also had unfunded backlog of $141.1 million as of July 27, 2024. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and IDIQ contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. Unfunded backlog does not include the remaining potential value associated with a U.S. Army IDIQ-type contract for SUAS because values for each of the other domains within the contract have not been disclosed by the customer, and we cannot be certain that we will secure all task orders issued against the contract. Unfunded backlog does not include the IDIQ contract to deliver LMS systems for the U.S. Army’s Directed Requirement for Lethal Unmanned Systems with a contract ceiling value of $990 million less the initial funding of $128 million awarded in August 2024.

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

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities.” The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80.0% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $7.5 million as of July 27, 2024. As of July 27, 2024, approximately $92.5 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, the Company has a separate letter of credit of $2.1 million and Telerob has a line of credit of €7.0 million ($7.6 million) available for issuing letters of credit of which €0.1 million ($0.1 million) was outstanding as of July 27, 2024.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our acquisitions. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $10.0 million was remaining at July 27, 2024. The contributions are anticipated to be paid over the next three fiscal years. The UGV second year earnout of €2.0 million (approximately $2.1 million) was paid in November 2023. The Tomahawk acquisition closed on September 15, 2023, and we paid a total purchase price of $134.4 million consisting of $109.8 million in stock and $24.2 million from cash on hand, net of cash acquired. Due to the internal revenue service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5 year period for tax purposes, we expect the elevated levels of cash paid for U.S. federal income taxes to continue during the fiscal year ending April 30, 2025 and future fiscal years.

Cash Flows

The following table provides our cash flow data for the three months ended July 27, 2024 and July 29, 2023 (in thousands):

	Three Months Ended
	July 27,	July 29,
	2024	2023

	(Unaudited)
Net cash provided by (used in) operating activities	$28,351	$(17,062)
Net cash used in investing activities	$(6,613)	$(3,632)
Net cash used in financing activities	$(13,954)	$(6,315)

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the three months ended July 27, 2024 increased by $45.4 million to $28.4 million, as compared to net cash used in operating activities of $(17.1) million for the three months ended July 29, 2023. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $43.2 million, largely related to inventories and accounts receivable, partially offset by unbilled receivables and retentions and other liabilities, due to year over year timing differences as well as an increase in non-cash expenses of $2.9 million primarily due to an increase in depreciation and amortization and stock-based compensation.

Cash Used in Investing Activities. Net cash used in investing activities increased by $3.0 million to $6.6 million for the three months ended July 27, 2024, as compared to $3.6 million for the three months ended July 29, 2023. The increase in net cash used in investing activities was due to an increase in acquisition of property and equipment acquisitions of $1.8 million and an increase in equity securities investments of $1.2 million.

Cash Used in Financing Activities. Net cash used in financing activities increased by $7.6 million to $14.0 million for the three months ended July 27, 2024, as compared to $6.3 million for the three months ended July 29, 2023. The increase in net cash used in financing activities was primarily due to an increase in the principal payment of the term loan of $5.5 million and tax withholding payments related to net settlement of equity awards.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the conclusion that we did not adopt any accounting standards during the three months ended July 27, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021 in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the Credit Facilities is $17.5 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the Credit Facilities would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of July 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of July 27, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended July 27, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2024. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

During the three months ended July 27, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Fourth Amended and Restated Bylaws of AeroVironment, Inc., amended as of December 1, 2022.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 3.1 to the Company’s Quarterly Report on Form 10‑Q filed March 9, 2007 (File No. 001‑33261).
(2)	Incorporated by reference herein to Exhibit 3.2 to the Company’s Quarterly Report on Form 10‑Q filed December 7, 2022 (File No. 001‑33261).

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

Date: September 4, 2024		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)