Form 10-Q
period 2024-10-26
AeroVironment Inc
filed 2024-12-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 26, 2024

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 27, 2024, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 28,204,366.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of October 26, 2024 (Unaudited) and April 30, 2024	3
	Condensed Consolidated Statements of Operations for the three and six months ended October 26, 2024 (Unaudited) and October 28, 2023 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive Income for the three and six months ended October 26, 2024 (Unaudited) and October 28, 2023 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended October 26, 2024 (Unaudited) and October 28, 2023 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended October 26, 2024 (Unaudited) and October 28, 2023 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	57
Item 3.	Defaults Upon Senior Securities	57
Item 4.	Mine Safety Disclosures	57
Item 5.	Other Information	57
Item 6.	Exhibits	59
Signatures		60

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	October 26,	April 30,
	2024	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$68,960	$73,301
Accounts receivable, net of allowance for doubtful accounts of $92 at October 26, 2024 and $159 at April 30, 2024	73,935	70,305
Unbilled receivables and retentions	204,180	199,474
Inventories, net	139,698	150,168
Income taxes receivable	9,628	—
Prepaid expenses and other current assets	18,444	22,333
Total current assets	514,845	515,581
Long-term investments	22,942	20,960
Property and equipment, net	49,681	46,602
Operating lease right-of-use assets	32,502	30,033
Deferred income taxes	41,303	41,303
Intangibles, net	62,703	72,224
Goodwill	275,827	275,652
Other assets	19,282	13,505
Total assets	$1,019,085	$1,015,860
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$40,646	$48,298
Wages and related accruals	31,594	44,312
Customer advances	10,640	11,192
Current portion of long-term debt	—	10,000
Current operating lease liabilities	9,591	9,841
Income taxes payable	28	4,162
Other current liabilities	19,112	17,074
Total current liabilities	111,611	144,879
Long-term debt, net of current portion	15,000	17,092
Non-current operating lease liabilities	25,690	22,745
Other non-current liabilities	2,114	2,132
Liability for uncertain tax positions	5,603	5,603
Deferred income taxes	670	664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at October 26, 2024 and April 30, 2024	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,205,237 shares at October 26, 2024 and 28,134,438 shares at April 30, 2024	4	4
Additional paid-in capital	604,225	597,646
Accumulated other comprehensive loss	(5,228)	(5,592)
Retained earnings	259,396	230,687
Total stockholders’ equity	858,397	822,745
Total liabilities and stockholders’ equity	$1,019,085	$1,015,860

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023
Revenue:
Product sales	$151,231	$145,779	$310,735	$265,250
Contract services	37,227	$35,037	67,206	67,913
	188,458	180,816	377,941	333,163
Cost of sales:
Product sales	87,052	79,032	172,571	140,640
Contract services	27,768	26,434	50,265	51,513
	114,820	105,466	222,836	192,153
Gross margin:
Product sales	64,179	66,747	138,164	124,610
Contract services	9,459	8,603	16,941	16,400
	73,638	75,350	155,105	141,010
Selling, general and administrative	37,916	28,147	71,711	51,974
Research and development	28,716	22,025	53,329	37,491
Income from operations	7,006	25,178	30,065	51,545
Other loss:
Interest expense, net	(690)	(1,950)	(929)	(3,958)
Other income (expense), net	16	(2,858)	(218)	(3,987)
Income before income taxes	6,332	20,370	28,918	43,600
(Benefit from) provision for income taxes	(221)	1,137	1,264	2,451
Equity method investment income (loss), net of tax	990	(1,393)	1,055	(1,414)
Net income	7,543	17,840	28,709	39,735
Net income per share
Basic	$0.27	$0.66	$1.03	$1.50
Diluted	$0.27	$0.66	$1.02	$1.50
Weighted-average shares outstanding:
Basic	28,009,963	26,865,763	27,985,425	26,479,168
Diluted	28,145,590	26,956,806	28,139,942	26,569,267

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023
Net income	$7,543	$17,840	$28,709	$39,735
Other comprehensive income:
Change in foreign currency translation adjustments	(172)	(1,562)	364	(1,625)
Total comprehensive income	$7,371	$16,278	$29,073	$38,110

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended October 26, 2024 and October 28, 2023 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at July 27, 2024	28,206,480	$4	$598,735	$251,853	$(5,054)	$845,538
Net income	—	—	—	7,543	—	7,543
Foreign currency translation	—	—	—	—	(174)	(174)
Stock options exercised	—	—	—	—	—	—
Restricted stock awards	2,261	—	—	—	—	—
Restricted stock awards forfeited	(2,969)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(535)	—	(112)	—	—	(112)
Stock based compensation	—	—	5,602	—	—	5,602
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at July 29, 2023	26,292,130	$4	$386,140	$192,916	$(4,515)	$574,545
Net income	—	—	—	17,840	—	17,840
Foreign currency translation	—	—	—	—	(1,562)	(1,562)
Restricted stock awards	53,455	—	—	—	—	—
Restricted stock awards forfeited	(2,738)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(677)	—	(72)	—	—	(72)
Shares issued, net of issuance costs	807,370	—	88,119	—	—	88,119
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820
Stock based compensation	—	—	5,040	—	—	5,040
Balance at October 28, 2023	28,135,539	$4	$589,047	$210,756	$(6,077)	$793,730

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended October 26, 2024 and October 28, 2023 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	28,709	—	28,709
Foreign currency translation	—	—	—	—	364	364
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	71,783	—	—	—	—	—
Restricted stock awards forfeited	(5,163)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,985)	—	(4,064)	—	—	(4,064)
Stock based compensation	—	—	10,137	—	—	10,137
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970
Net income	—	—	—	39,735	—	39,735
Foreign currency translation	—	—	—	—	(1,625)	(1,625)
Restricted stock awards	145,368	—	—	—	—	—
Restricted stock awards forfeited	(6,176)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,919)	—	(1,370)	—	—	(1,370)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820
Stock based compensation	—	—	8,244	—	—	8,244
Balance at October 28, 2023	28,135,539	$4	$589,047	$210,756	$(6,077)	$793,730

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	October 26,	October 28,
	2024	2023
Operating activities
Net income	$28,709	$39,735
Adjustments to reconcile net income to cash provided by (used in) operating activities:
Depreciation and amortization	17,854	15,387
(Gain) loss from equity method investments	(1,055)	1,414
Amortization of debt issuance costs	1,047	424
Provision for doubtful accounts	(67)	4
Reserve for inventory excess and obsolescence	2,032	8,338
Other non-cash expense, net	1,194	331
Non-cash lease expense	4,980	4,486
Gain (loss) on foreign currency transactions	32	(184)
Unrealized loss on available-for-sale equity securities, net	267	3,463
Deferred income taxes	—	(1,006)
Stock-based compensation	10,137	8,244
Loss on disposal of property and equipment	201	136
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,500)	15,553
Unbilled receivables and retentions	(4,684)	(35,175)
Inventories	7,485	(49,329)
Income taxes receivable	(9,636)	(5,735)
Prepaid expenses and other assets	(2,247)	(12,720)
Accounts payable	(7,624)	(6,105)
Other liabilities	(20,416)	(12,851)
Net cash provided by (used in) operating activities	24,709	(25,590)
Investing activities
Acquisition of property and equipment	(10,447)	(10,104)
Contributions in equity method investments	(1,183)	(1,875)
Acquisition of intangibles	—	(1,500)
Business acquisitions, net of cash acquired	—	(24,156)
Net cash used in investing activities	(11,630)	(37,635)
Financing activities
Principal payments of term loan	(28,000)	(55,000)
Holdback and retention payments for business acquisition	—	(500)
Proceeds from shares issued, net of issuance costs	—	88,437
Proceeds from long-term debt	15,000	—
Payment of debt issuance costs	(900)	(8)
Tax withholding payment related to net settlement of equity awards	(4,064)	(1,370)
Exercise of stock options	506	—
Other	(13)	(15)
Net cash (used in) provided by financing activities	(17,471)	31,544
Effects of currency translation on cash and cash equivalents	51	(270)
Net decrease in cash and cash equivalents	(4,341)	(31,951)
Cash and cash equivalents at beginning of period	73,301	132,859
Cash and cash equivalents at end of period	$68,960	$100,908
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$14,444	$11,054
Interest	$777	$4,818
Non-cash activities
Issuance of common stock for business acquisition	$—	$109,820
Change in foreign currency translation adjustments	$364	$(1,625)
Acquisitions of property and equipment included in accounts payable	$964	$915

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies uncrewed aircraft and ground robot systems, loitering munitions systems and related services primarily to organizations within or supplying the U.S. Department of Defense (“D.o.D.”), other federal agencies and to international allied governments.

Effective May 1, 2023, the Company reorganized its segments. Due to the Company’s growth as an organization, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Uncrewed Systems (“UxS”)—The UxS segment, which consists of the former small uncrewed aircraft systems (“SUAS”), medium uncrewed aircraft systems (“MUAS”) and uncrewed ground vehicles (“UGV”) segments and Tomahawk Robotics, Inc. (“Tomahawk”), which was acquired on September 15, 2023, focuses primarily on (i) small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support including training, spare and accessory parts, product repair, product replacement, maintenance and upgrades; (ii) medium UAS products designed to operate reliably at medium altitudes with longer range while carrying larger payloads including airborne platforms, (iii) payloads and payload integration, ground support equipment and other items and services related generally to uncrewed aircraft systems historically including ISR services; (iv) UGV products designed to help responders remove, contain or neutralize hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans; and (v) AI-enabled common control and communication solutions that allow any uncrewed system to be controlled from a common user interface while aggregating data from multiple platforms to provide real time intelligence.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended October 26, 2024 are not necessarily indicative of the results for the full year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2024, included in the Company’s Annual Report on Form 10-K.

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

On November 13, 2024, the Company formed the Archangel Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), for the purpose of the announced acquisition with BlueHalo Financing Topco, LLC (“Blue Halo”). Refer to Note 19—Subsequent Events for further details.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the six months ended October 26, 2024.

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

Performance Obligations

A performance obligation is a promise in a contract to transfer distinct goods or services to a customer, and it is the unit of account in ASC 606. A contract’s transaction price is allocated to each distinct performance obligation and revenue is recognized when each performance obligation under the terms of a contract is satisfied. Revenue is measured as the amount of consideration the Company expects to receive in exchange for transferring goods or providing services. For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its observable standalone selling price for products and services. When the standalone selling price is not directly observable, the Company uses its best estimate of the standalone selling price of each distinct good or service in the contract using the cost plus margin approach. This approach estimates the Company’s expected costs of satisfying the performance obligation and then adds an appropriate margin for that distinct good or service.

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

On October 26, 2024, the Company had approximately $467,094,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 72% of the remaining performance obligations as revenue in fiscal 2025 and the remaining 28% in fiscal 2026 or beyond.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of October 26, 2024 and April 30, 2024 was $130,000 and $374,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and six months ended October 26, 2024 or October 28, 2023, respectively.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was $6,973,000 and $8,555,000 for the three and six month periods ended October 26, 2024, respectively. During the three and six months ended October 26, 2024, the Company definitized certain LMS undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9,870,000. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was $2,817,000 and $3,544,000 for the three and six months ended October 28, 2023, respectively. During the three and six months ended October 28, 2023, the Company revised its estimates of the total expected costs to complete an LMS variant contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1,716,000 and $1,439,000, respectively.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
Revenue by segment	2024	2023	2024	2023
UxS	$85,416	$132,773	$205,392	$230,980
LMS	77,715	30,249	129,688	61,166
MW	25,327	17,794	42,861	41,017
Total revenue	$188,458	$180,816	$377,941	$333,163

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
Revenue by contract type	2024	2023	2024	2023
FFP	$168,752	$159,879	$340,620	$289,821
CPFF	18,810	19,802	35,041	41,095
T&M	896	1,135	2,280	2,247
Total revenue	$188,458	$180,816	$377,941	$333,163

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

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
Revenue by customer category	2024	2023	2024	2023
U.S. government	$140,715	$149,959	$289,315	$251,307
Non-U.S. government	47,743	30,857	88,626	81,856
Total revenue	$188,458	$180,816	$377,941	$333,163

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
Revenue by geographic location	2024	2023	2024	2023
Domestic	$86,958	$69,975	$153,956	$128,101
International	101,500	110,841	223,985	205,062
Total revenue	$188,458	$180,816	$377,941	$333,163

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
Revenue percentage by recognition method	2024	2023	2024	2023
Over time	58%	39%	50%	39%
Point in time	42%	61%	50%	61%
Total revenue	100%	100%	100%	100%

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three and six month periods ended October 26, 2024 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended October 26, 2024 that was included in customer advances balances as of April 30, 2024 was $2,475,000 and $7,961,000. Revenue recognized for the three and six month periods ended October 28, 2023 that was included in customer advances balances as of April 30, 2023 was $696,000 and $2,416,000.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of October 26, 2024, the Company had no costs to fulfill and as of April 30, 2024, the Company’s costs to fulfill were not material.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of October 26, 2024, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for research and development (“R&D”). Accordingly, the Company identifies three reportable segments. Refer to Note 18—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At October 26, 2024 and April 30, 2024, the Company had no reserve for incurred cost claim audits.

Earnings Per Share

Basic earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net income	$7,543	$17,840	$28,709	$39,735
Denominator for basic earnings per share:
Weighted average common shares	28,009,963	26,865,763	27,985,425	26,479,168
Dilutive effect of employee stock options, restricted stock and restricted stock units	135,627	91,043	154,517	90,099
Denominator for diluted earnings per share	28,145,590	26,956,806	28,139,942	26,569,267

Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 83 and 180 for the three and six months ended October 26, 2024. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 1,284 and 1,082 for the three and six months ended October 28, 2023.

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

2. Investments

Investments consist of the following (in thousands):

	October 26,	April 30,
	2024	2024
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	760	1,027
Total long-term available-for-sale securities investments	760	1,027
Equity method investments
Investments in limited partnership funds	22,182	19,933
Total equity method investments	22,182	19,933
Total long-term investments	$22,942	$20,960

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized loss recorded (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 26, 2024	October 28, 2023	October 26, 2024	October 28, 2023
Net losses recognized during the period on equity securities	$54	$(2,450)	$(267)	$(3,463)
Less: Net loss recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized loss recognized during the period on equity securities still held at the reporting date	$54	$(2,450)	$(267)	$(3,463)

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

The Company’s financial assets measured at fair value on a recurring basis at October 26, 2024, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$685	$—	$—	$685
Warrants	—	75	—	75
Total	$685	$75	$—	$760

The Company had no financial liabilities measured at fair value on a recurring basis at October 26, 2024.

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

On September 12, 2022, the Company invested $5,000,000 and acquired 500,000 shares of common stock and 500,000 privately placed, redeemable warrants of Amprius Technologies, Inc. The privately placed, redeemable warrants have an exercise price of $12.50 and redemption price of $20.00. The Company measures the fair value of the privately placed, redeemable warrants using the quoted market price of the public warrants which have an exercise price of $11.50 and a redemption price of $18.00 and classifies the warrants as a level 2 fair value measurement.

4. Inventories, net

Inventories consist of the following (in thousands):

	October 26,	April 30,
	2024	2024

Raw materials	$53,694	$57,218
Work in process	65,589	53,232
Finished goods	48,286	65,618
Inventories, gross	167,569	176,068
Reserve for inventory excess and obsolescence	(27,871)	(25,900)
Inventories, net	$139,698	$150,168

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2024 and 2023, the Company made total contributions of $3,074,000 and $5,778,000, respectively. During the three months ended July 27, 2024, the Company made a contribution of $1,183,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $9,965,000 to the fund expected to be paid over the next three fiscal years. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have significant influence when it holds more than a minor interest. For the three and six months ended October 26, 2024, the Company recorded its ownership percentage of the net gains of the limited partnerships, or $1,001,000 and $1,066,000, respectively, in equity method investment income (loss), net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and six months ended October 28, 2023, the Company recorded its ownership percentage of the net losses of the limited partnerships, or $(1,393,000) and $(1,414,000), respectively, in equity method investment income (loss), net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At October 26, 2024 and April 30, 2024, the carrying value of the investments in the limited partnership funds of $22,182,000 and $19,933,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment loss, net of tax. For the three and six months ended October 26, 2024 the Company recorded $(11,000) for its ownership percentage of the net activity of Altoy in equity method investment income (loss), net of tax in the unaudited condensed consolidated statements of operations. For the three and six months ended October 28, 2023, the Company recorded $0 for its ownership percentage of the net activity of Altoy in equity method investment income (loss), net of tax in the unaudited condensed consolidated statements of operations. At October 26, 2024 and April 30, 2024, the carrying value of the investment in Altoy of $141,000 and $152,000, respectively, was recorded in other assets on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended October 26, 2024 and October 28, 2023, respectively (in thousands):

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023
Beginning balance	$4,240	$4,627	$5,538	$3,642
Balance acquired from acquisition	—	40	—	40
Warranty expense	(193)	1,037	(840)	2,787
Warranty costs settled	(405)	(462)	(1,056)	(1,227)
Ending balance	$3,642	$5,242	$3,642	$5,242

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	October 26,	April 30,
	2024	2024
Technology	$101,106	$101,012
Licenses	1,008	1,008
Customer relationships	77,354	77,313
Backlog	2,851	2,831
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	185,003	184,848
Less accumulated amortization	(122,300)	(112,624)
Intangibles, net	$62,703	$72,224

The weighted average amortization period as of October 26, 2024 and April 30, 2024 was four and three years, respectively. Amortization expense for the three and six months ended October 26, 2024 was $4,795,000 and $9,569,000 respectively. Amortization expense for the three and six months ended October 28, 2023 was $4,262,000 and $7,276,000, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2025	$9,579
2026	15,022
2027	12,655
2028	11,941
2029	7,764
$56,961

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	UxS	LMS	MW	Total
Balance at April 30, 2024	$256,398	$—	$19,254	$275,652
Change to goodwill	175	—	—	175
Balance at October 26, 2024	$256,573	$—	$19,254	$275,827

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

The estimated fair value of the MUAS reporting unit, the renamed Arcturus acquisition included in the UxS reportable segment, does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023. The fair value of the MUAS reporting unit exceeded its carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires the Company to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. Department of Defense and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then the MUAS reporting unit goodwill may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The MUAS reporting unit has a goodwill balance of $135,774,000 as of October 26, 2024. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

As of October 26, 2024, the company has not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test. The annual impairment test for the fiscal year ending April 30, 2025 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $11,847,000 as of October 26, 2024 will also be evaluated for potential impairment during the fourth quarter.

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

On October 4, 2024, the Company entered into a Third Amendment to Credit Agreement with the existing lenders, Bank of America, N.A., the administrative agent and the swingline lender, JPMorgan Chase Bank, N.A., and U.S. Bank National Association, and Citibank, N.A. (the “New Lender”) (the “Third Amendment to Credit Agreement” and the existing Credit Agreement as amended thereby, the “Amended Credit Agreement”).

The Amended Credit Agreement now provides for an aggregate $200,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, and extends the maturity date for obligations pursuant to the Amended Credit Agreement to October 4, 2029. Upon effectiveness of the Amended Credit Agreement, the Company drew $15,000,000 from the amended Revolving Facility and repaid in full all outstanding amounts owed pursuant to the prior Term Loan Facility. The Amended Credit Agreement reflects the removal of the Term Loan Facility. The unamortized debt issuance costs allocated to the Term Loan Facility of $590,000 were expensed upon repayment of the Term Loan Facility and recorded in interest expense.

In addition to adding the New Lender and adjusting certain fee schedules, the Amended Credit Agreement also allows the Company to incur additional forms of secured and unsecured permitted indebtedness without separate consent of the Administrative Agent and make certain payments related thereto, including certain bilateral letters of credit, supply chain financing transactions, securitization transactions pertaining to its accounts receivable, and issuance of unsecured convertible debt pertaining to its Common Stock (and certain call spread transactions related thereto), subject in each instance to further specified parameters, including aggregate dollar limits on certain activities and satisfaction of ongoing and pro forma financial covenants.

The Amended Credit Agreement substitutes a Consolidated Senior Secured Leverage Ratio for the Consolidated Leverage Ratio required to be maintained under the existing Credit Agreement. The Consolidated Leverage Ratio is now an incurrence test, used to determine whether or not the Company may take certain actions, such as borrowing under the Amended Credit Agreement, making acquisitions, incurring certain unsecured debt, or making payments on junior debt. In order to take such actions, the Consolidated Leverage Ratio may not exceed 4.00 to 1.0. However, the ratio increases to 4.50 to 1.0 during a Leverage Increase Period, covering each of the four fiscal quarters of the Company immediately following the consummation of any qualified acquisition. The newly added Consolidated Senior Secured Leverage Ratio, measuring the Consolidated Senior Secured Funded Indebtedness, as of a date of determination, to Consolidated EBITDA for the applicable measurement period, shall not exceed 3.00 to 1.0 at the end of any fiscal quarter of the Company, increasing to 3.50 to 1.0 in a Leverage Increase Period. In each case, no more than one Leverage Increase Period shall be in effect at any time, and the basic ratio levels must be achieved and maintained for at least two fiscal quarters immediately following each Leverage Increase Period prior to giving effect to another Leverage Increase Period. The requirement for the Consolidated Fixed Charge Coverage Ratio to be no less than 1.25 to 1.0 at the end of any fiscal quarter of the Company remains unchanged in the Amended Credit Agreement. The Amended Credit Agreement removes the requirement that the Company prepay the loans with the proceeds of dispositions of assets or newly incurred debt. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $9,792,000 as of October 26, 2024. As of October 26, 2024, approximately $175,208,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of October 26, 2024, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	October 26,	April 30,
	2024	2024
	(In thousands)	(In thousands)
Term loan	$—	$28,000
Revolving credit facility	15,000	—
Total debt	15,000	28,000
Less current portion	—	10,000
Total long-term debt, less current portion	15,000	18,000
Less unamortized debt issuance costs–term loans	—	908
Total long-term debt, net of unamortized debt issuance costs–term loans	$15,000	$17,092
Unamortized debt issuance costs–revolving credit facility	$1,272	$511
Current period interest rate	6.5%	6.9%

Future contractual long-term debt principal payments at October 26, 2024 were as follows:

(In thousands)
2025	$—
2026	—
2027	—
2028	—
2029	15,000
$15,000

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 26,	October 28,
	2024	2023
Operating lease cost	$4,980	$4,486
Short term lease cost	398	733
Variable lease cost	840	833
Sublease income	—	—
Total lease costs, net	$6,218	$6,052

Supplemental lease information was as follows:

	Six Months Ended	Six Months Ended
	October 26,	October 28,
	2024	2023
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,547	$4,588
Right-of-use assets obtained in exchange for new lease liabilities	$6,554	$7,120

Weighted average remaining lease term	51 months	54 months
Weighted average discount rate	5.5%	5.2%

Maturities of operating lease liabilities as of October 26, 2024 were as follows (in thousands):

2025	$4,991
2026	9,545
2027	9,049
2028	7,068
2029	5,997
Thereafter	3,327
Total lease payments	39,977
Less: imputed interest	(4,696)
Total present value of operating lease liabilities	$35,281

11. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Six Months Ended	Six Months Ended
	October 26,	October 28,
	2024	2023
Balance as of April 30, 2024 and April 30, 2023, respectively	$(5,592)	$(4,452)
Change in foreign currency translation adjustments	364	(1,625)
Balance as of October 26, 2024 and October 28, 2023, respectively	$(5,228)	$(6,077)

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $20,280,000 and $38,839,000 for the three and six months ended October 26, 2024. Revenue from customer-funded R&D was approximately $19,078,000 and $43,461,000 for the three and six months ended October 28, 2023.

13. Long-Term Incentive Awards

During the three months ended July 27, 2024, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 26, 2024, the Company recorded $968,000 and $1,274,000 of compensation expense related to the Fiscal 2025 LTIP. The Company recorded no compensation expense related to the Fiscal 2025 LTIP for the three and six months ended October 28, 2023. At October 26, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $23,359,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP operating income targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 26, 2024, the Company recorded $1,078,000 and $2,190,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. For the three and six months ended October 28, 2023, the Company recorded $1,200,000 and $1,834,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. At October 26, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $19,929,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended October 26, 2024, the Company recorded $801,000, and $1,666,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. For the three and six months ended October 28, 2023, the Company recorded $1,191,000 and $1,852,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. At October 26, 2024, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $15,303,000.

During the three months ended July 31, 2021, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and operating income targets for the three-year period ending April 30, 2024. During the three months ended July 27, 2024, the Company issued a total of 15,427 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2022 LTIP. For the three and six months ended October 26, 2024, the Company recorded no compensation expense. For the three and six months ended October 28, 2023, the Company recorded $356,000 and $488,000 of compensation expense related to the Fiscal 2022 LTIP, respectively.

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

14. Income Taxes

For the three and six months ended October 26, 2024, the Company recorded a benefit from income taxes of $(221,000), and a provision for income taxes of $1,264,000 yielding an effective tax rate of (3.5)% and 4.4%, respectively. For the three and six months ended October 28, 2023, the Company recorded a provision for income taxes of $1,137,000 and $2,451,000, respectively, yielding an effective tax rate of 5.6% for both periods. The variance from statutory rates for the three and six months ended October 26, 2024 was primarily due to foreign-derived intangible income (“FDII”) deductions, federal R&D credits and excess tax benefits from the exercise of stock options and vesting of equity awards. The variance from statutory rates for the three and six months ended October 28, 2023 was primarily due to foreign derived intangible income deductions and to federal R&D credits.

15. Share Repurchase Plan and Issuances

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. During the three and six months ended October 28, 2023, the Company sold 807,370 shares for total gross proceeds of $91,313,000, total proceeds received of $88,574,000, net of commission expense and $88,437,000 net of equity issuance costs. As of October 28, 2023, the Company completed the Open Market Sale AgreementSM and sold 1,917,100 of its shares for total gross proceeds of $200,000,000, total proceeds received of $193,999,000, net of commission expense and $193,086,000 net of equity issuance costs.

16. Business Acquisitions

Tomahawk Acquisition

On September 15, 2023, the Company closed its acquisition of Tomahawk Robotics, Inc., a leader in AI-enabled robotic control systems. Pursuant to the merger agreement, the Company acquired 100% of Tomahawk equity for an aggregate purchase price of $134,467,000 consisting of 985,999 shares of restricted common stock of the Company valued at $109,820,000 and $27,205,000 cash-on-hand, net of $3,048,000 cash acquired, plus a $490,000 holdback. During the fiscal year ended April 30, 2024, the holdback was decreased $100,000 as part of the working capital adjustment, and the total purchase price and goodwill, therefore, decreased by $100,000 as well. The remaining $390,000 holdback was paid during the three months ended October 26, 2024. The fair value of the shares issued was the closing price on September 15, 2023, the close of the Tomahawk purchase agreement. Tomahawk is incorporated into AeroVironment’s UxS segment. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of uncrewed systems through a singular platform with similar control features. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the final allocation of the purchase price over the estimated fair value of the assets and liabilities assumed in the acquisition of Tomahawk (in thousands):

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

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of Tomahawk and expected future customers in the UxS market. For income tax purposes the acquisition is treated as a stock acquisition, as such the goodwill associated with this purchase is not deductible.

Tomahawk Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2023 (in thousands):

	Three Months Ended	Six Months Ended
	October 28,	October 28,
	2023	2023
Revenue	$184,323	$343,684
Net income	$17,420	$37,007

The Company did not have any material, nonrecurring pro forma adjustments directly attributable to the business acquisition included in the reported pro forma revenue and earnings.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 30, 2023, reflecting the additional amortization that would have been charged and including the results of Tomahawk prior to acquisition.

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2023, nor are they indicative of results of operations that may occur in the future.

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

The projected benefit obligation includes assumptions of a discount rate of 3.9% and pension increase for in-payment benefits of 2.5% for both October 26, 2024 and April 30, 2024. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2025. The Company assumed expected return on plan assets of 2.9% for October 26, 2024 and April 30, 2024.

Expected benefit payments as of April 30, 2024 (in thousands):

2025	$188
2026	192
2027	195
2028	197
2029	199
2030-2034	1,014
Total expected benefit payments	$1,985

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023
Expected return on plan assets	$—	$—	$—	$—
Interest cost	29	29	57	59
Actuarial gain	—	—	—	—
Net periodic benefit cost	$29	$29	$57	$59

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

	Three Months Ended October 26, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$79,147	$71,930	$154	$151,231
Contract services	6,269	5,785	25,173	37,227
	$85,416	$77,715	$25,327	$188,458

Segment adjusted gross margin	$41,363	$30,157	$5,838	$77,358

Depreciation and amortization	$6,910	$868	$1,224	$9,002

	Three Months Ended October 28, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$120,955	$23,982	$842	$145,779
Contract services	11,818	6,267	16,952	35,037
	$132,773	$30,249	$17,794	$180,816

Segment adjusted gross margin	$65,613	$9,345	$3,604	$78,562

Depreciation and amortization	$6,428	$617	$1,392	$8,437

	Six Months Ended October 26, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$191,448	$119,110	$177	$310,735
Contract services	13,944	10,578	42,684	67,206
	$205,392	$129,688	$42,861	$377,941

Segment adjusted gross margin	$108,596	$43,429	$10,513	$162,538

Depreciation and amortization	$13,810	$1,669	$2,375	$17,854

	Six Months Ended October 28, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$214,186	$49,307	$1,757	$265,250
Contract services	16,794	11,859	39,260	67,913
	$230,980	$61,166	$41,017	$333,163

Segment adjusted gross margin	$116,039	$21,668	$8,912	$146,619

Depreciation and amortization	$11,581	$1,176	$2,630	$15,387

The following table (in thousands) provides a reconciliation from segment adjusted gross margin to income before income taxes:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023
Segment adjusted gross margin	$77,358	$78,562	$162,538	$146,619
Amortization in cost of sales	(3,720)	(3,212)	(7,433)	(5,609)
Selling, general and administrative	(37,916)	(28,147)	(71,711)	(51,974)
Research and development	(28,716)	(22,025)	(53,329)	(37,491)
Interest expense, net	(690)	(1,950)	(929)	(3,958)
Other expense, net	16	(2,858)	(218)	(3,987)
Income before income taxes	$6,332	$20,370	$28,918	$43,600

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	UxS	LMS	MW	Corporate	Total
As of October 26, 2024	$505,008	$238,316	$55,394	$220,367	$1,019,085
As of April 30, 2024	$590,619	$165,413	$50,767	$209,061	$1,015,860

19. Subsequent Events

On November 19, 2024, the Company announced the execution of a definitive agreement under which the Company will acquire BlueHalo in an all-stock transaction. The Company, Merger Sub, BlueHalo, and BlueHalo Holdings Parent, LLC, a Delaware limited liability company and sole member of BlueHalo Financing Topco, LLC (“Seller”), entered into an Agreement and Plan of Merger (the “Merger Agreement”), pursuant to which, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into BlueHalo, with BlueHalo continuing as a wholly owned subsidiary of the Company and the surviving company of the merger (the “Merger” and together with the other transactions contemplated by the Merger Agreement, the “Transactions”).

Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), all of the equity interests of BlueHalo issued and outstanding immediately prior to the Effective Time shall be automatically converted into the right to receive a number of shares of the Company’s common stock (“Company Common Stock”) equal to 18,548,698 shares (the “Transaction Consideration”), which will represent approximately 39.5% of the fully diluted shares outstanding of the pro forma combined company immediately prior to the execution and delivery of the Merger Agreement. The Transaction Consideration is subject to downwards adjustments, which shall be determined prior to the consummation of the Transactions (the “Closing”), for certain items of leakage, distribution or payment of cash or other property up to the Closing, incurred by BlueHalo and its subsidiaries since June 30, 2024 as set forth in the Merger Agreement.

The closing of the Merger is subject to satisfaction or waiver of certain conditions including, among other things, (i) the required approval by the Company’s stockholders, the Company’s stockholders, holders of incentive units and restricted common units of Seller (the “Seller Members”) and Seller, as the sole member of BlueHalo (ii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iii) compliance by the parties with their respective covenants, (iv) the absence of any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Merger, (v) the receipt of specified regulatory approvals and the expiration or termination of applicable waiting periods, including the expiration or termination of the applicable waiting period under the Hart-Scott Rodino Antitrust Improvements Act of 1976, as amended (the “Required Regulatory Approvals”) (vi) the shares of Company Common Stock to be issued in the Merger being approved for listing (subject to official notice of issuance) on Nasdaq as of the Closing, (vii) the Registration Statement (as defined below) having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the Securities and Exchange Commission (the “SEC”)) seeking a stop order with respect to the Registration Statement that has not been withdrawn, (viii) delivery of certain closing certificates and executed ancillary agreements, (ix) the absence of any material adverse effect with respect to BlueHalo or the Company, (x) receipt of certain waivers and evidence that a shareholder vote was solicited related to Section 280G of the United States Internal Revenue Code of 1986, as amended, and (xi) receipt by the Company of executed Joinder and Lock-Up Agreements from Seller Members entitled to receive at least 85% of the Transaction Consideration, as adjusted.

The Merger Agreement contains customary representations, warranties and covenants made by the Company, BlueHalo, and the Seller, including covenants relating to obtaining the requisite approvals of the stockholders of the Company, the Seller Members and Seller, as the sole member of BlueHalo, indemnification of directors and officers, and the Company’s and Seller and BlueHalo’s conduct of their respective businesses between the date of signing the Merger Agreement and the closing of the Merger.

The Merger Agreement further provides that the Company may be required to pay a termination fee of $200,000,000 to Seller upon termination of the Merger Agreement under specified circumstances, including (i) termination by the Company to accept an Alternative Sale Transaction, (ii) termination by Seller due to the occurrence of a Company Board Adverse Recommendation Change or (iii) if the Company consummates an Alternative Sale Transaction within 9 months of termination of the Merger Agreement, subject to certain conditions as set forth in the Merger Agreement.

Concurrently with the execution and delivery of the Merger Agreement, Arlington Capital Partners V, L.P. and Arlington Capital Partners VI, L.P., the equityholders of the Key Seller Member (collectively, the “Sponsor Members”) have entered into a shareholder’s agreement (the “Shareholder’s Agreement”) with the Company pursuant to which the Sponsor Members have, among other things, agreed to abide by customary standstill covenants, obligations to vote consistent with the recommendation of the Company Board, and customary employee non-solicit restrictions with respect to the employees of the Company and its subsidiaries (including BlueHalo and its subsidiaries after the Closing). The Company has, among other things, agreed to provide the Sponsor Members with certain board designation rights and customary registration rights, including customary demand and piggyback rights. The Sponsor Members will have such designation rights to designate two directors until it and its affiliates cease to collectively hold and own, directly or indirectly, at least 20% of the issued and outstanding Company Common Stock and the Sponsor Members will have such designation rights to designate one director until they and their affiliates cease to collectively hold and own, directly or indirectly, at least 15% but less than 20% of the issued and outstanding Company Common Stock. The Sponsor Members are expected to beneficially own approximately 26.2% of the Company Common Stock at Closing (assuming no adjustments under the Merger Agreement).

At the Effective Time, the Board of Directors of the Company (the “New Company Board”) is expected to consist of ten members, two of whom may be designated by the Sponsor Members for approval by the stockholders of the Company for appointment to the New Company Board, subject to certain conditions and qualifications as set forth in the Shareholder’s Agreement.

In connection with the Merger Agreement, the Company entered into a commitment letter (the “Debt Commitment Letter”) with BofA NA and BofA Securities, Inc. (collectively, “BofA”) and JPM (JPM and BofA, collectively, the “Joint Lead Arrangers”) on November 18, 2024, pursuant to which the Joint Lead Arrangers have committed to amend the Existing Credit Agreement (such amendment, the “Credit Agreement Amendment”) to provide a new Term Loan A facility (the “Acquisition Financing Facility”). The initial principal amount of the Acquisition Financing Facility will be $700,000,000, and the Acquisition Financing Facility will have a maturity date of two years from effective date of the Credit Agreement Amendment. The Joint Lead Arrangers expect that the effective date of the Credit Agreement Amendment will be prior to the date of the Closing. The proceeds of the Acquisition Financing Facility will be used to refinance a portion of BlueHalo’s debt and pay fees, costs and expenses incurred in connection with the Transactions. The definitive documentation governing the Financing has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Debt Commitment Letter. The consummation of the Transactions is not conditioned upon receipt of the proceeds from the Acquisition Financing Facility or any replacement financing.

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

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and six months ended October 26, 2024 and October 28, 2023, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the three months ended October 26, 2024 and October 28, 2023, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	October 26,	October 28,
	2024	2023

Gross favorable adjustments	$8,909	$4,138
Gross unfavorable adjustments	(1,936)	(1,321)
Net favorable adjustments	$6,973	$2,817

For the three months ended October 26, 2024, favorable cumulative catch-up adjustments of $8.9 million were primarily due to final cost adjustments on five contracts. During the three months ended October 26, 2024, we definitized certain LMS undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.9 million were primarily related to higher than expected costs on 26 contracts, which individually were not material.

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

For the six months ended October 26, 2024 and October 28, 2023, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Six Months Ended
	October 26,	October 28,
	2024	2023

Gross favorable adjustments	$10,285	$5,562
Gross unfavorable adjustments	(1,730)	(2,018)
Net favorable (unfavorable) adjustments	$8,555	$3,544

For the six months ended October 26, 2024, favorable cumulative catch-up adjustments of $10.3 million were primarily due to final cost adjustments on four contracts. During the six months ended October 26, 2024, we definitized certain LMS undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on 26 contracts, which individually were not material.

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

As of October 26, 2024, our MUAS reporting unit had a goodwill balance of $135.8 million. The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023. The fair value of the MUAS reporting unit exceeded its carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon our ability to obtain contracts from the U.S. D.o.D. and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The intangibles included in the MUAS reporting unit of $11.8 million as of October 26, 2024 will also be evaluated for potential impairment during the fourth quarter impairment test. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value. As of October 26, 2024, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended October 26, 2024 Compared to Three Months Ended October 28, 2023

	Three Months Ended
	October 26,	October 28,
	2024	2023

Revenue	$188,458	$180,816
Cost of sales	114,820	105,466
Gross margin	73,638	75,350
Selling, general and administrative	37,916	28,147
Research and development	28,716	22,025
Income from operations	7,006	25,178
Other loss:
Interest expense, net	(690)	(1,950)
Other income (expense), net	16	(2,858)
Income before income taxes	6,332	20,370
(Benefit from) provision for income taxes	(221)	1,137
Equity method investment income (loss), net of tax	990	(1,393)
Net income	$7,543	$17,840

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

	Three Months Ended October 26, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$79,147	$71,930	$154	$151,231
Contract services	6,269	5,785	25,173	37,227
	$85,416	$77,715	$25,327	$188,458

Segment adjusted gross margin	$41,363	$30,157	$5,838

	Three Months Ended October 28, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$120,955	$23,982	$842	$145,779
Contract services	11,818	6,267	16,952	35,037
	$132,773	$30,249	$17,794	$180,816

Segment adjusted gross margin	$65,613	$9,345	$3,604

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	October 26,	October 28,	October 26,	October 28,
	2024	2023	2024	2023
Cost of sales:
Product sales	$2,623	$1,856	$5,240	$2,896
Contract services	1,097	1,356	2,193	2,712
Selling, general and administrative	1,075	1,201	2,150	1,970
Total	$4,795	$4,413	$9,583	$7,578

Revenue. Revenue for the three months ended October 26, 2024 was $188.5 million, as compared to $180.8 million for the three months ended October 28, 2023, representing an increase of $7.6 million, or 4%. The increase in revenue was due to an increase in product revenue of $5.4 million and an increase in service revenue of $2.2 million. The increase in product revenue was primarily due to an increase of $47.9 million from the production of our Switchblade products primarily driven by increased global demand for our Switchblade products associated with the current global conflicts as well as U.S. D.o.D. resupply and a cumulative catch-up revenue adjustment for the definitization of LMS contracts of $9.9 million. The increase was partially offset by a decrease in product deliveries of our UxS products of $41.8 million primarily due to a decrease in international sales. The increase in service revenue was primarily due to an increase of $5.1 million in customer funded R&D and engineering services driven by an increase in HAPS return to flight services, partially offset by a decrease of $2.9 million of training and repairs service revenue driven by the decrease in UxS product sales. The increase in the LMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2025.

Cost of Sales. Cost of sales for the three months ended October 26, 2024 was $114.8 million, as compared to $105.5 million for the three months ended October 28, 2023, representing an increase of $9.3 million, or 9%. The increase in cost of sales was a result of an increase in product cost of sales of $8.0 million and service costs of sales of $1.3 million. The increase in product costs of sales was primarily due to an increase of approximately $5 million associated with the increase in product revenue and approximately $3 million due to a mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The increase in service cost of sales was primarily due to an increase of approximately $1 million associated with the increase in service revenue. Cost of sales for the three months ended October 26, 2024 included $3.7 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $3.2 million for the three months ended October 28, 2023. As a percentage of revenue, cost of sales increased from 58% to 61% primarily due to an increase in the proportion of LMS product revenue, partially offset by the cumulative catch up adjustment for the definitization of LMS contracts, resulting in gross margin decreasing from 42% to 39%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended October 26, 2024 was $37.9 million, or 20% of revenue, as compared to SG&A expense of $28.1 million, or 16% of revenue, for the three months ended October 28, 2023. The increase in SG&A expense was primarily due to an increase of $4.3 million in employee related expenses primarily driven by an increase in average headcount to support our growth and expansion of our global business development team, an increase of $3.0 million of sales and marketing expense primarily driven by an increase in bid and proposal efforts, and an increase of $2.5 million in acquisition related expenses. Sales and marketing expense includes commissions on certain direct commercial sales to international customers, and an increase in revenue results in an increase in commission expense.

Research and Development. R&D expense for the three months ended October 26, 2024 was $28.7 million, or 15% of revenue, as compared to R&D expense of $22.0 million, or 12% of revenue, for the three months ended October 28, 2023. The increase was primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the three months ended October 26, 2024 was $0.7 million compared to interest expense, net of $2.0 million for the three months ended October 28, 2023. The decrease in interest expense, net was primarily due to lower average outstanding balances on our debt facility.

Other Income, net. Other income, net, for the three months ended October 26, 2024 was $16 thousand compared to other expense, net of $(2.9) million for the three months ended October 28, 2023. The decrease was primarily due to lower net unrealized losses associated with the fair market value of our equity security investments.

Benefit from Income Taxes. Our effective income tax rate was (3.5)% for the three months ended October 26, 2024, as compared to 5.6% for the three months ended October 28, 2023. The decrease in our effective income tax rate was primarily due to an increase in FDII deductions and excess tax benefits from equity awards. The effective income tax rate for the three months ended October 26, 2024 was primarily impacted by expected federal R&D tax credits and FDII deductions and excess tax benefits from equity awards.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the three months ended October 26, 2024 was $1.0 million as compared to equity method investment loss, net of tax of $(1.4) million for the three months ended October 28, 2023.

Uncrewed Systems

	Three Months Ended
	October 26,	October 28,
	2024	2023
Revenue:
Product sales	$79,147	$120,955
Contract services	6,269	11,818
	$85,416	$132,773

Segment adjusted gross margin	$41,363	$65,613

Revenue. UxS revenue for the three months ended October 26, 2024 was $85.4 million, as compared to $132.8 million for the three months ended October 28, 2023, representing a decrease of $47.4 million, or 36%. The decrease in revenue was due to a decrease in product revenue of $41.8 million and an increase in service revenue of $5.5 million. The decrease in product revenue was primarily due to $40.4 million from decreased product shipments of our SUAS family of systems and UGV product systems driven by to a decrease in international sales due to lower sales to Ukraine. The decrease in service revenue was primarily due to a decrease of $3.1 million of training and repairs service revenue driven by the decreased product sales and a decrease of $2.5 million of customer-funded R&D and engineering services.

UxS Segment adjusted gross margin. UxS segment adjusted gross margin for the three months October 26, 2024 was $41.4 million, as compared to $65.6 million for the three months ended October 28, 2023, representing a decrease of $24.2 million, or 37%. The decrease in UxS segment adjusted gross margin was primarily due to a decrease in revenue of $47.4 million, partially offset by a decrease of $23.1 million in adjusted cost of sales. The decrease in adjusted cost of sales was primarily due to a decrease in sales volume of approximately $23 million. Adjusted cost of sales is defined as cost of sales before intangible amortization expense including amortization of purchase accounting adjustments.

Loitering Munitions Systems

	Three Months Ended
	October 26,	October 28,
	2024	2023
Revenue:
Product sales	$71,930	$23,982
Contract services	5,785	6,267
	$77,715	$30,249

Segment adjusted gross margin	$30,157	$9,345

Revenue. LMS revenue for the three months ended October 26, 2024 was $77.7 million, as compared to $30.2 million for the three months ended October 28, 2023, representing an increase of $47.5 million, or 157%. The increase in revenue was due to an increase in product revenue of $47.9 million, partially offset by a decrease in service revenue of $0.5 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our loitering munitions systems associated with the current global conflicts as well as U.S. D.o.D. resupply and a cumulative catch-up revenue adjustment for the definitization of LMS contracts of $9.9 million. The decrease in service revenue was primarily due to decreases in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted gross margin. LMS segment adjusted gross margin for the three months October 26, 2024 was $30.2 million, as compared to $9.3 million for the three months ended October 28, 2023, representing an increase of $20.8 million, or 223%. The increase in LMS segment adjusted gross margin was primarily due to an increase in revenue of $47.5 million, inclusive of the cumulative catch-up revenue adjustment of $9.9 million, partially offset by an increase in adjusted cost of sales of $26.7 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $26 million. LMS is operating under multiple unpriced change orders, or UCO's, for which we recognize revenue based upon estimates of the final price negotiations. In the period these contracts are definitized a cumulative catch-up revenue adjustment will be recorded. For the full fiscal year, we anticipate LMS adjusted gross margin as a percentage of revenues to trend toward the prior year levels.

MacCready Works

	Three Months Ended
	October 26,	October 28,
	2024	2023
Revenue:
Product sales	$154	$842
Contract services	25,173	16,952
	$25,327	$17,794

Segment adjusted gross margin	$5,838	$3,604

Revenue. MW revenue for the three months ended October 26, 2024 was $25.3 million, as compared to $17.8 million for the three months ended October 28, 2023, representing an increase of $7.5 million, or 42%. The increase in revenue was due to an increase in service revenue of $8.2 million, partially offset by a decrease in product revenue of $0.7 million. The increase in service revenue was primarily due to an increase of $8.2 million in customer funded R&D and engineering services efforts primarily due to HAPS return to flight services.

MW Segment adjusted gross margin. MW segment adjusted gross margin for the three months October 26, 2024 was $5.8 million, as compared to $3.6 million for the three months ended October 28, 2023, representing an increase of $2.2 million or 62%. The increase in MW adjusted gross margin was primarily due to an increase in revenue of $7.5 million, partially offset by an increase in adjusted cost of sales of $5.3 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $6 million.

Six Months Ended October 26, 2024 Compared to Six Months Ended October 28, 2023

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

	Six Months Ended
	October 26,	October 28,
	2024	2023

Revenue	$377,941	$333,163
Cost of sales	222,836	192,153
Gross margin	155,105	141,010
Selling, general and administrative	71,711	51,974
Research and development	53,329	37,491
Income from operations	30,065	51,545
Other loss:
Interest expense, net	(929)	(3,958)
Other expense, net	(218)	(3,987)
Income before income taxes	28,918	43,600
Provision for income taxes	1,264	2,451
Equity method investment income (loss), net of tax	1,055	(1,414)
Net income	$28,709	$39,735

	Six Months Ended October 26, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$191,448	$119,110	$177	$310,735
Contract services	13,944	10,578	42,684	67,206
	$205,392	$129,688	$42,861	$377,941

Segment adjusted gross margin	$108,596	$43,429	$10,513

	Six Months Ended October 28, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$214,186	$49,307	$1,757	$265,250
Contract services	16,794	11,859	39,260	67,913
	$230,980	$61,166	$41,017	$333,163

Segment adjusted gross margin	$116,039	$21,668	$8,912

Revenue. Revenue for the six months ended October 26, 2024 was $377.9 million, as compared to $333.2 million for the six months ended October 28, 2023, representing an increase of $44.8 million, or 13%. The increase in revenue was due to an increase in product revenue of $45.5 million, partially offset by a decrease in service revenue of $0.7 million. The increase in product revenue was primarily due to an increase of $69.8 million from the production of our Switchblade products, driven by increased global demand for our LMS associated with the current global conflicts as well as U.S. D.o.D. resupply and a cumulative catch-up revenue adjustment for the definitization of LMS contracts of $9.9 million. The increase was partially offset by a decrease of $24.3 million of product deliveries of our UxS and MW products, primarily due to a decrease in international sales. The decrease in service revenue was primarily due to a decrease of $0.7 million in customer funded R&D and engineering services due to a decrease in development programs in part due to delays in the establishment of the government fiscal year 2024 budget. The increase in the LMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2025.

Cost of Sales. Cost of sales for the six months ended October 26, 2024 was $222.8 million, as compared to $192.2 million for the six months ended October 28, 2023, representing an increase of $30.7 million, or 16%. The increase in cost of sales was a result of an increase in product cost of sales of $31.9 million, partially offset by a decrease in service costs of sales of $1.2 million. The increase in product costs of sales was primarily due to an increase of approximately $24 million associated with the increase in product revenue and approximately $8 million due to a mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The decrease in service cost of sales was primarily due to a decrease of approximately $1 million associated with the decrease in service revenue. Cost of sales for the six months ended October 26, 2024 included $7.4 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $5.6 million for the six months ended October 28, 2023. As a percentage of revenue, cost of sales increased from 58% to 59%, primarily due to an increase in the proportion of LMS product revenue, partially offset by the cumulative catch up adjustment for the definitization of LMS contracts, resulting in gross margin of decreasing from 42% to 41%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the six months ended October 26, 2024 was $71.7 million, or 19% of revenue, as compared to SG&A expense of $52.0 million, or 16% of revenue, for the six months ended October 28, 2023. The increase in SG&A expense was primarily due to an increase of $8.8 million of sales and marketing expense primarily driven by an increase in bid and proposal efforts, an increase of $8.3 million in employee related expenses primarily driven by an increase in average headcount to support our growth and expansion of our global business development team, and an increase of $1.8 million in acquisition related expenses. Sales and marketing expense includes commissions on certain direct commercial sales to international customers, and an increase in revenue results in an increase in commission expense.

Research and Development. R&D expense for the six months ended October 26, 2024 was $53.3 million, or 14% of revenue, as compared to R&D expense of $37.5 million, or 11% of revenue, for the six months ended October 28, 2023. The increase was primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the six months ended October 26, 2024 was $0.9 million compared to $4.0 million for the six months ended October 28, 2023. The decrease in interest expense, net was primarily due to lower average outstanding balances on our debt facility.

Other Expense, net. Other expense, net, for the six months ended October 26, 2024 was $0.2 million compared to $4.0 million for the six months ended October 28, 2023. The decrease was primarily due to lower net unrealized losses associated with the fair market value of our equity security investments.

Provision for Income Taxes. Our effective income tax rate was 4.4% for the six months ended October 26, 2024, as compared to 5.6% for the six months ended October 28, 2023. The decrease in our effective income tax rate was primarily due to an increase in FDII deductions and excess tax benefits from the vesting of equity awards, partially offset by an increase in excess tax benefits from equity awards. The effective income tax rate for the six months ended October 26, 2024 was primarily impacted by expected federal R&D tax credits and FDII deductions and excess tax benefits from equity awards.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the six months ended October 26, 2024 was $1.1 million as compared to equity method investment loss, net of tax of $(1.4) million for the six months ended October 28, 2023.

Uncrewed Systems

	Six Months Ended
	October 26,	October 28,
	2024	2023
Revenue:
Product sales	$191,448	$214,186
Contract services	13,944	16,794
	$205,392	$230,980

Segment adjusted gross margin	$108,596	$116,039

Revenue. UxS revenue for the six months ended October 26, 2024 was $205.4 million, as compared to $231.0 million for the six months ended October 28, 2023, representing a decrease of $25.6 million, or 11%. The decrease in revenue was due to a decrease in product revenue of $22.7 million and a decrease in service revenue of $2.9 million. The decrease in product revenue was primarily due to $21.9 million of decreased product shipments of our SUAS family of systems driven by to a decrease in international sales. The decrease in service revenue was primarily due to a decrease of $2.9 million of customer funded R&D and engineering services primarily due to the completion of certain MUAS contracts during the six months ended October 28, 2023.

UxS Segment adjusted gross margin. UxS segment adjusted gross margin for the six months October 26, 2024 was $108.6 million, as compared to $116.0 million for the six months ended October 28, 2023, representing a decrease of $7.4 million, or 6%. The decrease in UxS segment adjusted gross margin was primarily due to a decrease in revenue of $25.6 million, partially offset by a decrease of $18.1 million in adjusted cost of sales. The decrease in adjusted cost of sales was due to a decrease in sales volume of approximately $12 million, partially offset by a mix shift of approximately $6 million primarily due to a lower proportion of international products sales. Adjusted cost of sales is defined as cost of sales before intangible amortization expense including amortization of purchase accounting adjustments.

Loitering Munitions Systems

	Six Months Ended
	October 26,	October 28,
	2024	2023
Revenue:
Product sales	$119,110	$49,307
Contract services	10,578	11,859
	$129,688	$61,166

Segment adjusted gross margin	$43,429	$21,668

Revenue. LMS revenue for the six months ended October 26, 2024 was $129.7 million, as compared to $61.2 million for the six months ended October 28, 2023, representing an increase of $68.5 million, or 112%. The increase in revenue was due to an increase in product revenue of $69.8 million, partially offset by a decrease in service revenue of $1.3 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our loitering munitions systems associated with the current global conflicts as well as U.S. D.o.D. resupply and a cumulative catch-up revenue adjustment for the definitization of LMS contracts of $9.9 million. The decrease in service revenue was primarily due to decreases in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted gross margin. LMS segment adjusted gross margin for the six months October 26, 2024 was $43.4 million, as compared to $21.7 million for the six months ended October 28, 2023, representing an increase of $21.8 million, or 100%. The increase in LMS segment adjusted gross margin was primarily due to an increase in revenue of $68.5 million, inclusive of the cumulative catch-up revenue adjustment of $9.9 million, partially offset by an increase in adjusted cost of sales of $46.8 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $38 million and mix shift of approximately $9 million primarily due to an increase in the proportion of LMS product revenue. LMS is operating under multiple unpriced change orders, or UCO's, which we recognize revenue based upon estimates of the final price negotiations. In the period these contracts are definitized a cumulative catch-up revenue adjustment will be recorded. For the full fiscal year, we anticipate LMS adjusted gross margin as a percentage of revenues to trend toward the prior year levels.

MacCready Works

	Six Months Ended
	October 26,	October 28,
	2024	2023
Revenue:
Product sales	$177	$1,757
Contract services	42,684	39,260
	$42,861	$41,017

Segment adjusted gross margin	$10,513	$8,912

Revenue. MW revenue for the six months ended October 26, 2024 was $42.9 million, as compared to $41.0 million for the six months ended October 28, 2023, representing an increase of $1.8 million, or 4%. The increase in revenue was due to an increase in service revenue of $3.4 million, partially offset by a decrease in product revenue of $1.6 million. The increase in service revenue was primarily due to an increase of $3.4 million in customer funded R&D efforts and engineering services in part due to HAPS return to flight services. The decrease in product revenue was primarily due to timing of contracts.

MW Segment adjusted gross margin. MW segment adjusted gross margin for the six months October 26, 2024 was $10.5 million, as compared to $8.9 million for the six months ended October 28, 2023, representing an increase of $1.6 million, or 18%. The increase in MW adjusted gross margin was primarily due to an increase in revenue of $1.8 million, partially offset by an increase in adjusted cost of sales of $0.3 million, primarily due to an increase in sales volume.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of October 26, 2024, our funded backlog was approximately $467.1 million, as compared to $400.2 million as of April 30, 2024.

In addition to our funded backlog, we also had unfunded backlog of $1,829.1 million as of October 26, 2024. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and IDIQ contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts. A protest has been filed with the U.S. Government Accountability Office (“GAO”) challenging the U.S Department of the Army’s decision on August 27, 2024 to award an indefinite delivery, indefinite quantity contract with a ceiling value of $990.0 million on a sole source basis to AeroVironment, Inc. (the “Company”) related to the Company’s Switchblade systems, of which $860.0 million is included in unfunded backlog.

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

On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities.” The Term Loan Facility required payment of 5% of the outstanding obligations in each of the first four loan years, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus acquisition. On October 4, 2024, we amended the Credit Facility agreement to increase the Revolving Facility to $200 million, and the Term Loan Facility was fully repaid in full and removed from the Amended Credit Facility. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $9.8 million as of October 26, 2024. As of October 26, 2024, approximately $175.2 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($7.6 million) available for issuing letters of credit of which €0.3 million ($0.3 million) was outstanding as of October 26, 2024.

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

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services, and possible acquisition of entities or strategic assets. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Agreement are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

In connection with the BlueHalo acquisition, we entered into the Debt Commitment Letter with BofA and JPM on November 18, 2024 to provide a new term loan, the Acquisition Financing Facility, . The initial principal amount of the

Acquisition Financing Facility will be $700,000,000, and the Acquisition Financing Facility will have a maturity date of two years from effective date of the Credit Agreement Amendment. The proceeds of the Acquisition Financing Facility will be used to refinance a portion of BlueHalo’s debt and pay fees, costs and expenses incurred in connection with the Transactions. The debt will be serviced from the combined cash flows of the Company and BlueHalo.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund. Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $10.0 million was remaining at October 26, 2024. The contributions are anticipated to be paid over the next three fiscal years. The UGV second year earnout of €2.0 million (approximately $2.1 million) was paid in November 2023. The Tomahawk acquisition closed on September 15, 2023, and we paid a total purchase price of $134.4 million consisting of $109.8 million in stock and $24.2 million from cash on hand, net of cash acquired. Due to the internal revenue service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5 year period for tax purposes, we expect the elevated levels of cash paid for U.S. federal income taxes to continue during the fiscal year ending April 30, 2025 and future fiscal years.

Cash Flows

The following table provides our cash flow data for the six months ended October 26, 2024 and October 28, 2023 (in thousands):

	Six Months Ended
	October 26,	October 28,
	2024	2023

	(Unaudited)
Net cash provided by (used in) operating activities	$24,709	$(25,590)
Net cash used in investing activities	$(11,630)	$(37,635)
Net cash (used in) provided by financing activities	$(17,471)	$31,544

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the six months ended October 26, 2024 increased by $50.3 million to $24.7 million, as compared to net cash used in operating activities of $(25.6) million for the six months ended October 28, 2023. The increase in net cash provided by operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $65.7 million, largely related to inventories and unbilled receivables and retentions, partially offset by accounts receivable and other liabilities, due to year over year timing differences as well as an increase in non-cash expenses of $4.4 million primarily due to a decrease in reserve for inventory excess and obsolescence, partially offset by an increase in depreciation and amortization.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $26.0 million to $(11.6) million for the six months ended October 26, 2024, as compared to $(37.6) million for the six months ended October 28, 2023. The decrease in net cash used in investing activities was primarily due to a decrease in business acquisitions due to Tomahawk acquisition during the six months ended October 26, 2024.

Cash Used in Financing Activities. Net cash used in financing activities increased by $49.0 million to $(17.5) million for the six months ended October 26, 2024, as compared to net cash provided by financing activities of $31.5 million for the six months ended October 28, 2023. The increase in net cash used in financing activities was primarily due to a decrease in proceeds from shares issued of $88.4 million, partially offset by net principal payments of the credit facilities of $42 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the conclusion that we did not adopt any accounting standards during the six months ended October 26, 2024.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the revolving credit facility is $15.0 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the revolving credit facility would increase.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of October 26, 2024, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of October 26, 2024, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended October 26, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime, unreimbursed business expenses and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. We filed our answer on December 16, 2021. Written and oral discovery are ongoing. A mediation session in this matter is currently scheduled for May 8, 2025.

On March 29, 2024, a former employee filed a complaint against AeroVironment in the Ventura County Superior Court in California, alleging violations of the California Labor Code related to wages, meal breaks, overtime, unreimbursed business expenses and other recordkeeping matters and seeking penalties recoverable under California Labor Code section 2698, et. seq., Private Attorney General Act of 2004 (“PAGA”) and all other remedies available under PAGA. The complaint seeks civil penalties on behalf of the plaintiff and similarly situations persons pursuant to PAGA. We filed our answer on June 20, 2024. The parties have stipulated to stay this PAGA case ahead of the mediation in the class action matter listed in the immediately preceding paragraph above.

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

Risks Relating to the Company’s Pending Acquisition of BlueHalo

The Transactions (as defined below) are subject to closing conditions and may not be completed, the Merger Agreement (as defined below) may be terminated in accordance with its terms, and we may be required to pay a termination fee upon termination.

On November 18, 2024, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Archangel Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), BlueHalo Financing Topco, LLC, a Delaware limited liability company (“BlueHalo”), and BlueHalo Holdings Parent, LLC, a Delaware limited liability company and sole member of BlueHalo Financing Topco, LLC (“Seller”), pursuant to which, among other matters, and subject to the satisfaction or waiver of the conditions set forth in the Merger Agreement, Merger Sub will merge with and into BlueHalo, with BlueHalo continuing as a wholly owned subsidiary of the Company and the surviving company of the merger (the “Transactions”).

The Transactions are subject to customary closing conditions that must be satisfied or waived prior to the consummation of the Transactions (the “Closing”), including, among other things, (i) the expiration or termination of the waiting period (or any extension thereof) under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 (“HSR Act”), as amended, and the rules promulgated thereunder, any agreement (including any timing agreement) with the Federal Trade Commission (“FTC”) or Department of Justice (“DOJ”) to delay the consummation of, or not to consummate before a certain date, the Transactions, and the receipt of other specified regulatory approvals and the expiration or termination of applicable waiting periods, (ii) the required approval by the Company’s stockholders, holders of incentive units and restricted common units of Seller (the “Seller Members”) and Seller, as the sole member of BlueHalo (iii) the accuracy of the respective representations and warranties of each party, subject to certain materiality qualifications, (iv) compliance by the parties with their respective covenants, (v) the absence of any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Transactions, (vi) the shares of common stock to be issued in the Transactions being approved for listing (subject to official notice of issuance) on Nasdaq as of the Closing, (vii) the registration statement on Form S-4 (the “Registration Statement”) to be filed in connection with the Transactions having become effective in accordance with the provisions of the Securities Act of 1933, as amended, and not being subject to any stop order or proceeding (or threatened proceeding by the Securities and Exchange Commission (the “SEC”)) seeking a stop order with respect to the Registration Statement that has not been withdrawn, (viii) delivery of certain closing certificates and executed ancillary agreements, (ix) the absence of any material adverse effect with respect to BlueHalo or the Company, (x) receipt of certain waivers or approvals related to Section 280G of the United States Internal Revenue Code of 1986, as amended, (xi) receipt by the Company of executed joinder and lock-up agreements from Seller Members entitled to receive 85% of the Aggregate Closing Consideration (as defined in the Merger Agreement), as adjusted, (xii) the absence of any Cognizant Security Agency (as defined in 32 C.F.R. § 117.3(b)) objection that intends to invalidate, terminate, revoke or suspend any facility security clearances of BlueHalo and its subsidiaries if the Transactions occur, and (xiii) receipt of all required consents of governmental authorities pursuant to antitrust laws and foreign direct investments laws, as applicable. No assurance can be given that the required shareholder consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Any delay in completing the Transactions could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transactions are successfully completed within the expected time frame.

Additionally, either party may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Transactions are not completed by August 18, 2025 (subject to certain conditions and one automatic extension period to February 18, 2026 as set forth in the Merger Agreement). The Company may be required to pay a termination fee of $200 million to Seller upon termination of the Merger Agreement under specified circumstances, including (i) termination by the Company if the Board of Directors of the Company (the “Board”) determines that an intervening event has occurred or the Board has received a proposal to acquire the Company that the Board has determined in good faith constitutes a superior offer pursuant to the terms of the Merger Agreement (an “Alternative Sale Transaction”), (ii) termination by Seller if the Board exercises its right, subject to certain limitations, to change its recommendation to the Company’s stockholders with respect to the Merger Agreement and the Transactions (a “Company Board Adverse Recommendation Change”) or (iii) if the Company consummates an Alternative Sale Transaction within nine months of termination of the Merger Agreement, subject to certain conditions as set forth in the Merger Agreement.

Moreover, if the Transactions are not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the Company stockholders fail to approve the applicable proposals, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Transactions, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we may experience negative reactions from our customers, suppliers, distributors, other business partners and employees;
●	we will be required to pay our costs relating to the Transactions, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Transactions are completed;
●	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Transactions will not be completed;
●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Transactions and such restrictions, the waiver of which are subject to the consent of BlueHalo or Seller, may prevent us from taking actions during the pendency of the Transactions that would be beneficial; and

●	matters relating to the Transactions (including integration planning) will require substantial commitments of time and resources by management and other key employees, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

The consideration payable under the Merger Agreement is fixed and will not be adjusted based on our performance.

Under the Merger Agreement, the total aggregate merger consideration payable by us consists of 18,548,698 shares of our common stock, subject to downward adjustments as set forth in the Merger Agreement. The purchase price will not be adjusted for changes in the market price of our common stock or the economic performance of the Company or BlueHalo. If the market price of our common stock increases or the economic performance of BlueHalo relative to us declines (or the economic performance of BlueHalo relative to us improves), the consideration will not be adjusted to account for any such changes or any effective increase or decrease in the value of the consideration issued or paid to the equityholders of BlueHalo under the Merger Agreement.

We will be subject to business uncertainties and contractual restrictions, including the risk of litigation, while the Transactions are pending that may cause disruption and may make it more difficult to maintain relationships with employees, suppliers or customers.

Uncertainty about the effect of the Transactions on employees, suppliers and customers may have an adverse effect on us or BlueHalo, which uncertainties may impair our or BlueHalo’s ability to attract, retain and motivate key personnel until the Transactions are completed and for a period of time thereafter, and could cause customers, suppliers and others that deal with us or BlueHalo to seek to change existing business relationships with any of us.

Employee retention and recruitment may be challenging before the completion of the Transactions, as employees and prospective employees may experience uncertainty about their future roles following the Transactions. Key employees may depart or prospective key employees may fail to accept employment with us or BlueHalo because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company following the Transactions, any of which could have a material adverse effect on our business, financial condition and results of operations.

The pursuit of the Transactions and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns and any difficulties encountered in the transition and integration process could have a material adverse effect on our business, financial condition and results of operations.

Until the completion of the Transactions or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders, and may find other transactions or actions impractical to undertake during such period.

During the period between the date of the Merger Agreement and the Closing, which, under the Merger Agreement, could take until August 18, 2025 (subject to certain conditions and one automatic extension period to February 18, 2026 as set forth in the Merger Agreement), the Merger Agreement restricts us from taking specified actions or from pursuing what might otherwise be attractive business opportunities or making other changes to our business, in each case without the consent of BlueHalo or Seller. These restrictions may prevent us from taking actions during the pendency of the Transactions that would have been beneficial. Adverse effects arising from these restrictions during the pendency of the Transactions could be exacerbated by any delays in consummation of the Transactions or termination of the Merger Agreement.

Additionally, even if the Merger Agreement does not expressly restrict us from taking a certain action prior to the completion of the Transactions or the termination of the Merger Agreement, the pendency of the Transactions may make it impractical for us to do so. For example, while we may wish to raise capital for strategic or other reasons and would not be prohibited from doing so under the Merger Agreement, our ability to do so may be limited, or may adversely affect the terms on which we are able to raise such capital.

The Company and BlueHalo must obtain certain regulatory approvals and clearances to consummate the Transactions, which, if delayed, not granted or granted with unacceptable conditions, could prevent, substantially delay or impair consummation of the Transactions, result in additional expenditures of money and resources or reduce the anticipated benefits of the Transactions.

Completion of the Transactions is conditioned upon the expiration or early termination of the waiting period relating to the Transactions under the HSR Act and other similar antitrust laws in certain other countries as well as certain other applicable laws or regulations and the governmental authorizations required to complete the Transactions having been obtained and being in full force and effect. Although the Company and BlueHalo have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained, and if such authorizations are not obtained, the Transactions will not be completed.

At any time before or after consummation of the Transactions, the DOJ or the FTC, any state attorney general, or a governmental authority in another country could take such action under the antitrust laws as it deems necessary or desirable in the public interest, including but not limited to seeking to enjoin the completion of the Transactions, seeking divestiture of substantial assets of the parties or requiring the parties to license, or hold separate, assets or terminate existing relationships and contractual rights. Private parties may also seek to take legal action under the antitrust laws under certain circumstances. Such conditions or changes and the process of obtaining regulatory approvals could have the effect of delaying or impeding consummation of the Transactions or of imposing additional costs or limitations on the Company or BlueHalo following completion of the Transactions, any of which might have an adverse effect on the Company or BlueHalo following completion of the Transactions and may diminish the anticipated benefits of the Transactions.

The Merger Agreement limits our ability to pursue alternatives to the Transactions and may discourage a potential competing acquirer of the Company, including the payment by the Company of a termination fee.

The Merger Agreement contains provisions that, subject to limited exceptions, restrict our ability to directly or indirectly (i) solicit, initiate or knowingly encourage, or take any action to facilitate any inquiries, announcements or communications relating to, or the making of any submission, proposal or offer that constitutes or that could reasonably be expected to lead to, a Parent Acquisition Proposal (as defined the Merger Agreement), (ii) enter into, participate in, cooperate with any person with respect to, maintain or continue any discussions or negotiations relating to, any Parent Acquisition Proposal with any person other than Seller, BlueHalo or their affiliates, (iii) furnish to any person other than Seller, BlueHalo or their affiliates any non-public information in connection with or in response to a Parent Acquisition Proposal, (iv) accept any Parent Acquisition Proposal or enter into any agreement, arrangement, term sheet, letter of intent, or understanding (whether written or oral) providing for the consummation of any transaction contemplated by any Parent Acquisition Proposal or otherwise relating to any Parent Acquisition Proposal, (v) adopt, approve or recommend or make any public statement approving or recommending any inquiry, proposal or offer that constitutes, or could reasonably be expected to lead to, a Parent Acquisition Proposal, (vi) take any action or exempt any person (other than the Company and its subsidiaries) from the restriction on “business combinations” or any similar provision contained in applicable takeover laws or the Company’s organizational or other governing documents, or (vii) resolve, propose or agree to do any of the foregoing. The Company shall, and shall cause each of its representatives and each of its subsidiaries (and each of their respective representatives) to, immediately cease and cause to be terminated any and all existing activities, discussions or negotiations with any persons conducted prior to or on the date of the Merger Agreement with respect to any Parent Acquisition Proposal. The Company may be required to pay a termination fee of $200 million to Seller upon termination of the Merger Agreement under specified circumstances, including (i) termination by the Company to accept an Alternative Sale Transaction, (ii) termination by Seller due to the occurrence of a Company Board Adverse Recommendation Change or (iii) if the Company consummates an Alternative Sale Transaction within nine months of termination of the Merger Agreement, subject to certain conditions as set forth in the Merger Agreement.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay above market value, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and we decide to seek another merger transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

The Transactions will involve substantial costs.

We have incurred and expect to incur substantial non-recurring costs associated with the Transactions and combining the operations of the two companies, as well as transaction fees and other costs related to the Transactions. These costs and expenses include fees paid to legal, financial and accounting advisors, regulatory and public relations advisors, filing fees, printing costs and other costs and expenses. Portions of these transaction costs are contingent upon the Closing occurring, although some have been and will be incurred regardless of whether the Transactions are consummated.

In addition, the combined company will also incur significant restructuring and integration costs in connection with the integration of the Company and BlueHalo and the execution of our business plan, including costs relating to formulating and implementing integration plans and eliminating duplicative costs, as well as potential employment-related costs. The costs related to restructuring will be expensed as a cost of the ongoing results of operations of either us or the combined company. There are processes, policies, procedures, operations, technologies and systems that must be integrated in connection with the Transactions and the integration of BlueHalo’s business. While we have assumed a certain level of expenses would be incurred to integrate the Company and BlueHalo and achieve synergies and efficiencies and we continue to assess the magnitude of these costs, many of these expenses are, by their nature, difficult to estimate accurately and there are many factors beyond our control that could affect the total amount or timing of these costs. Although we expect that the elimination of duplicative costs, as well as the realization of strategic benefits, additional income, synergies and other efficiencies should allow the combined company to offset integration-related costs over time, this net benefit may not be achieved in the near term, or at all.

Securities class action and derivative lawsuits may be filed against us, or against our directors, challenging the Transactions, and an adverse ruling in any such lawsuit may prevent the Closing from occurring at all or from occurring within the expected time frame.

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Transactions like the Transactions are frequently subject to litigation or other legal proceedings, including actions alleging that our Board breached their fiduciary duties to our stockholders by entering into the Merger Agreement. We cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, or against our Board, we will defend against it, but we may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operations or financial position of us or the combined company, including through the possible diversion of company resources or distraction of key personnel.

Lawsuits that may be brought against us, BlueHalo or our or its directors could also seek, among other things, injunctive relief or other equitable relief, including a request to enjoin us from consummating the Transactions. One of the conditions to the Closing is that no order, award or judgment by any court or other tribunal of competent jurisdiction has been entered and continues to be in effect and no law has been adopted or is effective, in either case, that prohibits or makes illegal the Closing. Consequently, if a plaintiff is successful in obtaining an order, award or judgment prohibiting completion of the Transactions, that order, award or judgment may delay or prevent the Closing from being completed within the expected time frame or at all, which may adversely affect our business, financial position and results of operations.

Combining the businesses of the Company and BlueHalo may be more difficult, costly or time-consuming than expected and the combined company may fail to realize the anticipated synergies and other benefits of the Transactions, which may adversely affect the combined company’s business results and negatively affect the value of our common stock following the Closing.

The Company and BlueHalo have operated and, until the completion of the Transactions will continue to operate, independently. The success of the Transactions will depend on, among other things, the ability of the Company and BlueHalo to combine their respective businesses in a manner that facilitates growth opportunities and realizes expected cost savings. We have entered into the Merger Agreement because we believe that the Transactions are fair to and in the best interests of our stockholders and that combining the businesses of the Company and BlueHalo will produce benefits as well as cost savings and other cost and capital expenditure synergies.

Following the Closing, the Company and BlueHalo must successfully combine their respective businesses in a manner that permits these benefits to be realized. For example, the following issues, among others, must be addressed in integrating the operations of the two companies in order to realize the anticipated benefits of the Transactions:

●	combining the companies’ operations and corporate functions;
●	combining the businesses of the Company and BlueHalo and meeting the capital requirements of the combined company in a manner that permits the combined company to achieve any cost savings or other synergies anticipated to result from the Transactions, the failure of which would result in the anticipated benefits of the Transactions not being realized in the time frame currently anticipated or at all;
●	integrating personnel from the two companies;
●	harmonizing the companies’ operating practices, employee development and compensation programs, internal controls and other policies, procedures and processes;
●	maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the combined company;
●	addressing possible differences in business backgrounds, corporate cultures and management philosophies;
●	consolidating the companies’ administrative and information technology infrastructure;
●	coordinating distribution and marketing efforts; and
●	effecting actions that may be required in connection with obtaining regulatory or other governmental approvals.

It is possible that the integration process could result in the loss of key AeroVironment or BlueHalo employees, the loss of customers, the disruption of either company’s or both companies’ ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If the combined company is not able to adequately address integration challenges, we may be unable to successfully integrate operations and the anticipated benefits of the integration plan may not be realized.

In addition, the combined company must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If the combined company is not able to successfully achieve these objectives, the anticipated synergies and other benefits of the Transactions may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit from BlueHalo legal, regulatory, and other risks that occurred prior to the Transactions, whether known or unknown to us, which may be material to the combined company.

Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the combined company’s management and resources may be focused on the integration of the businesses of the two companies and diverted from day-to-day business operations or other opportunities that may have been beneficial to such company, which may disrupt the combined company’s ongoing business.

An inability to realize the full extent of the anticipated benefits of the Transactions, as well as any delays encountered in the integration process, could have an adverse effect upon the revenues, level of expenses and operating results of the combined company, which may adversely affect the value of our common stock following the consummation of the Transactions. Moreover, if the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Transactions, AeroVironment stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Transactions.

The Transactions may be completed even though a material adverse effect may result from the announcement of the Transactions, industry-wide changes or other causes.

In general, neither we nor BlueHalo is obligated to complete the Transactions if there is a material adverse effect impacting the other party between the date of the Merger Agreement and the Closing. However, certain types of changes are excluded from the concept of a “material adverse effect” as it is defined in the Merger Agreement. Such exclusions include but are not limited to changes in general economic or political conditions, industry wide changes, changes resulting from the announcement of the Transactions, natural disasters, pandemics, other public health events and changes in GAAP. Therefore, if any of these events were to occur affecting us or BlueHalo, the other party would still be obliged to effect the Closing. If any such adverse changes occur and we and BlueHalo execute the Closing, the stock price of the combined company may suffer. This in turn may reduce the value of the Transactions to the stockholders of the Company, BlueHalo or both.

The combined company may not be able to retain customers, suppliers or distributors, or customers, suppliers or distributors may seek to modify contractual relationships with the combined company, which could have an adverse effect on the combined company’s business and operations. Third parties may terminate or alter existing contracts or relationships with the combined company.

As a result of the Transactions, the combined company may experience impacts on relationships with customers, suppliers and distributors that may harm the combined company’s business and results of operations. Certain customers, suppliers or distributors may seek to terminate or modify contractual obligations following the Closing whether or not contractual rights are triggered as a result. There can be no guarantee that customers, suppliers and distributors will remain with or continue to have a relationship with the combined company or do so on the same or similar contractual terms following the Closing. If any customers, suppliers or distributors seek to terminate or modify contractual obligations or discontinue the relationship with the combined company, then the combined company’s business and results of operations may be harmed. If the combined company’s suppliers were to seek to terminate or modify an arrangement with the combined company, then the combined company may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We and BlueHalo also have contracts with third parties, which may require consent from these parties in connection with the Transactions, or which may otherwise contain limitations applicable to such contracts following the Closing. If these consents cannot be obtained, the combined company may suffer a loss of potential future revenue, incur costs and lose rights that may be material to the combined company’s business. In addition, third parties with whom we or BlueHalo currently have relationships may terminate or otherwise reduce the scope of their relationship in anticipation of the Closing. Any such disruptions could limit the combined company’s ability to achieve the anticipated benefits of the Transactions. The adverse effect of any such disruptions could also be exacerbated by a delay in the Closing or by a termination of the Merger Agreement.

Some of our and BlueHalo’s directors and executive officers have interests in the Transactions that are different from yours and that may influence them to support or approve the Transactions without regard to your interests.

Directors and executive officers of the Company and BlueHalo may have interests in the Transactions that are different from, or in addition to, the interests of other AeroVironment stockholders generally. These interests with respect to our directors and executive officers may include, among others, acceleration of stock option or restricted stock unit vesting, retention bonus payments, severance payments if employment is terminated in a qualifying termination in connection with the Transactions and rights to continued indemnification, expense advancement and insurance coverage. The current members of our Board are expected to continue as directors of the combined company after the effective time of the Transactions, and, following the closing of the Transactions, will be eligible to be compensated similarly to other non-employee directors of the combined company.

Our Board and the Board of Directors of BlueHalo were aware of and considered those interests, among other matters, in reaching their decisions to approve and adopt the Merger Agreement, approve the Transactions, and recommend the approval of the Merger Agreement to the Company stockholders and BlueHalo holders, respectively. These interests, among other factors, may have influenced the directors and executive officers of the Company and BlueHalo to support or approve the Transactions.

Following the Closing, funds affiliated with Arlington Capital Partners are expected to beneficially own approximately 26.2% of our common stock, which will allow them the ability to exert significant influence over us, and their interests may conflict with ours or yours in the future.

Following the Closing, funds affiliated with Arlington Capital Partners are expected to beneficially own approximately 26.2% of our common stock. Accordingly, after the Closing these stockholders may exercise significant influence over matters requiring stockholder approval, including the election of our directors and the determination of significant corporate actions. This concentration of voting power and control could have a significant effect in delaying, deferring or preventing an action that might otherwise be beneficial to our other stockholders or that could be disadvantageous to our stockholders with interests different from yours. As a result, the market price of our common stock could be adversely affected.

Concurrently with the execution and delivery of the Merger Agreement, funds affiliated with Arlington Capital Partners (the “Sponsor Members”) entered into a shareholder’s agreement (the “Shareholder’s Agreement”) with the Company pursuant to which the Sponsor Members have, among other things, agreed to abide by customary standstill covenants, obligations to vote consistent with the recommendation of the Board, and customary employee non-solicit restrictions with respect to the employees of the Company and its subsidiaries (including BlueHalo and its subsidiaries after the Closing). Under the Shareholder’s Agreement, the Company has, among other things and subject to the Closing, agreed to provide the Sponsor Members with certain board designation rights and, following a lock-up period as set forth in the Shareholder’s Agreement, customary registration rights, including customary demand and piggyback rights. The Sponsor Members will have such designation rights to designate two directors until it and its affiliates cease to collectively hold and own, directly or indirectly, at least 20% of the issued and outstanding Company common stock and the Sponsor Members will have such designation rights to designate one director until they and their affiliates cease to collectively hold and own, directly or indirectly, at least 15% but less than 20% of the issued and outstanding Company common stock. The Board of Directors of the combined company (the “New Company Board”) is expected to consist of ten members, up to two of whom may be designated by the Sponsor Members for approval by the stockholders of the Company for appointment to the New Company Board, subject to certain conditions and qualifications as set forth in the Shareholder’s Agreement (the “Shareholder Nominees”).

Moreover, the Shareholder’s Agreement provides that we renounce any interests or expectancy in being offered any business opportunities which the Shareholder Nominees, the Sponsor Members, or their affiliates conduct whether directly or indirectly, whether or not such business is competitive with or in the same or similar lines of business as the Company. This renunciation does not extend to business opportunities invested in on the basis of confidential information received from the Company or its representatives.

Our stockholders may not realize a benefit from the Transactions commensurate with the ownership dilution they will experience in connection with the Transactions.

If the combined company is unable to realize the full strategic and financial benefits currently anticipated from the Transactions, our stockholders will have experienced substantial dilution of their ownership interests without receiving any commensurate benefit, or only receiving part of the commensurate benefit to the extent the combined company is able to realize only part of the strategic and financial benefits currently anticipated from the Transactions.

BlueHalo is currently not a U.S. public reporting company and the obligations associated with integrating into a public company may require significant resources and management attention.

BlueHalo is, and prior to the Closing will remain, a private company that is not subject to public company reporting requirements and does not have accounting personnel specifically employed to review internal controls over financial reporting. Additionally, from the time it was formed until the time it entered the Merger Agreement, BlueHalo consummated a number of acquisitions of companies of varying degrees of size and sophistication with varying degrees of disclosure controls and procedures. As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report. BlueHalo (including all of its prior acquisitions) will be required to be included in the scope of our internal control over financial reporting in the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Closing occurs and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting. Bringing BlueHalo into compliance with these rules and regulations and integrating BlueHalo into our current compliance and accounting system and disclosure controls and procedures may increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. Furthermore, the need to establish the necessary corporate infrastructure to integrate BlueHalo may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations. However, the measures we take may not be sufficient to satisfy our obligations as a public company. If we do not continue to develop and implement the right processes and tools to manage our changing enterprise upon the consummation of the Transactions and maintain our culture, our ability to compete successfully and achieve our business objectives could be impaired, which could negatively impact our business, financial condition and results of operations. In addition, we cannot predict or estimate the amount of additional costs we may incur to bring BlueHalo into compliance with these requirements. We anticipate that these costs will materially increase our selling, general and administration expenses. In addition, bringing BlueHalo into compliance with these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. These additional obligations could have a material adverse effect on our business, financial condition, results of operations and cash flow.

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the Closing as compared to their current ownership and voting interests in the respective companies.

After the Closing, the current stockholders of AeroVironment will own a smaller percentage of the combined company than their ownership of AeroVironment prior to the Transactions. Immediately after the Closing, our securityholders as of immediately prior to the Closing are expected to own approximately 60.5% of the outstanding shares of the combined company on a fully-diluted basis and former BlueHalo securityholders, are expected to own approximately 39.5% of the outstanding shares of the combined company on a fully-diluted basis, subject to certain adjustments set forth in the Merger Agreement. As a result of this reduced ownership, the current stockholders of AeroVironment will be able to exercise less influence over the combined company following the Closing as compared to their current ownership.

We anticipate our indebtedness will increase upon completion of the Transactions and may have the effect of heightening other risks we now face.

Upon completion of the Transactions, we intend to refinance certain indebtedness of BlueHalo and, assuming that occurs, our consolidated indebtedness will increase substantially and we will be subject to increased risks associated with debt financing. As of October 26, 2024, we had indebtedness of approximately $15 million under our existing credit agreement. In connection with the execution of the Merger Agreement, we entered into a commitment letter (the “Debt Commitment Letter”) with BofA NA and BofA Securities, Inc. (collectively, “BofA”) and JPM (JPM and BofA, collectively, the “Joint Lead Arrangers”), pursuant to which the Joint Lead Arrangers have committed to amend our existing credit agreement (such amendment, the “Credit Agreement Amendment”) to provide a new Term Loan A facility (the “Acquisition Financing Facility”). The initial principal amount of the Acquisition Financing Facility will be $700 million, and the Acquisition Financing Facility will have a maturity date of two years from effective date of the Credit Agreement Amendment.

Our increased indebtedness could have important consequences to holders of our common stock, including:

●	increasing our vulnerability to general adverse economic and industry conditions;
●	limiting our ability to obtain additional financing to fund future working capital, capital expenditures and other general corporate requirements;
●	requiring the use of a substantial portion of our cash flow from operations for the payment of principal and interest on our indebtedness, thereby reducing our ability to use our cash flow to fund working capital, acquisitions, capital expenditures and general corporate requirements;
●	limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
●	putting us at a disadvantage compared to its competitors with less indebtedness.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Amended and Restated Executive Severance Plan

On December 3, 2024, the Compensation Committee of our Board approved an amended and restated AeroVironment, Inc. Executive Severance Plan (the “Restated Severance Plan”). The participants in the Restated Severance Plan remain limited to Wahid Nawabi, Chairman, President and Chief Executive Officer; Kevin McDonnell, Senior Vice President and Chief Financial Officer; Melissa Brown, Senior Vice President, General Counsel, Chief Ethics and Compliance Officer and Secretary; and Brian Shackley, Vice President and Chief Accounting Officer (collectively, “Severance Participants”). The Restated Severance Plan provides for the payment of certain benefits to each such Severance Participant in connection with the termination of the Severance Participant’s employment by reason of death or disability, by the Company without cause, or by the Severance Participant for good reason, in certain cases in connection with a change in control (in each case as defined in the Restated Severance Plan), as summarized below. Except as noted below, the terms of the severance payments and other benefits provided to each of the Company’s Severance Participants under the Restated Severance Plan are identical, and the Restated Severance Plan does not provide for a gross-up of severance benefits in the event that excise taxes under Section 280G of the Code are imposed on the severance benefits.

The Restated Severance Plan provides for substantially the same severance benefits as existed under the plan prior to the restatement, except that in addition to the existing severance benefits, the Severance Participants will also be eligible to receive any earned but unpaid annual bonus for any fiscal year that has ended prior to the date of a qualifying termination. In addition, the Restated Severance Plan reflects certain additional changes to conform to the Company’s current compensation program and best practices, although such changes do not impact the severance benefits to be provided.

To receive the severance benefits described above, the Severance Participant must execute a full release of any and all claims against the Company and comply with certain other obligations specified in the Restated Severance Plan.

The foregoing description of the Restated Severance Plan is qualified in its entirety by reference to the full text of the Restated Severance Plan, a copy of which is attached as Exhibit 10.3 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Executive Transaction Severance Plan

On December 3, 2024, the Compensation Committee of our Board also approved the AeroVironment, Inc. Executive Transaction Severance Plan (the “Executive Transaction Severance Plan”). The participants in the Executive Transaction Severance Plan are those executive officers who do not participate in the Restated Severance Plan, namely, Brett Hush, Senior Vice President, Loitering Munitions; Jeff Rodrian, Senior Vice President, MacCready Works; and Trace Stevenson, Senior Vice President, UnCrewed Systems (collectively, the “Transaction Severance Participants”). The Executive Transaction Severance Plan provides for the payment of certain benefits to each such Transaction Severance Participant in connection with the termination of the Transaction Severance Participant’s employment by the Company without cause on or prior to November 18, 2025, as summarized below. The terms of the severance payments and other benefits provided to each of the Transaction Severance Participants under the Executive Transaction Severance Plan are identical, and the Executive Transaction Severance Plan does not provide for a gross-up of severance benefits in the event that excise taxes under Section 280G of the Code are imposed on the severance benefits.

Upon termination of the Transaction Severance Participant’s employment by the Company without cause on or prior to November 18, 2025, the Transaction Severance Participant is entitled to receive: (i) 1.0x his base salary, (ii) provided such termination occurs outside the period starting on April 1, 2025 through and including June 30, 2025, a prorated target bonus for the fiscal year in which termination occurs, (iii) the continuation of certain employee welfare plan benefits, including for his dependents and beneficiaries, for a period of 12 months following the termination date or until the Transaction Severance Participant becomes eligible for equivalent benefits from a subsequent employer, (iv) the right to remain eligible to continue to vest in his outstanding time-based equity awards for a period of 12 months following the termination date, subject to continued transition consulting services through each applicable vesting date, and (v) outplacement services for a period of 12 months following the termination date or until the first acceptance by the Transaction Severance Participant of an offer of employment, whichever comes first.

To receive the severance benefits described above, the Transaction Severance Participant must execute a full release of any and all claims against the Company and comply with certain other obligations specified in the Executive Transaction Severance Plan.

The foregoing description of the Executive Transaction Severance Plan is qualified in its entirety by reference to the full text of the Executive Transaction Severance Plan, a copy of which is attached as Exhibit 10.4 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

Trading Plan

During the three months ended October 26, 2024, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, dated November 18, 2024, by and among the Company, Merger Sub, BlueHalo and Seller
3.1(2)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Fifth Amended and Restated Bylaws of AeroVironment, Inc., amended as of October 1, 2024.
10.1*

Third Amendment to Credit Agreement, dated October 4, 2024, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Citibank, N.A.

10.2*	Third Amendment to Lease Agreement dated as of October 16, 2024 by and between AeroVironment, Inc. and Hillside III LLC related to 900 Innovators Way, Simi Valley, CA 93065, and related agreements
10.3*	Amended and Restated Executive Severance Plan of AeroVironment, Inc.
10.4*	Executive Transaction Severance Plan of AeroVironment, Inc.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

* Filed herewith

(1)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 19, 2024 (File No. 001‑33261).
(2)	Incorporated by reference herein to Exhibit 3.1 and Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2024 (File No. 001‑33261).

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

Date: December 4, 2024		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)