Form 10-Q
period 2025-01-25
AeroVironment Inc
filed 2025-03-05
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 25, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of February 26, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 28,218,842.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of January 25, 2025 (Unaudited) and April 30, 2024	3
	Condensed Consolidated Statements of Operations for the three and nine months ended January 25, 2025 (Unaudited) and January 27, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 25, 2025 (Unaudited) and January 27, 2024 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 25, 2025 (Unaudited) and January 27, 2024 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended January 25, 2025 (Unaudited) and January 27, 2024 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	47
Item 4.	Controls and Procedures	47

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	48
Item 1A.	Risk Factors	48
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	60
Item 3.	Defaults Upon Senior Securities	60
Item 4.	Mine Safety Disclosures	60
Item 5.	Other Information	60
Item 6.	Exhibits	61
Signatures		62

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	January 25,	April 30,
	2025	2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$47,000	$73,301
Accounts receivable, net of allowance for doubtful accounts of $94 at January 25, 2025 and $159 at April 30, 2024	81,231	70,305
Unbilled receivables and retentions	229,651	199,474
Inventories, net	147,973	150,168
Income taxes receivable	15,112	—
Prepaid expenses and other current assets	22,919	22,333
Total current assets	543,886	515,581
Long-term investments	25,522	20,960
Property and equipment, net	49,587	46,602
Operating lease right-of-use assets	31,696	30,033
Deferred income taxes	41,303	41,303
Intangibles, net	57,780	72,224
Goodwill	275,289	275,652
Other assets	23,080	13,505
Total assets	$1,048,143	$1,015,860
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$48,766	$48,298
Wages and related accruals	36,550	44,312
Customer advances	12,064	11,192
Current portion of long-term debt	—	10,000
Current operating lease liabilities	9,365	9,841
Income taxes payable	25	4,162
Other current liabilities	22,138	17,074
Total current liabilities	128,908	144,879
Long-term debt, net of current portion	25,000	17,092
Non-current operating lease liabilities	24,820	22,745
Other non-current liabilities	2,106	2,132
Liability for uncertain tax positions	5,603	5,603
Deferred income taxes	651	664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 25, 2025 and April 30, 2024	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,219,440 shares at January 25, 2025 and 28,134,438 shares at April 30, 2024	4	4
Additional paid-in capital	609,606	597,646
Accumulated other comprehensive loss	(6,197)	(5,592)
Retained earnings	257,642	230,687
Total stockholders’ equity	861,055	822,745
Total liabilities and stockholders’ equity	$1,048,143	$1,015,860

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024
Revenue:
Product sales	$139,753	$155,923	$450,488	$421,173
Contract services	27,883	$30,655	95,089	98,568
	167,636	186,578	545,577	519,741
Cost of sales:
Product sales	81,001	99,486	253,572	240,126
Contract services	23,436	19,805	73,701	71,318
	104,437	119,291	327,273	311,444
Gross margin:
Product sales	58,752	56,437	196,916	181,047
Contract services	4,447	10,850	21,388	27,250
	63,199	67,287	218,304	208,297
Selling, general and administrative	43,788	27,826	115,499	79,800
Research and development	22,498	25,127	75,827	62,618
(Loss) income from operations	(3,087)	14,334	26,978	65,879
Other income (loss):
Interest expense, net	(248)	(114)	(1,177)	(4,072)
Other income (expense), net	976	1,004	758	(2,983)
(Loss) income before income taxes	(2,359)	15,224	26,559	58,824
(Benefit from) provision for income taxes	(605)	1,259	659	3,710
Equity method investment (loss) income, net of tax	—	(80)	1,055	(1,494)
Net (loss) income	(1,754)	13,885	26,955	53,620
Net (loss) income per share
Basic	$(0.06)	$0.50	$0.96	$1.99
Diluted	$(0.06)	$0.50	$0.96	$1.98
Weighted-average shares outstanding:
Basic	28,031,901	27,907,568	28,001,089	26,957,061
Diluted	28,031,901	28,044,127	28,171,089	27,061,409

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024
Net (loss) income	$(1,754)	$13,885	$26,955	$53,620
Other comprehensive (loss) income:
Change in foreign currency translation adjustments	(969)	1,189	(605)	(436)
Total comprehensive (loss) income	$(2,723)	$15,074	$26,350	$53,184

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended January 25, 2025 and January 27, 2024 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397
Net loss	—	—	—	(1,754)	—	(1,754)
Foreign currency translation	—	—	—	—	(969)	(969)
Stock options exercised	—	—	—	—	—	—
Restricted stock awards	16,804	—	—	—	—	—
Restricted stock awards forfeited	(2,601)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	—	—	—	—	—	—
Stock based compensation	—	—	5,381	—	—	5,381
Balance at January 25, 2025	28,219,440	$4	$609,606	$257,642	$(6,197)	$861,055

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 28, 2023	28,135,539	$4	$589,047	$210,756	$(6,077)	$793,730
Net income	—	—	—	13,885	—	13,885
Foreign currency translation	—	—	—	—	1,189	1,189
Restricted stock awards	4,622	—	—	—	—	—
Restricted stock awards forfeited	(3,426)	—	—	—	—	—
Stock based compensation	—	—	4,181	—	—	4,181
Balance at January 27, 2024	28,136,735	$4	$593,228	$224,641	$(4,888)	$812,985

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended January 25, 2025 and January 27, 2024 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	26,955	—	26,955
Foreign currency translation	—	—	—	—	(605)	(605)
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	88,587	—	—	—	—	—
Restricted stock awards forfeited	(7,764)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,985)	—	(4,064)	—	—	(4,064)
Stock based compensation	—	—	15,518	—	—	15,518
Balance at January 25, 2025	28,219,440	$4	$609,606	$257,642	$(6,197)	$861,055

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970
Net income	—	—	—	53,620	—	53,620
Foreign currency translation	—	—	—	—	(436)	(436)
Restricted stock awards	149,990	—	—	—	—	—
Restricted stock awards forfeited	(9,602)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(13,919)	—	(1,370)	—	—	(1,370)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820
Stock based compensation	—	—	12,425	—	—	12,425
Balance at January 27, 2024	28,136,735	$4	$593,228	$224,641	$(4,888)	$812,985

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Nine Months Ended
	January 25,	January 27,
	2025	2024
Operating activities
Net income	$26,955	$53,620
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	27,144	24,969
(Gain) loss from equity method investments	(1,055)	1,494
Amortization of debt issuance costs	1,121	638
Provision for doubtful accounts	(64)	(67)
Reserve for inventory excess and obsolescence	2,025	11,668
Other non-cash expense, net	1,810	783
Non-cash lease expense	7,379	6,923
(Gain) loss on foreign currency transactions	(22)	54
Unrealized (gain) loss on available-for-sale equity securities, net	(1,187)	2,712
Deferred income taxes	—	(1,604)
Stock-based compensation	15,518	12,425
Loss on disposal of property and equipment	201	115
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,095)	36,387
Unbilled receivables and retentions	(30,172)	(41,950)
Inventories	(1,167)	(31,901)
Income taxes receivable	(14,738)	(8,081)
Prepaid expenses and other assets	(9,314)	(15,896)
Accounts payable	(1,359)	(10,003)
Other liabilities	(13,034)	(15,321)
Net cash (used in) provided by operating activities	(1,054)	26,965
Investing activities
Acquisition of property and equipment	(14,292)	(13,901)
Contributions in equity method investments	(2,309)	(1,875)
Acquisition of intangibles	—	(1,500)
Business acquisitions, net of cash acquired	—	(24,156)
Net cash used in investing activities	(16,601)	(41,432)
Financing activities
Principal payments of term loan	(28,000)	(95,000)
Holdback and retention payments for business acquisition	(390)	(500)
Payment of contingent consideration	—	(2,132)
Proceeds from shares issued, net of issuance costs	—	88,437
Proceeds from revolving credit facility	25,000	—
Payment of debt issuance costs	(1,056)	(37)
Payment of equity issuance costs	(365)	—
Tax withholding payment related to net settlement of equity awards	(4,064)	(1,370)
Exercise of stock options	506	—
Other	(19)	(19)
Net cash used in financing activities	(8,388)	(10,621)
Effects of currency translation on cash and cash equivalents	(258)	(77)
Net decrease in cash and cash equivalents	(26,301)	(25,165)
Cash and cash equivalents at beginning of period	73,301	132,859
Cash and cash equivalents at end of period	$47,000	$107,694
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$19,342	$15,195
Interest	$1,196	$5,850
Non-cash activities
Issuance of common stock for business acquisition	$—	$109,820
Change in foreign currency translation adjustments	$(605)	$(436)
Acquisitions of property and equipment included in accounts payable	$1,608	$2,519

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (the “Company”), is engaged in the design, development, production, delivery and support of a technologically advanced portfolio of intelligent, multi-domain robotic systems and related services for government agencies and businesses. AeroVironment, Inc. supplies uncrewed aircraft and ground robot systems, loitering munitions systems and related services primarily to organizations within or supplying the U.S. Department of Defense (“D.o.D.”), other federal agencies and international allied governments.

Effective May 1, 2023, the Company reorganized its segments. Due to the Company’s growth as an organization, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Loitering Munitions Systems (“LMS”)—The LMS segment, which consists of the former Tactical Missile Systems segment, focuses primarily on tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The LMS segment also includes customer-funded research and development (“R&D”)programs.

Uncrewed Systems (“UxS”)—The UxS segment, which consists of the former small uncrewed aircraft systems (“SUAS”), medium uncrewed aircraft systems (“MUAS”) and uncrewed ground vehicles (“UGV”) segments and Tomahawk Robotics, Inc. (“Tomahawk”), which was acquired on September 15, 2023, focuses primarily on (i) small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support including training, spare and accessory parts, product repair, product replacement, maintenance and upgrades; (ii) medium UAS products designed to operate reliably at medium altitudes with longer range while carrying larger payloads including airborne platforms, (iii) payloads and payload integration, ground support equipment and other items and services related generally to uncrewed aircraft systems historically including intelligence, surveillance, and reconnaissance (“ISR”) services; (iv) UGV products designed to help responders remove, contain or neutralize hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans; and (v) AI-enabled common control and communication solutions that allow any uncrewed system to be controlled from a common user interface while aggregating data from multiple platforms to provide real time intelligence.

MacCready Works (“MW”)—The MW segment, which consists of the former MacCready Works and High Altitude Pseudo-Satellite systems (“HAPS”) segments, focuses on customer-funded R&D in the areas of HAPS, robotics, sensors, software analytics, data intelligence and connectivity. This segment contains the Company’s center of excellence for the development of machine learning, object identification and autonomy solutions and also seeks to identify new products, services and businesses for the Company.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 25, 2025 are not necessarily indicative of the results for the full year ending April 30, 2025. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2024, included in the Company’s Annual Report on Form 10-K.

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

Recent and Pending Acquisitions

On September 15, 2023, the Company closed its acquisition of Tomahawk pursuant to a merger agreement, and post-acquisition, Tomahawk has been incorporated into the UxS segment. The assets, liabilities and operating results of Tomahawk have been included in the Company’s unaudited condensed consolidated financial statements. Refer to Note 16—Business Acquisitions for further details.

On November 13, 2024, the Company formed Archangel Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), for the purpose of the announced acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”).

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

In connection with the Merger Agreement, the Company entered into a commitment letter (the “Debt Commitment Letter”) with Bank of America, N.A. (“BofA NA”) and BofA Securities, Inc. ( “BofA Securities”) and JPMorgan Chase Bank, N.A. (“JPM”) on November 18, 2024 and amended and restated on December 30, 2024 to include U.S. Bank National Association (“U.S. Bank”), Citibank, N.A. (“Citi”), BMO Bank, N.A. (“BMO Bank”), Citizens Bank, N.A. (“Citizens”), and Royal Bank of Canada (“RBC”; RBC, together with BofA, JPM, U.S. Bank, Citi, BMO Bank, and Citizens, the “Commitment Parties,” and BofA Securities, JPM and U.S. Bank, collectively, the “Joint Lead Arrangers”), pursuant to which the Joint Lead Arrangers have committed to amend the Existing Credit Agreement (such amendment, the “Credit Agreement Amendment”) to provide a new Term Loan A facility (the “Acquisition Financing Facility”). The initial principal amount of the Acquisition Financing Facility will be $700,000,000, and the Acquisition Financing Facility will have a maturity date of two years from effective date of the Credit Agreement Amendment. The proceeds of the Acquisition Financing Facility will be used to refinance a portion of BlueHalo’s debt and pay fees, costs and expenses incurred in connection with the Transactions. The definitive documentation governing the Financing has not been finalized, and accordingly, the actual terms may differ from the description of such terms in the Debt Commitment Letter. The consummation of the Transactions is not conditioned upon receipt of the proceeds from the Acquisition Financing Facility or any replacement financing.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the nine months ended January 25, 2025.

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

The Company’s performance obligations are satisfied over time or at a point in time. Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for LMS product deliveries, certain Tomahawk product deliveries and customer-funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue includes revenue from ISR services in which the Company operates its MUAS in overseas locations to support U.S. military operations under ISR services contracts under a contractor-owned, contractor-operated (“COCO”) arrangement. In accordance with ASC 606, the Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s UxS product sales revenue is composed of revenue recognized on contracts for the delivery of UxS systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On January 25, 2025, the Company had approximately $763,549,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 31% of the remaining performance obligations as revenue in fiscal 2025 and the remaining 69% in fiscal 2026 or beyond.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of January 25, 2025 and April 30, 2024 was $230,000 and $374,000, respectively. The Company recorded the forward loss reserves as the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s unaudited condensed consolidated financial statements for the three and nine months ended January 25, 2025 or January 27, 2024, respectively.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses, or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was $9,150,000 and $9,515,000 for the three and nine month periods ended January 25, 2025, respectively. During the three months ended January 25, 2025, the majority of the adjustments relate to the Company revising its estimates of the total expected costs to complete three LMS contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $9,629,000. During the nine months ended January 25, 2025, the Company definitized certain LMS undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9,870,000. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was $4,398,000 and $5,087,000 for the three and nine month periods ended January 27, 2024, respectively. During the three months ended January 27, 2024, the Company revised its estimates to reflect a favorable definitization of an LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $3,574,000. During the nine months ended January 27, 2024, the Company revised its estimates of the total expected costs to complete a different LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1,439,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
Revenue by segment	2025	2024	2025	2024
UxS	$63,750	$113,290	$269,142	$344,270
LMS	83,941	57,658	213,629	118,824
MW	19,945	15,630	62,806	56,647
Total revenue	$167,636	$186,578	$545,577	$519,741

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
Revenue by contract type	2025	2024	2025	2024
FFP	$148,768	$167,256	$489,388	$457,077
CPFF	17,372	17,925	52,413	59,445
T&M	1,496	1,397	3,776	3,219
Total revenue	$167,636	$186,578	$545,577	$519,741

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

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
Revenue by customer category	2025	2024	2025	2024
U.S. government	$129,029	$133,761	$418,345	$385,069
Non-U.S. government	38,607	52,817	127,232	134,672
Total revenue	$167,636	$186,578	$545,577	$519,741

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
Revenue by geographic location	2025	2024	2025	2024
Domestic	$104,097	$62,865	$258,053	$186,445
International	63,539	123,713	287,524	333,296
Total revenue	$167,636	$186,578	$545,577	$519,741

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
Revenue percentage by recognition method	2025	2024	2025	2024
Over time	66%	46%	55%	40%
Point in time	34%	54%	45%	60%
Total revenue	100%	100%	100%	100%

Contract Balances

The timing of revenue recognition, billings, and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the condensed consolidated balance sheet. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the condensed consolidated balance sheet. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the condensed consolidated balance sheet. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the condensed consolidated balance sheet on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the three and nine month periods ended January 25, 2025 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 25, 2025 that was included in customer advances balances as of April 30, 2024 was $1,701,000 and $9,662,000. Revenue recognized for the three and nine month periods ended January 27, 2024 that was included in customer advances balances as of April 30, 2023 was $610,000 and $3,026,000.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of January 25, 2025, the Company had no costs to fulfill and as of April 30, 2024, the Company’s costs to fulfill were not material.

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and assess performance. As of January 25, 2025, the Company’s CODM, the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the allocation for R&D. Accordingly, the Company identifies three reportable segments. Refer to Note 18—Segments for further details.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at estimated full year rates unless collectability is not reasonably assured. At January 25, 2025 and April 30, 2024, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net (loss) income	$(1,754)	$13,885	$26,955	$53,620
Denominator for basic earnings per share:
Weighted average common shares	28,031,901	27,907,568	28,001,089	26,957,061
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	136,559	170,000	104,348
Denominator for diluted (loss) earnings per share	28,031,901	28,044,127	28,171,089	27,061,409

Due to the net loss for the three months ended January 25, 2025, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 200,667 for the three months ended January 25, 2025. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 265 for the nine months ended January 25, 2025. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 72 and 606 for the three and nine months ended January 27, 2024.

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

2. Investments

Investments consist of the following (in thousands):

	January 25,	April 30,
	2025	2024
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	2,214	1,027
Total long-term available-for-sale securities investments	2,214	1,027
Equity method investments
Investments in limited partnership funds	23,308	19,933
Total equity method investments	23,308	19,933
Total long-term investments	$25,522	$20,960

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized gain (loss) recorded (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 25, 2025	January 27, 2024	January 25, 2025	January 27, 2024
Net gain (loss) recognized during the period on equity securities	$1,454	$751	$1,187	$(2,712)
Less: Net loss recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$1,454	$751	$1,187	$(2,712)

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

The Company’s financial assets measured at fair value on a recurring basis at January 25, 2025, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$1,820	$—	$—	$1,820
Warrants	—	394	—	394
Total	$1,820	$394	$—	$2,214

The Company had no financial liabilities measured at fair value on a recurring basis at January 25, 2025.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	January 25,	April 30,
	2025	2024

Raw materials	$57,699	$57,218
Work in process	65,783	53,232
Finished goods	52,286	65,618
Inventories, gross	175,768	176,068
Reserve for inventory excess and obsolescence	(27,795)	(25,900)
Inventories, net	$147,973	$150,168

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal year ended April 30, 2024 and 2023, the Company made total contributions of $3,074,000 and $5,778,000, respectively. During the three and nine months ended January 25, 2025, the Company made contributions of $1,126,000 and $2,309,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $8,839,000 to the fund expected to be paid over the next three fiscal years. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have significant influence when it holds more than a minor interest. For the three and nine months ended January 25, 2025, the Company recorded its ownership percentage of the net gain of the limited partnerships, or $0 and $1,066,000, respectively, in equity method investment (loss) income, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended January 27, 2024, the Company recorded its ownership percentage of the net loss of the limited partnerships, or $(80,000) and $(1,494,000), respectively, in equity method investment (loss) income, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At January 25, 2025 and April 30, 2024, the carrying value of the investments in the limited partnership funds of $23,308,000 and $19,933,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the Company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s unaudited condensed consolidated financial statements. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment loss, net of tax. For the three and nine months ended January 25, 2025, the Company recorded $0 and $(11,000) for its ownership percentage of the net activity of Altoy in equity method investment (loss) income, net of tax in the unaudited condensed consolidated statements of operations. For the three and nine months ended January 27, 2024, the Company recorded $0 for its ownership percentage of the net activity of Altoy in equity method investment (loss) income, net of tax in the unaudited condensed consolidated statements of operations. At January 25, 2025 and April 30, 2024, the carrying value of the investment in Altoy of $141,000 and $152,000, respectively, was recorded in other assets on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 25, 2025 and January 27, 2024, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024
Beginning balance	$3,642	$5,242	$5,538	$3,642
Balance acquired from acquisition	—	—	—	40
Warranty expense	(230)	507	(1,070)	3,294
Warranty costs settled	(625)	(383)	(1,681)	(1,610)
Ending balance	$2,787	$5,366	$2,787	$5,366

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	January 25,	April 30,
	2025	2024
Technology	$100,815	$101,012
Licenses	1,008	1,008
Customer relationships	77,227	77,313
Backlog	2,790	2,831
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	184,524	184,848
Less accumulated amortization	(126,744)	(112,624)
Intangibles, net	$57,780	$72,224

The weighted average amortization period as of January 25, 2025 and April 30, 2024 was three years, respectively. Amortization expense for the three and nine months ended January 25, 2025 was $4,778,000 and $14,348,000 respectively. Amortization expense for the three and nine months ended January 27, 2024 was $5,445,000 and $12,721,000, respectively.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2025	$4,777
2026	14,972
2027	12,605
2028	11,891
2029	7,764
$52,009

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	UxS	LMS	MW	Total
Balance at April 30, 2024	$256,398	$—	$19,254	$275,652
Change to goodwill	(363)	—	—	(363)
Balance at January 25, 2025	$256,035	$—	$19,254	$275,289

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

The estimated fair value of the MUAS reporting unit, the renamed Arcturus acquisition included in the UxS reportable segment, does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023. The fair value of the MUAS reporting unit exceeded its carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires the Company to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon the Company’s ability to obtain contracts from the U.S. Department of Defense and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of the Company’s control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then the MUAS reporting unit goodwill may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The MUAS reporting unit has a goodwill balance of $135,774,000 as of January 25, 2025. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value.

As of January 25, 2025, the company has not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test. The annual impairment test for the fiscal year ending April 30, 2025 will be performed during the fourth quarter. The intangibles included in the MUAS reporting unit of $10,923,000 as of January 25, 2025 will also be evaluated for potential impairment during the fourth quarter.

9. Debt

In connection with the consummation of the acquisition of Arcturus, a California corporation, pursuant to a Stock Purchase Agreement with Arcturus and each of the shareholders and other equity interest holders of Arcturus, to purchase 100% of the issued and outstanding equity of Arcturus (the “Arcturus Acquisition”) on February 19, 2021, the Company, as borrower, and Arcturus, as guarantor, entered into a Credit Agreement with certain lenders, letter of credit issuers, BofA, N.A., as the administrative agent and the swingline lender, and BofA Securities, JPM., and U.S. Bank, as joint lead arrangers and joint bookrunners (the “Credit Agreement”).

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100,000,000 revolving credit facility, which includes a $25,000,000 sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200,000,000 term A loan (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). Certain existing letters of credit issued by JPM were reserved for under the Revolving Facility at closing and remain outstanding under the terms thereof. Upon execution of the Credit Agreement, the Company drew the full principal of the Term Loan Facility for use in the acquisition of Arcturus. The Term Loan Facility requires payment of 5% of the outstanding obligations in each of the first four loan years, with the remaining 80% payable in loan year five, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition.

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

On October 4, 2024, the Company entered into a Third Amendment to Credit Agreement with the existing lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank (the “New Lender”) (the “Third Amendment to Credit Agreement” and the existing Credit Agreement as amended thereby, the “Amended Credit Agreement”).

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

The Amended Credit Agreement substitutes a Consolidated Senior Secured Leverage Ratio for the Consolidated Leverage Ratio required to be maintained under the existing Credit Agreement. The Consolidated Leverage Ratio is now an incurrence test, used to determine whether or not the Company may take certain actions, such as borrowing under the Amended Credit Agreement, making acquisitions, incurring certain unsecured debt, or making payments on junior debt. In order to take such actions, the Consolidated Leverage Ratio may not exceed 4.00 to 1.0. However, the ratio increases to 4.50 to 1.0 during a Leverage Increase Period, covering each of the four fiscal quarters of the Company immediately following the consummation of any qualified acquisition. The newly added Consolidated Senior Secured Leverage Ratio, measuring the Consolidated Senior Secured Funded Indebtedness, as of a date of determination, to Consolidated EBITDA for the applicable measurement period, shall not exceed 3.00 to 1.0 at the end of any fiscal quarter of the Company, increasing to 3.50 to 1.0 in a Leverage Increase Period. In each case, no more than one Leverage Increase Period shall be in effect at any time, and the basic ratio levels must be achieved and maintained for at least two fiscal quarters immediately following each Leverage Increase Period prior to giving effect to another Leverage Increase Period. The requirement for the Consolidated Fixed Charge Coverage Ratio to be no less than 1.25 to 1.0 at the end of any fiscal quarter of the Company remains unchanged in the Amended Credit Agreement. The Amended Credit Agreement removes the requirement that the Company prepay the loans with the proceeds of dispositions of assets or newly incurred debt. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $9,489,000 as of January 25, 2025. As of January 25, 2025, approximately $165,511,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of January 25, 2025, the Company is in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	January 25,	April 30,
	2025	2024
	(In thousands)	(In thousands)
Term loan	$—	$28,000
Revolving credit facility	25,000	—
Total debt	25,000	28,000
Less current portion	—	10,000
Total long-term debt, less current portion	25,000	18,000
Less unamortized debt issuance costs–term loans	—	908
Total long-term debt, net of unamortized debt issuance costs–term loans	$25,000	$17,092
Unamortized debt issuance costs–revolving credit facility	$1,354	$511
Current period interest rate	5.9%	6.9%

Future contractual long-term debt principal payments at January 25, 2025 were as follows:

(In thousands)
2025	$—
2026	—
2027	—
2028	—
2029	25,000
$25,000

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

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 25,	January 27,
	2025	2024
Operating lease cost	$7,379	$6,923
Short term lease cost	398	984
Variable lease cost	1,212	1,192
Sublease income	—	—
Total lease costs, net	$8,989	$9,099

Supplemental lease information was as follows:

	Nine Months Ended	Nine Months Ended
	January 25,	January 27,
	2025	2024
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$7,328	$6,895
Right-of-use assets obtained in exchange for new lease liabilities	$7,112	$7,399

Weighted average remaining lease term	50 months	52 months
Weighted average discount rate	5.6%	5.2%

Maturities of operating lease liabilities as of January 25, 2025 were as follows (in thousands):

2025	$2,311
2026	9,905
2027	9,348
2028	7,326
2029	6,212
Thereafter	3,543
Total lease payments	38,645
Less: imputed interest	(4,460)
Total present value of operating lease liabilities	$34,185

11. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 25,	January 27,
	2025	2024
Balance as of April 30, 2024 and April 30, 2023, respectively	$(5,592)	$(4,452)
Change in foreign currency translation adjustments	(605)	(436)
Balance as of January 25, 2025 and January 27, 2024, respectively	$(6,197)	$(4,888)

12. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $19,730,000 and $58,569,000 for the three and nine months ended January 25, 2025. Revenue from customer-funded R&D was approximately $17,617,000 and $61,078,000 for the three and nine months ended January 27, 2024.

13. Long-Term Incentive Awards

During the three months ended July 27, 2024, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 25, 2025, the Company recorded $918,000 and $2,192,000 of compensation expense related to the Fiscal 2025 LTIP. The Company recorded no compensation expense related to the Fiscal 2025 LTIP for the three and nine months ended January 27, 2024. At January 25, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $18,979,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 25, 2025, the Company recorded $938,000 and $3,128,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. For the three and nine months ended January 27, 2024, the Company recorded $965,000 and $2,798,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. At January 25, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $15,673,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 25, 2025, the Company recorded $587,000, and $2,253,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. For the three and nine months ended January 27, 2024, the Company recorded $702,000 and $2,554,000 of compensation expense related to the Fiscal 2023 LTIP, respectively. At January 25, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP is $11,448,000.

During the three months ended July 31, 2021, the Company also granted awards under the Restated 2006 Plan to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2021 LTIP consist of: (i) time-based restricted stock awards, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. During the three months ended July 27, 2024, the Company issued a total of 15,427 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2022 LTIP. For the three and nine months ended January 25, 2025, the Company recorded no compensation expense. For the three and nine months ended January 27, 2024, the Company recorded $125,000 and $613,000 of compensation expense related to the Fiscal 2022 LTIP, respectively.

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

14. Income Taxes

For the three and nine months ended January 25, 2025, the Company recorded an income tax benefit of $(605,000), and an income tax expense of $659,000 yielding an effective tax rate of 25.6% and 2.5%, respectively. For the three and nine months ended January 27, 2024, the Company recorded an income tax expense provision of $1,259,000 and $3,710,000, respectively, yielding an effective tax rate of 8.3% and 6.3%, respectively. The variance from statutory rates for the three months ended January 25, 2025 was primarily due to the loss before income taxes for the three months ended January 25, 2025. The variance from statutory rates for the nine months ended January 25, 2025 was primarily due to the decrease in income before taxes, offset by a decrease in foreign-derived intangible income (“FDII”) deductions and, federal R&D credits. The variance from statutory rates for the three and nine months ended January 27, 2024 was primarily due to an increase in profit before taxes, foreign derived intangible income deductions and federal R&D credits.

15. Share Repurchase Plan and Issuances

On September 8, 2022 the Company filed an S-3 shelf registration statement to offer and sell shares of the Company’s common stock, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of the Company’s common stock having an aggregate offering price of up to $200,000,000 from time to time through Jefferies LLC as the sales agent. During the six months ended October 28, 2023, the Company completed the Open Market Sale AgreementSM. During the six months ended October 28, 2023, the Company sold 807,370 shares for total gross proceeds of $91,313,000, total proceeds received of $88,574,000, net of commission expense and $88,437,000 net of equity issuance costs. As of January 27, 2024, the Company completed the Open Market Sale AgreementSM and sold 1,917,100 of its shares for total gross proceeds of $200,000,000, total proceeds received of $193,999,000, net of commission expense and $193,086,000 net of equity issuance costs.

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

Tomahawk Supplemental Pro Forma Information (unaudited)

The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2022 (in thousands):

	Three Months Ended	Nine Months Ended
	January 27,	January 27,
	2024	2024
Revenue	$186,578	$530,262
Net income	$13,831	$50,849

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

The projected benefit obligation includes assumptions of a discount rate of 3.9% and pension increase for in-payment benefits of 2.5% for both January 25, 2025 and April 30, 2024. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2025. The Company assumed expected return on plan assets of 2.9% for January 25, 2025 and April 30, 2024.

Expected benefit payments as of April 30, 2024 (in thousands):

2025	$188
2026	192
2027	195
2028	197
2029	199
2030-2034	1,014
Total expected benefit payments	$1,985

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024
Expected return on plan assets	$—	$—	$—	$—
Interest cost	28	30	85	89
Actuarial gain	—	—	—	—
Net periodic benefit cost	$28	$30	$85	$89

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

	Three Months Ended January 25, 2025
	UxS	LMS	MW	Total
Revenue:
Product sales	$57,848	$80,206	$1,699	$139,753
Contract services	5,902	3,735	18,246	27,883
	$63,750	$83,941	$19,945	$167,636

Segment adjusted gross margin	$29,418	33,008	4,476	$66,902

Depreciation and amortization	$7,045	$906	$1,339	$9,290

	Three Months Ended January 27, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$104,522	$51,338	$63	$155,923
Contract services	8,768	6,320	15,567	30,655
	$113,290	$57,658	$15,630	$186,578

Segment adjusted gross margin	$50,050	17,980	3,294	$71,324

Depreciation and amortization	$7,523	$672	$1,387	$9,582

	Nine Months Ended January 25, 2025
	UxS	LMS	MW	Total
Revenue:
Product sales	$249,296	$199,316	$1,876	$450,488
Contract services	19,846	14,313	60,930	95,089
	$269,142	$213,629	$62,806	$545,577

Segment adjusted gross margin	$138,040	76,437	14,963	$229,440

Depreciation and amortization	$20,855	$2,575	$3,714	$27,144

	Nine Months Ended January 27, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$318,708	$100,645	$1,820	$421,173
Contract services	25,562	18,179	54,827	98,568
	$344,270	$118,824	$56,647	$519,741

Segment adjusted gross margin	$166,088	39,648	12,206	$217,942

Depreciation and amortization	$19,104	$1,848	$4,017	$24,969

The following table (in thousands) provides a reconciliation from segment adjusted gross margin to income before income taxes:

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024
Segment adjusted gross margin	$66,902	$71,324	$229,440	$217,942
Amortization in cost of sales	(3,703)	(4,037)	(11,136)	(9,645)
Selling, general and administrative	(43,788)	(27,826)	(115,499)	(79,800)
Research and development	(22,498)	(25,127)	(75,827)	(62,618)
Interest expense, net	(248)	(114)	(1,177)	(4,072)
Other expense, net	976	1,004	758	(2,983)
Income before income taxes	$(2,359)	$15,224	$26,559	$58,824

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	UxS	LMS	MW	Corporate	Total
As of January 25, 2025	$504,880	$273,454	$49,948	$219,861	$1,048,143
As of April 30, 2024	$590,619	$165,413	$50,767	$209,061	$1,015,860

19. Subsequent Events

On February 28, 2025, the Department of the Army issued a stop-work order on certain existing U.S. government contracts, previously awarded to the Company for foreign military sales funded by the U.S. government via foreign military financing. As of January 25, 2025, funded backlog included approximately $13,000,000 impacted by the stop-work order.

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

We review cost performance, estimates-to-complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and nine months ended January 25, 2025 and January 27, 2024, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the three months ended January 25, 2025 and January 27, 2024, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 25,	January 27,
	2025	2024

Gross favorable adjustments	$10,304	$4,450
Gross unfavorable adjustments	(1,154)	(52)
Net favorable adjustments	$9,150	$4,398

For the three months ended January 25, 2025, favorable cumulative catch-up adjustments of $10.3 million were primarily due to cost adjustments on three contracts. During the three months ended January 25, 2025, the Company revised its estimates of the total expected costs to complete three LMS contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $9.6 million. For the same period, unfavorable cumulative catch-up adjustments of $1.2 million were primarily related to higher than expected costs on 23 contracts, which individually were not material.

For the three months ended January 27, 2024, favorable cumulative catch-up adjustments of $4.5 million were primarily due to cost adjustments on three contracts. During the three months ended January 27, 2024, we revised our estimates of the total expected costs to complete an LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $3.6 million. For the same period, unfavorable cumulative catch-up adjustments of $0.1 million were primarily related to higher than expected costs on three contracts, which individually were not material.

For the nine months ended January 25, 2025 and January 27, 2024, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Nine Months Ended
	January 25,	January 27,
	2025	2024

Gross favorable adjustments	$11,600	$6,539
Gross unfavorable adjustments	(2,085)	(1,452)
Net favorable (unfavorable) adjustments	$9,515	$5,087

For the nine months ended January 25, 2025, favorable cumulative catch-up adjustments of $11.6 million were primarily due to cost adjustments on four contracts. During the nine months ended January 25, 2025, we definitized certain LMS undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $2.1 million were primarily related to higher than expected costs on 30 contracts, which individually were not material.

For the nine months ended January 27, 2024, favorable cumulative catch-up adjustments of $6.5 million were primarily due to cost adjustments on 17 contracts. During the nine months ended January 27, 2024, we revised our estimates of the total expected costs to complete an LMS contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $1.4 million. For the same period, unfavorable cumulative catch-up adjustments of $1.5 million were primarily related to higher than expected costs on eight contracts, which individually were not material.

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

Our evaluation of goodwill for impairment involves the comparison of the fair value of each reporting unit to its carrying value. For the impairment test, we first assess qualitative factors, macroeconomic conditions, industry and market considerations, triggering events, cost factors, and overall financial performance, to determine whether it is necessary to perform a quantitative goodwill impairment test. Alternatively, we may bypass the qualitative assessment for some or all of our reporting units and apply the quantitative impairment test. If determined to be necessary, the quantitative impairment test shall be used to identify goodwill impairment and measure the amount of a goodwill impairment loss to be recognized (if any). For the quantitative impairment test, we estimate the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in our industry and require us to make certain assumptions and estimates regarding industry economic factors and future profitability of our business.

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

As of January 25, 2025, our MUAS reporting unit had a goodwill balance of $135.8 million. The estimated fair value of the MUAS reporting unit does not substantially exceed its carrying value due to the impairment recorded during the fourth quarter ended April 30, 2023. The fair value of the MUAS reporting unit exceeded its carrying value by 10% as of January 28, 2024, the date of the most recent annual goodwill impairment test. Fair value determinations utilized in the quantitative goodwill impairment test require considerable judgment and are sensitive to changes in underlying assumptions, estimates, and market factors. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding future plans, as well as industry, economic, and regulatory conditions. These assumptions and estimates include estimated future annual net cash flows, income tax rates, discount rates, growth rates, and other market factors. Estimated future annual net cash flows based in part upon our ability to obtain contracts from the U.S. D.o.D. and foreign allied nations and negotiate the estimated pricing are considered the most significant, sensitive assumptions. If current expectations of future growth rates and margins are not met, if market factors outside of our control, such as discount rates, income tax rates, or inflation, change, or if management’s expectations or plans otherwise change, including updates to long-term operating plans, then MUAS may become impaired in the future. Accordingly, the MUAS reporting unit is considered at an increased risk of failing future quantitative goodwill impairment tests. The intangibles included in the MUAS reporting unit of $10.9 million as of January 25, 2025 will also be evaluated for potential impairment during the fourth quarter impairment test. During the most recent annual impairment test during the fourth quarter of fiscal year 2024, the estimated fair value of all reporting units, other than MUAS, substantially exceeded their carrying value. As of January 25, 2025, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 25, 2025 Compared to Three Months Ended January 27, 2024

	Three Months Ended
	January 25,	January 27,
	2025	2024

Revenue	$167,636	$186,578
Cost of sales	104,437	119,291
Gross margin	63,199	67,287
Selling, general and administrative	43,788	27,826
Research and development	22,498	25,127
(Loss) income from operations	(3,087)	14,334
Other income:
Interest expense, net	(248)	(114)
Other income, net	976	1,004
(Loss) income before income taxes	(2,359)	15,224
(Benefit from) provision for income taxes	(605)	1,259
Equity method investment income (loss), net of tax	—	(80)
Net (loss) income	$(1,754)	$13,885

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

	Three Months Ended January 25, 2025
	UxS	LMS	MW	Total
Revenue:
Product sales	$57,848	$80,206	$1,699	$139,753
Contract services	5,902	3,735	18,246	27,883
	$63,750	$83,941	$19,945	$167,636

Segment adjusted gross margin	$29,418	$33,008	$4,476

	Three Months Ended January 27, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$104,522	$51,338	$63	$155,923
Contract services	8,768	6,320	15,567	30,655
	$113,290	$57,658	$15,630	$186,578

Segment adjusted gross margin	$50,050	$17,980	$3,294

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying unaudited condensed consolidated statements of operations:

	Three Months Ended		Nine Months Ended
	January 25,	January 27,	January 25,	January 27,
	2025	2024	2025	2024
Cost of sales:
Product sales	$2,606	$2,681	$7,846	$5,577
Contract services	1,097	1,356	3,290	4,068
Selling, general and administrative	1,075	1,559	3,225	3,530
Total	$4,778	$5,596	$14,361	$13,175

Revenue. Revenue for the three months ended January 25, 2025 was $167.6 million, as compared to $186.6 million for the three months ended January 27, 2024, representing a decrease of $18.9 million, or 10%. The decrease in revenue was due to a decrease in product revenue of $16.2 million and a decrease in service revenue of $2.8 million. The decrease in product revenue was primarily due to a decrease in product deliveries of our UxS products of $46.7 million primarily due to a decrease in international sales to Ukraine. The decrease was partially offset by an increase of $28.9 million from the production of our Switchblade products primarily driven by increased global demand for our Switchblade products associated with the current global conflicts as well as U.S. D.o.D. resupply and an increase in product deliveries of our MW products of $1.7 million due to the shift from development to early production of certain new products. The decrease in service revenue was due to a decrease of $1.6 million of training and repairs service revenue driven by the decrease in UxS product sales and a decrease of $1.2 million in customer funded R&D and engineering services driven by a decrease in development programs in part due to delays in the establishment of the government fiscal year 2024 budget. The January 2025 Southern California high winds, fires and resulting blackouts and shutdowns negatively impacted revenue for the three months ended January 25, 2025. The increase in the LMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2025.

Cost of Sales. Cost of sales for the three months ended January 25, 2025 was $104.4 million, as compared to $119.3 million for the three months ended January 27, 2024, representing a decrease of $14.9 million, or 12%. The decrease in cost of sales was a result of a decrease in product cost of sales of $18.5 million, partially offset by an increase in service costs of sales of $3.6 million. The decrease in product costs of sales was primarily due to a decrease of approximately $10 million associated with the decrease in product revenue and approximately $8 million due to mix shift related primarily to the definitization of LMS contracts. The increase in service cost of sales was primarily due to an increase of approximately $5 million associated with a higher proportion of fixed asset allocated costs, partially offset by a decrease of approximately $2 million associated with the decrease in service revenue. Cost of sales for the three months ended January 25, 2025 included $3.7 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $4.0 million for the three months ended January 27, 2024. As a percentage of revenue, cost of sales decreased from 64% to 62% primarily due to the definitization of LMS contracts, resulting in gross margin increasing from 36% to 38%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended January 25, 2025 was $43.8 million, or 26% of revenue, as compared to SG&A expense of $27.8 million, or 15% of revenue, for the three months ended January 27, 2024. The increase in SG&A expense was primarily due to an increase of $10.1 million in acquisition related expenses related to the BlueHalo merger and an increase of $2.5 million of sales and marketing expense primarily driven by an increase in bid and proposal efforts. Sales and marketing expense includes commissions on certain direct commercial sales to international customers, and an increase in revenue results in an increase in commission expense.

Research and Development. R&D expense for the three months ended January 25, 2025 was $22.5 million, or 13% of revenue, as compared to R&D expense of $25.1 million, or 13% of revenue, for the three months ended January 27, 2024. The decrease was primarily due to an acceleration of R&D activity in the second quarter of fiscal year 2025.

Interest Expense, net. Interest expense, net for the three months ended January 25, 2025 was $0.2 million compared to interest expense, net of $0.1 million for the three months ended January 27, 2024.

Other Income, net. Other income, net, for the three months ended January 25, 2025 was $1.0 million as compared to other expense, net of $1.0 million for the three months ended January 27, 2024.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was 25.6% for the three months ended January 25, 2025, as compared to 8.3% for the three months ended January 27, 2024. The increase in our effective income tax rate was primarily due to an increase in FDII deductions and excess tax benefits from equity awards. The effective income tax rate for the three months ended January 25, 2025 was primarily impacted by expected federal R&D tax credits and FDII deductions and excess tax benefits from equity awards.

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended January 25, 2025 was $0 as compared to equity method investment loss, net of tax of $0.1 million for the three months ended January 27, 2024.

Loitering Munitions Systems

	Three Months Ended
	January 25,	January 27,
	2025	2024
Revenue:
Product sales	$80,206	$51,338
Contract services	3,735	6,320
	$83,941	$57,658

Segment adjusted gross margin	$33,008	$17,980

Revenue. LMS revenue for the three months ended January 25, 2025 was $83.9 million, as compared to $57.7 million for the three months ended January 27, 2024, representing an increase of $26.2 million, or 45%. The increase in revenue was due to an increase in product revenue of $28.9 million, partially offset by a decrease in service revenue of $2.6 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our loitering munitions systems associated with the current global conflicts as well as U.S. D.o.D. resupply. The decrease in service revenue was primarily due to decreases in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted gross margin. LMS segment adjusted gross margin for the three months January 25, 2025 was $33.0 million, as compared to $18.0 million for the three months ended January 27, 2024, representing an increase of $15.0 million, or 83%. The increase in LMS segment adjusted gross margin was primarily due to an increase in revenue of $26.2 million, partially offset by an increase in adjusted cost of sales of $11.2 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $18 million, partially offset by a mix shift of approximately $7 million to related primarily to the definitization of LMS contracts. LMS is operating under multiple unpriced change orders, or UCO's, for which we recognize revenue based upon estimates of the final price negotiations. In the period these contracts are definitized a cumulative catch-up revenue adjustment may be recorded.

Uncrewed Systems

	Three Months Ended
	January 25,	January 27,
	2025	2024
Revenue:
Product sales	$57,848	$104,522
Contract services	5,902	8,768
	$63,750	$113,290

Segment adjusted gross margin	$29,418	$50,050

Revenue. UxS revenue for the three months ended January 25, 2025 was $63.8 million, as compared to $113.3 million for the three months ended January 27, 2024, representing a decrease of $49.5 million, or 44%. The decrease in revenue was due to a decrease in product revenue of $46.7 million and a decrease in service revenue of $2.9 million. The decrease in product revenue was primarily due to $46.7 million of decreased international sales of our UxS family of systems, most significantly sales to Ukraine. The decrease in service revenue was primarily due to a decrease of $1.9 million of customer-funded R&D and engineering services.

UxS Segment adjusted gross margin. UxS segment adjusted gross margin for the three months January 25, 2025 was $29.4 million, as compared to $50.1 million for the three months ended January 27, 2024, representing a decrease of $20.7 million, or 41%. The decrease in UxS segment adjusted gross margin was primarily due to a decrease in revenue of $49.5 million, partially offset by a decrease of $28.8 million in adjusted cost of sales. The decrease in adjusted cost of sales was primarily due to a decrease in sales volume of approximately $29 million. Adjusted cost of sales is defined as cost of sales before intangible amortization expense including amortization of purchase accounting adjustments.

MacCready Works

	Three Months Ended
	January 25,	January 27,
	2025	2024
Revenue:
Product sales	$1,699	$63
Contract services	18,246	15,567
	$19,945	$15,630

Segment adjusted gross margin	$4,476	$3,294

Revenue. MW revenue for the three months ended January 25, 2025 was $19.9 million, as compared to $15.6 million for the three months ended January 27, 2024, representing an increase of $4.3 million, or 28%. The increase in revenue was due to an increase in service revenue of $2.7 million and an increase in product revenue of $1.6 million. The increase in service revenue was primarily due to an increase of $2.7 million in customer funded R&D and engineering services efforts primarily due to HAPS return to flight services. The increase in product revenue was primarily driven by the shift from development to production of certain new product lines.

MW Segment adjusted gross margin. MW segment adjusted gross margin for the three months January 25, 2025 was $4.5 million, as compared to $3.3 million for the three months ended January 27, 2024, representing an increase of $1.2 million or 36%. The increase in MW adjusted gross margin was primarily due to an increase in revenue of $4.3 million, partially offset by an increase in adjusted cost of sales of $3.1 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $3 million.

Nine Months Ended January 25, 2025 Compared to Nine Months Ended January 27, 2024

The following tables (in thousands) sets forth our revenue, gross margin and adjusted gross margin generated by each reporting segment for the periods indicated. Adjusted margin is defined as gross margin before intangible amortization, amortization of purchase accounting adjustments. All corporate and headquarter expenses are allocated to the reportable segments.

	Nine Months Ended
	January 25,	January 27,
	2025	2024

Revenue	$545,577	$519,741
Cost of sales	327,273	311,444
Gross margin	218,304	208,297
Selling, general and administrative	115,499	79,800
Research and development	75,827	62,618
Income from operations	26,978	65,879
Other loss:
Interest expense, net	(1,177)	(4,072)
Other income (expense), net	758	(2,983)
Income before income taxes	26,559	58,824
Provision for income taxes	659	3,710
Equity method investment income (loss), net of tax	1,055	(1,494)
Net income	$26,955	$53,620

	Nine Months Ended January 25, 2025
	UxS	LMS	MW	Total
Revenue:
Product sales	$249,296	$199,316	$1,876	$450,488
Contract services	19,846	14,313	60,930	95,089
	$269,142	$213,629	$62,806	$545,577

Segment adjusted gross margin	$138,040	$76,437	$14,963

	Nine Months Ended January 27, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$318,708	$100,645	$1,820	$421,173
Contract services	25,562	18,179	54,827	98,568
	$344,270	$118,824	$56,647	$519,741

Segment adjusted gross margin	$166,088	$39,648	$12,206

Revenue. Revenue for the nine months ended January 25, 2025 was $545.6 million, as compared to $519.7 million for the nine months ended January 27,2024, representing an increase of $25.8 million, or 5%. The increase in revenue was due to an increase in product revenue of $29.3 million, partially offset by a decrease in service revenue of $3.5 million. The increase in product revenue was primarily due to an increase of $98.7 million from the production of our Switchblade products, driven by increased global demand for our LMS associated with the current global conflicts as well as U.S. D.o.D. resupply and a cumulative catch-up revenue adjustment for the definitization of LMS contracts of $9.9 million. The increase was partially offset by a decrease of $69.4 million of product deliveries of our UxS products, primarily due to a decrease in international sales to Ukraine. The decrease in service revenue was primarily due to a decrease of $1.9 million in customer funded R&D and engineering services due to a decrease in development programs in part due to delays in the establishment of the government fiscal year 2024 budget and a decrease of $1.6 million in training and repair services primarily due to the decrease in UxS product revenue. The January 2025 Southern California high winds, fires and resulting blackouts and shutdowns negatively impacted revenue for the three months ended January

25, 2025. The increase in the LMS product revenues as compared to the prior year period is expected to continue for the remainder of the fiscal year ending April 30, 2025.

Cost of Sales. Cost of sales for the nine months ended January 25, 2025 was $327.3 million, as compared to $311.4 million for the nine months ended January 27, 2024, representing an increase of $15.9 million, or 5%. The increase in cost of sales was a result of an increase in product cost of sales of $13.4 million, partially offset by a decrease in service costs of sales of $2.4 million. The increase in product costs of sales was primarily due to an increase of approximately $16 million associated with the increase in product revenue, partially offset by approximately $3 million due to a mix shift related primarily to the definitization of LMS contracts. The increase in service cost of sales was primarily due to an increase in mix shift of approximately $5 million due to a higher proportion of fixed asset allocated costs, partially offset by a decrease of approximately $3 million associated with the decrease in service revenue. Cost of sales for the nine months ended January 25, 2025 included $11.1 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $9.6 million for the nine months ended January 27, 2024. As a percentage of revenue, cost of sales remained consistent at 60% resulting in gross margin remaining consistent at 40%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the nine months ended January 25, 2025 was $115.5 million, or 21% of revenue, as compared to SG&A expense of $79.8 million, or 15% of revenue, for the nine months ended January 27, 2024. The increase in SG&A expense was primarily due to an increase of $12.0 million in acquisition related expenses, $11.3 million of sales and marketing expense primarily driven by an increase in bid and proposal efforts and an increase of $9.0 million in employee related expenses primarily driven by an increase in average headcount to support our growth and expansion of our global business development team. Sales and marketing expense includes commissions on certain direct commercial sales to international customers, and an increase in revenue results in an increase in commission expense.

Research and Development. R&D expense for the nine months ended January 25, 2025 was $75.8 million, or 14% of revenue, as compared to R&D expense of $62.6 million, or 12% of revenue, for the nine months ended January 27,2024. The increase was primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and support for our acquired businesses.

Interest Expense, net. Interest expense, net for the nine months ended January 25, 2025 was $1.2 million compared to $4.1 million for the nine months ended January 27,2024. The decrease in interest expense, net was primarily due to lower average outstanding balances on our debt facility.

Other Income, net. Other income, net, for the nine months ended January 25, 2025 was $0.8 million compared to other loss, net of $(3.0) million for the nine months ended January 27, 2024. The increase was primarily due to net unrealized gains associated with the fair market value of our equity security investments.

Provision for Income Taxes. Our effective income tax rate was 2.5% for the nine months ended January 25, 2025, as compared to 6.3% for the nine months ended January 27, 2024. The decrease in our effective income tax rate was primarily due to an increase in FDII deductions and excess tax benefits from the vesting of equity awards. The effective income tax rate for the nine months ended January 25, 2025 was primarily impacted by expected federal R&D tax credits and FDII deductions and excess tax benefits from equity awards.

Equity Method Investment Income (Loss), net of Tax. Equity method investment income, net of tax for the nine months ended January 25, 2025 was $1.1 million as compared to equity method investment loss, net of tax of $(1.5) million for the nine months ended January 27,2024.

Loitering Munitions Systems

	Nine Months Ended
	January 25,	January 27,
	2025	2024
Revenue:
Product sales	$199,316	$100,645
Contract services	14,313	18,179
	$213,629	$118,824

Segment adjusted gross margin	$76,437	$39,648

Revenue. LMS revenue for the nine months ended January 25, 2025 was $213.6 million, as compared to $118.8 million for the nine months ended January 25, 2025, representing an increase of $94.8 million, or 80%. The increase in revenue was due to an increase in product revenue of $98.7 million, partially offset by a decrease in service revenue of $3.9 million. The increase in product revenue was primarily due to increased production of our LMS systems primarily due to increased global demand for our loitering munitions systems associated with the current global conflicts as well as U.S. D.o.D. resupply and a cumulative catch-up revenue adjustment for the definitization of LMS contracts of $9.9 million. The decrease in service revenue was primarily due to decreases in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment adjusted gross margin. LMS segment adjusted gross margin for the nine months January 25, 2025 was $76.4 million, as compared to $39.6 million for the nine months ended January 27, 2024, representing an increase of $36.8 million, or 93%. The increase in LMS segment adjusted gross margin was primarily due to an increase in revenue of $94.8 million, inclusive of the cumulative catch-up revenue adjustment of $9.9 million, partially offset by an increase in adjusted cost of sales of $58.0 million. The increase in adjusted cost of sales was primarily due to an increase in sales volume of approximately $62 million, partially offset by mix shift of approximately $4 million related primarily to the definitization of LMS contracts. LMS is operating under multiple unpriced change orders, or UCO's, for which we recognize revenue based upon estimates of the final price negotiations. In the period these contracts are definitized a cumulative catch-up revenue adjustment may be recorded.

Uncrewed Systems

	Nine Months Ended
	January 25,	January 27,
	2025	2024
Revenue:
Product sales	$249,296	$318,708
Contract services	19,846	25,562
	$269,142	$344,270

Segment adjusted gross margin	$138,040	$166,088

Revenue. UxS revenue for the nine months ended January 25, 2025 was $269.1 million, as compared to $344.3 million for the nine months ended January 27, 2024, representing a decrease of $75.2 million, or 22%. The decrease in revenue was due to a decrease in product revenue of $69.4 million and a decrease in service revenue of $5.7 million. The decrease in product revenue was primarily due to $69.4 million of decreased international sales of our SUAS family of systems, significantly sales to Ukraine. The decrease in service revenue was primarily due to a decrease of $4.8 million of customer funded R&D and engineering services primarily due to the completion of certain MUAS contracts during the nine months ended January 27, 2024.

UxS Segment adjusted gross margin. UxS segment adjusted gross margin for the nine months January 25, 2025 was $138.0 million, as compared to $166.1 million for the nine months ended January 27, 2024, representing a decrease of

$28.1 million, or 17%. The decrease in UxS segment adjusted gross margin was primarily due to a decrease in revenue of $75.2 million, partially offset by a decrease of $47.1 million in adjusted cost of sales. The decrease in adjusted cost of sales was due to a decrease in sales volume of approximately $40 million and by a mix shift of approximately $7 million primarily due to primarily due to a higher proportion of international products sales. Adjusted cost of sales is defined as cost of sales before intangible amortization expense including amortization of purchase accounting adjustments.

MacCready Works

	Nine Months Ended
	January 25,	January 27,
	2025	2024
Revenue:
Product sales	$1,876	$1,820
Contract services	60,930	54,827
	$62,806	$56,647

Segment adjusted gross margin	$14,963	$12,206

Revenue. MW revenue for the nine months ended January 25, 2025 was $62.8 million, as compared to $56.6 million for the nine months ended January 27, 2024, representing an increase of $6.2 million, or 11%. The increase in revenue was primarily due to an increase in service revenue of $6.1 million. The increase in service revenue was primarily due to an increase of $6.1 million in customer funded R&D efforts and engineering services in part due to HAPS return to flight services.

MW Segment adjusted gross margin. MW segment adjusted gross margin for the nine months January 25, 2025 was $15.0 million, as compared to $12.2 million for the nine months ended January 27, 2024, representing an increase of $2.8 million, or 23%. The increase in MW adjusted gross margin was primarily due to an increase in revenue of $6.2 million, partially offset by an increase in adjusted cost of sales of $3.4 million, primarily due to an increase in sales volume.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 25, 2025, our funded backlog was approximately $763.5 million, as compared to $400.2 million as of April 30, 2024. The Department of the Army issued a stop-work order on certain existing U.S. government contracts, previously awarded to us for foreign military sales funded by the U.S. government via foreign military financing. As of January 25, 2025, funded backlog included approximately $13 million impacted by the stop-work order.

In addition to our funded backlog, we also had unfunded backlog of $1,429.9 million as of January 25, 2025. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and IDIQ contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

Liquidity and Capital Resources

On September 8, 2022, we filed an S-3 shelf registration statement to offer and sell shares of our common stock and other securities, including a prospectus supplement in relation to an Open Market Sale AgreementSM, also dated September 8, 2022, with Jefferies LLC relating to the proposed offer and sale of shares of our common stock having an aggregate offering price of up to $200.0 million from time to time through Jefferies LLC as our sales agent. During the six months ended October 28, 2023, we completed the Open Market Sale AgreementSM. During the six months ended October 28, 2023, we sold 807,370 shares for total gross proceeds of $91.3 million, total proceeds received of $88.6 million, net of commission expense and $88.4 million net of equity issuance costs. As of October 28, 2023, we sold 1,917,100 of our shares for total gross proceeds of $200.0 million and $194.0 million proceeds received, net of commission expense and $193.1 million net of equity issuance costs.

On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Agreement for (i) the Revolving Facility, and (ii) the Term Loan Facility, and together with the Revolving Credit Facility, the “Credit Facilities.” The Term Loan Facility required payment of 5% of the outstanding obligations in each of the first four loan years, consisting of three quarterly payments of 1.25% each, with the remaining outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. On October 4, 2024, we amended the Credit Facility agreement to increase the Revolving Facility to $200 million, and the Term Loan Facility was fully repaid in full and removed from the Amended Credit Facility. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $9.5 million as of January 25, 2025. As of January 25, 2025, approximately $165.5 million was available under the Revolving Facility. On February 26, 2025, we borrowed an additional $15.0 million under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($7.3 million) available for issuing letters of credit of which €0.4 million ($0.4 million) was outstanding as of January 25, 2025.

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

Our primary recurring liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services, and possible acquisition of entities or strategic assets, including expenses related to the BlueHalo transaction. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Facility agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

In connection with the BlueHalo acquisition, we entered into the Debt Commitment Letter with BofA and JPM on November 18, 2024 to amend the Amended Credit Facility, and amended and restated on December 30, 2024 to include U.S. Bank, Citibank, BMO Bank, Citizens and RBC, to provide a new term loan facility, referred to as the Acquisition

Financing Facility. The initial principal amount of the Acquisition Financing Facility will be $700,000,000, and the Acquisition Financing Facility will have a maturity date of two years from the effective date of the amendment to the Amended Credit Facility. The proceeds of the Acquisition Financing Facility will be used to refinance a portion of BlueHalo’s debt and pay fees, costs and expenses incurred in connection with the Transactions. We expect the debt will be serviced from the combined cash flows of the Company and BlueHalo. Our ability to restructure or refinance this additional indebtedness (or otherwise refinance the indebtedness of BlueHalo) will depend on numerous factors, including the condition of the capital markets and our results of operations and financial condition. Any refinancing with new debt could be at higher interest rates and may require us to comply with more onerous covenants than the Acquisition Financing Facility, which could further restrict our business operations. Any refinancing through our sale of equity or equity-linked securities would result in further dilution to our stockholders or may provide for rights, preferences or privileges senior to those of holders of our common stock.

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

During the fiscal year ended April 30, 2022, we made certain commitments outside of the ordinary course of business, including capital contribution commitments to a second limited partnership fund (refer to Note 5—Equity Method Investments to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q). Under the terms of a new limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing limited partnership fund, of which $8.8 million was remaining at January 25, 2025. The contributions are anticipated to be paid over the next three fiscal years. The UGV second year earnout of €2.0 million (approximately $2.1 million) was paid in November 2023. The Tomahawk acquisition closed on September 15, 2023, and we paid a total purchase price of $134.4 million consisting of $109.8 million in stock and $24.2 million from cash on hand, net of cash acquired. Due to the internal revenue service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5 year period for tax purposes, we expect the elevated levels of cash paid for U.S. federal income taxes to continue during the fiscal year ending April 30, 2025 and future fiscal years.

Cash Flows

The following table provides our cash flow data for the nine months ended January 25, 2025 and January 27, 2024 (in thousands):

	Nine Months Ended
	January 25,	January 27,
	2025	2024

	(Unaudited)
Net cash (used in) provided by operating activities	$(1,054)	$26,965
Net cash used in investing activities	$(16,601)	$(41,432)
Net cash used in financing activities	$(8,388)	$(10,621)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the nine months ended January 25, 2025 increased by $28.0 million to $(1.1) million, as compared to net cash provided by operating activities of $27.0 million for the nine months ended January 27, 2024. The decrease in net cash provided by operating activities was primarily due to a decrease in net income of $26.7 million and a decrease in non-cash expenses of $7.2 million primarily due to a decrease in reserve for inventory excess and obsolescence, partially offset by an increase in depreciation and amortization, partially offset by an increase in cash as a result of changes in operating assets and liabilities of $5.9 million, largely related to inventories and unbilled receivables and retentions, partially offset by accounts receivable, due to year over year timing differences.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $24.8 million to $16.6 million for the nine months ended January 25, 2025, as compared to $41.4 million for the nine months ended January 27, 2024. The decrease in net cash used in investing activities was primarily due to a decrease in business acquisitions due to Tomahawk acquisition during the nine months ended January 27, 2024.

Cash Used in Financing Activities. Net cash used in financing activities decreased by $2.2 million to $8.4 million for the nine months ended January 25, 2025, as compared to net cash used in financing activities of $10.6 million for the nine months ended January 27, 2024. The decrease in net cash used in financing activities was primarily due to a decrease in net principal payments of the credit facilities of $92 million, partially offset by a decrease in proceeds from shares issued of $88.4 million.

New Accounting Standards

Please refer to Note 1—Organization and Significant Accounting Policies to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for the conclusion that we did not adopt any accounting standards during the nine months ended January 25, 2025.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments. On February 19, 2021, in connection with the consummation of the Arcturus Acquisition, we entered into the Credit Facilities. The current outstanding balance of the revolving credit facility is $25.0 million and bears a variable interest rate. The market interest rate has increased significantly, and if market interest rates continue to increase, interest due on the revolving credit facility would increase.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We occasionally engage in forward contracts in foreign currencies to limit our exposure on non-U.S. dollar transactions. With the acquisition of Telerob, a portion of our cash balance is denominated in Euros, which is Telerob’s functional currency.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 25, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 25, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 25, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Transactions are subject to customary closing conditions that must be satisfied or waived prior to the consummation of the Transactions (the “Closing”), including, among other things, (i) the absence of any order that is in effect and restrains, enjoins or otherwise prohibits the consummation of the Transactions, (ii) the shares of common stock to be issued in the Transactions being approved for listing (subject to official notice of issuance) on Nasdaq as of the Closing, (iii) our receipt of executed joinder and lock-up agreements from holders of incentive units and restrictive common units of Seller (“Seller Members”) entitled to receive 85% of the Aggregate Closing Consideration (as defined in the Merger Agreement), as adjusted, (iv) approval by our stockholders of the issuance of shares under the Merger Agreement in accordance with the rules of Nasdaq at a special meeting, and (v) receipt of all required consents of governmental authorities pursuant to antitrust laws and foreign direct investments laws, as applicable. No assurance can be given that the required shareholder consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of the consents and approvals. Any delay in completing the Transactions could cause the combined company not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Transactions are successfully completed within the expected time frame.

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

Moreover, if the Transactions are not completed for any reason, including as a result of failure to obtain all requisite regulatory approvals or if the Company stockholders fail to approve the applicable proposals, our ongoing business may be adversely affected and, without realizing any of the expected benefits of having completed the Transactions, we would be subject to a number of risks, including the following:

●	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
●	we may experience negative reactions from our customers, suppliers, distributors, other business partners and employees;
●	we will be required to pay our costs relating to the Transactions, such as financial advisory, legal, financing and accounting costs and associated fees and expenses, whether or not the Transactions are completed;
●	the market price of our common stock could decline to the extent that the current market price reflects a market assumption that the Transactions will be completed;
●	the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Transactions and such restrictions, the waiver of which are subject to the consent of BlueHalo or Seller, may prevent us from taking actions during the pendency of the Transactions that would be beneficial; and
●	matters relating to the Transactions (including integration planning) will require substantial commitments of time and resources by management and other key employees, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us as an independent company.

The business relationships of the Company and BlueHalo may be subject to disruption due to uncertainty associated with the Transactions, which could have a material adverse effect on the results of operations, cash flows and financial position of the Company or BlueHalo pending and following the Transactions.

Parties with which the Company or BlueHalo do business may experience uncertainty associated with the Transactions, including with respect to current or future business relationships with the combined company following the Transactions. The Company’s and BlueHalo’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company or BlueHalo prior to or following the Transactions. These disruptions could have a material and adverse effect on the results of operations, cash flows and financial position of the Company or BlueHalo, regardless of whether the Transactions are completed, as well as a material and adverse effect on the Company’s ability to realize the expected cost savings and other benefits of the Transactions. The risk, and adverse effect, of any disruption could be exacerbated by a delay in completion of the Transactions or termination of the Merger Agreement.

The consideration payable under the Merger Agreement will not be adjusted based on our performance.

Under the Merger Agreement, the aggregate merger consideration payable by us consists of 18,548,698 shares of our common stock, subject to downward adjustments as set forth in the Merger Agreement based on the excess closing indebtedness share amount of 1,098,133 shares and the closing leakage share amount to be determined at Closing. Leakage is defined as the aggregate amount of all distributions or payments of cash or other property made by the BlueHalo and each subsidiary of BlueHalo for certain transactions specified in the Merger Agreement between June 30, 2024 and the Closing Date. The aggregate merger consideration will not be adjusted for changes in the market price of our common stock or the economic performance of the Company or BlueHalo. If the market price of our common stock increases or the economic performance of BlueHalo relative to us declines (or the economic performance of BlueHalo relative to us improves), the consideration will not be adjusted to account for any such changes or any effective increase or decrease in the value of the consideration issued or paid under the Merger Agreement.

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

Completion of the Transactions is conditioned upon the expiration or early termination of the waiting period relating to the Transactions under the HSR Act (which expiration occurred on January 3, 2025) and other similar antitrust laws in certain other countries as well as certain other applicable laws or regulations and the governmental authorizations required to complete the Transactions having been obtained and being in full force and effect. Although the Company and BlueHalo have agreed in the Merger Agreement to use their reasonable best efforts, subject to certain limitations, to make certain governmental filings or obtain the required governmental authorizations, as the case may be, there can be no assurance that the relevant waiting periods will expire or authorizations will be obtained, and if such authorizations are not obtained, the Transactions will not be completed.

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

Securities class action lawsuits and derivative lawsuits are often brought against public companies that have entered into acquisition, merger or other business combination agreements. Transactions like the Transactions are frequently subject to litigation or other legal proceedings, including actions alleging that our Board breached their fiduciary duties to our stockholders by entering into the Merger Agreement. We cannot provide assurance that such litigation or other legal proceedings will not be brought. If litigation or other legal proceedings are in fact brought against us, or against our Board, we will defend against it, but we may not be successful in doing so. An adverse outcome in such matters, as well as the costs and efforts of a defense even if successful, could have a material adverse effect on the business, results of operations or financial position of us or the combined company, including through the possible diversion of each company’s resources or distraction of key personnel.

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

Some of our and BlueHalo’s directors and executive officers have interests in the Transactions that are different from our stockholders generally and that may influence them to support or approve the Transactions.

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

The market price of the Company Common Stock after the Transactions may be affected by factors different from those currently affecting the shares of Company Common Stock.

Upon completion of the Transactions, the Seller liquidation and the Seller distribution, Seller equityholders will become Company shareholders. Our business currently differs, and may differ in the future, in certain respects from that of BlueHalo and certain adjustments may be made to our business as a result of the Transactions. Accordingly, the results of operations of the combined company and the market price of the Company Common Stock after the completion of the Transactions may be affected by factors different from those currently affecting our results of operations.

BlueHalo is currently not a U.S. public reporting company and the obligations associated with integrating into a public company, including to remediate BlueHalo’s material weaknesses in internal control over financial reporting, may require significant resources and management attention.

BlueHalo is, and prior to the Closing will remain, a private company that is not subject to public company reporting requirements. Additionally, from the time it was formed until the time it entered the Merger Agreement, BlueHalo consummated a number of acquisitions of companies of varying degrees of size and sophistication with varying degrees of disclosure controls and procedures. As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with the annual report. BlueHalo (including all of its prior acquisitions) will be required to be included in the scope of our internal control over financial reporting in the annual report to be filed with the SEC for the fiscal year following the fiscal year in which the Closing occurs and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting. In connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2023, BlueHalo identified two material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. Specifically, BlueHalo (i) did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements and (ii) did not design and maintain program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately, or user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. Bringing BlueHalo into compliance with rules and regulations applicable to us as a public company and integrating BlueHalo into our current compliance and accounting system and disclosure controls and procedures is expected to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources. We cannot predict or estimate the amount of additional costs we may incur to bring BlueHalo into compliance with these requirements (including by remediating its outstanding material weaknesses) and we cannot guarantee the measures we take will be sufficient to satisfy our obligations as a public company. Ineffective internal control over financial reporting could also cause investors to lose confidence in the combined company’s reported financial information, which would harm the combined company’s business and likely have a negative effect on the trading price of the combined company’s shares of common stock. Furthermore, the need to establish the necessary corporate infrastructure to integrate BlueHalo may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations.

Our stockholders will have a reduced ownership and voting interest in, and will exercise less influence over the management of, the combined company following the Closing as compared to their current ownership and voting interests in the respective companies.

After the Closing, the current AeroVironment stockholders will own a smaller percentage of the combined company than their ownership of AeroVironment prior to the Transactions. Immediately after the Closing, the Seller liquidation and the Seller distribution, our stockholders as of immediately prior to the Closing, based on shares of AeroVironment common stock outstanding as of February 7, 2025, are expected to own approximately 61.8% of the outstanding shares of the combined company and Seller equityholders are expected to own approximately 38.2% of the outstanding shares of the combined company. The exact equity stake of AeroVironment stockholders and Seller equityholders in the combined company immediately following the effective time will depend on the number of shares of AeroVironment common stock issued and outstanding immediately prior to the effective time and additional adjustments to the Aggregate Closing Consideration for the closing leakage share amount. As a result of this reduced ownership, the current AeroVironment stockholders will be able to exercise less influence over the combined company following the Closing as compared to their current ownership.

We anticipate our indebtedness will increase upon completion of the Transactions and may have the effect of heightening other risks we now face.

Upon completion of the Transactions, we intend to refinance certain indebtedness of BlueHalo and, assuming that occurs, our consolidated indebtedness will increase substantially and we will be subject to increased risks associated with debt financing. As of January 25, 2025, we had indebtedness of approximately $25 million under our existing credit agreement consisting of borrowings under our $200 million revolving credit facility. In connection with the execution of the Merger Agreement, we entered into a commitment letter (the “Debt Commitment Letter”) with BofA NA and BofA Securities, Inc. and JPM on November 18, 2024 and amended and restated on December 30, 2024 to include U.S. Bank, Citi, BMO Bank, Citizens, and RBC; RBC, together with BofA, JPM, U.S. Bank, Citi, BMO Bank, and Citizens, the “Commitment Parties,” and BofA Securities, JPM and U.S. Bank, collectively, the “Joint Lead Arrangers”), pursuant to which the Joint Lead Arrangers have committed to amend our existing credit agreement (such amendment, the “Credit Agreement Amendment”) to provide a new Term Loan A facility (the “Acquisition Financing Facility”). The initial principal amount of the Acquisition Financing Facility will be $700 million, and the Acquisition Financing Facility will have a maturity date of two years from the effective date of the Credit Agreement Amendment.

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

Our ability to restructure or refinance this additional indebtedness (or otherwise refinance the indebtedness of BlueHalo) will depend on numerous factors, including the condition of the capital markets and our results of operations and financial condition. Any refinancing with new debt could be at higher interest rates and may require us to comply with more onerous covenants than the Acquisition Financing Facility, which could further restrict our business operations. Any refinancing through our sale of equity or equity-linked securities would result in further dilution to our stockholders or may provide for rights, preferences or privileges senior to those of holders of our common stock.

The growth of BlueHalo’s business through recently completed acquisitions may expose BlueHalo and the combined company to various risks, including those relating to difficulties in identifying suitable, accretive acquisition opportunities and integrating businesses, assets and personnel, as well as difficulties in obtaining financing for targeted acquisitions.

BlueHalo has pursued selected, accretive acquisitions of complementary assets and businesses. Acquisitions involve numerous risks, including:

●	unanticipated costs and exposure to liabilities assumed in connection with the acquired business or assets, including, but not limited to, environmental liabilities and title issues;
●	difficulties in integrating the operations and assets of the acquired business and the acquired personnel;
●	complexities associated with managing a larger, more complex, integrated business;
●	limitations on BlueHalo’s ability to properly assess and maintain an effective internal control environment over an acquired business;
●	potential losses of key employees, customers and business partners of the acquired business;
●	performance shortfalls at one or both of the companies as a result of the diversion of management’s attention from their day-to-day responsibilities caused by completing an acquisition and integrating an acquired business;
●	risks of entering markets in which BlueHalo has limited prior experience; and
●	increases in BlueHalo’s expenses and working capital requirements.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties, and may require a significant amount of time and resources. Difficulties may arise when integrating an acquired business’s operations and in realizing expected benefits and synergies from acquisitions. The integration process may involve unforeseen difficulties and may require a disproportionate amount of managerial and financial resources. The inability to successfully integrate the operations of acquired businesses may prevent consolidation savings and result in the incurrence of unanticipated costs and liabilities.

Failure to incorporate acquired businesses and assets into its existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on the business, liquidity position, financial condition, prospects and results of operations. Furthermore, competition for acquisitions may increase the cost of or otherwise impede the completion of acquisitions.

In addition, insufficient capital resources would prevent the completion of any acquisitions. The combined company may incur substantial indebtedness to finance any future acquisitions and also may issue equity, debt or convertible securities in connection with such acquisitions. Debt service requirements could represent a significant burden on the combined company’s results of operations and financial condition, and the issuance of additional equity or convertible securities could be dilutive to the combined company’s stockholders. Furthermore, the combined company may not be able to obtain additional financing as needed or on satisfactory terms.

The combined company’s ability to continue to grow through acquisitions and manage growth will require the combined company to continue to invest in operational, financial and management information systems and to attract, retain, motivate and effectively manage its employees. The inability to effectively manage the integration of acquisitions could reduce the combined company’s focus on operations, which, in turn, could negatively impact its earnings and growth. The combined company’s financial position and results of operations may fluctuate significantly from period to period, based on whether or not significant acquisitions are completed in particular periods.

Risks Related to Our Business and Industry

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, delays in contract awards or in the release of approved funds may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales, including sales of our UxS and LMS products and services, from the U.S. government and its agencies and from foreign governments, our results of operations could be adversely affected by government spending caps, delays in the government budget process, program starts, the award of contracts or orders under existing contracts, or delays in release of funds by the federal government. Delays in the definitization of a contract could result in delayed funding, billing and payment. Our business may be adversely impacted due to shifts in the political environment and resulting changes in the government and agency leadership positions and priorities for funding. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline, or that such funding will be accessible consistent with previously realized timelines due to federal budgetary review activities and potential freezes on or cancellation of various governmental programs from time to time. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the U.S. government, such as policy changes regarding prior military commitments by the second Trump administration, including those regarding ongoing conflicts, including between Russia and Ukraine or Israel and Hamas, or an impasse on policy issues between the executive branch and Congress, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts. We have recently received a stop work order on certain existing U.S. government contracts previously awarded to us for foreign military sales funded by the U.S. government via foreign military financing because of shifting foreign military aid priorities, which are having a negative impact on our results of operations. We may continue to receive future stop work orders and/or contract cancellations for other existing U.S. government contracts due to shifting foreign military aid priorities, including due to the recently announced pause on U.S. military assistance to Ukraine, and we cannot project the aggregate negative impact on our results of operations due to any future stop work orders and/or contract cancellations.

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

Escalating restrictions between the U.S. and China contribute to supply chain complexities. In January 2024, China imposed sanctions on AeroVironment in response to sales of military equipment by the U.S. Government to Taiwan. Additionally, in March 2025, China’s Ministry of Commerce placed the Company on China’s export control list. While we have not experienced, and do not expect to experience, a material negative impact on our business as a result of the announced sanctions and export restrictions, we cannot be certain that a material negative effect will not occur in the future as a result of these sanctions and restrictions or future sanctions or restrictions that may be imposed. Some of our components sourced from foreign countries, including China, are at risk of further sanctions and other trade restrictive actions, and any escalation in global trade tensions or trade restrictions may hinder our ability to obtain these components from new suppliers. Restrictions on semiconductor manufacturing equipment and raw materials could lead to higher material costs, material unavailability, and transportation uncertainty.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plan

During the three months ended January 25, 2025, none of our directors or officers adopted or terminated a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6. EXHIBITS

Exhibit Number	Description
2.1(1)	Agreement and Plan of Merger, dated November 18, 2024, by and among the Company, Merger Sub, BlueHalo and Seller
3.1(2)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc.
3.2(2)	Fifth Amended and Restated Bylaws of AeroVironment, Inc., amended as of October 1, 2024.
10.1(1)	Form of Seller and Sponsor Member Support Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024)
10.2(1)	Form of Joinder and Lock-Up Agreement (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024)
10.3(1)

Shareholder’s Agreement, dated as of November 18, 2024, by and among the Company and the Sponsor Members party thereto (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on November 19, 2024)

10.4(3)	Amended and Restated Executive Severance Plan of AeroVironment, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 5, 2024)
10.5(3)	Executive Transaction Severance Plan of AeroVironment, Inc. (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on December 5, 2024)
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed November 19, 2024 (File No. 001‑33261).
(2)	Incorporated by reference herein to Exhibit 3.1 and Exhibit 3.2 to the Company’s Current Report on Form 8-K filed October 3, 2024 (File No. 001‑33261).
(3)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed December 5, 2024 (File No. 001-33261).

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

Date: March 4, 2025		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)