Form 10-K
period 2025-04-30
AeroVironment Inc
filed 2025-06-25
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2025
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
Registrant’s telephone number, including area code: (703) 418-2828

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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on October 26, 2024 was approximately $6,162.2 million.

As of June 18, 2025, the issuer had 45,692,904 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2025, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms including, but not limited to, “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts,” “seeks” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development (“R&D”) programs and the changes in the timing and/or amount of government spending;
●	our reliance on certain customers, including the U.S. government and allied foreign governments, for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and international customers and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator, to create new market opportunities and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages of components for our products;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts;

●	increased competition, including from firms that have substantially greater resources than we have and, in the uncrewed systems market, from lower-cost consumer drone manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;
●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, such as supply chain disruptions, public health crises, curtailments of trade, diversions of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;

●	failure to develop new products or integrate new technology into current products;
●	unfavorable results in legal proceedings;

●	our ability to comply with the covenants in our loan documents;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

Item 1. Business.

Acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”)

On May 1, 2025, we closed our acquisition of BlueHalo, a Delaware limited liability company, pursuant to the Agreement and Plan of Merger, dated as of November 18, 2024 (the “Merger Agreement” by and among us, Archangel Merger Sub LLC, a Delaware limited liability company (the “Merger Sub”), BlueHalo, and BlueHalo Holdings Parent, LLC, a Delaware limited liability company and sole member of BlueHalo (“Seller”).

Other than financial data, the disclosures and references in this Item 1 to this Annual Report, including the description of our business operations in this Item 1, and risk factors related to our operations included in Item 1A include the BlueHalo acquisition, unless otherwise specifically noted. References to financial data, unless otherwise indicated, do not include the BlueHalo acquisition. The assets, liabilities and results of operations of BlueHalo have not been consolidated into our results as of and for the period ended April 30, 2025 or any of the historical periods presented.

Overview

We are a defense technology provider delivering integrated capabilities across air, land, sea, space, and cyber. We develop and deploy autonomous systems, precision strike systems, counter-UAS technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. We operate a national manufacturing footprint to deliver proven systems and capabilities whose markets offer the potential for significant long-term growth. In addition, we believe that some of the innovative potential products, services and technologies in our R&D pipeline will emerge as new growth platforms in the future, creating additional market opportunities. Effective May 1, 2025, we operate our business in two reportable segments: (1) Autonomous Systems and (2) Space, Cyber and Directed Energy.

Autonomous Systems

Uncrewed Aircraft Systems (“UAS"). Our family of uncrewed systems includes Group 1-3 UAS which are deployed globally and provide multi-mission capability, autonomy, versatility, reliability and ease of use, providing the warfighter with critical situational awareness.

●	Small UAS (“SUAS”): Small UAS in Groups 1 and 2 are designed for reliable operation at low altitudes, offering real-time observation and communication capabilities with easy transport, assembly, and quiet electric propulsion. Products include Puma LE, Puma 3 AE, Puma VTOL, P550, Raven B, and VAPOR 55 MX. Systems within the SUAS portfolio utilize our common and interoperable handheld ground control systems and an array of spare parts and accessories.
●	Medium UAS (“MUAS”): Our Group 3 solutions include the JUMP 20, JUMP 20-X, and T-20. All are field-deployable and deliver extended endurance and increased payload capacity to unlock a broader set of uncrewed missions.
●	Kinesis Command and Control Software: Our Kinesis software is an advanced command and control platform designed to enhance the operation of our diverse uncrewed systems, including UAS, ground vehicles, and maritime vessels. Kinesis integrates seamlessly with our product suite, offering a scalable and intuitive interface that centralizes the control of multiple assets and provides real-time situational awareness. The software’s interoperability and automated mission planning capabilities reduce operator workload, improve decision-making, and increase mission success rates.

Counter-UAS (“C-UAS”) and Precision Strike. Precision Strike includes our family of loitering munitions solutions (“LMS”) that deliver actionable intelligence and precision firepower modern warfighters need to achieve mission success across multiple domains. C-UAS includes our family of radio frequency and kinetic C-UAS products which, when combined with our Directed Energy C-UAS solution, provide a comprehensive suite of counter-drone solutions with rapid deployment and advanced threat detection and defeat, as well as our Electronic Warfare (“EW”) solutions which provide critical tactical communication, geolocation and cyber effects capabilities utilizing modular architectures and open standards.

●	Precision Strike: Our Switchblade family includes the Switchblade 300 and Switchblade 600, which are loitering munitions solutions and provide portable, low-signature, precision strike capabilities against static or mobile targets and Blackwing, which provides intelligence, surveillance and reconnaissance (“ISR”) capabilities. In addition to these loitering munitions products, we recently launched a One Way Attack offering called Red Dragon. The Red Dragon family of products offers an autonomous capable, GPS-denied, precision-strike, one-way attack UAS engineered for scalable production and deployment. Designed to operate in disrupted, disconnected, intermittent, and low-bandwidth conditions, it delivers unmatched resilience against advanced electronic warfare threats.

●	Radio Frequency (“RF”) and Kinetic C-UAS: Our Titan family of solutions provides comprehensive C-UAS RF capabilities deployed across two core products. Titan C-UAS offers advanced threat detection and rapid response, deploying within five minutes to identify and intercept hostile drones. This autonomous system, powered by artificial intelligence (“AI”) and machine learning (“ML”), defeats Group 1 and 2 drones, providing non-specialist operators with comprehensive situational awareness and defensive capabilities against UAS threats. Titan SV delivers comprehensive 360° surveillance, efficiently localizing malicious SUAS. We recently unveiled our latest Titan offering, the Titan IV, offering a smaller, lighter and more powerful RF-based solution to detect and defeat Group 1 and 2 drone threats. Also included is our newest C-UAS kinetic interceptor, Freedom Eagle (“FE-1”). This next-generation C-UAS drone and air defense missile system provides enhanced lethality at range against Group 3 UAS and other large aerial threats, while seamlessly integrating with existing infrastructure and command and control systems.

●	Electronic Warfare Systems: Our EW Systems are designed utilizing sensor open system architecture (“SOSA”) and modular open systems architecture (“MOSA”) standards as well as AI/ML technologies for RF signature analysis and automated detection and identification of out-of-band signals, enhancing system interoperability, modularity, and resilience to enable operational advantage across contested domains. This approach ensures seamless integration with existing defense infrastructures and allied systems, enabling cohesive and collaborative operations. Key products include the SharkCage Tactical Chassis, which is an expeditionary command, control, communications, computers, cyber, intelligence, surveillance and reconnaissance (“C5ISR”)/EW chassis environmentally sealed to withstand the elements associated with land, air, and sea operations as well as the extreme temperature changes associated with airborne missions, and BlueFin Angler SDR which supports multiple signals of interest and third-party waveforms.

Other. Included in “Other” is MacCready Works, our innovation engine where autonomy, AI, and advanced platform technologies converge to deliver next-generation capabilities; Unmanned Maritime; Uncrewed Ground Systems (“UGV”); and High-Altitude Pseudo-Satellites (“HAPS”).

●	Autonomy, AI and Advanced Platform Technologies: In our MacCready Works organization, we develop solutions, such as ACE, SPOTR-Edge, and ARK, to enable robotic systems to perform complex missions in complex environments requiring advanced AI/ML and autonomy. Our most recent One Way Attack offering, Red Dragon, was designed and developed in MacCready Works.

●	Unmanned Maritime: Unmanned Maritime provide effective surveillance, reconnaissance, and mine detection in contested waters. The Defender is a robust Remotely Operated Vehicle (“ROV”) designed for precise control of the vehicle position and orientation, heavier payloads, and demanding intervention, such as rendering unexploded ordnance safe or to search and retrieve evidence. The Pro 5 and Ally are modular underwater systems for diverse operational needs, combining speed, power, efficiency and agility.

●	UGV: Our UGV systems support complex explosive ordinance disposal (“EOD”) operations through multi-axis manipulation and integrated tool exchange capabilities. Our UGVs have proven themselves in a variety of dangerous applications including EOD and improvised explosive devices (“IED”), hazardous materials handling (“HAZMAT”), chemical, biological, radiological, nuclear and explosive (“CBRNE”) threat assessments and special weapons and tactics (“SWAT”) team operations. Products include tEODor EVO and Telemax EVO.

●	HAPS: HAPS are long-endurance UAS maintaining geosynchronous orbits, providing low-latency communications, and operating over large areas of interest. HAPS can carry a variety of communications and sensing payloads that are easily installed, upgraded, and swapped based on mission needs.

Space, Cyber and Directed Energy

Space and Directed Energy. As space becomes a more contested domain, investments in satellite operations and communications, missile warning systems, and space-based ISR ensure dominance and resilience in potential conflicts. Directed energy C-UAS systems use high energy laser systems paired with AI/ML enabled sensing technology to track, identify, and defeat targets.

●	Digital beamforming technology: Our proprietary multi-band/beam software defined antenna (“MSDA”) tile allows simultaneous communication with multiple satellites across different frequency bands and provides agile, resilient, and modular solutions for next-generation space operations. This technology is deployed across the Badger product providing agile, deployable multi-beam, multi-band antennas, offering a modular, reconfigurable digital phased array for satellite communications, telemetry and EW missions and the Wasp product, which provides next generation technologies in satellite communications, telemetry, EW and radar employing multiple, independently steerable, simultaneous beams at diverse center frequencies and bandwidths supporting seamless interface with both new and existing antenna reflectors.

●	Laser Communications: High-bandwidth, secure data transmission systems for modern space operations enable Low Probability of Intercept and Low Probability of Detect communications. Our payloads provide up to 100 times more bandwidth than RF for stable, resilient space communications.

●	Space-Qualified Hardware: Our trusted hardware delivered for mission critical capabilities includes line of sight stabilization and control electronics in Low Earth Orbit (“LEO”), Medium Earth Orbit (“MEO”), Geostationary Earth Orbit (“GEO”), and cislunar orbits. We have over 260 systems currently on orbit, including angular rate sensors, fast steering mirrors, power system controllers, command and data handling, and spacecraft attitude determination and control units.

●	Phased Array Antenna Technology: Our PANTHER family of systems supports hypersonic telemetry and tracking and other missile testing.
●	Directed Energy: The Locust Laser Weapon System (“LWS”) and Locust TATS uses advanced AI and engineering for an effective directed energy kill chain, tracking, identifying, and defeating targets with a high energy laser system. Designed for roll-on/roll-off modularity and quick deployment, it is easily transported and integrated onto various platforms.

Cyber and Mission Systems. Our Cyber and Mission Systems provide specialized operational support, services, and technologies to execute critical missions within the national security community.

●	Cyber: Our expertise spans offensive and defensive cyber capabilities, Geospatial Intelligence (“GEOINT”), Signals Intelligence (“SIGINT”), Measurement and Signature Intelligence (“MASINT”) as well as Open Source Intelligence (“OSINT”) analytics. Our cyber solutions are engineered to empower national security and defense operations with advanced tools and capabilities in both offensive and defensive cyber operations enabling full-spectrum warfare.

●	Mission Systems: Our HaloCortex OSINT Platform is an AI-powered OSINT Analysis product that leverages the largest data store in the world, to provide unique insights and solve Department of Defense (“DoD”) and commercial challenges.

Our Strategy

As a leading defense technology provider, our strategy is to grow our business by delivering innovative, mission-critical, safe and reliable multi-domain solutions tailored to our customers’ most pressing challenges. Delivering these capabilities enables us to create new markets, gain share in existing markets, and benefit from overall market expansion with increased adoption of these critical new technologies. Our strategy involves introducing new solutions, or acquiring differentiated solutions developed by others, to enhance the value we provide to customers, while supporting profitable growth across both existing and emerging markets. By providing differentiated solutions, we believe we are positioned to compete effectively against large, well-funded, and/or incumbent competitors that may possess advantages in scope, scale, resources and relationships. Key components of this strategy include the following:

Expand the market penetration of existing products and services. Our UAS, C-UAS and Precision Strike, Space and Directed Energy, Cyber and Mission Systems and other businesses have gained reputations as performance leaders and technology innovators in their respective markets. We intend to increase the penetration of our products and services within the U.S. military, the militaries of allied nations, other government agencies and non-government organizations, including commercial entities. Our strategy is based on the expectation that continued adoption of our solutions by the U.S. military will stimulate demand among allied nations and that exploring new applications will generate opportunities beyond the initial military market.

Deliver innovative new solutions into existing and new markets. Customer focused innovation is the primary driver of our growth. We plan to continue investing in internally funded R&D projects while expanding our pursuit of customer-funded R&D projects to generate revenue and develop better, more capable products, services and business models, both in response to and in anticipation of emerging customer needs. In some cases, such innovations result in upgrades to existing offerings while expanding their value among existing customers and markets. In other cases, such innovations become entirely new solutions that enable us to address new markets, customers and business opportunities.

We believe our strategy, which is focused on R&D investments, will allow us to deliver innovative new products and services that address market needs both within and beyond our current target markets, enabling the creation of new growth opportunities. We view strategic partnerships as a means by which to further the reach of our innovative solutions by accessing new markets, customers, and complementary capabilities. We also consider acquisitions as a method to obtain valuable products, capabilities or technologies that can further enable our growth strategy.

Foster our entrepreneurial culture and continue to attract, develop and retain highly-skilled personnel. Our company culture encourages innovation and entrepreneurship, which helps to attract and retain highly skilled mission-focused professionals. This culture encourages the development of innovative, highly technical system solutions and business models that give us our competitive advantage. Our values guide the behavior of our team members and help maintain a positive work environment that fosters loyalty among both employees and customers. These values also support the successful integration of new team members who join through acquisitions.

Preserve our agility and flexibility. We respond rapidly to evolving markets, address complex customer challenges, and aim to deliver new products, services, and capabilities quickly, efficiently, and affordably compared to available alternatives. We believe our agility and flexibility strengthen relationships with customers and partners and serve as key differentiators when competing against organizations with greater resources.

Effectively manage our growth portfolio for long-term value creation. Our production and development programs and services present numerous investment opportunities that are expected to deliver long-term growth by providing customers with valuable new capabilities. We evaluate each opportunity independently and against other investment opportunities, to determine its relative cost, timing and potential for generation of returns. This process helps us make informed decisions regarding potential growth capital requirements. It also supports our allocation of resources based on relative risks and returns to maximize long term value creation, which is the key objective of our value creation strategy. We regularly review our portfolio to determine if and when to narrow our focus on the highest potential opportunities and exit unattractive or non-core product lines.

Stay engaged with our key defense customers. We receive support from members within our Strategic Advisory Group (“SAG”), which provides executive level advice to our senior leaders on all matters relating to the DoD. SAG members are highly qualified former members of the U.S. DoD, including retired General and Flag Officers and Senior Executive Service members, each with many decades of experience. We also have a government relations team comprised of individuals with prior military, government and policy making experience who regularly meet with key decision makers within the Pentagon, Congress and other key organizations within the U.S. government. Our global business development organization seeks to understand customer needs, responds to information requests, submits proposals, solicits feedback on the performance of our products, furnishes spares, and provides training and customer support. Finally, our project and program managers work intimately with customers to oversee the design, development, testing, manufacturing and delivery of solutions the customers want and need.

Customers

We sell the majority of our products and services to the U.S. DoD, serving branches such as the U.S. Army, Marine Corps, Special Operations Command, Air Force, Navy, Space Force, and Cyber Command; the intelligence community agencies; public safety agencies; allied governments and coalition partners through direct commercial sales or foreign military sales; and to commercial customers, supporting critical infrastructure protection, open-source intelligence operations, and advanced research initiatives.

During our fiscal year ended April 30, 2025, prior to the acquisition of BlueHalo, we generated approximately 20% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the U.S. DoD. For that same period, other U.S. government agencies and government subcontractors accounted for 27% of our sales revenue. Sales revenue to foreign customers, inclusive of foreign military sales made through the U.S. DoD, commercial and consumer customers accounted for the remaining 53% of sales revenue during our fiscal year ended April 30, 2025, of which Ukraine accounted for 18% of our total sales revenue. With the acquisition of BlueHalo, we expect the proportion of total revenue attributable to sales to the U.S. DoD and other U.S. government agencies to increase in fiscal year 2026.

Technology, Research and Development

Technological Competence and Intellectual Property

A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments in critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets constitutes an important element of this process. We constantly revisit our customer requirement assumptions to evaluate continued investment and to seek to ensure that our products and services deliver high value and, conversely, high returns.

As of April 30, 2025, prior to the BlueHalo acquisition, we had issued and retained 353 U.S. patents, as well as 103 pending U.S. patent applications; and numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection. We recently filed trademark applications for our new stylized corporate AV logo incorporating a halo feature, as well as the mark All Domain Dominance. Further we have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, VAPOR, Arcturus UAV, JUMP, Tomahawk Robotics, and Kinesis, and have several pending applications for trademark registration.

Upon the closing of the BlueHalo acquisition on May 1, 2025, we obtained an additional 150 issued U.S. patents with 60 patents pending, and numerous foreign issued patents and pending patent applications.

BlueHalo has many registered trademarks as well as many pending trademark applications, including but not limited to U.S. trademarks for its major products like TITAN C-UAS, LOCUST, UAS-MAX, Badger, WASP, NXTHEALTH, NXTTRUST, NXTAERO, NXTRF, NIQUIST, SCRAAWL, Protection from the Swarm, and several more.

The U.S. government licenses some of our intellectual property that was specifically developed in performance of government contracts and may use or authorize others to use this intellectual property. In some cases, we fund the development of certain intellectual property to maximize its value and limit its use by potential competitors. While the development and protection of our intellectual property are integral to the continued success of our business, the loss or limitation of rights to any particular piece of intellectual property is not expected to have a material adverse effect on our overall business.

Research, Development and Commercialization of Projects

A core component of our business strategy is the focused development and commercialization of innovative solutions that we believe have the potential to become new products or services that create large new markets or accelerate growth within our existing markets. We invest in an active pipeline of these commercialization projects ranging in maturity from technology validation to early market adoption. We cannot predict when, if ever, we will successfully commercialize these projects, or the exact level of capital expenditures they could require, which could be substantial.

Technological Capabilities

Our core technological capabilities, developed over more than 50 years of innovation, include robotics and robotics systems autonomy; modular open systems architecture; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning, AI and autonomy; land, maritime and air deployment of munitions and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic crewed and uncrewed mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and integrated mission solutions for austere environments.

The BlueHalo acquisition significantly enhanced our core technological capabilities, which now include advanced RF system design and development, software defined digital phased array antennas and radars, space qualified electronics, laser communication technologies, software defined radios, electronic warfare technology, target acquisition and tracking, directed energy-based weapons systems for counter uncrewed systems, RF-based systems for counter uncrewed, next generation counter uncrewed system missile technology, XR/VR system for training, modeling and simulation, hardware in the loop simulations, C2 sensing and tracking, uncrewed maritime platforms, uncrewed aerial platforms, full spectrum cyber operations, tactical mission networks, multi-int data analytics and threat intelligence, tools and analytics for GEOINT, SIGNINT, MASINT and OSINT, aerospace power and propulsion, material and processes, directed energy, photonics and electronics, biological and nanoscale technology, and health and human performance.

Competition

We believe the principal competitive factors in the markets for our products and services include product performance; safety; innovative features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand reputation. Several companies across the globe, primarily in the U.S., attempt to compete in our markets to some degree, although we believe none matches the breadth and depth of our product line nor our expertise in core capabilities.

The defense market for UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. Our current principal competitors include Elbit Systems Ltd., Quantum-Systems, Inc., Edge Autonomy, Teledyne Technologies, Inc., Sierra Nevada Corporation, Lockheed Martin Corporation, The Boeing Company, Textron, Inc., Shield AI, Inc., Northrop Grumman Corporation, Griffon Aerospace, Inc., L3Harris Technologies, Inc. and Israeli Aircraft Industries.

The defense and technology markets for the C-UAS and Precision Strike products and solutions are highly competitive, evolving with rapid technological advancements and shifting customer needs. Competitors in the LMS market include Textron Inc., RTX Corporation, Lockheed Martin Corporation, Anduril Industries, Inc., Aevex Holdings, LLC and UVision Air Ltd. Competitors in the C-UAS and Electronic Warfare markets include Anduril Industries, Inc., The Boeing Company, Lockheed Martin Corporation, RTX Corporation and other emerging technology firms and international players.

The space technology and directed energy market includes competitors such as The Boeing Company, Lockheed Martin Corporation, L3Harris Technologies, Inc., BAE Systems, Inc., and RTX Corporation. These companies have extensive experience and resources, offering satellite systems and spacecraft engineering solutions that compete with our offerings.

The cyber and mission systems areas are highly competitive, with principal competitors including L3Harris Technologies, Inc., Thales Group, Anduril Industries, Inc, and Sierra Nevada Corporation. We also face competition from specialized cybersecurity firms.

Manufacturing and Operations

We pursue a lean and efficient production strategy across our business, focusing on rapid prototyping and design, supply chain management, initial and final assembly, integration, quality and in-process/final acceptance testing. Using concurrent engineering techniques within an integrated product team structure, we rapidly prototype design concepts and products, while optimizing our designs to meet manufacturing requirements and mission capabilities which address rapidly evolving threats and customer specifications.

We continue to invest in infrastructure that has enabled us to meet growing demand and efficiently scale capacity to produce thousands of systems annually. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization (“ISO”) certification for Quality Management Systems, integrated supply chain strategy, document control systems and process control methodologies for production. Our ISO 9001:2015 + AS9100D certified manufacturing facilities, which focus on continuous improvement in order to increase acceptance rates, reduce lead times, improve efficiency and lower cost.

We also provide customer service, support and training to ensure the safe and effective operation of our solutions in the field. We employ a “train the trainer” approach that enables subject matter experts within our customers to utilize our solutions at scale.

Seasonality

No material portion of our business is considered to be seasonal. Historically, revenue in the second half of our fiscal years has exceeded revenue in the first half. This trend is expected to continue in fiscal year 2026 following the acquisition of BlueHalo. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our systems to customer specification, customer acceptance and other regulatory requirements.

Raw Materials and Suppliers

We are dependent upon the availability of materials and major components and the performance of our suppliers. Historically, we have been successful in obtaining the materials required in our manufacturing processes. We seek to manage materials supply risk through long term non-binding agreements with certain key suppliers that help stabilize pricing, reduce lead times, enhance planning accuracy and, to some degree, mitigate risk. While we believe that all such raw materials and components are available to meet our needs from various suppliers, certain supply chain constraint trends, such as increased demand for domestic suppliers, could cause delays in production and development programs and negatively impact our operating results (see Item 1A, Risk Factors—“ If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business,” for more information).

Human Capital Resources

We recognize our employees as the most invaluable assets of our company, serving as the cornerstone of our accomplishments. With this in mind, we endeavor to establish ourselves as an employer renowned for fostering a positive work environment that encourages personal development, ensures workplace safety and promotes opportunity. We firmly believe that such a corporate culture enhances employee satisfaction while also nurturing creativity and productivity, thereby driving our continuous innovation efforts. Central to our ethos is prioritizing the employee experience, a commitment underscored by our esteemed certification from the Great Place to Work Institute, Inc., designating us as a “Great Place to Work” each year since 2019.

Workforce Demographics

As of April 30, 2025, we had 1,456 full time employees and 19 part time employees, of whom 528 were in R&D and engineering, 75 were in sales and marketing, 533 were in operations and 339 were general and administrative personnel. Upon closing of our acquisition of BlueHalo on May 1, 2025, our workforce increased to 3,594 full time employees and 137 part time employees including over 200 employees with a PhD.

Talent Acquisition, Retention and Development

Our ability to attract, cultivate, and retain highly skilled individuals, particularly those with technical and engineering expertise and high-level security clearances, is paramount for the successful execution of our strategic objectives and the expansion of our enterprise. We maintain vigilant oversight of recruitment, employee retention, and management practices. A pivotal component of our People and Culture strategy involves the recruitment of early-career professionals through collegiate programs and internships, with a specific focus on technical disciplines.

Furthermore, we engage in regular confidential surveys to gather insights from our workforce, using the feedback to enhance our organizational environment. Our commitment to our employees is demonstrated through competitive compensation packages, including performance incentives and recognition schemes that encompass all levels within our company. We prioritize the development of our workforce through educational initiatives, training programs, and support for further education and professional certifications. Moreover, we conduct meticulous succession planning for leadership roles to ensure the sustained cultivation of a talented management cadre essential for the realization of our strategic vision.

Employee Safety and Health

Our safety and health program enhances operational efficiency by offering tailored safety, health, and wellness initiatives. This program establishes secure working conditions, fosters a positive work atmosphere, enhances employee resilience, and bolsters the company's overall value. We diligently track employee health and safety metrics, setting monthly and annual goals to minimize work-related injuries and illnesses, thereby reducing the number of lost workdays and mitigating productivity setbacks resulting from such incidents. Furthermore, we extend health and wellness benefits to our employees for their well-being.

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define backlog as remaining unsatisfied performance obligations under firm orders for which work has not been performed. As of April 30, 2025 and 2024, our backlog was approximately $726.6 million and $400.2 million, respectively. We expect that approximately 90% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2026.

In addition to funded backlog, we also had unfunded backlog of $774.6 million and $135.4 million as of April 30, 2025 and 2024, respectively. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and fixed price contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all. Management believes that unfunded backlog does not provide a reliable measure of future estimated revenue under our contracts.

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

In addition, we are subject to industry specific regulations due to the nature of the products and services we provide. For example, certain aspects of our business are subject to further regulation by additional U.S. government authorities, including (i) the Federal Aviation Administration (“FAA”), which regulates airspace for all air vehicles in the U.S. National Airspace System, (ii) the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless communications upon which our UAS depend in the United States, (iii) the Defense Trade Controls of the U.S. Department of State that administers the International Traffic in Arms Regulations, which regulate the export of controlled technical data, defense articles and defense services, and (iv) the Export Administration Regulations as administered by the U.S. Department of Commerce’s Bureau of Industry and Security, which regulate the export of goods, software, and technology, including items that have dual-use for both commercial and military applications.

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

U.S. Government Contracting Process

We sell the majority of our products and services under contracts with the U.S. government. Most of our current U.S. government contracts were awarded through a competitive bidding process. The U.S. government awards competitive bid contracts based on proposal evaluation criteria established by the procuring agency. Competitive bid contracts are awarded after a formal bid and proposal competition among providers. Following award, competitive bid contracts may be challenged by unsuccessful bidders. The funding of U.S. government programs is subject to congressional appropriations. The U.S. military funds its contracts for our products either through operational need statements or as programs of record, defined as a program which, after undergoing extensive DoD review and product testing, is included in the five year government budget cycle.

Material U.S. Government Contract Provisions

All contracts with the U.S. government contain provisions, and are subject to laws and regulations, that give the government rights and remedies not typically found in commercial contracts, such as rights that allow the U.S. government to terminate existing contracts for convenience; terminate contracts for default upon the occurrence of certain enumerated events; unilaterally modify contracts with regard to certain performance requirements; cancel multi-year contracts and related orders, if funds for contract performance for any subsequent year become unavailable; potentially obtain rights in, or ownership to, intellectual property associated with products and systems developed or delivered by a contractor as a result of its performance of the contract; adjust contract costs and fees on the basis of audits completed by its agencies; suspend or debar a contractor from doing business with the U.S. government; and control or prohibit the export of certain items.

Compensation, if any, in the event of a termination for default is limited to payment for work completed at the time of termination. In the event of a termination for convenience, the contractor may receive the contract price for completed work, as well as its costs of performance of terminated work including an allowance for profit and reasonable termination settlement costs.

U.S. Government Contract Categories

There are three primary types of government contracts in our industry. These basic types of contracts are typically referred to as fixed price contracts, cost reimbursable contracts, including cost plus fixed fee, cost plus award fee, and cost plus incentive fee, and time and materials contracts.

Fixed-Price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will not be able to perform at a cost below the fixed price, except for costs incurred because of contract changes ordered by the customer.

Cost Reimbursable. These contracts reimburse allowable costs and include types such as cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations, or if the costs exceed the contract funding. They typically present lower profit margins and risk. Cost plus fixed fee contracts are cost reimbursable contracts that provide for payment of a negotiated fee that is fixed at the inception of the contract. A cost plus award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount, which may be zero, fixed at inception of the contract and an award amount, based upon the government’s satisfaction with the performance under the contract. A cost plus incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.

Time-and-Materials. Under these contracts, our compensation is based on a fixed hourly rate established for specified labor or skill categories. We risk reduced profitability if our actual costs exceed the costs incorporated into the fixed hourly labor rate. One variation of a standard time and materials contract is a time and materials, award fee contract. Under this type of contract, a positive or negative incentive can be earned based on achievement against specific performance metrics.

Additional key contract frameworks include the following:

IDIQ and IDIQ Type Contract Form. The U.S. government frequently uses IDIQ and IDIQ type contracts to obtain contractual commitments to provide products or services over a period of time pursuant to established general terms and conditions. IDIQ and IDIQ type contracts typically have multi-year terms and unfunded ceiling amounts that enable, but do not commit, the U.S. government to purchase substantial amounts of products and services from one or more contractors.

Undefinitized Contractual Actions (“UCA”). Depending on the urgency of the project and the complexity of the contract negotiation, UCAs or Letter Contracts, Basic Ordering Agreements, or Provisional Item Orders are entered into prior to finalizing the terms of a definitive contract to allow for the contractor to immediately begin performing services and/or manufacturing products.

Unpriced Change Orders (“UCO”). UCOs are unilateral changes within the scope of a contract where the government and contractor have not reached an agreement on terms, specifications, and prices. This type of change order allows the project to continue without delay while the contractor and government negotiate final terms, specifications, and prices. The existing contract is formally modified to include an agreed-upon price and other adjustments related to the change order.

Other Transaction Authority (“OTA”). OTAs are legally binding instruments that are used to engage with non-traditional defense contractors and to facilitate the rapid development and deployment of innovative technologies. Unlike traditional government contracts, OTAs are not subject to the Federal Acquisition Regulation (FAR), providing greater flexibility in terms and conditions.

International Contracting Process

We supply our products and services to international allied governments. Each international customer has its own laws, regulations, bureaucracy and forms of procurement agreements that present challenges in our international contracting process. Our international contracts generally result from a competitive bidding process and, to a lesser extent, sole source awards for urgent requirements or sustainment. Competitive bid contracts are awarded after a formal bid and proposal competition among providers. International competitive bidding processes are highly competitive and sometimes we face disadvantages in the bidding and evaluation process in comparison to local, domestic bidders that may receive priority or more favorable evaluations than non-domestic suppliers due to stated requirements in the local regulations that promote domestic procurements. Sole source awards are direct engagements with the procuring agency. Generally, sole source awards are utilized by our existing customers to sustain or augment their use of our products, commonly through multi-year support agreements. These agreements allow for customer logistics organizations to tailor procurement and support efforts to the needs of the end users. International funding processes vary, are generally allocated during the applicable country’s fiscal year, are often confidential, and may be broadly allocated or targeted for specific purposes, making it difficult to forecast demand. Many of our international customers have established fleets of our UAS, which generally allows them to seek and obtain budget for yearly incremental allocations of funding. These allocations are contracted through existing multi-year support agreements which provide the customer flexibility to procure products and services when funding is available.

Our typical international customer contracts take the form of fixed price contracts and time and materials contracts. Most of our international contracts are fixed-price contracts, as their finite nature is desired by customers. Time-and-materials contracts are more common for our service work with a defined limit on funding and period of performance. Contracts with international customers often include locally advantageous provisions differing from U.S. norms, potentially complicating enforcement and receivable collection. We minimize risks by assessing each contract individually and requiring banking guarantees or advance payments.

Environmental Regulation

We are subject to various federal, state, local and non-U.S. laws and regulations relating to environmental protection, including the discharge, treatment, storage, disposal and remediation of hazardous substances and wastes. We could also be affected by future laws and regulations relating to climate change, including laws related to greenhouse gas emissions and regulating energy efficiency. These laws and regulations could lead to increased environmental compliance expenditures, increased energy and raw materials costs, and new and/or additional investment in designs and technologies. We continually assess our compliance status and management of environmental matters to ensure that our operations comply with all applicable environmental laws and regulations. Investigation, remediation and operation and maintenance costs associated with environmental compliance and management of sites are a normal, recurring part of our operations. These costs often are allowable costs under our contracts with the U.S. government. While environmental protection regulations have not had a significant adverse effect on our overall operations, it is possible that costs incurred to ensure continued environmental compliance in the future could have a material impact on our results of operations, financial condition or cash flows if additional work requirements or more stringent clean-up standards are imposed by regulators, new areas of soil, air and groundwater contamination are discovered and/or expansion of work scope are prompted as a result of investigations.

Other Information

AeroVironment, Inc. was originally incorporated in California in July 1971 and reincorporated in Delaware in 2006.

Our principal executive offices are located at 241 18th Street South, Suite 650, Arlington, Virginia 22202. Our telephone number is (703) 418-2828. Our website address is http://www.avinc.com. We make our website content available for information purposes only. It should not be relied upon for investment purposes, nor is it incorporated by reference into this Annual Report.

We make our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and proxy statements for our annual stockholders’ meetings, as well as any amendments to those reports, available free of charge through our website as soon as reasonably practical after we electronically file that material with, or furnish it to, the Securities and Exchange Commission (“SEC”). You can learn more about us by reviewing our SEC filings. Our SEC reports can be accessed through the investor relations page of our website at http://investor.avinc.com. The SEC also maintains a website at www.sec.gov that contains our reports, proxy statements and other information regarding us.

We may announce material business and financial information to our investors using our investor relations website at https://investor.avinc.com/investor-relations. We therefore encourage investors and others interested in the company to review the information that we make available on our website, in addition to following our filings with the

SEC, webcasts, press releases and conference calls. Information contained on our website is not part of this Annual Report on Form 10-K.

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings before investing in our common stock. If any such risks and uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly.

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

Risks Related to Our Business and Industry

●	We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.
●	A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards or in the release of approved funds may significantly and adversely affect our future revenue.
●	If the markets for our products do not grow as expected, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	Our international business poses potentially greater risks than our domestic business.
●	The markets in which we compete are characterized by rapid technological change, requiring us to develop new products and product enhancements, and could render our existing products obsolete.
●	There are difficult issues to navigate in the development and use of AI, which may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage.
●	We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
●	Our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.
●	We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.
●	Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.

●	The operation of UAS and C-UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS and C-UAS in such environments and harm our business and operating results.
●	Shortfalls in available external R&D funding could adversely affect us.
●	Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.
●	Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur costs.
●	Our work for the U.S. government and international governments may expose us to increased security risks.
●	Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
●	Our substantial borrowings under our credit facilities could adversely affect our financial condition and restrict our operating flexibility.

Risks Related to Our U.S. Government Contracts

●	As of April 30, 2025, we were classified as a small business defense contractor. The loss of our small business status may adversely affect our ability to compete for small business set aside US government contracts.
●	We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
●	Our business could be adversely affected by a negative audit or investigation by the U.S. government.
●	If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business may be adversely affected.
●	Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
●	U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
●	U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
●	We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

Risks Related to Legal and Regulatory Requirements

●	We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products and services, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.
●	We may become subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of SUAS, MUAS and C-UAS in response to public privacy concerns, may prevent us from expanding the sales of our SUAS, MUAS and C-UAS to non-military customers in the United States.
●	We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.
●	Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

●	If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.
●	We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time consuming and limit our ability to use certain technologies in the future.

Risks Related to Securities Markets and Investment in Our Stock

●	The price of our common stock may fluctuate significantly.
●	Our largest stockholder may have the ability to significantly influence all matters submitted to stockholders for approval.
●	The market price of our common stock may decline because of our acquisition activity.
●	We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
●	Prior to our acquisition of BlueHalo, BlueHalo was not a U.S. public reporting company. The obligations associated with integrating into a public company, including to remediate BlueHalo’s material weaknesses in internal control over financial reporting, may require significant resources and management attention.
●	We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to Our Business and Industry

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.

Historically, we have derived a significant portion of our total sales and our SUAS and LMS sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 75% of our revenue for the fiscal year ended April 30, 2025. The DoD, our principal U.S. government customer, accounted for approximately 35% of our revenue for the fiscal year ended April 30, 2025. With the acquisition of BlueHalo, we expect the proportion of total revenue attributable to sales to the U.S. DoD and other U.S. government agencies to increase in fiscal year 2026. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Recently, the reduction of government spending has been a primary focus of the federal government. In January 2025, President Trump announced an executive order establishing the Department of Government Efficiency (“DOGE”) to maximize government efficiency and productivity. In February 2025, President Trump stated that he has directed DOGE to review Pentagon spending for potential waste and fraud. As a result of these recent developments and other factors, the funding of U.S. government programs is uncertain. We are dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline.

The U.S. military funds a portion of our contracts through operational needs statements, and to a lesser extent, through programs of record, which provides us with less visibility and certainty on future funding allocations for our contracts. Furthermore, all of our contracts with the U.S. government are terminable by the U.S. government at will, and the increasing government spending reviews may result in revocation of previously awarded contracts. A significant decline in government expenditures generally, or with respect to programs for which we provide products and/or services, could adversely affect our business and prospects. Our operating results may also be negatively impacted by other developments that affect these government programs generally, including the following:

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

Because we generate a significant portion of our total sales from the U.S. government and its agencies and from foreign governments, our results of operations could be adversely affected by government spending caps, delays in the government budget process, program starts, the award of contracts or orders under existing contracts, or delays in release of funds by the federal government. Delays in the definitization of a contract could result in delayed funding, billing and payment. Our business may be adversely impacted due to shifts in the political environment and resulting changes in the government and agency leadership positions and priorities for funding. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline, or that such funding will be accessible consistent with previously realized timelines due to federal budgetary review activities and potential freezes on or cancellation of various governmental programs from time to time. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the U.S. government, such as the establishment of DOGE and the related probes into and reductions in government spending, policy changes regarding prior military commitments by the second Trump administration, including those regarding ongoing conflicts, including between Russia and Ukraine, Israel and Hamas, Israel and Iran, or an impasse on policy issues between the executive branch and Congress, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts. We previously received a stop work order, which was lifted shortly after issuance, on certain existing U.S. government contracts previously awarded to us for foreign military sales funded by the U.S. government via foreign military financing because of shifting foreign military aid priorities. We may continue to receive future stop work orders and/or contract cancellations for other existing U.S. government contracts due to shifting foreign military aid priorities, including due to the recently announced pause on U.S. military assistance to Ukraine, and we cannot project the aggregate negative impact on our results of operations due to any future stop work orders and/or contract cancellations.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our products and services.

We cannot predict whether and when a reduction in overseas operational levels will occur, how future procurement priorities related to defense transformation will be impacted, including by future events such as the conflicts between Russia and Ukraine or Israel and Hamas, or how changes in the threat environment will impact opportunities and competition for our products, for existing, additional or replacement programs. While strategically, we have diversified our portfolio in an effort to mitigate the susceptibility of our business to reductions in overseas operational levels, we cannot be certain that such actions have mitigated the risk of our business to such reductions. If defense transformation or overseas operations slow down or cease in key operational areas, then our business, financial condition and results of operations could be impacted negatively.

We operate in evolving markets, which makes it difficult to evaluate our business and future prospects.

One of our key strategies is to invest in R&D to drive innovation and spur growth. Our innovative solutions are often sold in new and rapidly evolving markets. Accordingly, our business and future prospects may be difficult to evaluate. We cannot accurately predict the extent to which demand for our products and services will increase, if at all. The challenges, risks and uncertainties frequently encountered by companies in rapidly evolving markets could impact our ability to do the following:

●	generate sufficient revenue to maintain profitability;

●	acquire and maintain market share;

●	achieve or manage growth in our operations;

●	develop and renew contracts;

●	attract and retain additional engineers and other highly-qualified personnel;

●	successfully develop and commercially market new products and services;

●	adapt to new or changing policies and spending priorities of governments and government agencies; and

●	access additional capital when required and on reasonable terms, including capital to refinance our substantial indebtedness.

If we fail to address these and other challenges, risks and uncertainties successfully, our business, results of operations and financial condition would be materially harmed.

We face competition from other firms, many of which have substantially greater resources.

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal competitors in the UAS market include Elbit Systems Ltd., Quantum-Systems, Inc., Edge Autonomy, Teledyne Technologies, Inc., Sierra Nevada Corporation, Lockheed Martin Corporation, The Boeing Company, Textron, Inc., Shield AI, Inc., Northrop Grumman Corporation, Griffon Aerospace, Inc., L3Harris Technologies, Inc. and Israeli Aircraft Industries.

The defense and technology markets for the C-UAS and Precision Strike products and solutions are highly competitive, evolving with rapid technological advancements and shifting customer needs. Competitors in the LMS market include Textron Inc., RTX Corporation, Lockheed Martin Corporation, Anduril Industries, Inc., Aevex Holdings, LLC and UVision Air Ltd. Competitors in the C-UAS and Electronic Warfare markets include Anduril Industries, Inc., The Boeing Company, Lockheed Martin Corporation, RTX Corporation and other emerging technology firms and international players.

The space technology and directed energy market includes competitors such as The Boeing Company, Lockheed Martin Corporation, L3Harris Technologies, Inc., BAE Systems, Inc., and RTX Corporation. These companies have extensive experience and resources, offering satellite systems and spacecraft engineering solutions that compete with our offerings.

The cyber and mission systems areas are highly competitive, with principal competitors including L3Harris Technologies, Inc., Thales Group, Anduril Industries, Inc, and Sierra Nevada Corporation. We also face competition from specialized cybersecurity firms.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to use their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost-competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set aside programs for which we are ineligible. Foreign competitors may also be able to offer more cost-competitive solutions as compared to our products and services. The markets our products and services are expanding, and competition intensifying as additional competitors enter such markets and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may need to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the markets for our products do not grow as expected, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. Despite expanding our customer base to include international clients and non-military domestic agencies and making initial export breakthroughs, sustained increases in sales to international customers are not guaranteed. Historically, a large portion of our and BlueHalo’s revenue has been with the U.S. government. An increase of international sales of our product and services may not occur as anticipated. The expansion of the markets for our products in general, and the market for our products and services in particular, depends on several factors, including the following:

●	customer satisfaction with these types of systems as solutions;

●	the cost, performance and reliability of our products and products offered by our competitors;

●	customer perceptions regarding the effectiveness and value of these types of systems;

●	restrictions on our ability to market our products and services internationally due to U.S. government laws and regulations;

●	securing necessary regulatory approvals, including access to airspace and wireless spectrum for our uncrewed systems; and

●	marketing efforts and publicity regarding these types of systems and services.

Our international business poses potentially greater risks than our domestic business.

We derived approximately 52% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2025, compared to 62% for the fiscal year ended April 30, 2024. We expect to continue to derive a significant portion of our revenue from international sales, including direct sales to allied nations, and initiated through our international operations, Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”); however, we expect the proportion of our total revenue attributable to international sales will decrease in fiscal year 2026 due to BlueHalo’s lower mix of international sales. Our international revenue and operations are subject to a number of material risks, including the following:

●	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products and services to certain foreign jurisdictions;

●	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products and services or repatriate profits to the United States;

●	the complexity and necessity of using foreign representatives and consultants, and delays in and difficulty of validating foreign representatives and consultants;

●	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

●	the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

●	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

●	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

●	general economic and political conditions in the geographic markets in which we operate;

●	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

●	the imposition of in-country production and manufacturing requirements by international customers;

●	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

●	different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property, contracts and tax in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries in which we operate could result in a reduction in demand for our products, the cancellation or delay of orders already placed, threats to our intellectual property, destabilization of performance, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. While we have adopted policies and procedures to facilitate compliance with laws and regulations applicable to our international operations and sales, our failure, or the failure by our employees or others working on our behalf, to comply with such laws and regulations may result in administrative, civil or criminal liabilities, including fines, suspension or debarment from government contracts or suspension of our export privileges. Moreover, our sales, including sales to customers outside the United States, substantially all are denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

If we are unable to manage the increasing complexity of our business, or achieve or manage our expected growth, our business could be adversely affected.

The complexity of our business has increased significantly over the last several years, most recently with the closing of our acquisition of BlueHalo in May 2025. We have increased the number of product lines being pursued, expanded international product sales and added commercial services and engaged in numerous acquisitions further expanding our operations domestically and abroad. Further, we have entered into certain credit facilities that include affirmative and negative covenants and place some restrictions on how we operate our business. Our growth has placed, and our expected growth will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers, as well as an adequate support structure. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

Our business relationships, including those of BlueHalo, may be subject to disruption due to uncertainty associated with the post-acquisition integration, which could have a material adverse effect on our results of operations, cash flows and financial position.

Parties with which we do business and with which BlueHalo did business prior to the acquisition may experience uncertainty associated with the acquisition integration, including with respect to current or future business relationships with the combined company. Our and BlueHalo’s business relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our results of operations, cash flows and financial position, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the acquisition.

Any efforts to expand our offerings beyond our current markets may not succeed, which could negatively impact our operating results.

The U.S. military represents our largest source of revenue. We have, however, expanded our product sales into new market segments, such as the AI-enabled common control system from our Tomahawk acquisition. Our efforts to expand our product and service offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

The markets in which we compete are characterized by rapid technological change, requiring us to develop new products and product enhancements, and could render our existing products obsolete.

Continuing technological changes in the market for our products could make our products and services less competitive or obsolete, either generally or for particular applications. The length and severity of the cycles in the commercial and defense industries are difficult to predict. Our future success will depend upon our ability to develop and introduce a variety of new capabilities and enhancements to our existing product offerings, as well as introduce a variety of new product offerings to address the changing needs of the markets in which we offer our products. Delays in introducing new products and enhancements, the failure to choose correctly among technical alternatives or the failure to offer innovative products or enhancements at competitive prices may cause existing and potential customers to purchase our competitors’ products.

If we are unable to devote adequate resources to develop new products or cannot otherwise successfully develop new products or enhancements that meet customer requirements on a timely basis, our products could lose market share, our revenue and profits could decline, and we could experience operating losses.

There are difficult issues to navigate in the development and use of AI, which may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage.

We currently incorporate machine learning and AI capabilities into certain of our products and solutions and may seek to expand the use of AI in our offerings in the future. As with many innovations, AI presents risks, challenges, and unintended consequences that could affect our business. AI algorithms and training methodologies may be flawed. These deficiencies and other failures of AI systems could subject us to competitive harm, regulatory action, legal liability, and brand or reputational harm. Further, incorporating AI could give rise to litigation risk and risk of non-compliance and unknown cost of compliance, as AI is an emerging technology for which the legal and regulatory landscape is not fully developed (including potential liability for breaching intellectual property or privacy rights or laws). While new AI initiatives, laws, and regulations are emerging and evolving, what they ultimately will look like remains uncertain, and our obligation to comply with them could entail significant costs, negatively affect our business, or entirely limit our ability to incorporate certain AI capabilities into our offerings.

Additionally, leveraging AI capabilities to potentially improve internal functions and operations presents further risks and challenges. The use of AI to support business operations carries inherent risks related to data privacy and security, such as intended, unintended, or inadvertent transmission of proprietary, sensitive or export-controlled information, as well as challenges related to implementing and maintaining AI tools. Additionally, our competitors might move faster than us to gain efficiencies by incorporating AI into their design and development processes, and our products and/or cost structure could become less competitive as a result. The rapid evolution of AI will require the application of resources by us to develop, test and maintain our products, services and operations to help ensure that AI is implemented ethically in order to minimize unintended, harmful impact.

Our competitors may be faster or more successful than we are in incorporating AI and other disruptive technology into their offerings, which would impair our ability to compete successfully.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial R&D costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $100.7 million, or 12% of our revenue, in our fiscal year ended April 30, 2025 on internal R&D activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal R&D as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our R&D programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

Our products and services are complex and could have unknown defects or errors, which may give rise to claims against us, diminish our brand or divert our resources from other purposes.

Our products rely on complex avionics, space qualified electronics, RF-based systems, digital phased array antennas and radars, sensors, user-friendly interfaces and tightly-integrated, electromechanical designs to accomplish their missions. Despite extensive testing, our products have contained defects and errors and may in the future contain defects, errors or performance problems when first introduced, when new versions or enhancements are released, or even after these products have been used by our customers for a period of time. These problems could result in expensive and time-consuming design modifications or warranty charges, delays in the introduction of new products or enhancements, significant increases in our service and maintenance costs, exposure to liability for damages, damaged customer relationships and harm to our reputation, any of which could materially harm our results of operations and ability to achieve market acceptance. In addition, increased development and warranty costs could be substantial and could reduce our operating margins.

The existence of any defects, errors, or failures in our products or the misuse of our products could also lead to product liability claims or lawsuits against us. A defect, error or failure in one of our products could result in injury, death or property damage and significantly damage our reputation and support for our products in general. We anticipate this risk will grow as our UAS products begin to be used in U.S. domestic airspace and urban areas.

Although we maintain insurance policies, we cannot be certain that this insurance will be adequate to protect us from all material judgments and expenses related to potential future claims or that these levels of insurance will be available in the future at economical prices or at all. A successful product liability claim could result in substantial cost to us. Even if we are fully insured as it relates to a claim, the claim could nevertheless diminish our brand and divert management’s attention and resources, which could have a negative impact on our business, financial condition and results of operations.

If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of high quality materials, components and subsystems, many of which are obtained from a select group of specialized suppliers, including some sole-source providers. In order to mitigate potential disruptions, we maintain long-term, non-binding agreements with several key suppliers that help stabilize pricing, reduce lead times and enhance planning accuracy. We do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long-term binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products and will perform their obligations on a timely basis.

If any of our supplier’s face capacity constraints, financial instability, or an unwillingness to provide raw materials or components to us, we may need to seek alternative suppliers or revise our designs, particularly because some of our components are sourced from foreign countries. Locating alternative sources may take significant time, and even then, we may encounter significant delays in manufacturing and shipping. Additionally, credit constraints among key suppliers could impact our cash flow. We have also experienced rising costs for components, shipping, tariffs, warehousing, and inventory. Our domestic suppliers have experienced increased demand for their products due to tariffs, which could impact the availability or price of our components. The permanence of these cost increases remains uncertain, and obtaining replacement components within our required time frames may prove challenging. Shortages could lead to excess inventory and potential obsolescence risks.

In addition, certain raw materials and components used in the manufacture of our products and in our development programs, are periodically subject to supply shortages, and our business is subject to the risks of price increases and periodic delays in delivery. The electronic components industry has experienced significant shifts in supply levels in recent years. Demand for components in the memory sector is poised for substantial growth, driven by AI applications such as large language models and generative AI. Due to the volatility of supply and increase in demand, lead times and prices for certain components, such as memory related microprocessors, may continue to experience supply and price uncertainty.

Our products, including motors, batteries, and other advanced components, rely on rare earth metals for their manufacturing, of which a significant majority are sourced from China. Any disruption in the supply of these metals could adversely affect our ability to produce and deliver our products. Factors that might lead to such disruptions include geopolitical tensions, trade restrictions, supply chain bottlenecks, and environmental regulations affecting mining operations. A limited supply or increased cost of rare earth metals could lead to higher production costs, delays in manufacturing schedules, and potential inability to meet customer demand, thereby impacting our revenue and growth plans. Managing these risks necessitates close monitoring of supply chains, diversification of suppliers, and the pursuit of alternative materials or technologies where possible.

Escalating restrictions between the U.S. and China contribute to supply chain complexities. In January 2024, China imposed sanctions on AeroVironment in response to sales of military equipment by the U.S. Government to Taiwan. Additionally, in March 2025, China’s Ministry of Commerce placed AeroVironment on China’s export control list. While we have not experienced, and do not expect to experience, a material negative impact on our business as a result of the announced sanctions and export restrictions, we cannot be certain that a material negative effect will not occur in the future as a result of these sanctions and restrictions or future sanctions or restrictions that may be imposed. Some of our components sourced from foreign countries, including China, are at risk of further sanctions and other trade restrictive actions, and any escalation in global trade tensions or trade restrictions may hinder our ability to obtain these components from new suppliers. Restrictions on semiconductor manufacturing equipment and raw materials could lead to higher material costs, material unavailability, and transportation uncertainty.

Earnings and cash flows can be impacted by changes in tax laws.

As a U.S.-based multinational business, we are subject to income tax in the U.S. and numerous jurisdictions outside the U.S. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, our earnings and cash flows could be negatively impacted. Our worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. We undergo tax examinations by tax authorities on a regular basis. While we believe our estimates of our tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in our historical financial statements. Also due to the U.S. Internal Revenue Service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5-year period for tax purposes, we expect an increase in cash paid for U.S. federal income taxes in future fiscal years relative to prior periods. The One Big Beautiful Bill Act features several tax reforms including suspending the capitalization and amortization of domestic R&D expenditures for amounts paid or incurred in tax years beginning after December 31, 2024, and before January 1, 2030.

Changes in trade policies, including the recently-announced tariff regime, could cause adverse impacts to our business.

In the first half of 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of significant new tariffs that could have an adverse impact our supply chain and business operation. While certain of the recently announced tariffs have been paused, whether and to what degree they may be reinstated is uncertain at this time and may have implications for our supplier and our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us.

We rely on imported materials, components, or finished goods, and if tariffs increase, our supply chain costs may rise, adversely affecting our business, results of operations and cash flows. We also manufacture internationally through Telerob, and if we are not granted exemptions from tariffs due to the nature of our business and customers, we could see greater impacts than we currently expect. Additionally, retaliatory measures, or prolonged uncertainty in trade relationships could result in supply chain disruptions, delayed shipments, or increased operational complexity, which could also adversely affect our business, results of operations and cash flows. While we intend to take steps to mitigate any impacts of tariffs or other impacts resulting from changes in trade policy, our ability to do so may be limited by operational and supply chain constraints, especially in the short term.

Our earnings and profit margins may decrease based on the mix of our contracts and programs and other factors related to our contracts.

In general, we perform our work under fixed-price contracts and cost-plus-fee contracts. Under fixed-price contracts, we deliver products or perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts involve higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed-price contracts, we expect that our operating margin will decline. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Fixed-price contracts (including both government and commercial contracts) represented approximately 91% of our revenue for the fiscal year ended April 30, 2025. With the acquisition of BlueHalo, we expect the proportion of fixed-price contracts to decrease in fiscal year 2026. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

We depend on our ability to recruit and retain employees who have advanced engineering and technical services skills and who work well with our customers. These employees are in great demand and are likely to remain a limited resource in the foreseeable future. Our ability to recruit and retain qualified, technical personnel, such as engineers, has been adversely impacted by the labor market. Increased restrictions on the import of foreign labor may also increase demand for engineering personnel and adversely impact our ability to hire and retain qualified personnel. If we are unable to recruit and retain a sufficient number of these employees, then our ability to maintain our competitiveness and grow our business could be negatively affected. In addition, because of the highly technical nature of our products, the loss of any significant number of our existing engineering personnel could have a material adverse effect on our business and operating results. Moreover, some of our U.S. government contracts contain provisions requiring us to staff a program with certain personnel the customer considers key to our successful performance under the contract. In the event we are unable to provide these key personnel or acceptable substitutes, the customer may terminate the contract. Certain of our programs also require staffing by employees who hold high-level security clearances, the market for which is extremely competitive and not limited to the aerospace & defense industry. We have experienced shortages of skilled employees that has negatively affected our progress on development programs and our results of operations. We cannot predict the extent to which these shortages will continue or the extent to which they could negatively impact our development programs and results of operations in future periods.

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

Our future growth depends on increasing manufacturing capacity of our products, and our failure to adequately increase such capacity could have a material adverse impact on our business and financial results. We do not know whether or when we will be able to develop efficient, low-cost manufacturing capabilities and processes that will enable us to manufacture (or contract for the manufacture of) our products in commercial quantities while meeting the volume, speed, quality, price, engineering, design and production standards required to successfully market our products. Our failure to develop such manufacturing processes and capabilities in locations that can efficiently service our clients and markets could have a material adverse effect on our business, financial condition, results of operations and prospects. Our ability to remain competitive is, in part, dependent upon achieving increased savings from volume purchases of raw materials and component parts, achieving acceptable manufacturing yield and capitalizing on machinery efficiencies. We expect our suppliers to experience a sharp increase in demand for their products. During the fiscal years ended April 30, 2024 and 2023, global supply chain issues resulted in delays in procuring components for our products, and we experienced significant increases in the costs to procure certain components. The extent to which we will have reliable access to supplies that we require or be able to purchase such materials or components at cost effective prices is uncertain. There is no assurance that we will ever be in a position to realize any material, labor and machinery cost reductions associated with higher purchasing power and higher production levels. Failure to achieve these cost reductions could adversely impact our business and financial results.

We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.

We maintain a variety of parts and components in inventory to allow us to customize our UAS, C-UAS and space products for specific customer requirements, which parts are subject to obsolescence and expiration. Due to the long-lead time for obtaining certain product components, including in response to procurement issues caused by shortages in the supply chain for such components, and the manufacturing cycles, we need to make forecasts of demand and commit significant resources towards manufacturing our products. As such, we are subject to significant risks in managing the inventory needs of our business during the year, including estimating the appropriate demand for our products. Should orders and market conditions differ significantly from our estimates, our future results of operations could be materially adversely affected. In the future, we may be required to record write-downs of finished products and materials on-hand and/or additional charges for excess purchase commitments as a result of future changes in our sales forecasts or customer orders. We may hold material amounts of inventory at third parties which are subject to separate management processes. Additionally, our failure to manage inventory effectively, including in response to the effects of shortages of our components, could expose us to losses.

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

The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials, as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, which could cause production delays, and could result in liability for workplace injuries and/or fatalities. We have safety and loss prevention programs that require detailed reviews of process changes and new operations, along with routine safety audits of operations involving explosive materials, to mitigate such incidents, as well as a variety of insurance policies, though our insurance coverage may be inadequate to cover all claims and losses related to such incidents. We may experience such incidents in the future, which could result in production delays or otherwise have a material adverse effect on our business and financial condition.

The operation of UAS and C-UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS and C-UAS in such environments and harm our business and operating results.

Urban environments may present certain challenges to the operators of UAS and C-UAS. C-UAS may cause and UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS and C-UAS in general. As the usage of UAS and C-UAS has increased, particularly by military customers, the danger of such collisions has increased. Furthermore, the incorporation of our Digital Data Link (“DDL”) technology into our SUAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS and C-UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and C-UAS and consequently materially harm our business and operating results.

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

We depend on our R&D activities to develop the core technologies used in our products and for the development of our future products. A portion of our R&D activities depends on funding by commercial companies and the U.S. government. U.S. government and commercial spending levels can be impacted by a number of variables, including budgeting policies and changes in government oversight, general economic conditions, specific companies’ financial performance and competition for U.S. government funding with other U.S. government-sponsored programs in the budget formulation and appropriation processes. To the extent that these external sources of funding are reduced or eliminated, company funding for R&D could be reduced. Any reductions in available R&D funding could harm our business, financial condition and operating results.

Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.

We face various security threats, including cyber security attacks on our information technology infrastructure, which may include attempts to gain access to our proprietary, financial, banking or classified information, disrupt use of our systems or otherwise compromise the integrity of our operations. The threats we face vary from those common to most industries, to attacks by more advanced and persistent, highly organized adversaries, including nation state actors, which target us for the national security information in our possession, for our role in developing advanced technological systems or with the goal of committing fraudulent activity. Our customers, suppliers and subcontractors are likewise targeted, and attack methods continue to evolve. Some cyberattacks depend on human error or manipulation, including phishing attacks or schemes that use social engineering or AI to gain access to systems or carry out disbursement of funds or other frauds. Developments in AI and machine learning provide threat actors with the capability to use more sophisticated means to attack our systems and may exacerbate cybersecurity risk. Although we use multiple procedures and controls to monitor and mitigate these threats, there can be no assurance that these procedures and controls will be sufficient to prevent physical or cyber access or system disruptions, including the unauthorized release of confidential technical, financial or banking information or corruption of data. Accordingly, any significant operational delays, or any destruction, manipulation or improper use of our data, information systems or networks could adversely affect our financial results and damage our reputation with customers, suppliers and stockholders, and the reputation of our products and services.

The occurrence of some of these risks may be increased due to the increase in remote working by our employees, suppliers, contractors and other third parties. Previous cyber-attacks directed at us have not materially impacted our business or financial results, but the impact of future incidents cannot be predicted due to the constantly evolving nature and complexity of cyber-attacks. If we or our partners are subject to data security breaches, whether cyber or due to a failure in physical security protocols, we may lose existing sales and new business opportunities, see increased costs arising from remediation of the breach and the restoration or implementation of additional security measures, be subject to regulatory investigations and litigation, including fines and penalties, and face increased insurance or audit requirements in our third-party contracts, any of which could materially and adversely affect our business and financial results. Additionally, expenses resulting from cyber security attacks and other security risks may not be fully insured or otherwise mitigated, which could harm our financial results.

Our employees or others acting on our behalf may engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur costs.

We are exposed to the risk that employee fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include intentional failures to comply with U.S. government procurement regulations, engaging in unauthorized activities, insider threats to our cybersecurity, or falsifying time records. Misconduct by our employees or others acting on our behalf could also involve the improper use of our customers’ sensitive or classified information, which could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues, or cause us to incur costs to respond to any related governmental inquiries. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

We may in the future experience such misconduct, despite our various compliance programs. Misconduct or improper actions by our employees, agents, subcontractors, suppliers, business partners and/or joint ventures could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

Our work for the U.S. government and international governments may expose us to increased security risks.

As a government contractor, given the enhanced sensitivity of the information to which we have access and the nature of our products and services, we are at increased risk of being targeted for cyber and other security attacks, including threats to the physical security of our facilities and employees. In addition, we work in international locations where there are high security risks, which could result in harm to our employees, contractors, and remote assets, and substantial protection or recovery costs. Some of our services are performed in or adjacent to high-risk locations where the country or location is experiencing political, social or economic issues, or war or civil unrest. In those locations where we have employees or operations, we may incur substantial costs to maintain the safety of our personnel, our remote assets and our information. As such international locations and the risks associated with them change rapidly, such precautions may be insufficient to avoid such risks including possible possession of our remote assets and related access to our intellectual property by unintended third parties and the possible loss of our personnel in these locations, which could harm our business and operating results.

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

Potential Deferment of Purchases and Orders by Customers: Uncertainty about current and future global economic conditions may cause governments, including the U.S. government, which is our largest customer, other customers and businesses to modify, defer or cancel purchases in response to tighter credit, decreased cash availability and declining consumer confidence. Accordingly, future demand for our products could differ materially from our current expectations. Additionally, if customers are not successful in generating sufficient revenue or are precluded from securing financing, they may not be able to pay, or may delay payment of, accounts receivable that are owed to us. Any inability of current and/or potential customers to pay us for our products may adversely affect our earnings and cash flow.

Negative Impact from Increased Financial Pressures on Key Suppliers: Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of quality materials, parts and components from our suppliers. If certain key suppliers were to become capacity constrained or insolvent as a result of a market downturn or disruption, then we may have to find new suppliers, which can result in significant delays in manufacturing and shipping our products to customers and additional costs. See above risk factor “If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business,” for more detail on risks related to our supply chain.

Customers’ Inability to Obtain Financing to Make Purchases from Us and/or Maintain Their Business: Some of our customers may require substantial financing in order to fund their operations and make purchases from us. The inability of these customers to obtain sufficient credit to finance purchases of our products or services, or otherwise meet their payment obligations to us could adversely impact our financial condition and results of operations. In addition, if a market downturn results in insolvencies for our customers, it could adversely impact our financial condition and results of operations.

Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.

In May 2025, we closed our acquisition of BlueHalo, the most recent in a series of acquisitions beginning in February 2021, with the acquisition of Arcturus and the Intelligent Systems Group business segment (“ISG”). We then acquired Telerob in May 2021, Planck Aerosystems, Inc. (“Planck”) in August 2022, Tomahawk Robotics, Inc. (“Tomahawk”) in September 2023. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

●	difficulties in integrating the operations, technologies, products, existing contracts, accounting and personnel of the companies we acquire and realizing the anticipated synergies of the combined businesses;

●	maintaining existing agreements with customers, suppliers, distributors and vendors, avoiding delays in entering into new agreements with prospective customers, suppliers, distributors and vendors, and leveraging relationships with such third parties for the benefit of the post-acquisition combined company;

●	diversion of financial and management resources from existing operations;

●	the price we pay or other resources that we devote may exceed the value we realize, or the value we could have realized if we had allocated the purchase price or other resources to another opportunity;

●	risks of entering new markets in which we have limited or no experience;

●	the complexities of managing a workforce under foreign labor and employment law and related organizational requirements;

●	potential loss of key employees, customers and strategic alliances from either our current business or the acquired company’s business;

●	assumption of unanticipated problems or latent liabilities, such as problems with the quality of the acquired company’s products or its regulatory compliance; and
●	expanded regulatory compliance complexity and risk, including compliance with regulations of foreign jurisdictions.

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. For example, as part of our annual goodwill impairment test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. Due to the changes in estimates, we recorded a goodwill impairment charge of $18.4 million and accelerated amortization of certain UGV intangibles of $4.3 million for our fiscal year ended April 30, 2025. During the fiscal year ended April 30, 2023, we recorded a MUAS goodwill impairment charge of $156.0 million and accelerated amortization of certain MUAS intangibles of $34.1 million for the MUAS reporting unit. The MUAS related charges resulted from decreases in expected cash flows associated with us not being down selected for a U.S. DoD program of record and the closure of all of our MEUAS COCO sites in the fiscal year ended April 30, 2023. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock issued as consideration for the purchases of BlueHalo, Arcturus and Tomahawk, then our existing stockholders may be diluted, which could lower the market price of our common stock. Further, as lock-up and other restrictions on such consideration shares lapse, we could experience heightened trading activity that could disrupt the market price for our common stock. If we finance acquisitions through debt, such as the credit facilities we entered into in connection with the consummation of our acquisition of Arcturus and subsequently amended with our acquisition of BlueHalo, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility and represent default risk if we are unable to maintain certain financial performance metrics while the debt remains outstanding.

It is possible that following an acquisition, the integration process could result in the loss of key employees, the loss of customers, the disruption of either or both of our and the acquired company’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues including the integration of IT systems, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If we are not able to adequately address integration challenges, we may be unable to successfully integrate operations, and the anticipated benefits of the acquisition may not be realized.

In addition, we must achieve the anticipated growth and cost savings without adversely affecting current revenues and investments in future growth. If we are not able to successfully achieve these objectives, the anticipated synergies and other benefits of the acquisition may not be realized fully, or at all, or may take longer to realize than expected. Additionally, we may inherit from acquired companies legal, regulatory, and other risks that occurred prior to the acquisition, whether known or unknown to us, which may be material.

Actual growth, cost and capital expenditure synergies and other cost savings, if achieved, may be lower than what we expect and may take longer to achieve than anticipated. Moreover, at times the attention of the management and resources may be focused on the business integration and diverted from day-to-day business operations or other opportunities that may have been beneficial to us, which may disrupt our ongoing business.

If we fail to properly evaluate acquisitions or investments, we may not achieve the anticipated benefits of any such acquisitions, and we may incur costs in excess of what we anticipate. The failure to successfully evaluate and execute acquisitions or investments or otherwise adequately address these risks could materially harm our business and financial results.

We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects, such as the impairment recorded for the MUAS and UGV reporting units.

As of April 30, 2025, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $256.8 million and $48.7 million, respectively. With the acquisition of BlueHalo, the carrying values of goodwill and identifiable intangible assets will increase significantly in fiscal year 2026. We perform our annual impairment tests during the fourth quarter of each fiscal year or when events or circumstances change in a manner that indicates an asset might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

During our annual impairment test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. The changes in estimates resulted in the recognition of a goodwill impairment charge of $18.4 million in the UGV reporting unit and accelerated intangible amortization expenses of $4.3 million during the fiscal year ended April 30, 2025.

In May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit. Additionally, the closure of all of our MEUAS COCO sites resulted in accelerated intangible amortization expenses of $34.1 million during the fiscal year ended April 30, 2023. Accordingly, the MUAS reporting unit was considered at an increased risk of failing future quantitative goodwill impairment tests as the estimated fair value of the MUAS reporting unit did not substantially exceed its carrying value. During the annual impairment test during the fiscal quarter ended April 30, 2025, the MUAS reporting unit was no longer considered at an increased risk of failing future quantitative goodwill impairment tests due to an increase in the estimated fair value of the reporting unit from significant increases in forecasted results.

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

Our substantial borrowings under our credit facilities could adversely affect our financial condition and restrict our operating flexibility.

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement with certain lenders, letter of credit issuers, and others (as amended February 4, 2022, June 6, 2023, October 4, 2024 and May 1, 2025 the “Credit Agreement”), which, together with its associated Security and Pledge Agreement, provides for a $700.0 million term A loan (the “Term A Loan”) and provides for a revolving commitment in an aggregate principal amount of $350.0 million (the “Revolving Facility” and together with the Term A Loan, the “Credit Facilities”). The Term A Loan matures on May 1, 2027, the two year anniversary of the closing of the BlueHalo acquisition, and amortizes at a rate of 5.00% per annum, with the remaining outstanding principal amount due and payable on the maturity date. The applicable margin on the Term A Loan is based upon our Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether we elect as its benchmark rate (i) SOFR (in which case, the applicable margin ranges from 1.50 - 2.50% per annum depending on our Consolidated Leverage Ratio) plus a credit spread adjustment of 0.10% or (ii) Base Rate (in which case, the applicable margin ranges from 0.50 - 1.50% per annum depending on our Consolidated Leverage Ratio). Upon the occurrence of an event of default, an additional 2.00% per annum default interest rate may apply. Mandatory prepayments of the Term A Loan are required in connection with (i) the disposition of certain assets to the extent not reinvested and (ii) the incurrence of non-permitted debt.

On the closing date of the BlueHalo acquisition, the Term A Loan was drawn in full for $700.0 million, and we borrowed approximately $225.0 million from our available Revolving Facility, the combined proceeds of which were used to repay certain outstanding indebtedness of BlueHalo upon the closing of the acquisition of BlueHalo and to pay for certain related transaction costs. Following the BlueHalo acquisition, as of May 1, 2025, the total amount of borrowings outstanding under the Credit Facilities was $955.0 million.

In support of our obligations under the Credit Facilities, we have granted security interests in substantially all of our personal property and that of our domestic subsidiaries, including a pledge of the equity interests in our subsidiaries (limited to 65% of outstanding equity interests in the case of our foreign subsidiaries), subject to customary exclusions and exceptions. In addition, our domestic subsidiaries, including BlueHalo and Arcturus, are required to be guarantors of the Credit Facilities.

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

If we do not have sufficient funds to repay the Term A Loan when it becomes due in 2027, it may be necessary to refinance our debt through additional debt or equity financings. Any refinancing with new debt could be at higher interest rates and may require us to comply with more onerous covenants than the Credit Agreement, which could further restrict our business operations. Any refinancing through our sale of equity or equity-linked securities would result in further dilution to our stockholders or may provide for rights, preferences or privileges senior to those of holders of our common stock.

The Credit Agreement contains customary events of default, upon the occurrence and during the continuation of which, after any applicable grace period, the lenders would have the ability to declare the loans due and payable in whole or in part. Among other things, if we fail to make required debt payments, or if we fail to comply with financial or other covenants in the Credit Agreement, we would be in default under the terms thereof. The Credit Agreement contains customary negative covenants that include, subject to customary exclusions:

●	restrictions on additional liens on our assets;
●	restrictions on incurring additional indebtedness;
●	restrictions on new investments, including acquisitions, mergers, investments in subsidiaries that are not guarantors of the debt, and joint ventures;
●	restrictions on disposal of assets;
●	restrictions on payments of cash dividends;

●	restrictions on changing the nature of our business;
●	a requirement to maintain a maximum consolidated leverage ratio and a minimum fixed charge coverage ratio;
●	restrictions on changes to our accounting policies; and
●	restrictions on payments of any junior indebtedness.

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

We face various risks related to pandemics and similar public health crises, which may adversely impact our business.

Global pandemics and similar public health crises, such as the COVID-19 coronavirus pandemic. Although our operations mostly continued uninterrupted during the COVID-19 pandemic, we cannot predict the effect of future public health crises on our business and operations. Pandemics and other public health crises may require the adoption of work from home protocols, social distancing measures in the workplace, international travel restrictions, vaccine mandates and other responsive actions and other changes to our operations. Public health crises may result in travel disruptions, quarantine requirements or other similar logistics restrictions, may further reduce our and our customers’ capabilities to travel, domestically and internationally, which may impact our ability to perform certain contracts, develop and renew contracts, or market our products, or could otherwise disrupt portions of our business and have a material adverse effect on our results of operations.

Our business and operations are subject to the risks of earthquakes and other natural catastrophic events.

We have research and development and manufacturing operations located in California in regions known for seismic activity and wildfires, and in other areas prone to natural disasters. While we maintain insurance coverage to cover certain of risks of losses for damage or destruction to facilities and property and for interruption of our business, such insurance may not cover specific losses and the amount of our insurance coverage may not be adequate to cover all of our losses. A significant natural disaster, such as an earthquake, fire or other catastrophic event, could severely affect our ability to conduct normal business operations, and as a result, our future operating results could be materially and adversely affected, including if our losses are not adequately or timely covered by our insurance.

We self-insure a portion of our health insurance program, which may expose us to unexpected costs and negatively affect our results of operations.

We are self-insured for the majority of our employee medical claims, subject to individual and aggregate stop loss insurance policies. We estimate liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period between the occurrence of a claim and the time it is reported to and paid by us. However, unanticipated changes in assumptions and management estimates underlying our recorded liabilities for medical claims could result in materially different amounts of expense than expected under our health insurance program, which could have an adverse material impact on our financial condition and results of operations.

Recession, financial and credit market disruptions may adversely affect us.

If another global recession emerges, we may experience declines in revenues, profitability and cash flows from reduced orders, payment delays, collection difficulties, increased price pressures for our products, increased risk of excess and obsolete inventories or other factors caused by the economic problems of our customers. If negative conditions in the global credit markets prevent our customers from having access to credit or render them insolvent, orders for our products may decrease, which would result in lower revenue. Likewise, if our suppliers face challenges in obtaining credit, selling their products, or otherwise in operating their businesses or remaining solvent, they may become unable to offer the materials we use to manufacture our products. An economic or credit crisis could also have an impact on our ability to raise capital when needed. These events could adversely impact our ability to manufacture affected products and could also result in reductions in our revenue, increased price competition, and increased operating costs, which could adversely affect our business, financial condition, operational results, and cash flows.

Risks Related to Our U.S. Government Contracts

As of April 30, 2025, we were classified as a small business defense contractor. The loss of our small business status may adversely affect our ability to compete for small business set aside US government contracts.

As of April 30, 2025 we had fewer than 1,500 employees, and we are presently classified as a small business defense contractor under our primary North American Industry Classification Systems (“NAICS”) industry and product specific codes (336411 - Aircraft Manufacturing) which are regulated in the United States by the Small Business Administration (“SBA”). Businesses that meet the small business size standard for the relevant NAICS code are able to bid on small business set aside contracts. While we do not presently derive a substantial portion of our business from contracts which are set aside for small businesses, we have been able to bid on small business set aside contracts as well as contracts which are open to non-small business entities. With the acquisition of BlueHalo, we exceed 1,500 employees and no longer qualify as a small business, which could limit our ability to partner with other business entities that seek to team with small business entities as may be required under a specific contract. We will not be eligible to serve as the prime contractor on small business set aside programs and may need to implement a small business subcontracting plan with other companies that qualify as a small business, for SBA approval. The loss of our small business classification could have a material adverse effect on our financial position and/or results of operations.

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

Also, we need special security clearances and regulatory approvals to continue working on certain of our projects with the U.S. government. Classified programs generally require that we comply with various executive orders, federal laws and regulations and customer security requirements that may include restrictions on how we develop, store, protect and share information, and may require our employees and facilities to obtain government security clearances. We also must implement controls to protect U.S. government CUI. Failure to implement such controls to protect CUI could jeopardize our ability to continue receiving U.S. government contracts. Additionally, certain of our products are sold to the U.S. government as commercial items. If the U.S. government were to dispute the commercial designation of such items, and absent a successful appeal by us of such designation, the profitability of sales of such items could be negatively affected. Our failure to comply with applicable regulations, rules and approvals; changes in the government’s interpretation of such regulations, rules and approvals as have been and are applied to our contracts, proposals or business or misconduct by any of our employees could result in the imposition of fines and penalties, the loss of security clearances, a decrease in profitability, the loss of our government contracts or our suspension or debarment from contracting with the U.S. government generally, any of which could harm our business, financial condition and results of operations. We are also subject to certain regulations of comparable government agencies in other countries, and our failure to comply with these non-U.S. regulations could also harm our business, financial condition or results of operations.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audits of our incurred cost claims through fiscal year 2022 have been settled and the audits of BlueHalo’s incurred cost claims through fiscal 2021 have been settled. As of April 30, 2025, we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all our government contracts.

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

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Our purchasing system was most recently reviewed and approved again in February 2025 and BlueHalo’s purchasing system was recently reviewed and approved again in April 2025. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice (“DOJ”), or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

If we were suspended or debarred from contracting with the federal government generally, or any specific agency, if our reputation or relationship with government agencies were impaired, or if the government otherwise ceased doing business with us or significantly decreased the amount of business it does with us, our revenue and operating results could be materially harmed.

If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business may be adversely affected.

Our reputation and relationship with the U.S. government, and in particular with the agencies of the DoD and the U.S. intelligence community, are key factors in maintaining and developing new business opportunities. In addition, we often act as a subcontractor or in arrangements in which we and other contractors bid together on particular contracts or programs for the U.S. government or government agencies. We expect to continue to depend on relationships with other prime contractors for a portion of our revenue for the foreseeable future. Negative press reports regarding conflicts of interest, poor contract performance, employee misconduct, information security breaches or other aspects of our business, regardless of accuracy, could harm our reputation. Additionally, as a subcontractor or team member, we often lack control over the fulfillment of a contract, and poor performance on the contract could tarnish our reputation, even when we perform as required. As a result, we may be unable to successfully maintain our relationships with government agencies or prime contractors, and any failure to do so could adversely affect our ability to maintain our existing business and compete successfully for new business.

Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.

Some of our contracts allow the U.S. government to use, royalty-free, or have others use, inventions or intellectual property developed under those contracts on behalf of the government. Some of the contracts allow the federal government to disclose technical data without constraining the recipient on how that data is used. The ability of third parties to use patents and technical data for government purposes creates the possibility that the government could attempt to establish alternative suppliers or to negotiate with us to reduce our prices. The potential that the government may release some of the technical data without constraint creates the possibility that third parties may be able to use this data to compete with us, which could have a material adverse effect on our business, results of operations or financial condition.

U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.

U.S. government contracts typically involve long lead times for design and development and are subject to significant changes in contract scheduling. Congress generally appropriates funds on a fiscal year basis, even though a program may continue for several years. Consequently, programs are often only partially funded initially, and additional funds are committed only as Congress makes further appropriations. The termination or reduction of funding for a government program would result in a loss of anticipated future revenue attributable to that program.

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

U.S. government contracts are frequently awarded only after formal, protracted competitive bidding processes and, in many cases, unsuccessful bidders for U.S. government contracts may protest contract awards through various agency, administrative and judicial channels. We derive significant revenue from U.S. government contracts that were awarded through a competitive bidding process. Much of the business that we expect to seek in the foreseeable future will likely be awarded through competitive bidding. Competitive bidding presents a number of risks, including the following:

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

We must comply with, and are affected by, laws and regulations relating to the formation, administration and performance of U.S. government contracts. These laws and regulations, among other things, require certification and disclosure of all cost and pricing data in connection with contract negotiation, define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts, and restrict the use and dissemination of classified information and the exportation of certain products and technical data. These requirements, although customary in U.S. government contracts, increase our performance and compliance costs. These costs might increase in the future, reducing our margins, which could have a negative effect on our financial condition. Although we believe we have implemented procedures to comply with these regulations and requirements, the regulations and requirements are complex and change frequently. Our or our agents’ failure to comply with these regulations and requirements under certain circumstances could lead to suspension or debarment from U.S. government contracting or subcontracting for a period of time and could have a negative effect on our reputation and ability to receive other U.S. government contract awards in the future.

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

Any failure to comply with the export laws and regulations in the future can subject us to additional fines, penalties and sanctions, including suspension of export privileges, which could have a material adverse impact on our business, operations and financial condition and limit or prevent us from being able to sell our products in certain international jurisdictions.

We may become subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.

U.S. government contractors are subject to extensive legal and regulatory requirements, including International Traffic in Arms Regulations (“ITAR”) and U.S. Foreign Corrupt Practices Act (“FCPA”), and from time to time agencies of the U.S. government investigate whether we have been and are operating in accordance with these requirements. Under U.S. government regulations, an indictment of AeroVironment by a federal grand jury, or an administrative finding against us as to our present responsibility to be a U.S. government contractor or subcontractor, could result in us being suspended for a period of time from eligibility for awards of new government contracts or task orders or in a loss of export privileges, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity. A conviction, or an administrative finding against us that satisfies the requisite level of seriousness, could result in debarment from contracting with the U.S. government for a specific term, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.

Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of SUAS, MUAS and C-UAS in response to public privacy concerns, may prevent us from expanding the sales of our SUAS, MUAS and C-UAS to non-military customers in the United States.

The regulation of SUAS, MUAS and C-UAS for commercial use in the United States is undergoing substantial change and the ultimate treatment is uncertain. In 2006, the FAA issued a clarification of its existing policies stating that, in order to engage in commercial use of SUAS and MUAS in the U.S. National Airspace System, a public operator must obtain a COA from the FAA or fly in restricted airspace. The FAA’s COA approval process requires that the public operator certify the airworthiness of the aircraft for its intended purpose, that a collision with another aircraft or other airspace user is extremely improbable, that the small uncrewed aircraft system complies with appropriate cloud and terrain clearances and that the operator or spotter of the small uncrewed aircraft system is generally within one half-mile laterally and 400 feet vertically of the small uncrewed aircraft system while in operation. Furthermore, the FAA’s clarification of existing policy stated that the rules for radio-controlled hobby aircraft do not apply to public or commercial use of SUAS and MUAS.

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

In addition, there exists public concern regarding the privacy implications of U.S. commercial and law enforcement use of SUAS. This concern has included calls to develop explicit written policies and procedures establishing usage limitations. We cannot assure you that the response from regulatory agencies, customers and privacy advocates to these concerns will not delay or restrict the adoption of SUAS, MUAS and C-UAS by non-military customers.

The deployment of C-UAS that utilize RF and directed energy is subject to stringent regulatory scrutiny, which could limit the sales and operational deployment of these technologies. Non-compliance with these evolving regulations could lead to fines, operational restrictions, or other penalties that may adversely affect our business.

Our business may be dependent upon our employees obtaining and maintaining required security clearances, as well as our ability to obtain security clearances for the facilities in which we perform sensitive government work.

Certain of our U.S. government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with DoD requirements. The DoD has strict security clearance requirements for personnel who work on classified programs. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain security clearances in a timely manner, or at all, or if our employees who hold security clearances are unable to maintain the clearances or terminate employment with us, then a customer requiring classified work could terminate the contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and employ personnel with specified types of security clearances. To the extent that we are not able to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively rebid on expiring contracts.

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

We also expect that there will continue to be new proposed laws, regulations and industry standards concerning privacy, data protection and information security in the United States, the European Union and other jurisdictions, and we cannot yet determine the impact of such future laws, regulations and standards may have on our business. For example, the California Consumer Privacy Act, which became effective in 2020, provides certain data privacy rights for consumers and employees and new operational requirements for companies. Additionally, we expect that existing laws, regulations and standards may be interpreted differently in the future. There remains significant uncertainty surrounding the regulatory framework for the future of personal data transfers from the European Union to the United States with regulations such as the General Data Protection Regulation (“GDPR”), which imposes stringent E.U. data protection requirements, provides an enforcement authority, and imposes large penalties for noncompliance, including for the transfer of personal data between the company and our German subsidiary, Telerob. Future laws, regulations, standards and other obligations, including the adoption of the GDPR, as well as changes in the interpretation of existing laws, regulations, standards and other obligations could impair our ability to collect, use or disclose information relating to individuals, which could decrease demand for our products, require us to restrict our business operations, increase our costs and impair our ability to maintain and grow our customer base and increase our revenue.

Our business operations are subject to the evolving requirements of the U.S. DoD Cybersecurity Maturity Model Certification (“CMMC”) program. CMMC mandates third-party assessments for companies working with the U.S. DoD, verifying such companies’ adherence to specific cybersecurity standards. These certifications are essential for eligibility in new contract awards. We have completed/passed a DoD Defense Industrial Base Cybersecurity Assessment Center (DIBCAC) audit, high confident assessment, in 2022, which met the Level 3 requirements under the CMMC 1.0 framework. The recently acquired BlueHalo passed a Level 2 audit using a Third-Party Cybersecurity Assessor Organization (3CPAO), demonstrating adherence to updated security practices outlined in CMMC 2.0, which went into effect December 16, 2024.

Our ongoing compliance with the CMMC framework is critical, particularly as the National Institute of Standards and Technology (“NIST”) Special Publication 800-172 requirements, designed to enhance protection for controlled unclassified information, have not yet appeared in any government Requests for Proposals we have bid but are expected. We are actively preparing to meet the more stringent requirements of CMMC Level 3. There's a potential risk of not achieving Level 3 certification before upcoming contract awards or failing to attain the level required for a specific contract. Such a scenario could restrict us from bidding on those contracts, including follow-on awards for existing U.S. DoD work. Such limitations could negatively impact our revenue, profitability, and cash flow. Furthermore, compliance with CMMC may extend to our subcontractors and certain vendors, potentially requiring their certification as well. Their non-compliance could also pose challenges for our business. The associated costs of CMMC compliance are significant and may increase in the future, potentially affecting our operating results.

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

The manufacture and sale of our products in certain states and countries may subject us to environmental and other regulations. For example, we obtain a significant number of our electronics components from companies located in East Asia, where environmental rules may be less stringent than those in the United States. Over time, the countries where these companies are located may adopt more stringent environmental regulations, resulting in an increase in our manufacturing costs. Given the increasing focus on environmental compliance by regulators and the general public, any incidence of non-compliance could result in damage to our reputation beyond the fines and other sanctions that could be imposed. Furthermore, certain environmental laws, including the U.S. Comprehensive, Environmental Response,

Compensation and Liability Act of 1980, impose strict, joint and several liability on current and previous owners or operators of real property for the cost of removal or remediation of hazardous substances and impose liability for damages to natural resources. These laws often impose liability even if the owner or operator did not know of, or was not responsible for, the release of such hazardous substances. These environmental laws also assess liability on persons who arrange for hazardous substances to be sent to disposal or treatment facilities when such facilities are later found to be contaminated. Such persons can be held responsible for cleanup costs even if they never owned or operated the contaminated facility. Although we have never been named a responsible party at a contaminated site, we could potentially be named a responsible party in the future.

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

In August 2012, the SEC adopted disclosure rules regarding a company’s use of conflict minerals in its products with substantial supply chain verification requirements in the event that the conflict minerals come from, or could have come from, the Democratic Republic of the Congo or adjoining countries. These rules and verification requirements have imposed additional costs on us and on our suppliers, including costs related to determining the source of conflict minerals used in our products, which may adversely affect our results of operations. We are dependent on information supplied by our first-tier suppliers in conducting due diligence into the origins of conflict minerals in our products and in complying with our SEC reporting obligations. To the extent that information we receive from our suppliers is inaccurate or inadequate, we may not be able to determine whether our products are conflict mineral-free. We may face challenges in satisfying our customers who may require that our products be certified as conflict mineral-free, which could place us at a competitive disadvantage and could harm our business. These regulations could also have the effect of limiting the pool of suppliers from which we source items containing conflict minerals, and we may be unable to obtain conflict-free minerals at competitive prices, if at all, which could increase our costs and adversely affect our results of operations.

Risks Related to Our Intellectual Property

If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.

Our success depends, in large part, on our ability to protect our intellectual property and other proprietary rights. We rely primarily on patents, trademarks, copyrights, trade secrets and unfair competition laws, as well as license agreements and other contractual provisions, to protect our intellectual property and other proprietary rights. However, a significant portion of our technology is not patented, and we may be unable or may not seek to obtain patent protection for this technology. In addition, the U.S. government has licenses under certain of our patents and certain other intellectual property that are developed or used in performance of government contracts, and it may use or authorize others to use such patents and intellectual property for government and other purposes. Moreover, existing U.S. legal standards relating to the validity, enforceability and scope of protection of intellectual property rights offer only limited protection, may not provide us with any competitive advantages, and our rights may be challenged by third parties. The laws of countries other than the United States may be even less protective of our intellectual property rights. Accordingly, despite our efforts, we may be unable to prevent third parties from infringing upon or misappropriating our intellectual property or otherwise gaining access to our technology. Unauthorized third parties may try to copy or reverse engineer our products or portions of our products or otherwise obtain and use our intellectual property. Moreover, many of our employees have access to our trade secrets and other intellectual property. Despite our efforts to protect such information, if one or more of these employees leave our employment to work for one of our competitors, then they may disseminate this proprietary information, which may as a result damage our competitive position. If we fail to protect our intellectual property and other proprietary rights, then our business, results of operations or financial condition could be materially harmed. From time to time, we have initiated lawsuits to protect our intellectual property and other proprietary rights. Pursuing these claims is time consuming and expensive and could adversely impact our results of operations.

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

We may become subject to claims that our technologies infringe upon the intellectual property or other proprietary rights of third parties. Defending against, or otherwise addressing, any such claims, regardless of their merit, could be time-consuming and expensive, and could divert our management’s attention away from the execution of our business plan. Moreover, any settlement or adverse judgment resulting from such claims could require us to pay substantial amounts or obtain a license to continue to use the disputed technology, or otherwise restrict or prohibit our use of the technology. We cannot assure you that we would be able to: obtain from the third party asserting the claim a license on commercially reasonable terms, if at all; develop alternative technology on a timely basis, if at all; or obtain a license to use a suitable alternative technology to permit us to continue offering, and our customers to continue using, our affected product. An adverse determination could prevent us from offering our products to others. Infringement claims asserted against us may have a material adverse effect on our business, results of operations or financial condition.

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

The market prices for securities of emerging technology companies have historically been highly volatile, and the market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of particular companies. The market price of our common stock may fluctuate significantly in response to a number of factors, most of which we cannot control, including the following:

●	U.S. government spending levels, both generally and by our particular customers;
●	changes to the U.S. trade policy, including the increase or introduction of tariffs;

●	the volume of operational activity by the U.S. military and allied militaries;

●	delays in the payment of our invoices by government payment offices, resulting in potentially reduced earnings during a particular fiscal quarter;

●	announcements of new products or technologies, commercial relationships or other events relating to us or our industry or our competitors;

●	failure of any of our key products to gain market acceptance;

●	variations in our quarterly operating results;

●	perceptions of the prospects for the markets in which we compete;

●	changes in general economic conditions;

●	changes in securities analysts’ estimates of our financial performance;

●	regulatory developments in the United States and foreign countries;

●	fluctuations in stock market prices and trading volumes of similar companies;

●	news about the markets in which we compete or regarding our competitors;

●	terrorist acts or military action related to international conflicts, wars or otherwise;

●	media coverage regarding our products and services;

●	sales of large blocks of our common stock, including sales by our executive officers, directors and significant stockholders;

●	an increase in trading volume that may result from the expiration of lock-up arrangements pertaining to acquisition-related issuances of our common stock; and

●	additions or departures of key personnel.

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

Our largest stockholder may have the ability to significantly influence all matters submitted to stockholders for approval.

Entities affiliated with Arlington Capital Partners (the “Arlington Entities”), in the aggregate, beneficially own approximately 26.3% of our outstanding shares of common stock. This concentration of voting power gives the Arlington Entities the power to significantly influence matters submitted to our stockholders for approval, as well as our management and affairs. For example, the Arlington Entities could significantly influence the election of directors and approval of any merger, consolidation or sale of all or substantially all of our assets. In addition, this may prevent or discourage unsolicited acquisition proposals or offers for our capital stock that you may believe are in your best interest as one of our stockholders.

Concurrently with the execution and delivery of the Merger Agreement, the Arlington Entities entered into a shareholder’s agreement with us pursuant to which the Arlington Entities have, among other things, agreed to abide by customary standstill covenants, obligations to vote consistent with the recommendation of our Board of Directors, and customary employee non-solicit restrictions with respect to our and our subsidiaries’ employees (including BlueHalo and its subsidiaries). Under the shareholder’s agreement, we have, among other things, agreed to provide the Arlington Entities with certain board designation rights and, following a lock-up period as set forth in the shareholder’s agreement, customary registration rights, including customary demand and piggyback rights. The Arlington Entities will have such designation rights to designate two directors until they and their affiliates cease to collectively hold and own, directly or indirectly, at least 20% of our Adjusted Outstanding Shares and the Arlington Entities will have such designation rights to designate one director until they and their affiliates cease to collectively hold and own, directly or indirectly, at least 15% but less than 20% of our Adjusted Outstanding Shares. “Adjusted Outstanding Shares” is defined in the shareholder’s agreement to refer to the total number of our issued and outstanding shares of common stock, less then number of shares issued by us within six months of May 1, 2025. Our Board of Directors consists of ten members, two of whom have been designated by the Arlington Entities.

Moreover, the shareholder’s agreement provides that we renounce any interests or expectancy in being offered any business opportunities which the shareholder nominees, the Arlington Entities, or their affiliates conduct whether directly or indirectly, whether or not such business is competitive with or in the same or similar lines of business as us. This renunciation does not extend to business opportunities invested in on the basis of confidential information received from us or our representatives.

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

We operate in emerging and rapidly evolving markets, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, then we may need additional financing to pursue our business strategies, including to:

●	hire additional engineers and other critical personnel;

●	develop new or enhance existing products and services;

●	enhance our operating infrastructure;

●	fund working capital requirements;

●	acquire complementary businesses or technologies; or

●	otherwise respond to competitive pressures.

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

Failure to maintain effective internal control over financial reporting could adversely affect our financial results.

We must maintain effective internal controls in order to provide reasonable assurance regarding the financial reporting soundness for external purposes. Internal controls over financial reporting is not intended to impart absolute assurance that we can prevent or detect misstatements of its financial statement or fraud due to its inherent limitations. The failure to maintain an effective system of internal controls over financial reporting could limit our ability to report financial results accurately and in a timely manner or to detect and prevent fraud, which could cause a loss of investor confidence in our reporting, depress our stock price, adversely limit our liquidity and access to the capital markets and we may be unable to maintain compliance with applicable stock exchange listing requirements and debt covenant requirements.

Prior to our acquisition of BlueHalo, BlueHalo was not a U.S. public reporting company. The obligations associated with integrating into a public company, including to remediate BlueHalo’s material weaknesses in internal control over financial reporting, may require significant resources and management attention.

Prior to being acquired by AeroVironment, BlueHalo was a private company and not subject to public company reporting requirements. Additionally, from the time it was formed until the time it entered into the Merger Agreement, BlueHalo consummated a number of acquisitions of companies of varying degrees of size and sophistication with varying degrees of disclosure controls and procedures. As a public company, we are required to document and test our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002, so that our management can certify as to the effectiveness of our internal control over financial reporting in connection with our annual report. BlueHalo (including all of its prior acquisitions) will be required to be included in the scope of our internal control over financial reporting in our annual report to be filed with the SEC following this annual report and thereafter, which requires us to make and document significant changes to our internal controls over financial reporting.

In connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2024, BlueHalo identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. First, BlueHalo did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, BlueHalo did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. Second, BlueHalo did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions. Third, BlueHalo did not design and maintain effective monitoring activities of the design and operation of controls on a timely basis, taking necessary corrective action to ensure that controls continue to operate effectively and are modified for changes in conditions as appropriate.

Bringing BlueHalo into compliance with rules and regulations applicable to us as a public company and integrating BlueHalo into our current compliance and accounting system and disclosure controls and procedures is expected to increase our legal and financial compliance costs, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. We cannot predict or estimate the amount of additional costs we may incur to bring BlueHalo into compliance with these requirements (including by remediating its outstanding material weaknesses) and we cannot guarantee the measures we take will be sufficient to satisfy our obligations as a public company. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would harm our business and likely have a negative effect on the trading price of shares of our common stock. Furthermore, the need to establish the necessary corporate infrastructure to integrate BlueHalo may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations.

We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

We have not declared any cash dividends since becoming a public company and currently intend to retain all earnings to finance the operation and expansion of our business. Therefore, we do not anticipate that we will pay any cash dividends on shares of our common stock in the foreseeable future. We also do not expect to buy back any of our common stock for the foreseeable future. In addition, our ability to pay dividends and buy back shares of our common stock is restricted by the Credit Agreement. Any determination to pay dividends or stock buybacks in the future will be at the discretion of our board of directors and will be dependent upon our future financial condition, results of operations, capital requirements, legal restrictions, general business conditions and other relevant factors as determined by our Board of Directors. See the section herein titled, “Dividends.”

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We face various cybersecurity threats as a prominent target, including denial-of-service attacks, ransomware, phishing, and advanced persistent threats. As an aerospace and defense company providing advanced defense technologies and services to the U.S. and foreign governments, these threats are not just from low-level threat actors, but rise to the level of sophisticated threat actors from organized and funded adversaries, including groups affiliated with various nation states. Our customers, suppliers, subcontractors, and vendors also face similar threats. Cybersecurity incidents impacting us, or any of these third parties, could have a material adverse effect on our operations, financial condition, and results of operations. Given the cybersecurity risks we face, we dedicate ample resources to addressing and mitigating our cyber risks.

Risk Management and Strategy

Our cybersecurity program is designed to identify, detect, protect against, respond to, and recover from cyber risks and incidents. Our cybersecurity program is part of our internal risk management processes, and we continually improve our cybersecurity practices as new threats and vulnerabilities emerge.

Our Chief Information Officer (“CIO”), Chief Information Security Officer (“CISO”), and Vice President of Cybersecurity, all within our “CIO organization,” lead our Detection and Response Team (“DART”) which is responsible for our cybersecurity incident response processes pursuant to our Incident Response Plan and playbooks. The DART also includes members of our IT department responsible for supporting the technologies and processes to protect against, detect, contain, mitigate, and recover from cybersecurity incidents. The DART evaluates and assigns severity levels to cybersecurity incidents and, based on the severity, escalates and engages incident response teams to respond to and mitigate the risks.

Our cybersecurity team proactively hunts for cyber threats and vulnerabilities in our networks and information systems as part of our cyber risk management program. This includes monitoring our networks and systems for indicators of compromise (“IOCs”), active intrusion attempts, and other suspicious activity, including insider threat risks. The cybersecurity team stays apprised of existing and emerging cybersecurity threats through commercial threat intelligence feeds and by partnering and data sharing with third parties such as the U.S. government, law enforcement agencies, customers, and other Defense Industrial Base (“DIB”) participants. We also engage third parties to conduct evaluations of our cybersecurity controls by performing penetration testing and controlled cybersecurity framework audits. We also review the cybersecurity practices of our third-party service providers and suppliers.

We require our employees to take cybersecurity-related training regularly to promote awareness of how to detect, report, and respond to cybersecurity threats. Employees with certain roles and responsibilities are also assigned cyber training for their specific functions. We also maintain an Insider Threat program, headed by our Director of Security, to identify, assess, and deal with potential risks from within our company, including cybersecurity risks.

We have aligned our cybersecurity program to the National Institute of Standards and Technology’s (“NIST”) published cybersecurity standards, and our policies and processes are compliant with NIST Special Publication 800-171 and other applicable publications. Given our status as a defense contractor, we are subject to numerous regulations, including those pursuant to the Defense Federal Acquisition Regulation Supplement (“DFARS”), requiring us to have controls in place to protect U.S. government CUI and to report cybersecurity incidents to the DoD.

We are also subject to the DoD CMMC requirements which necessitates that companies receiving, storing, or processing federal contract information (“FCI”) and CUI be formally assessed by a CMMC C3PAO. AeroVironment, Inc., including its subsidiaries Arcturus UAS and Tomahawk Robotics (but excluding any of the BlueHalo acquired entities) is scheduled for a formal Level 2 assessment. The recently acquired BlueHalo passed a formal CMMC Level 2 assessment under the CMMC 2.0 framework, which went into effect December 16, 2024. If we fail to achieve or maintain certification ahead of contract awards, or if we fail to achieve the level required for a particular contract, we will be unable to bid on new contracts or follow-on efforts containing CMMC clauses, which could adversely impact the success of our operations. Additionally, our subcontractors and certain vendors may need to obtain CMMC certification, and we may be negatively impacted if they are not compliant with the CMMC requirements.

Governance

Our CIO, CISO, and VP of Cybersecurity, each with 20+ years of related experience, are responsible for the day-to-day management of our cybersecurity program and cybersecurity risks. Our CISO and team are primarily responsible for our overall cybersecurity risk management program and supervise both internal and external resources to identify, protect against, detect, respond to, and recover from cybersecurity risks, threats, and incidents.

We have internal Cybersecurity Council which meets monthly to help communicate our enterprise cybersecurity strategy and ensure it is implemented across the business, as well as maintain awareness of events and changes occurring throughout the business. The Cybersecurity Council consists of members from our CIO organization as well as senior leadership from various functional areas of the business.

The CISO and VP of Cybersecurity report cybersecurity incidents to members of the company’s senior management, including the Cybersecurity Council, CIO, CEO, and the Board of Directors based on the severity and type of the incident to ensure proper external reporting is completed thoroughly and timely.

Pursuant to its charter, the Cybersecurity Committee of our Board of Directors is responsible for reviewing, discussing, and making recommendations to the full board regarding cybersecurity matters. Our CIO, CISO, and VP of Cybersecurity provide presentations to the Cybersecurity Committee on our cybersecurity program at each of the committee’s regularly scheduled quarterly meetings. These briefings include assessments of the cyber risk and threats landscape, updates on incidents, policies and procedures, and our investments and plans in cybersecurity risk mitigation and governance. The Cybersecurity Committee also meets with members of the Cybersecurity Council to discuss various aspects of our cybersecurity program between regular meetings. All members of the Board of Directors are invited to attend all meetings of the Cybersecurity Committee, and the committee regularly briefs the entire board regarding their oversight of our cybersecurity program.

Cybersecurity Threats

We have experienced cybersecurity incidents in the past and will experience cybersecurity incidents in the future. Prior cybersecurity incidents have not materially affected, or are reasonably likely to affect, our business strategy, results of operations or financial condition; however, there is no guarantee that a future cybersecurity incident would not have a material adverse effect on such items. While our cybersecurity program is designed to mitigate cybersecurity risks, we cannot eliminate all risks from cybersecurity threats. See Item 1A. Risk Factors for more information on our cybersecurity risks.

Item 2. Properties.

As of April 30, 2025, our facilities are primarily leased. Our corporate headquarters are located in Arlington, Virginia where we currently occupy approximately 7,400 square feet under an amended lease agreement expiring in June 2030. Under leases in effect prior to the closing of the BlueHalo acquisition, we also lease (i) a total of approximately 280,000 square feet of space in Simi Valley, California, which leases expire between 2027 and 2030, (ii) approximately 150,000 square feet of space in Moorpark, California, which lease expires in 2027, used for administration and to design, engineer, test and manufacture UAS, and (iii) other facilities in California, Alabama, Kansas, Massachusetts, Florida, Pennsylvania, Minnesota, and Virginia. We have international locations in Hampton Bishop, United Kingdom, used for business development and program management support, and Stuttgart, Germany, which facilities are used for administration, research and development, logistics, testing and manufacturing of UGV products.

As of April 30, 2025, our business segments as in effect during the year ended on such date (Uncrewed Systems, or “UxS;” Loitering Munitions Systems, or “LMS;” and MacCready Works, or “MW”) had significant operations at the following locations:

●	UxS, LMS, and MW: Simi Valley, CA; Moorpark, CA; Huntsville, AL; Lawrence, KS; Wilmington, MA; Centreville, VA; and Minneapolis, MN.
●	UxS: Petaluma, CA; Rohnert Park, CA; San Diego, CA; Melbourne, FL; Hampton Bishop, United Kingdom; Stuttgart, Germany and Erie, PA.
●	Corporate: Arlington, VA, Moorpark, CA and Simi Valley, CA.

Additionally in May 2025, we acquired BlueHalo, which has operations in Florida, Pennsylvania, New Mexico, California, Maryland, Virginia, Alabama, and Ohio.

Item 3. Legal Proceedings.

On August 9, 2021, a former employee filed a class action complaint against AeroVironment in California Superior Court in Los Angeles, California alleging various claims pursuant to the California Labor Code related to wages, meal breaks, overtime, unreimbursed business expenses and other recordkeeping matters. The complaint seeks a jury trial and payment of various alleged unpaid wages, penalties, interest and attorneys’ fees in unspecified amounts. We filed our answer on December 16, 2021. The parties participated in a mediation session on May 8, 2025, but did not reach a resolution during the session.

On March 29, 2024, a former employee filed a complaint against AeroVironment in the Ventura County Superior Court in California, alleging violations of the California Labor Code related to wages, meal breaks, overtime, unreimbursed business expenses and other recordkeeping matters and seeking penalties recoverable under California Labor Code section 2698, et. seq., Private Attorney General Act of 2004 (“PAGA”) and all other remedies available under PAGA. The complaint seeks civil penalties on behalf of the plaintiff and similarly situations persons pursuant to PAGA. We filed our answer on June 20, 2024. The parties stipulated to stay this PAGA case ahead of the mediation in the class action matter listed in the immediately preceding paragraph above.

On June 11, 2025, the parties reached an agreement in principle to settle all claims in the class action complaint and PAGA complaint pursuant to a mediator’s proposal made on such a date by the mediator from the May 8, 2025 class action mediation session. A court must approve the terms of the settlement before we will pay any amounts pursuant to the settlement. The estimated settlement was accrued in our consolidated statements of income(loss) for the year ended April 30, 2025.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 18, 2025, the closing sales price of our common stock as reported on the NASDAQ Global Select Market, where it trades under the symbol AVAV, was $190.04 per share. As of June 19, 2025, there were 419 holders of record of our common stock.

Dividends

To date we have retained all earnings for use in the operation and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Any future determination related to dividend policy will be made at the discretion of our board of directors and will depend upon, among other factors, our results of operations, financial condition, capital requirements, capital allocation policy, expected return on invested capital, contractual restrictions and such other factors as our board of directors deems relevant. The terms of our Credit Agreement restrict our ability to pay dividends.

Stock Price Performance Graph

The following graph shows a comparison of cumulative returns on our common stock, based on the market price of the common stock, with the cumulative total returns of companies in the Russell 2000 Index and the SPADE Defense Index.

The following table shows the value of $100 invested on April 30, 2020 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2020	2021	2022	2023	2024	2025
AeroVironment, Inc. Stock	100	183	133	167	264	254
Russell 2000 Index	100	173	142	135	154	151
SPADE Defense Index	100	139	135	149	190	226

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

Securities Authorized for Issuance Under Equity Compensation Plans

The information required by Item 5 of Form 10-K regarding equity compensation plans is incorporated herein by reference to Item 12 of Part III of this Annual Report on Form 10-K.

Issuer Purchases of Equity Securities

None.

Item 6.

Reserved.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Introduction

The following discussion of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and notes thereto included herein as Item 8. This discussion contains forward-looking statements. Refer to Part I, “Forward-Looking Statements” on page 2 and Item 1A, “Risk Factors” beginning on page 14, for a discussion of the uncertainties, risks and assumptions associated with these statements. The disclosures and references in Item 7 of this Annual Report, including the description of our business, financial data, management’s discussion and analysis of financial condition and results of operations do not include the BlueHalo acquisition which closed on May 1, 2025, unless otherwise specifically noted. The assets, liabilities and results of operations of BlueHalo have not been consolidated into our results as of and for the period ended April 30, 2025 or any of the historical periods presented.

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

The success of our current product and service offerings stems from our investments in R&D to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed over more than 50 years of innovation or acquired through acquisitions, include robotics and robotics systems autonomy; modular open systems architecture, sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning and autonomy; land, maritime and air deployment of munitions and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; munitions systems warhead integration; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic crewed and uncrewed mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and integrated mission solutions for austere environments.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative UxS and LMS products that provide situational awareness, remote sensing, multi band communications, force protection and other information and mission effects to increase the safety and effectiveness of our customers’ operations.

Revenue

We generate our revenue primarily from the sale, support, design and operation of our UxS, LMS and HAPS products. Support for our SUAS, MUAS and LMS customers includes training, spare parts, product repair and product replacement. Under ISR services contracts we deliver the information our MUAS produce to our customers, who use that information to support their missions. We refer to these support activities, in conjunction with customer-funded R&D, as our services operation. We derive most of our SUAS, MUAS, LMS and HAPS revenue from fixed-price and cost-plus-fee contracts with the majority from U.S. government and allied foreign governments for SUAS, MUAS, and LMS.

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

Selling, General and Administrative

Our selling, general and administrative expenses (“SG&A”), include salaries, fringe benefits, and other expenses related to selling, marketing and proposal activities, and other administrative costs and amortization of acquired intangible assets. Some SG&A expenses relate to marketing, commissions on certain direct commercial sales to international customers and business development activities that support both ongoing business areas as well as new and emerging market areas. These activities can be directly associated with developing requirements for and applications of capabilities created in our R&D activities. SG&A is an important financial metric that we analyze to help us evaluate the contribution of our selling, marketing and proposal activities to revenue generation.

Research and Development Expense

R&D is an integral part of our business model. We normally conduct significant internally funded R&D. Our R&D activities focus specifically on creating capabilities that support our existing product portfolio as well as new solutions.

Impairment of Goodwill

As part of our annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, we determined carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a goodwill impairment charge of $18.4 million during the three months ended April 30, 2025 in the UGV reporting unit.

For the fiscal year ended April 30, 2025, we determined that it was more likely than not that the fair value of each of the other reporting units, other than UGV, was more than their carrying values as of the annual goodwill impairment test date, including the MUAS reporting unit which was no longer considered at an increased risk of failing future quantitative goodwill impairment tests due to an increase in the estimated fair value of the reporting unit from significant increases in forecasted results.

Subsequent to the performance of our annual goodwill impairment test for the fiscal year ended April 30, 2023, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million recorded during the year ended April 30, 2023.

Other (Loss) Income, net

Other (loss) income, net includes unrealized losses associated with decreases in the fair market value for equity security investments, interest income, and interest expense.

Provision for (Benefit from) Income Taxes

Our effective tax rates for fiscal years 2025 and 2024 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from the Foreign Derived Intangible Income deduction (“FDII”), excess benefits from stock-based compensation, the U.S. federal research tax credit.

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

Net Income Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests includes the 50% interest in the income or losses of Altoy, between May 1, 2022 and October 14, 2022. Subsequent to October 14, 2022, Altoy is no longer consolidated, and therefore, noncontrolling interest is no longer recorded.

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

We review cost performance, estimates to complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions or unpriced change orders could result in cumulative catch up adjustments to revenue that could be material. During the fiscal years ended April 30, 2025, 2024 and 2023, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2025, 2024 and 2023, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023

Gross favorable adjustments	$11,106	$7,359	$2,893
Gross unfavorable adjustments	(5,104)	(1,951)	(3,771)
Net adjustments	$6,002	$5,408	$(878)

For the year ended April 30, 2025, favorable cumulative catch up adjustments of $11.1 million were primarily due to favorable adjustments on eight contracts. Four LMS undefinitized contract actions were definitized during the year ended April 30, 2025, which resulted in cumulative catch-up revenue adjustments that increased revenue by approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch up adjustments of $5.1 million were primarily related to unfavorable adjustments on 17 contracts for higher revised estimates of the total expected costs to complete the contract, including one LMS contract, which decreased revenue by approximately $2.9 million. The remaining adjustments individually were not material.

For the year ended April 30, 2024, favorable cumulative catch up adjustments of $7.4 million were primarily due to final cost adjustments on 17 contracts. During the year ended April 30, 2024, we revised our estimates of the total expected costs to complete two LMS contracts. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $2.7 million. For the same period, unfavorable cumulative catch up adjustments of $2.0 million were primarily related to higher than expected costs on 11 contracts, which individually were not material.

For the year ended April 30, 2023, favorable cumulative catch up adjustments of $2.9 million were primarily due to final cost adjustments on 23 contracts, which individually were not material. For the same period, unfavorable cumulative catch up adjustments of $3.8 million were primarily related to unfavorable adjustments on 5 contracts for higher revised estimates of the total expected costs to complete the contract, including one LMS variant contract, which decreased revenue by approximately $1.9 million. The remaining adjustments individually were not material.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include: technology, backlog, in-process research and development, customer relationships, licenses, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. As part of our annual goodwill impairment and identifiable asset test, performed during the quarter ended April 30, 2025, a decrease in forecasted results for the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025 resulted in accelerated intangible amortization expenses of $4.3 million which were recorded during the three months ended April 30, 2025. Due to the closure of all of our MUAS COCO sites during the three months ended April 30, 2023, we revised the estimated useful life for MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34.1 million during the fiscal year ended April 30, 2023. Additionally, in conjunction with the goodwill impairment test performed during the year ended April 30, 2023, the remaining intangibles in the MUAS reporting unit were tested for recoverability. The asset recoverability test did not result in an impairment for the remaining intangibles in the MUAS reporting unit. Refer to Note 6—Goodwill for further details.

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

As part of our annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a goodwill impairment charge of $18.4 million during the three months ended April 30, 2025 in the UGV reporting unit. We determined that it was more likely than not that the fair value of our other reporting units were more than their carrying values as of the annual goodwill impairment test date.

Subsequent to the performance of our annual goodwill impairment test for the fiscal year ended April 30, 2023, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156.0 million in the MUAS reporting unit recorded during the fiscal year ended April 30, 2023.

As of April 30, 2025, our MUAS reporting unit has a goodwill balance of $135.8 million. During the most recent annual impairment test during the fourth quarter of fiscal year 2025, the estimated fair value of all reporting units, other than UGV, substantially exceeded their carrying value.

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

	Fiscal Year Ended April 30,
	2025		2024		2023
Revenue	$820,627	100%	$716,720	100%	$540,536	100%
Cost of sales	501,991	61%	432,789	60%	367,022	68%
Gross margin	318,636	39%	283,931	40%	173,514	32%
Selling, general and administrative	158,753	19%	114,420	16%	131,905	24%
Research and development	100,729	12%	97,687	14%	64,255	12%
Impairment of goodwill	18,359	2%	—	—%	156,017	29%
Income (loss) from operations	40,795	5%	71,824	10%	(178,663)	(33)%
Interest expense, net	(2,188)	—%	(4,220)	(1)%	(9,368)	(2)%
Other income (expense), net	1,057	—%	(4,373)	(1)%	(346)	—%
Income (loss) before income taxes	39,664	5%	63,231	9%	(188,377)	(35)%
Provision for (benefit from) income taxes	882	—%	1,891	—%	(14,663)	(3)%
Equity method investment income (loss), net of tax	4,837	1%	(1,674)	—%	(2,453)	—%
Net income (loss)	43,619	5%	59,666	8%	(176,167)	(33)%
Net income attributable to noncontrolling interest	—	—%	—	—%	(45)	—%
Net income (loss) attributable to AeroVironment, Inc.	$43,619	5%	$59,666	8%	$(176,212)	(33)%

We have the following reportable segments through its fiscal year ended April 30, 2025: Uncrewed Systems (“UxS”) segment, Loitering Munition Systems (“LMS”) segment; and the MacCready Works (“MW”) segment. The following table (in thousands) sets forth our revenue and segment adjusted gross margin generated by each reporting segment for the periods indicated. Segment adjusted gross margin is defined as gross margin before intangible amortization and amortization of other purchase accounting adjustments.

Effective May 1, 2025 due to the acquisition of BlueHalo and our reorganization, reportable segments will be updated into the two reportable segments (i) Autonomous Systems and (ii) Space, Cyber and Directed Energy. Autonomous Systems will include the historical AeroVironment businesses (UxS, LMS and MW) as well as Unmanned Maritime, Radio Frequency and Kinetic C-UAS, Electronic Warfare Systems and Autonomous R&D. Space, Cyber and Directed Energy will include the remaining acquired BlueHalo businesses including Digital beamforming technology, Laser Communications, Space-Qualified Hardware, Phased Array Antenna Technology, Directed Energy, Cyber and Mission Systems. We will begin to report our segments in the new structure in our Quarterly Report on Form 10-Q for the quarter ending July 26, 2025, the period in which the new organizational structure became effective.

Also effective May 1, 2025 due to the increased size and complexity of the businesses, the significant amount of debt to finance the acquisition and the related debt covenants, the Chief Operating Decision Maker’s (“CODM”) measure of profitability for the new reportable segments will be Segment Adjusted EBITDA, defined as income from operations before interest income, interest expense, income tax expense (benefit) and depreciation and amortization, adjusted for the impact of certain other non-cash items, including goodwill impairment, amortization of implementation of cloud computing arrangements, stock-based compensation, other purchase accounting adjustments and cash items including acquisition related expenses.

	Year Ended April 30, 2025
	UxS	LMS	MW	Total
Revenue:
Product sales	$352,932	$333,506	$6,284	$692,722
Contract services	28,846	18,471	80,588	127,905
	381,778	351,977	86,872	820,627

Less: Cost of sales	213,133	223,422	65,436	501,991
Add: Intangible amortization included in cost of sales	18,480	—	925	19,405
Segment adjusted gross margin	$187,125	$128,555	$22,361

	Year Ended April 30, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$415,074	$168,863	$1,834	$585,771
Contract services	32,932	23,724	74,293	130,949
	448,006	192,587	76,127	716,720

Less: Cost of sales	249,763	124,363	58,663	432,789
Add: Intangible amortization included in cost of sales	12,280	—	1,268	13,548
Segment adjusted gross margin	$210,523	$68,224	$18,732

	Year Ended April 30, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$268,021	$84,686	$355	$353,062
Contract services	75,889	35,938	75,647	187,474
	343,910	120,624	76,002	540,536

Less: Cost of sales	231,960	77,888	57,174	367,022
Add: Intangible amortization included in cost of sales	12,731	—	1,275	14,006
Segment adjusted gross margin	$124,681	$42,736	$20,103

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying consolidated statements of income (loss):

	Year Ended April 30,
	2025	2024	2023
Cost of sales:
Product sales	$15,018	$8,214	$4,091
Contract services	4,387	5,334	9,915
Selling, general and administrative	4,001	5,010	49,561
Total	$23,406	$18,558	$63,567

Fiscal Year Ended April 30, 2025 Compared to Fiscal Year Ended April 30, 2024

Revenue. Revenue for the fiscal year ended April 30, 2025 was $820.6 million, as compared to $716.7 million for the fiscal year ended April 30, 2024, representing an increase of $103.9 million, or 14%. The increase in revenue was due to an increase in product revenue of $107.0 million, partially offset by a decrease in service revenue of $3.0 million. The increase in product revenue was primarily due to an increase of $164.7 million from the production of our Switchblade products, driven by increased global demand for our LMS associated with the current global conflicts as well as U.S. DoD. resupply and an increase of $4.4 million from the delivery of MW products driven by demand for new product releases, partially offset by a decrease of $62.1 million of product deliveries of our UxS products, primarily due to a decrease in international sales to Ukraine. Fiscal 2025 also included favorable cumulative catch-up revenue adjustments of $12.0 million due to changes in estimates associated with the definitization of certain LMS contracts. The decrease in service revenue was primarily due to a decrease of $2.8 million in other engineering services and customer-funded R&D activities primarily associated with the shift from development to production of certain LMS products. With the acquisition of BlueHalo, we expect the proportion of service revenue to total revenue to increase in fiscal year 2026 and beyond.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2025 was $502.0 million, as compared to $432.8 million for the fiscal year ended April 30, 2024, representing an increase of $69.2 million, or 16%. The increase in cost of sales was a result of an increase in product cost of sales of $64.2 million and an increase in service costs of sales of $5.0 million. The increase in product cost of sales was primarily due to approximately $62 million associated with the increase in product sales volume, $4.6 million due to the UGV accelerated intangible amortization expenses, partially offset by a decrease of approximately $3 million due to product mix shift primarily to the definitization of LMS contracts. The increase of $5.0 million in service costs of sales was primarily due to approximately $7 million increase due to mix shift associated with a higher proportion of engineering services, partially offset by approximately $2 million associated with the decreased service volume. Cost of sales for the fiscal year ended April 30, 2025 included $19.4 million of intangible amortization as compared to $13.5 million of intangible amortization and other related non-cash purchase accounting expenses for the fiscal year ended April 30, 2024. As a percentage of revenue, cost of sales increased from 60% to 61%, primarily due to the accelerated amortization of UGV intangibles of $4.6 million, partially offset by an increase in the proportion of product revenue to total revenue, resulting in a decrease in gross margin from 40% to 39%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2025 was $158.8 million, or 19% of revenue, as compared to SG&A expense of $114.4 million, or 16% of revenue, for the fiscal year ended April 30, 2024. The increase in SG&A expense was primarily due to an increase of $17.2 million in acquisition related expenses related to the BlueHalo acquisition, an increase in employee related expenses of $10.0 million driven by an increase in average headcount and expansion of our global business development team, and an increase in sales and marketing expense of $9.4 million driven by an increase in bid and proposal efforts associated with the higher sales volume.

Research and Development. R&D expense for the fiscal year ended April 30, 2025 was $100.7 million, or 12% of revenue, as compared to R&D expense of $97.7 million, or 14% of revenue, for the fiscal year ended April 30,

2024. R&D expense increased by $3.0 million, or 3%, for the fiscal year ended April 30, 2025, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Impairment of Goodwill. A goodwill impairment charge of $18.4 million resulting from a decrease in forecasted results of the UGV reporting unit identified during our annual goodwill impairment test during the three months ended April 30, 2025 in the UGV reporting unit.

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2025 was $2.2 million, as compared to interest expense net of $4.2 million for the fiscal year ended April 30, 2024. The decrease in interest expense, net was primarily due to a decrease of $5.0 million in interest expense primarily due to lower average outstanding balances on our debt facility, partially offset by a decrease in interest income of $2.5 million primarily due to lower interest rates and a decrease in our average investment balances. On May 1, 2025 in connection with the closing of the BlueHalo acquisition, we entered into a new Term A Loan and borrowed from our revolving credit facility (the “Revolving Credit Facility,” and together with the Term A Loan, the “Credit Facilities”). As of May 1, 2025, the outstanding balance of the Credit Facilities was $955.0 million, which bears a variable interest rate. Interest expense for fiscal year 2026 is expected to increase significantly.

Other Income (Expense), net. Other income, net for the fiscal year ended April 30, 2025 was $1.1 million, as compared to other expense, net of $4.4 million for the fiscal year ended April 30, 2024. The increase in other income, net is primarily due to a decrease in unrealized losses associated with increases in fair market value for equity security investments of $4.1 million.

Income Taxes. Our effective income tax rate was 2.2% for the fiscal year ended April 30, 2025 as compared to 3.0% for the fiscal year ended April 30, 2024. The decrease in our effective tax rate in fiscal 2025 compared with fiscal 2024 was primarily due to a decrease in net income, a decrease in our FDII deduction, offset by non-deductible goodwill impairment expense from our foreign subsidiary.

Equity method investment gain (loss), net of tax. Equity method investment gain, net of tax for the fiscal year ended April 30, 2025 was $4.8 million, as compared to equity method investment loss of $(1.7) million for the fiscal year ended April 30, 2024.

Business Segment Results of Operations

Loitering Munitions Systems

	Year Ended
	April 30,	April 30,
	2025	2024
Revenue:
Product sales	$333,506	$168,863
Contract services	18,471	23,724
	351,977	192,587

Less: Cost of sales	223,422	124,363
Add: Intangible amortization included in cost of sales	—	—
Segment adjusted gross margin	$128,555	$68,224

LMS Revenue. LMS revenue for the fiscal year ended April 30, 2025 was $352.0 million, as compared to $192.6 million for the fiscal year ended April 30, 2024, representing an increase of $159.4 million, or 83%. The increase in revenue was due to an increase in product revenue of $164.6 million, partially offset by a decrease in service revenue of $5.2 million. The increase in product revenue was primarily due to increased production of our LMS systems due to global demand for our LMS systems associated with the current global conflicts as well as U.S. DoD resupply. Fiscal 2025 also included favorable cumulative catch-up revenue adjustments of $12.0 million due to changes in estimates associated with the definitization of certain LMS contracts. The decrease in service revenue was primarily due to a decrease of $4.2 million in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment Adjusted Gross Margin. LMS segment adjusted gross margin for the fiscal year ended April 30, 2025 was $128.6 million, as compared to $68.2 million for the fiscal year ended April 30, 2024, representing an increase of $60.4 million. The increase in LMS segment adjusted gross margin was primarily due to an increase of $159.4 million in revenue, inclusive of the cumulative catch-up revenue adjustments of $12.0 million, partially offset by an increase of $99.0 million in cost of sales excluding amortization of intangibles, of which approximately $103 million is associated with the increased sales volume, partially offset by approximately $4 million due to shift in mix primarily related to the definitization of LMS contracts.

Uncrewed Systems

	Year Ended
	April 30,	April 30,
	2025	2024
Revenue:
Product sales	$352,932	$415,074
Contract services	28,846	32,932
	381,778	448,006

Less: Cost of sales	213,133	249,763
Add: Intangible amortization included in cost of sales	18,480	12,280
Segment adjusted gross margin	$187,125	$210,523

UxS Revenue. UxS revenue for the fiscal year ended April 30, 2025 was $381.8 million, as compared to $448.0 million for the fiscal year ended April 30, 2024, representing a decrease of $66.2 million, or 15%. The decrease in revenue was due to a decrease in product revenue of $62.1 million and a decrease in service revenue of $4.1 million. The decrease in product revenue was primarily due to a decrease of $51.0 million for product shipments of our SUAS and MUAS family of systems driven by decreased international sales, most significantly to Ukraine. The decrease in service revenue was primarily due to a decrease of $3.3 million of customer funded R&D and engineering services primarily due to the completion of certain MUAS contracts during the fiscal year ended April 30, 2024.

UxS Segment Adjusted Gross Margin. UxS segment adjusted gross margin for the fiscal year ended April 30, 2025 was $187.1 million, as compared to $210.5 million for the fiscal year ended April 30, 2024, representing a decrease of $23.4 million. The decrease in UxS segment adjusted gross margin was primarily due to a decrease of $66.2 million in revenue, partially offset by a decrease of $42.8 million in cost of sales excluding intangible amortization. The decrease of $42.8 million in costs of sales excluding intangible amortization is primarily due to a decrease of approximately $35 million associated with the decreased sales volume and shift in mix of approximately $8 million due to mix.

MacCready Works

	Year Ended
	April 30,	April 30,
	2025	2024
Revenue:
Product sales	$6,284	$1,834
Contract services	80,588	74,293
	86,872	76,127

Less: Cost of sales	65,436	58,663
Add: Intangible amortization included in cost of sales	925	1,268
Segment adjusted gross margin	$22,361	$18,732

MW Revenue. MW revenue for the fiscal year ended April 30, 2025 was $86.9 million, as compared to $76.1 million for the fiscal year ended April 30, 2024, representing an increase of $10.8 million, or 14%. The increase in revenue was primarily due to an increase of $6.3 million in service revenue and an increase of $4.5 million in product sales. The increase in service revenue is primarily due to an increase in engineering services and customer-funded R&D in part due to HAPS return to flight services. The increase in product sales is primarily due to the shift from development to early-stage production of certain new products.

MW Segment Adjusted Gross Margin. MW segment adjusted gross margin for the fiscal year ended April 30, 2025 was $22.4 million, as compared to MW segment adjusted gross margin of $18.7 million for the fiscal year ended April 30, 2024, representing an increase of $3.7 million. The increase in MW segment adjusted gross margin was primarily due to an increase of $10.8 million in revenue, partially offset by an increase of $7.1 million in cost of sales excluding amortization of intangibles of which approximately $8 million is associated with the increased sales volume.

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

Business Segment Results of Operations

Loitering Munitions Systems

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue:
Product sales	$168,863	$84,686
Contract services	23,724	35,938
	192,587	120,624

Less: Cost of sales	124,363	77,888
Add: Intangible amortization included in cost of sales	—	—
Segment adjusted gross margin	$68,224	$42,736

LMS Revenue. LMS revenue for the fiscal year ended April 30, 2024 was $192.6 million, as compared to $120.6 million for the fiscal year ended April 30, 2023, representing an increase of $72.0 million, or 60%. The increase in revenue was due to an increase in product revenue of $84.2 million, partially offset by a decrease in service revenue of $12.2 million. The increase in product revenue was primarily due to increased production of our LMS systems due to global demand for our LMS systems associated with the current global conflicts as well as U.S. DoD resupply. The decrease in service revenue was primarily due to a decrease of $11.9 million in customer-funded R&D activities primarily associated with the shift from development to production of certain Switchblade products.

LMS Segment Adjusted Gross Margin. LMS segment adjusted gross margin for the fiscal year ended April 30, 2024 was $68.2 million, as compared to $42.7 million for the fiscal year ended April 30, 2023, representing an increase of $25.5 million. The increase in LMS segment adjusted gross margin was primarily due to an increase of $72.0 million in revenue; partially offset by an increase of $46.5 million in cost of sales excluding amortization of intangibles, of which approximately $46 million is associated with the increased sales volume.

Uncrewed Systems

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue:
Product sales	$415,074	$268,021
Contract services	32,932	75,889
	448,006	343,910

Less: Cost of sales	249,763	231,960
Add: Intangible amortization included in cost of sales	12,280	12,731
Segment adjusted gross margin	$210,523	$124,681

UxS Revenue. UxS revenue for the fiscal year ended April 30, 2024 was $448.0 million, as compared to $343.9 million for the fiscal year ended April 30, 2023, representing an increase of $104.1 million, or 30%. The increase in revenue was due to an increase in product revenue of $147.1 million, partially offset by a decrease in service revenue of $43.0 million. The increase in product revenue was primarily due to $136.1 million from increased product shipments of our SUAS and MUAS family of systems driven by increased global demand for our uncrewed systems associated with the current global conflicts as well as U.S. DoD resupply and $10.6 million associated with the recent Tomahawk acquisition. The decrease in service revenue was primarily due to decreases of $49.7 million from the closure of all COCO site locations during fiscal year 2023, partially offset by an increase of $5.3 million associated with the recent Tomahawk acquisition.

UxS Segment Adjusted Gross Margin. UxS segment adjusted gross margin for the fiscal year ended April 30, 2024 was $210.5 million, as compared to $124.7 million for the fiscal year ended April 30, 2023, representing an increase of $85.8 million. The increase in UxS segment adjusted margin was primarily due to an increase of $104.1 million in revenue, partially offset by an increase of $18.3 million in cost of sales excluding intangible amortization. The increase of $18.3 million in costs of sales excluding intangible amortization is primarily due to an increase of approximately $65 million associated with the increased sales volume and $6.0 million from an increase in inventory reserve charges primarily related to the introduction of our next generation products, partially offset by shift in mix of approximately $53 million due to a higher proportion of international products sales and lower levels of COCO service revenue.

MacCready Works

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue:
Product sales	$1,834	$355
Contract services	74,293	75,647
	76,127	76,002

Less: Cost of sales	58,663	57,174
Add: Intangible amortization included in cost of sales	1,268	1,275
Segment adjusted gross margin	$18,732	$20,103

MW Revenue. MW revenue for the fiscal year ended April 30, 2024 was $76.1 million, as compared to $76.0 million for the fiscal year ended April 30, 2023, representing an increase of $0.1 million. The increase in revenue was primarily due to an increase of $1.5 million in product sales, partially offset by a decrease of $1.4 million in service revenue. The increase in product sales is primarily due to the shift from development to early-stage production of certain products. The decrease in service revenue is primarily due to a decrease in engineering services and customer-funded R&D due to delays in anticipated contract awards associated with the government budget authorization process.

MW Segment Adjusted Gross Margin. MW segment adjusted gross margin for the fiscal year ended April 30, 2024 was $18.7 million, as compared to MW segment adjusted gross margin of $20.1 million for the fiscal year ended April 30, 2023, representing a decrease of $1.4 million. The decrease in MW segment adjusted gross margin was primarily due to an increase of $1.5 million in cost of sales excluding amortization of intangibles driven by increased sales mix of approximately $1 million due to the shift from development to early-stage production of certain products.

Liquidity and Capital Resources

On February 19, 2021 in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement, subsequently amended February 4, 2022, June 6, 2023, October 4, 2024 and May 1, 2025, (as amended, the “Credit Agreement”). The October 4, 2024 amendment increased the Revolving Credit Facility to $200 million, and a previously provided Term Loan Facility was fully repaid in full and removed from the Credit Agreement. Our ability to borrow under the Revolving Credit Facility includes a sublimit for the issuance of standby and commercial letters of credit, of which there were outstanding letters of credit of $39.4 million as of April 30, 2025. As of April 30,

2025, approximately $160.6 million was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital, acquisition costs and other general corporate purposes. Refer to Note 11—Debt to our financial statements for further details. In addition, Telerob has a line of credit of €7.0 million (approximately $8.0 million) available for issuing letters of credit of which €2.3 million (approximately $2.6 million) was outstanding as of April 30, 2025.

On May 1, 2025 in connection with the closing of the BlueHalo acquisition, we amended the Credit Agreement to provide for a new $700 million term A loan (the “Term A Loan,” and with the Revolving Credit Facility, the “Credit Facilities”), the proceeds of which were used on the Closing Date to repay certain outstanding indebtedness of BlueHalo and to pay for certain related transaction costs. The Term A Loan matures two years after the closing date of the BlueHalo acquisition and amortizes at a rate of 5.00% per annum, with the remaining outstanding principal amount due and payable on the maturity date. The applicable margin on the Term A Loan is based upon our Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether we elect as its benchmark rate (i) SOFR (in which case, the applicable margin ranges from 1.50 - 2.50% per annum depending on our Consolidated Leverage Ratio) plus a credit spread adjustment of 0.10% or (ii) Base Rate (in which case, the applicable margin ranges from 0.50 - 1.50% per annum depending on our Consolidated Leverage Ratio). Upon the occurrence of an event of default, an additional 2.00% per annum default interest rate may apply. Mandatory prepayments of the Term A Loan are required in connection with (i) the disposition of certain assets to the extent not reinvested and (ii) the incurrence of non-permitted debt. The May 1, 2025 amendment also, among other things, (a) increased the revolving commitment amount to an aggregate principal amount of $350 million, (b) increased certain negative covenant baskets, thresholds and de minimis amounts, (c) amended the definition of “Consolidated EBITDA” to include additional add-backs thereto and (d) added materiality qualifiers to certain covenants and events of default. On May 1, 2025, we borrowed approximately $225 million under the amended Revolving Credit Facility to repay certain outstanding indebtedness of BlueHalo and to pay for certain related transaction costs.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our acquisitions of Arcturus, ISG, Telerob, Planck, Tomahawk and BlueHalo. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, future obligations related to the acquisitions and obligations under the Credit Facilities during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, support our credit facility, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in our Credit Agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies. Any financing or refinancing with new debt could be at higher interest rates and may require us to comply with more onerous covenants than the Credit Facilities, which could further restrict our business operations. Any financing or refinancing through our sale of equity or equity-linked securities would result in further dilution to our stockholders or may provide for rights, preferences or privileges senior to those of holders of our common stock.

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

We have made certain investment commitments outside of the ordinary course of business, including capital contribution commitments to certain limited partnership funds. Under the terms of the most recent limited partnership agreement, we have committed to make capital contributions to such fund totaling $20.0 million, inclusive of the expected reinvestment of distributions from our existing investments in an affiliated fund, at April 30, 2025, $5.5 million of our commitment remains to be funded.

Due to the new internal revenue service tax capitalization rules, Section 174, which requires R&D expenditures to be capitalized and amortized over a 5-year period for tax return purposes, we experienced an increase in cash paid for U.S. federal income taxes during the fiscal year ended April 30, 2025 and expect higher levels of cash taxes in in future fiscal years relative to historical periods.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2025	2024	2023

	(In thousands)
Net cash (used in) provided by operating activities	$(1,318)	$15,292	$11,400
Net cash used in investing activities	$(28,490)	$(51,714)	$(7,003)
Net cash (used in) provided by financing activities	$(2,856)	$(22,852)	$50,834

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the fiscal year ended April 30, 2025 increased by $16.6 million to $1.3 million, as compared to net cash provided by operating activities of $15.3 million for the fiscal year ended April 30, 2024. This decrease in net cash provided by operating activities was primarily due to a decrease in net income of $16.0 million and changes in operating assets and liabilities, largely resulting from increases in accounts receivable and income tax receivable and a decrease in other liabilities, partially offset by a decrease in inventories and an increase in accounts payable due to year over year timing differences. The decrease in cash provided by operating activities was partially offset by an increase in non-cash expenses of $10.9 million, primarily due to a goodwill impairment of $18.4 million in the fiscal year ended April 30, 2025, an increase in stock-based compensation and depreciation and amortization, partially offset by a decrease in stock inventory reserve charges.

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

Cash Used in Investing Activities. Net cash used in investing activities decreased by $23.2 million to $28.5 million for the fiscal year ended April 30, 2025, compared to $51.7 million for the fiscal year ended April 30, 2024. The decrease in net cash used in investing activities was primarily due to a decrease in business acquisitions, net of cash acquired of $24.2 million related to the Tomahawk acquisition in the fiscal year ended April 30, 2024. During the fiscal years ended April 30, 2025 and 2024, we used cash to purchase property and equipment totaling $22.8 million and $23.0 million, respectively.

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

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities decreased by $20.0 million to $2.9 million for the fiscal year ended April 30, 2025, compared to net cash provided by financing activities of $22.9 million for the fiscal year ended April 30, 2024. The decrease in net cash used in financing activities was primarily due to a decrease in the principal payments on the credit facility of $69.0 million and an increase in proceeds from the credit facility of $40.0 million, partially offset by a decrease in the proceeds from shares issued, net of issuance costs of $88.4 million in the fiscal year ended April 30, 2024.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2025:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$38,363	$9,713	$17,835	$10,442	$373
Purchase obligations(1)	315,432	315,432	—	—	—
Long-term debt obligations	30,000	—	—	30,000	—
Total	$383,795	$325,145	$17,835	$40,442	$373
(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2025.
(2)	Not included in the table above is additional capital contributions of $5.5 million committed under the terms of a limited partnership agreement.

Recently Adopted Accounting Standards

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses reported to the CODM. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. Effective April 30, 2025, we adopted ASU 2023-07. ASU 2023-07 was adopted retrospectively and did not have a material impact on our consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We are evaluating the potential impact of this adoption on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

As of April 30, 2025, the outstanding balance of the Credit Facilities was $39.4 million. On May 1, 2025 in connection with the closing of the BlueHalo acquisition, we entered into the Fourth Amendment of the Credit Facilities. The Fourth Amendment provided a new $700.0 million Term A Loan. The Fourth Amendment also increased the revolving commitment amount to an aggregate principal amount of $350.0 million, and on May 1, 2025, we borrowed approximately $225.0 million from the Revolving Credit Facility. As a result, as of May 1, 2025, the outstanding balance of the Credit Facilities was $955.0 million and bears a variable interest rate. If market interest rates increase significantly, interest due on the Credit Facilities would increase. An increase or decrease in the variable interest rate of 100 basis points would result in an increase or decrease to our interest expense for the fiscal year ending April 30, 2026 of approximately $9.5 million.

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have not experienced significant foreign exchange gains or losses to date. We currently do not engage in forward contracts or other derivatives in foreign currencies to limit our exposure on non-U.S. dollar transactions. As our German subsidiary, Telerob conducts sales denominated in Euros, we are exposed to future foreign exchange gains or losses, and we will consider methods to limit our exposure on non-U.S. dollar transactions in the future.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the "Company") as of April 30, 2025 and 2024, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2025, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2025, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 24, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition — Contract Estimates on Select Contracts - Refer to Note 1 to the financial statements

Critical Audit Matter Description

As further described in Note 1 to the financial statements, for performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Contract estimates are based on various assumptions to project the outcome of future events that may span several years.  Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts. Additionally, the nature of the Company’s contracts gives rise to several types of variable consideration, including undefinitized contract actions and unpriced change orders, which are within the scope of ASC 606 with final contract values to be negotiated, penalty fees and incentive awards generally for late delivery and early delivery, respectively. The Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates including definitization of contracts, are recorded using a cumulative catch-up adjustment in the period identified.  We analyzed the Company’s contract portfolio to identify contracts that we believe had elevated financial or performance risk.  For those contracts identified, the evaluation of one or more contract estimate assumptions used to recognize revenue required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the contract estimates for these contracts identified included the following, among others:

●	We tested the design and operating effectiveness of management’s controls over the significant assumptions and judgments underlying the contract estimates associated with these contracts.

●	Based on the risk characteristic identified on an individual contract, we evaluated certain contract estimates by:

o	Reading the underlying contract and any amendments or modifications to understand the contractual requirements and performance obligations.

o	Assessing the reasonableness of the assumed variable consideration based on contract terms, relevant historical trends, and performing inquiries with the Company’s program and business management regarding their basis of estimates including work plans, engineering specifications, program labor and suppliers, actual performance to date, and any recent correspondence between the company and the customer.

o	Evaluating the appropriateness of the timing and amounts of changes in select contract estimates by obtaining supporting documentation.

o	Assessing the completeness and accuracy of information utilized to develop contract estimates.

o	Testing the mathematical accuracy of management’s calculation of revenue recognized during the period for the selected contracts, and the cumulative catch-up adjustment, if applicable.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 24, 2025

We have served as the Company’s auditor since fiscal 2020.

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$40,862	$73,301
Accounts receivable, net of allowance for doubtful accounts of $203 at April 30, 2025 and $159 at April 30, 2024	101,967	70,305
Unbilled receivables and retentions	290,009	199,474
Inventories, net	144,090	150,168
Income taxes receivable	622	—
Prepaid expenses and other current assets	28,966	22,333
Total current assets	606,516	515,581
Long-term investments	31,627	20,960
Property and equipment, net	50,704	46,602
Operating lease right-of-use assets	31,879	30,033
Deferred income taxes	61,460	41,303
Intangibles, net	48,711	72,224
Goodwill	256,781	275,652
Other assets	32,889	13,505
Total assets	$1,120,567	$1,015,860
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$72,462	$48,298
Wages and related accruals	44,253	44,312
Customer advances	15,952	11,192
Current portion of long-term debt	—	10,000
Current operating lease liabilities	10,479	9,841
Income taxes payable	356	4,162
Other current liabilities	28,659	17,074
Total current liabilities	172,161	144,879
Long-term debt, net of current portion	30,000	17,092
Non-current operating lease liabilities	23,812	22,745
Other non-current liabilities	2,026	2,132
Liability for uncertain tax positions	6,061	5,603
Deferred income taxes	—	664
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2025 and April 30, 2024	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—28,267,517 shares at April 30, 2025 and 28,134,438 shares at April 30, 2024	4	4
Additional paid-in capital	618,711	597,646
Accumulated other comprehensive loss	(6,514)	(5,592)
Retained earnings	274,306	230,687
Total stockholders’ equity	886,507	822,745
Total liabilities and stockholders’ equity	$1,120,567	$1,015,860

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands except share and per share data)

	Year Ended April 30,
	2025	2024	2023
Revenue:
Product sales	$692,722	$585,771	$353,062
Contract services	127,905	130,949	187,474
	820,627	716,720	540,536
Cost of sales:
Product sales	404,347	340,174	203,419
Contract services	97,644	92,615	163,603
	501,991	432,789	367,022
Gross margin:
Product sales	288,375	245,597	149,643
Contract services	30,261	38,334	23,871
	318,636	283,931	173,514
Selling, general and administrative	158,753	114,420	131,905
Research and development	100,729	97,687	64,255
Impairment of goodwill	18,359	—	156,017
Income (loss) from operations	40,795	71,824	(178,663)
Other (loss) income:
Interest expense, net	(2,188)	(4,220)	(9,368)
Other income (expense), net	1,057	(4,373)	(346)
Income (loss) before income taxes	39,664	63,231	(188,377)
Provision for (benefit from) income taxes	882	1,891	(14,663)
Equity method investment income (loss), net of tax	4,837	(1,674)	(2,453)
Net income (loss)	43,619	59,666	(176,167)
Net income attributable to noncontrolling interest	—	—	(45)
Net income (loss) attributable to AeroVironment, Inc.	43,619	59,666	(176,212)
Net income (loss) per share
Basic	$1.56	$2.19	$(7.04)
Diluted	$1.55	$2.18	$(7.04)
Weighted-average shares outstanding:
Basic	28,018,656	27,203,417	25,044,881
Diluted	28,173,488	27,327,993	25,044,881

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended April 30,
	2025	2024	2023

Net income (loss)	$43,619	$59,666	$(176,167)
Other comprehensive income (loss):
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the fiscal years ended April 30, 2023	—	—	53
Change in foreign currency translation adjustments	(922)	(1,140)	2,009
Total comprehensive income (loss)	42,697	58,526	(174,105)
Net income attributable to noncontrolling interest	—	—	(45)
Comprehensive income (loss) attributable to AeroVironment, Inc.	42,697	58,526	(174,150)

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total	Non-
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.	Controlling
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity	Interest	Total
Balance at April 30, 2022	24,951,287	2	267,248	347,233	(6,514)	607,969	241	608,210
Net (loss) income	—	—	—	(176,212)	—	(176,212)	45	(176,167)
Unrealized gain on investments	—	—	—	—	53	53	—	53
Foreign currency translation	—	—	—	—	2,009	2,009	—	2,009
Stock options exercised	100,000	—	2,278	—	—	2,278	—	2,278
Restricted stock awards	80,168	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,476)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,812)	—	(1,065)	—	—	(1,065)	—	(1,065)
Shares issued, net of issuance costs	1,109,730	2	105,171	—	—	105,173	—	105,173
Deconsolidation of previously controlled subsidiary	—	—	—	—	—	—	(286)	(286)
Stock-based compensation	—	—	10,765	—	—	10,765	—	10,765
Balance at April 30, 2023	26,216,897	4	384,397	171,021	(4,452)	550,970	—	550,970
Net income	—	—	—	59,666	—	59,666		59,666
Foreign currency translation	—	—	—	—	(1,140)	(1,140)	—	(1,140)
Restricted stock awards	151,113	—	—	—	—	—	—	—
Restricted stock awards forfeited	(11,470)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(15,471)	—	(1,596)	—	—	(1,596)	—	(1,596)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820	—	109,820
Stock based compensation	—	—	17,069	—	—	17,069	—	17,069
Balance at April 30, 2024	28,134,438	4	597,646	230,687	(5,592)	822,745	—	822,745
Net income	—	—	—	43,619	—	43,619	—	43,619
Foreign currency translation	—	—	—	—	(922)	(922)	—	(922)
Employee stock purchase plan contributions	14,598	—	1,910	—	—	1,910	—	1,910
Stock options exercised	66,164	—	1,841	—	—	1,841	—	1,841
Restricted stock awards	75,499	—	—	—	—	—	—	—
Restricted stock awards forfeited	(10,453)	—	—	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,729)	—	(4,147)	—	—	(4,147)	—	(4,147)
Stock based compensation	—	—	21,461	—	—	21,461	—	21,461
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507	$—	$886,507

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2025	2024	2023
Operating activities
Net income (loss)	$43,619	$59,666	$(176,167)
Adjustments to reconcile net income (loss) to cash provided by operating activities:
Depreciation and amortization	40,998	35,749	99,999
Impairment of goodwill	18,359	—	156,017
(Gain) loss from equity method investments	(4,837)	1,674	2,453
Loss on deconsolidation of previously controlled subsidiary	—	—	189
Amortization of debt issuance costs	1,195	1,009	845
Provision for doubtful accounts	43	4	99
Reserve for inventory excess and obsolescence	2,882	13,937	8,136
Other non-cash expense, net	2,606	1,316	1,995
Non-cash lease expense	10,163	10,400	8,048
Loss on foreign currency transactions	491	22	119
Unrealized (gain) loss on available-for-sale equity securities, net	(177)	3,945	132
Deferred income taxes	(20,157)	(23,290)	(18,661)
Stock-based compensation	21,461	17,069	10,765
Loss on disposal of property and equipment	311	621	1,497
Amortization of debt securities discount	—	—	125
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(31,761)	19,208	(27,423)
Unbilled receivables and retentions	(90,514)	(92,850)	(1,446)
Inventories	2,966	(23,045)	(61,846)
Income taxes receivable	(590)	—	442
Prepaid expenses and other assets	(21,010)	(20,279)	(3,821)
Accounts payable	22,331	12,968	12,538
Other liabilities	303	(2,832)	(2,635)
Net cash (used in) provided by operating activities	(1,318)	15,292	11,400
Investing activities
Acquisition of property and equipment and capitalized software to be sold	(22,816)	(22,983)	(14,868)
Contributions in equity method investments	(5,674)	(3,074)	(5,778)
Equity security investments	—	—	(5,100)
Business acquisitions, net of cash acquired	—	(24,157)	(5,105)
Acquisition of intangibles	—	(1,500)	—
Proceeds from deconsolidation of previously controlled subsidiary, net of cash deconsolidated	—	—	(635)
Redemptions of available-for-sale investments	—	—	26,059
Purchase of available-for-sale investments	—	—	(1,326)
Other	—	—	(250)
Net cash used in investing activities	(28,490)	(51,714)	(7,003)
Financing activities
Proceeds from revolving credit facility	40,000	—	—
Principal payments of term loan	(28,000)	(107,000)	(55,000)
Principal payments of revolver	(10,000)	—	—
Holdback and retention payments for business acquisition	(390)	(500)	—
Payment of contingent consideration	—	(2,132)	—
Proceeds from shares issued, net of issuance costs	—	88,437	104,649
Payment of debt issuance costs	(1,151)	(37)	—
Payment of equity issuance costs	(2,896)	—	—
Tax withholding payment related to net settlement of equity awards	(4,147)	(1,596)	(1,065)
Employee stock purchase plan contributions	1,910	—	—
Exercise of stock options	1,841	—	2,278
Other	(23)	(24)	(28)
Net cash (used in) provided by financing activities	(2,856)	(22,852)	50,834
Effects of currency translation on cash and cash equivalents	225	(284)	397
Net (decrease) increase in cash and cash equivalents	(32,439)	(59,558)	55,628
Cash and cash equivalents at beginning of period	73,301	132,859	77,231
Cash and cash equivalents at end of period	$40,862	$73,301	$132,859
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$24,631	$20,438	$2,911
Interest	$1,757	$6,823	$10,229
Non-cash activities
Issuance of common stock for business acquisition	—	109,820	—
Unrealized gain on available-for-sale investments, net of deferred tax expense of $0 for the fiscal years ended April 30, 2023	—	—	53
Change in foreign currency translation adjustments	$(922)	$(1,140)	$2,009
Issuances of inventory to property and equipment, ISR in-service assets	—	—	6,306
Acquisitions of property and equipment included in accounts payable	$2,204	$986	$721

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries Arcturus UAV, Inc. (“Arcturus”), Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”), Tomahawk Robotics, Inc. (“Tomahawk”) and Archangel Merger Sub LLC (collectively referred to herein as the “Company”).

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

On November 13, 2024, the Company formed Archangel Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), for the purpose of the announced acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”). On May 1, 2025, the Company completed the acquisition of BlueHalo. Refer to Note 25—Subsequent Events for further details.

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

Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of research and development (“R&D”) and other significant expenses, leading to decisions related to resource allocations in relation to profit and loss. Accordingly, the Company identifies three reportable segments.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s segment disclosures for prior periods have been recast to conform to the adoption of Accounting Standard Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”).

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated corporate bonds, and accounts receivable. The Company currently invests in equity securities and limited partnership funds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 75%, 76% and 68% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2025, 2024 and 2023, respectively. These agencies accounted for 75% and 41% of the accounts receivable balances at April 30, 2025 and 2024, respectively. One such agency, the U.S. Army, accounted for 20%, 11% and 6% of the Company’s consolidated revenue for the years ended April 30, 2025, 2024 and 2023, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2025 and 2024, the retention balances were $746,000 and $744,000, respectively. The Company determines the allowance for doubtful accounts based on historical customer experience, age of receivable and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for doubtful accounts reflects the Company’s best estimate of expected credit losses over the life of the receivable; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

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

Long-Lived Assets

Property, plant and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 – 7 years
Computer equipment and software	2 – 5 years
Buildings	5 years
In-service ISR assets	3 years
Furniture and fixtures	3 – 7 years
Leasehold improvements	Lesser of useful life or term of lease

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

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and recorded on the consolidated balance sheets in prepaid expenses and other current assets and other assets. The amounts capitalized are amortized on a straight-line basis over the estimated useful life of the service arrangement, which generally range from three to seven years. As of April 30, 2025 and 2024, capitalized costs related to cloud computing arrangements was $33,656,000 and $15,424,000, respectively, net of accumulated amortization of $4,887,000 and $2,346,000, respectively. Amortization expense related to cloud computing arrangements for the fiscal years ended April 30, 2025, 2024 and 2023 was $2,541,000, $1,444,000 and $560,000.

Costs of Software to Be Sold

Costs incurred for internally developed and produced or purchased software to be sold, leased or marketed once the software has established technological feasibility are capitalized and recorded on the consolidated balance sheets in other assets. The amounts capitalized are amortized according to the greater of a straight-line basis over the estimated useful life of the service arrangement, which generally range from two to five years, or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. As of April 30, 2025 and 2024, capitalized costs of software to be sold, leased or marketed was $3,269,000 and $0, respectively, net of accumulated amortization of $460,000 and $0, respectively.

Intangibles Assets — Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. Acquired intangible assets include technology, backlog, licenses, in-process research and development, customer relationships, trademarks and tradenames, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed. The estimated useful life for the Company’s intangible assets are as follows:

Technology	3 – 12 years
Backlog	1 year
Licenses	3 years
Customer relationships	3 – 5 years
In-process research and development	3 years
Trademarks and tradenames	6 years
Non-compete agreements	Contractual term

The Company monitors conditions related to these assets to determine whether events and circumstances warrant a revision to the remaining amortization period. The Company tests its intangible assets with finite lives for potential impairment whenever management concludes events or changes in circumstances indicate that the carrying amount may not be recoverable. The original estimate of an asset’s useful life and the impact of an event or circumstance on either an asset’s useful life or carrying value involve significant judgment. As part of the Company’s annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, a decrease in forecasted results of the Uncrewed Ground vehicles (“UGV”) reporting unit resulted in accelerated intangible amortization expenses of $4,258,000, which was recorded during the three months ended April 30, 2025. Due to the closure of all the Company’s MUAS COCO sites, the Company revised the estimated useful life for the MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34,149,000 during the fiscal year ended April 30, 2023. Additionally, in conjunction with the goodwill impairment test performed during the year ended April 30, 2023, the remaining intangibles in the MUAS reporting unit were tested for recoverability. The asset recoverability test did not result in an impairment for the remaining intangibles in the MUAS reporting unit. Refer to Note 6—Goodwill for further details.

Goodwill

Goodwill represents the excess of the cost of an acquired entity over the fair value of the acquired net assets. The Company tests goodwill for impairment annually during the fourth quarter of the fiscal year or when events or circumstances change in a manner that indicates goodwill might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

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

During the Company’s annual impairment test during the fiscal quarter ended April 30, 2025, the Company determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a goodwill impairment charge of $18,359,000 in the UGV reporting unit.

Subsequent to the performance of our annual goodwill impairment test for the fiscal year ended April 30, 2023, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, we received notification that we were not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, we updated our estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates, resulted in the recognition of a goodwill impairment charge of $156,017,000 in the MUAS reporting unit recorded during the fiscal year ended April 30, 2023.

As of April 30, 2025, our MUAS reporting unit has a goodwill balance of $135,773,000. During the most recent annual impairment test during the fourth quarter of fiscal year 2025, the estimated fair value of all reporting units, other than UGV, substantially exceeded their carrying value.

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

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities. Warranties are provided on certain contracts but do not typically provide for services beyond standard assurances. As such, warranties are in general not considered to be separate performance obligations.

Accrued Sales Commissions

As of April 30, 2025 and 2024, the Company accrued sales commissions in other current liabilities of $6,535,000 and $3,132,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2025 and 2024, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $1,559,000 and $1,244,000, respectively.

Income Taxes

Deferred income tax assets and liabilities are computed annually for differences between the financial statement and income tax bases of assets and liabilities that will result in taxable or deductible amounts in the future. The provision for income taxes reflects the taxes to be paid for the period and the change during the period in the deferred income tax assets and liabilities. The Company records a valuation allowance to reduce the deferred tax assets to the amount of future tax benefit that is more likely than not to be realized. For uncertain tax positions, the Company determines whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. For those tax positions where it is “not more likely than not” that a tax benefit will be sustained, no tax benefit is recognized. Where applicable, associated interest and penalties are also recorded. The Company records a deferred tax asset for acquisition-related costs incurred for an acquisition that closes in a subsequent reporting period. The Company reevaluates the deferred tax asset in the period the acquisition closes and reverses the deferred tax asset to tax expense for deductible expenses.

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

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Revenue for Loitering Munitions Systems (“LMS”) product deliveries, customization of UGV transport vehicles and customer-funded R&D contracts is recognized over time as costs are incurred. Contract services revenue is composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities and technical support services. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract services revenue, including ISR services, is recognized over time as services are rendered. The Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, such as flight hours for ISR services, the entity may recognize revenue in the amount to which the entity has a right to invoice. Training services are recognized over time using an output method based on days of training completed.

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

On April 30, 2025, the Company had approximately $726,627,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 90% of the remaining performance obligations as revenue in fiscal 2026, an additional 9% in fiscal 2027 and the remaining thereafter.

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

The nature of the Company’s contracts gives rise to several types of variable consideration, including undefinitized contract actions and unpriced change orders, which are within the scope of ASC 606 with final contract values to be negotiated, penalty fees and incentive awards generally for late delivery and early delivery, respectively. The Company generally estimates such variable consideration as the most likely amount. In addition, the Company includes the estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the related uncertainty is resolved. These estimates are based on historical award experience, anticipated performance and the Company’s best judgment at the time. Based on experience in estimating these amounts, they are included in the transaction price of the Company’s contracts and the associated remaining performance obligations.

As a significant change in one or more of these estimates could affect the profitability of the Company’s contracts, the Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates including definitization of contracts, are recorded using a cumulative catch-up adjustment in the period identified. In the period undefinitized contract actions or unpriced change orders become definitized, a cumulative catch-up adjustment is recorded to reflect the final consideration, which could have a material positive or negative impact.

If at any time the estimate of contract profitability indicates an anticipated loss on the contract and the contract falls under the scope of onerous contract guidance, contracts for which specifications are provided by the customer for the construction of facilities or the production of goods or the provision of related services, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of April 30, 2025 and April 30, 2024 was $104,000 and $374,000, respectively. The Company records forward loss reserves when the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. No adjustment on the forward loss reserve for any one contract was material to the Company’s consolidated financial statements for the fiscal years ended April 30, 2025, 2024 or 2023.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of $6,002,000 and $5,408,000 for the years ended April 30, 2025 and 2024, respectively, and not significant for the year ended April 30, 2023. During the year ended April 30, 2025, the Company definitized four LMS undefinitized contract actions, which resulted in a cumulative catch-up revenue adjustment of $9,870,000 increase to revenue, and eight LMS unpriced change orders, which resulted in a cumulative catch-up revenue adjustment of $2,177,000 increase to revenue. The Company also revised estimates of the total expected costs to complete contracts, including one LMS contract which decreased revenue by approximately $2,874,000. During the year ended April 30, 2024, the Company revised estimates of the total expected costs to complete contracts, including two LMS contracts which increased revenue by approximately $2,672,000. During the year ended April 30, 2023, the Company revised its estimates of the total expected costs to complete contracts, including one LMS contract which decreased revenue by approximately $1,898,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,

Revenue by segment	2025	2024	2023
UxS	$381,778	$448,006	$343,910
LMS	351,977	192,587	120,624
MW	86,872	76,127	76,002
Total revenue	$820,627	$716,720	$540,536

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by contract type	2025	2024	2023
FFP	$746,190	$634,266	$430,547
CPFF	67,986	77,458	104,444
T&M	6,451	4,996	5,545
Total revenue	$820,627	$716,720	$540,536

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

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by customer category	2025	2024	2023
U.S. government	$613,053	$544,885	$366,895
Non-U.S. government	207,574	171,835	173,641
Total revenue	$820,627	$716,720	$540,536

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by geographic location	2025	2024	2023
Domestic	$390,744	$271,727	$251,428
International	429,883	444,993	289,108
Total revenue	$820,627	$716,720	$540,536

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue percentage by recognition method	2025	2024	2023
Over time	57%	43%	51%
Point in time	43%	57%	49%
Total revenue	100%	100%	100%

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheets. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2025 or 2024 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2025, 2024, and 2023 that was included in contract liability balances at the beginning of each year were $9,980,000, $13,757,000 and $3,413,000, respectively.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of April 30, 2025, the Company’s costs to fulfill were 1,948,000. As of April 30, 2024, the Company had no costs to fulfill future performance obligations on contracts considered to be probable of occurrence.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2025, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded R&D was $78,491,000, $82,104,000 and $97,880,000 for the years ended April 30, 2025, 2024 and 2023, respectively. The related cost of sales for customer-funded R&D totaled $58,028,000, $62,181,000 and $70,711,000 for the years ended April 30, 2025, 2024 and 2023, respectively.

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

The Company recognizes operating lease right-of-use assets and operating lease liabilities based on the present value of the future minimum lease payments over the lease term at commencement date. The Company uses its incremental borrowing rate based on the information available at commencement date to determine the present value of future payments and the appropriate lease classification. The Company defines the initial lease term to include renewal options determined to be reasonably certain. The Company’s leases have remaining lease terms of less than one year to six years, some of which may include options to extend the lease for up to ten years, and some of which may include options to terminate the lease after one to twelve months. If the Company determines the option to extend or terminate is reasonably certain, it is included in the determination of lease assets and liabilities. For operating leases, the Company recognizes lease expense for these leases on a straight-line basis over the lease term.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were $416,000, $457,000 and $494,000 for the years ended April 30, 2025, 2024 and 2023, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2025, 2024 and 2023, foreign currency transaction losses that are included in other expense, net in the accompanying consolidated statements of income (loss) were $491,000, $22,000, and $119,000, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted earnings (loss) per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2025	2024	2023

Net income (loss) attributable to AeroVironment, Inc.	$43,619,000	$59,666,000	$(176,212,000)
Denominator for basic earnings per share:
Weighted average common shares	28,018,656	27,203,417	25,044,881
Dilutive effect of employee stock options, restricted stock and restricted stock units	154,832	124,576	—
Denominator for diluted earnings per share	28,173,488	27,327,993	25,044,881

During the years ended April 30, 2025, 2024 and 2023, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the fiscal year ended April 30, 2023, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 393, 1,000 and 146,000 for the years ended April 30, 2025, 2024 and 2023, respectively.

Recently Adopted Accounting Standards

In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07. ASU 2023-07 improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses reported to the CODM. ASU 2023-07 also requires all segment profit or loss and assets disclosures to be provided on an annual and interim basis. Effective April 30, 2025, the Company adopted the ASU 2023-07. ASU 2023-07 was adopted retrospectively and the required disclosures are made for all periods presented. The Company adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the potential impact of this adoption on our consolidated financial statements.

2.           Investments

Investments consist of the following:

	April 30,
	2025	2024
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	$1,204	$1,027
Total long-term available-for-sale securities investments	1,204	1,027
Equity method investments
Investments in limited partnership funds	30,423	19,933
Total equity method investments	30,423	19,933
Total long-term investments	$31,627	$20,960

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized losses from changes in the fair value recognized in other expense, net.

	Year Ended	Year Ended
	April 30, 2025	April 30, 2024
Net gain (loss) recognized during the period on equity securities	$177	$(3,945)
Less: Net loss recognized during the period on equity securities sold during the period	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$177	$(3,945)

3.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2025, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$1,080	$—	$—	$1,080
Warrants	—	124	—	124
Total	$1,080	$124	$—	$1,204

The Company had no financial liabilities measured at fair value on a recurring basis at April 30, 2025.

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

On September 9, 2022, the Company acquired 10,000 shares of Nauticus Robotics, Inc. for $100,000.

4.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2025	2024

	(In thousands)
Raw materials	$52,567	$57,218
Work in process	73,434	53,232
Finished goods	46,761	65,618
Inventories, gross	172,762	176,068
Reserve for inventory excess and obsolescence	(28,672)	(25,900)
Inventories, net	$144,090	$150,168

For the fiscal years ended April 30, 2025, 2024 and 2023, the Company recorded inventory reserve charges of $2,882,000, $13,937,000 and $8,136,000, respectively.

5.           Intangibles, net

The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2025	2024
Technology	$101,645	$101,012
Licenses	1,008	1,008
Customer relationships	77,588	77,313
Backlog	2,963	2,831
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	185,888	184,848
Less accumulated amortization	(137,177)	(112,624)
Intangibles, net	$48,711	$72,224

The Company tests identifiable intangible assets and goodwill for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. The weighted average amortization period at April 30, 2025 and 2024 was three years. Amortization expense for the years ended April 30, 2025, 2024 and 2023 was $23,391,000, $17,954,000 and $58,121,000, respectively.

As part of the Company’s annual goodwill impairment and identifiable assets test during the fiscal quarter ended April 30, 2025, a decrease in forecasted results of the UGV reporting unit resulted in accelerated intangible amortization expenses of $4,258,000, which was during the three months ended April 30, 2025.

Due to the closure of all of the Company’s MUAS COCO sites during the three months ended April 30, 2023, we revised the estimated useful life for MUAS customer relationships which resulted in accelerated intangible amortization expenses of $34,149,000 during the fiscal year ended April 30, 2023. Additionally, in conjunction with the goodwill impairment test performed during the year ended April 30, 2023, the remaining intangibles in the MUAS reporting unit were tested for recoverability. The asset recoverability test did not result in an impairment recorded for the remaining intangibles in the MUAS reporting unit. Refer to Note 6—Goodwill for further details.

Technology, customer relationship and tradename intangibles were recognized in conjunction with the Company’s acquisition of Tomahawk on September 15, 2023. Technology and backlog intangible assets were recognized in conjunction with the Company’s acquisition of Planck on August 17, 2022. Refer to Note 21—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2026	$13,542
2027	11,174
2028	10,460
2029	7,764
2030	3,379
$46,319

6.           Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	UxS	LMS	MW	Total
Balance at April 30, 2024
Goodwill	$412,415	$—	$19,254	$431,669
Accumulated impairment losses	(156,017)	—	—	(156,017)
	256,398	—	19,254	275,652
Change to goodwill	(512)	—	—	(512)
Impairment of goodwill	(18,359)	—	—	(18,359)
Balance at April 30, 2025
Goodwill	411,903	—	19,254	431,157
Accumulated impairment losses	(174,376)	—	—	(174,376)
	$237,527	$—	$19,254	$256,781

	UxS	LMS	MW	Total
Balance at April 30, 2023
Goodwill	$317,564	$—	$19,254	$336,818
Accumulated impairment losses	(156,017)	—	—	(156,017)
	161,547	—	19,254	180,801
Additions to goodwill	95,414	—	—	95,414
Change to goodwill	(563)	—	—	(563)
Balance at April 30, 2024
Goodwill	412,415	—	19,254	431,669
Accumulated impairment losses	(156,017)	—	—	(156,017)
	$256,398	$—	$19,254	$275,652

During the Company’s annual impairment test during the fiscal quarter ended April 30, 2025, the Company determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. The changes in estimates resulted in the recognition of a goodwill impairment charge of $18,359,000 in the UGV reporting unit.

The addition during the fiscal year ended April 30, 2024 to the UxS segment relates to the Tomahawk Acquisition. The change to goodwill during the fiscal years ended April 30, 2025 and 2024 in UxS is attributable to the translation of the goodwill related to the Telerob Acquisition, which was recorded in Euros and translated to dollars at each reporting date. Refer to Note 21—Business Acquisitions for further details.

Subsequent to the performance of the Company’s annual goodwill impairment and identifiable asset test for the fiscal year ended April 30, 2023, in May 2023, a trigger event was identified that indicated that the carrying value of the MUAS reporting unit exceeded its fair value. Specifically, the Company received notification that it was not down selected for a U.S. DoD program of record which resulted in a significant decrease in the projected future cash flows of the MUAS reporting unit. As a result, the Company updated its estimates of long-term future cash flows to reflect lower revenue and EBITDA growth rate expectations used in the valuation of the MUAS reporting unit. These changes in estimates resulted in the recognition of a goodwill impairment charge of $156,017,000 in the MUAS reporting unit.

During the most recent annual impairment test during the fourth quarter of fiscal year 2025, the estimated fair value of all reporting units, other than UGV, substantially exceeded their carrying value.

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2025	2024

	(In thousands)
In-service ISR assets	1,486	—
Land, building, and leasehold improvements	31,472	26,921
Machinery and equipment	131,236	132,862
Furniture and fixtures	7,324	5,896
Computer equipment and software	50,617	48,817
Construction in process	8,304	7,258
Property and equipment, gross	230,439	221,754
Less accumulated depreciation and amortization	(179,735)	(175,152)
Property and equipment, net	$50,704	$46,602

Depreciation expense for the years ended April 30, 2025, 2024 and 2023 was $17,063,000, $17,098,000 and $41,803,000, respectively. During the fiscal year ended April 30, 2023, the Company recorded accelerated the depreciation of $16,597,000 related to in-service ISR assets associated with the closure of all of the Company’s MUAS COCO sites. The Company reclassified certain in-service ISR assets determined to have an alternate business use to machinery and equipment. At April 30, 2025 and 2024, the reclassified assets had a carrying value of $1,486,000 and $1,979,000, respectively.

8.Investments in Companies Accounted for Using the Equity Method

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal years ended April 30, 2025, 2024 and 2023, the Company made total contributions of $5,674,000, $3,074,000 and $5,778,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $5,474,000 to the fund expected to be paid over the next two fiscal years. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the fiscal years ended April 30, 2025, 2024 and 2023, the Company recorded its ownership percentage of the net gain (loss) of the limited partnership, or $4,816,000, $(1,782,000), and $(2,453,000) respectively, in equity method investment income (loss), net of deferred taxes $0, respectively, in the consolidated statements of income (loss). At April 30, 2025 and 2024, the carrying value of the investment in the limited partnership of $30,423,000 and $19,933,000, respectively, was recorded in available-for-sale long-term investments.

Investment in Altoy

On September 15, 2021, the Company entered into a Share Sale and Purchase Agreement with Toygun whereby the Company sold 35% of the common shares of Altoy to Toygun. On October 14, 2022, the company sold an additional 35% of the common shares of Altoy to Toygun. As a result of the sales, the Company decreased its interest in Altoy from 85% to 15%. The Company no longer controls Altoy, and therefore, has deconsolidated Altoy in the Company’s consolidated financial statements, which resulted in a loss of $189,000 during the fiscal year ended April 30, 2023. The Company maintains significant influence, accounts for its investment in Altoy as an equity method investment and records its proportion of any gains or losses of Altoy in equity method investment (loss) income, net of tax. For the fiscal year ended April 30, 2025 and 2024, the Company’s proportion of the net income of Altoy for the Company’s ownership was $21,000 and $108,000, respectively. For the fiscal year ended April 30, 2023, the Company’s proportion of the net income of Altoy for the Company’s ownership was not significant. At April 30, 2025 and 2024, the carrying values of the investment in Altoy of $173,000 and $152,000, respectively, was recorded in other assets on the consolidated balance sheets.

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2025	2024

	(In thousands)
Beginning balance	$5,538	$3,642
Balance acquired from acquisition	—	40
Warranty expense	1,151	4,364
Warranty costs settled	(2,500)	(2,508)
Ending balance	$4,189	$5,538

10.           Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $9,679,000, $8,554,000 and $6,994,000 in contributions to the plan for the years ended April 30, 2025, 2024 and 2023, respectively.

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

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100,000,000 revolving credit facility, which included a $25,000,000 sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200,000,000 term A loan drawn in full upon execution (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”). The Term Loan Facility required payment of 5% of the outstanding obligations in each of the first four loan years, consisting of three quarterly payments of 1.25% each, with the remaining 80% outstanding principal amount of the Term Loan Facility due and payable on the final maturity date. Proceeds from the Term Loan Facility were used in part to finance a portion of the cash consideration for the Arcturus Acquisition. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes.

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

On October 4, 2024, the Company entered into a Third Amendment to Credit Agreement with the existing lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank (the “New Lender”) (the “Third Amendment to Credit Agreement”).

The Third Amendment to Credit Agreement provided for an aggregate $200,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, and extends the maturity date for obligations pursuant to the Credit Agreement to October 4, 2029. Upon effectiveness of the Third Amendment to Credit Agreement, the Company drew $15,000,000 from the amended Revolving Facility and repaid in full all outstanding amounts owed pursuant to the prior Term Loan Facility. The Third Amendment to Credit Agreement reflects the removal of the Term Loan Facility. The unamortized debt issuance costs allocated to the Term Loan Facility of $590,000 were expensed upon repayment of the Term Loan Facility and recorded in interest expense.

In addition to adding the New Lender and adjusting certain fee schedules, the Third Amendment to Credit Agreement also allowed the Company to incur additional forms of secured and unsecured permitted indebtedness without separate consent of the Administrative Agent and make certain payments related thereto, including certain bilateral letters of credit, supply chain financing transactions, securitization transactions pertaining to its accounts receivable, and issuance of unsecured convertible debt pertaining to its Common Stock (and certain call spread transactions related thereto), subject in each instance to further specified parameters, including aggregate dollar limits on certain activities and satisfaction of ongoing and pro forma financial covenants.

The Third Amendment to Credit Agreement substituted a Consolidated Senior Secured Leverage Ratio for the Consolidated Leverage Ratio required to be maintained under the existing Credit Agreement. The Consolidated Leverage Ratio became an incurrence test, used to determine whether or not the Company may take certain actions, such as borrowing under the Credit Agreement, making acquisitions, incurring certain unsecured debt, or making payments on junior debt. In order to take such actions, the Consolidated Leverage Ratio may not exceed 4.00 to 1.0. However, the ratio increases to 4.50 to 1.0 during a Leverage Increase Period, covering each of the four fiscal quarters of the Company immediately following the consummation of any qualified acquisition. The newly added Consolidated Senior Secured Leverage Ratio, measuring the Consolidated Senior Secured Funded Indebtedness, as of a date of determination, to Consolidated EBITDA for the applicable measurement period, shall not exceed 3.00 to 1.0 at the end of any fiscal quarter of the Company, increasing to 3.50 to 1.0 in a Leverage Increase Period. In each case, no more than one Leverage Increase Period shall be in effect at any time, and the basic ratio levels must be achieved and maintained for at least two fiscal quarters immediately following each Leverage Increase Period prior to giving effect to another Leverage Increase Period. The requirement for the Consolidated Fixed Charge Coverage Ratio to be no less than 1.25 to 1.0 at the end of any fiscal quarter of the Company remained unchanged in the Third Amendment to Credit Agreement. The Third Amendment to Credit Agreement removed the requirement that the Company prepay the loans with the proceeds of dispositions of assets or newly incurred debt. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit, which as of April 30, 2025 and 2024 was $9,376,000 and $15,668,000, respectively. As of April 30, 2025, approximately $160,624,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of April 30, 2025, the Company was in compliance with all amended covenants.

On May 1, 2025 in connection with the consummation of the BlueHalo Acquisition, the Company entered into a Fourth Amendment to Credit Agreement with the existing lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank (the “Fourth Amendment to Credit Agreement” and the existing Credit Agreement as amended thereby, the “Amended Credit Agreement”). The Amended Credit Agreement now provides for an aggregate $700,000,000 term loan and an aggregate $350,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, and extends the maturity date for obligations pursuant to the Amended Credit Agreement to October 4, 2029. Upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility.

The Term A Loan matures two years after the Closing Date and amortizes at a rate of 5.00% per annum, with the remaining outstanding principal amount due and payable on the maturity date. The applicable margin on the Term A Loan is based upon the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects as its benchmark rate (i) SOFR (in which case, the applicable margin ranges from 1.50 - 2.50% per annum depending on the Company’s Consolidated Leverage Ratio) plus a credit spread adjustment of 0.10% or (ii) Base Rate (in which case, the applicable margin ranges from 0.50 - 1.50% per annum depending on the Company’s Consolidated Leverage Ratio). Upon the occurrence of an event of default, an additional 2.00% per annum default interest rate may apply. Pursuant to the Fourth Amendment to Credit Agreement, the Company is subject to two financial maintenance covenants which require that (i) the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) not exceed 3.50 to 1.00 as of the end of any fiscal quarter, for the four fiscal quarter following consummation of the BlueHalo Acquisition, and thereafter 3.00 to 1.00 as of the end of any fiscal quarter, and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) not be less than 1.25 to 1.00 as of the end of any fiscal quarter. Notwithstanding the foregoing, for the first two fiscal quarters of fiscal year 2026, the Company shall not be required to comply with the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) covenant, so long as at the end of each such fiscal quarter, the Company’s Consolidated Senior Secured Leverage Ratio does not exceed (i) 3.50 to 1.00 (calculated including certain projected synergies that would not otherwise be included in the definition of “Consolidated EBITDA” (as defined in the Credit Agreement)) and (ii) 3.75 to 1.00.

Long-term debt and the current period interest rates were as follows:

	April 30,	April 30,
	2025	2024
	(In thousands)	(In thousands)
Term loan	$—	$28,000
Revolving credit facility	30,000	—
Total debt	30,000	28,000
Less current portion	—	10,000
Total long-term debt, less current portion	30,000	18,000
Less unamortized debt issuance costs–term loans	—	908
Total long-term debt, net of unamortized debt issuance costs–term loans	$30,000	$17,092
Unamortized debt issuance costs–revolving credit facility	$1,281	$511
Current period interest rate	5.9%	6.9%

Future contractual long-term debt principal payments at April 30, 2025 were as follows:

(In thousands)
2026	$—
2027	—
2028	—
2029	—
2030	30,000
$30,000

12.          Leases

The components of lease costs recorded in cost of sales and SG&A expense were as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2025	2024
Operating lease cost	$10,163	$10,400
Short term lease cost	822	1,198
Variable lease cost	1,627	1,678
Sublease income	—	—
Total lease costs, net	$12,612	$13,276

Supplemental lease information was as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2025	2024
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$10,229	$9,626
Right-of-use assets obtained in exchange for new lease liabilities	$10,099	$10,193

Weighted average remaining lease term	48 months	51 months
Weighted average discount rate	5.4%	5.4%

Maturities of operating lease liabilities as of April 30, 2025 were as follows (in thousands):

2026	$9,713
2027	9,945
2028	7,890
2029	6,756
2030	3,686
Thereafter	373
Total lease payments	$38,363
Less: imputed interest	(4,072)
Total present value of operating lease liabilities	$34,291

13.          Stock-Based Compensation

For the years ended April 30, 2025, 2024 and 2023, the Company recorded stock-based compensation expense of approximately $21,461,000, $17,069,000 and $10,765,000, respectively.

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

On September 19, 2023, the stockholders of the Company approved the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP allows for eligible employees to purchase common stock through payroll deductions of up to $25,000 worth of common stock (determined at the fair market value of the shares at the time such rights are granted) for each calendar year in which the purchase rights are outstanding at any time. Shares of common stock are purchased under the 2023 ESPP at a discount to the market price of the shares of no less than 85% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustments for changes in the Company’s capitalization and certain corporate transactions, the total number of shares available for issuance under the 2023 ESPP is 1,000,000 shares of common stock. As of April 30, 2025, 14,598 shares have been issued under the 2023 ESPP.

The fair value of the grants under the 2023 ESPP was estimated at the grant date using an option pricing model. Assumptions included in the option pricing model included the expected term of grants, the expected volatility, the risk-free interest rate, and the expected dividend yield. The expected term of stock options represents the weighted average period the Company expects the grants to remain outstanding, based on the offering period of the grant. The expected volatility is based on historical volatility for the Company’s stock. The risk-free interest rate is based on the implied yield on a U.S. Treasury zero coupon bond with a remaining term that approximates the expected term of the option. The expected dividend yield of zero reflects that the Company has not paid any cash dividends since inception and does not anticipate paying cash dividends in the foreseeable future.

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

Information related to the stock option plans at April 30, 2025, 2024 and 2023, and for the years then ended is as follows:

	Restated 2006 Plan
		Weighted
		Average
		Exercise
	Shares	Price
Outstanding at April 30, 2022	166,164	24.78
Options granted	—	—
Options exercised	(100,000)	22.77
Options canceled	—	—
Outstanding at April 30, 2023	66,164	27.82
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Outstanding at April 30, 2024	66,164	27.82
Options granted	—	—
Options exercised	(66,164)	27.82
Options canceled	—	—
Outstanding at April 30, 2025	—	—
Options exercisable at April 30, 2025	—	$—

The total intrinsic value of all options exercised during the years ended April 30, 2025, 2024 and 2023 was approximately $7,312,000, $0, and $7,369,000, respectively. The intrinsic value of all options outstanding and exercisable at April 30, 2025 and 2024 was $0 and $8,732,000, respectively. The Company had zero non-vested stock options as of April 30, 2025 and 2024 and the years then ended, respectively.

As of April 30, 2025, there was approximately $12,695,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 1.8 years.

No options were granted during the fiscal years ended April 30, 2025, 2024 and 2023. The total fair value of shares vesting during the years ended April 30, 2025, 2024 and 2023 was $8,543,000, $6,170,000 and $6,264,000, respectively.

Proceeds from all option exercises under all stock option plans for the years ended April 30, 2025, 2024 and 2023 were approximately $1,841,000, $0 and $2,278,000, respectively. The tax benefit realized from stock-based compensation was $6,984,000, $0 and $3,387,000 for the fiscal years ended April 30, 2025, 2024, and 2023, respectively.

Information related to the Company’s restricted stock awards at April 30, 2025 and for the year then ended is as follows:

	2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2024	191,607	$101.38	9,902	$94.67
Stock granted	57,497	174.46	—	—
Stock vested	(76,511)	97.79	(9,902)	94.67
Stock canceled	(10,453)	118.72	—	—
Unvested stock at April 30, 2025	162,140	$127.71	—	$—

Information related to the Company’s restricted stock units at April 30, 2025 and for the year then ended is as follows:

	Restated 2021 Plan		Restated 2006 Plan
		Weighted		Weighted
		Average		Average
		Grant Date		Grant Date
	Shares	Fair Value	Shares	Fair Value
Unvested stock at April 30, 2024	3,415	$101.38	1,349	$97.69
Stock granted	992	175.67	—	—
Stock vested	(1,229)	100.26	(1,349)	97.69
Stock canceled	—	—	—	—
Unvested stock at April 30, 2025	3,178	$125.00	—	$—

14.          Long-Term Incentive Awards

During the three months ended July 27, 2024, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal year ended April 30, 2025, the Company recorded $3,134,000 of compensation expense related to the Fiscal 2025 LTIP. At April 30, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $18,735,000.

During the three months ended July 29, 2023, the Company granted awards under its 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal years ended April 30, 2025 and 2024 the Company recorded $4,177,000 and $3,916,000 of compensation expense related to the Fiscal 2024 LTIP PRSUs, respectively. At April 30, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP PRSUs is $15,511,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. During the fiscal year ended April 30, 2025, 2024, and 2023, the Company recorded $3,139,000, $3,349,000 and $2,690,000 of compensation expense related to the Fiscal 2023 LTIP PRSUs, respectively. At April 30, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2023 LTIP PRSUs is $11,448,000.

During the three months ended July 31, 2021, the Company granted awards under its amended and restated 2006 Equity Incentive Plan (the “Restated 2006 Plan”) to key employees (“Fiscal 2022 LTIP”). Awards under the Fiscal 2022 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2022, July 2023 and July 2024, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP operating income targets for the three-year period ending April 30, 2024. During the three months ended July 27, 2024, the company issued a total of 15,427 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2022 LTIP. During the fiscal years ended April 30, 2024 and 2023, the company recorded $902,000 and $846,000 related to the fiscal year 2022 LTIP PRSUs.

At April 30, 2025 and 2024, the Company recorded cumulative stock-based compensation expense from these long-term incentive award PRSUs of $27,141,000 and $16,662,000, respectively. At each reporting period, the Company reassesses the probability of achieving the performance targets. The estimation of whether the performance targets will be achieved requires judgment, and, to the extent actual results or updated estimates differ from the Company’s current estimates, the cumulative effect on current and prior periods of those changes will be recorded in the period estimates are revised.

15.          Income Taxes

The components of income (loss) before income taxes are as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Domestic	$68,814	$68,968	$(187,647)
Foreign	(29,150)	(5,737)	(730)
Income (loss) before income taxes	39,664	63,231	(188,377)

Equity method investment income (loss)	4,837	(1,674)	(2,453)
Total income (loss) before income taxes	$44,501	$61,557	$(190,830)

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense (benefit) computed using the U.S. federal statutory rates to actual income tax expense is as follows:

	Year Ended April 30,
	2025	2024	2023
U.S. federal statutory income tax rate	21.0%	21.0%	21.0%
Foreign rate differential	(6.6)	(0.5)	(0.1)
State income taxes, net of federal benefit	(2.5)	0.9	0.2
Research and development credits	(13.3)	(7.8)	(1.8)
Valuation allowance	5.8	1.5	1.1
Return to provision adjustments	(0.3)	1.6	—
Limit on executive compensation	6.7	2.7	(0.4)
Permanent items	3.7	0.6	(0.3)
Foreign derived intangible income	(19.7)	(16.0)	2.3
Excess benefit relating to stock-based compensation	(7.6)	(0.6)	0.8
Goodwill impairment	13.8	—	(17.2)
Unrecognized tax benefit	1.2	(0.6)	2.0
Other	—	0.2	0.2
Effective income tax rate	2.2%	3.0%	7.8%

The components of the provision for (benefit from) income taxes are as follows (in thousands):

	Year Ended April 30,
	2025	2024	2023
Current:
Federal	$21,901	$20,990	$1,510
State	(320)	1,511	1,474
Foreign	—	(76)	2,273
	21,581	22,425	5,257
Deferred:
Federal	(19,301)	(18,844)	(17,226)
State	(734)	(625)	(1,488)
Foreign	(664)	(1,065)	(1,206)
	(20,699)	(20,534)	(19,920)
Total income tax expense (benefit)	$882	$1,891	$(14,663)

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2025	2024
Deferred income tax assets:
Accrued expenses	$2,367	$2,542
Stock based compensation	3,728	3,391
Allowances, reserves, and other	—	1,001
Outside basis difference	—	(33)
Unrealized loss on securities	3,787	3,588
Net operating loss and credit carry-forwards	21,620	19,800
Acquisition related costs	4,299	—
Capitalized research and development costs	57,266	42,788
Reserve for inventory excess and obsolescence	6,306	5,577
Lease liability	8,226	7,628
Total deferred income tax assets	107,599	86,282
Deferred income tax liabilities:
Fixed asset basis	(3,160)	(3,516)
Allowances, reserves, and other	(1,895)	—
Outside basis difference	(38)	—
Right-of-use asset	(7,645)	(7,053)
Intangibles basis	(6,631)	(11,239)
Total deferred income tax liabilities	(19,369)	(21,808)
Valuation allowance	(26,770)	(23,835)
Net deferred tax assets	$61,460	$40,639

For tax years beginning in 2022, the Tax Cuts and Jobs Act of 2017 (“TCJA”) eliminated the option to currently deduct research and experimental (“R&E”) expenditures in the period incurred and requires taxpayers to capitalize and amortize such expenditures over a period of five years (for U.S.-based research) or fifteen years (for non-U.S. based research), as applicable, pursuant to Section 174 of the Internal Revenue Code. As of April 30, 2025 and 2024, the Company recorded a tax adjustment to capitalize and amortize its R&D costs, which resulted in an increase to income taxes payable of approximately $57,266,000 and $42,788,000, respectively.

At April 30, 2025 and 2024 the Company recorded a valuation allowance of $26,770,000 and $23,835,000, respectively, primarily against state R&D credits as the Company is currently generating more tax credits than it will utilize in future years and against its capital loss carryforward. The valuation allowance increased by $2,935,000 and $1,332,000 for April 30, 2025 and April 30, 2024, respectively primarily due to a full valuation allowance against foreign deferred tax assets.

At April 30, 2025 the Company had California R&D credit carryforwards of $24,728,000. These credits carryforward indefinitely.

At April 30, 2025, the Company had federal, state and foreign net operating loss carryforwards of approximately $1,757,000, $97,314,000 and $5,012,000, respectively. The federal net operating losses carry forward indefinitely. The state net operating losses will begin expiring in fiscal year 2035, and foreign net operating losses carry forward indefinitely. Utilization of federal and state net operating loss carryforwards may be subject to substantial annual limitation due to the ownership changes as provided by Section 382 of the Internal Revenue Code and similar state provisions.

At April 30, 2025 and 2024, the Company had approximately $13,429,000 and $13,601,000, respectively, of unrecognized tax benefits, respective to the 2025 balance, $5,004,000 would impact the Company’s tax expense and $6,377,000 would result in an increase in California R&D credit valuation allowance. The Company estimates that

$1,478,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2025 and 2024 (in thousands):

	April 30,
	2025	2024
Balance as of May 1	$13,601	$12,841
Increases related to prior year tax positions	30	—
Decreases related to prior year tax positions	(18)	(59)
Increases related to current year tax positions	1,582	2,060
Decreases related to lapsing of statute of limitations	(1,766)	(1,241)
Balance as of April 30	$13,429	$13,601

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2025 and 2024, the Company had accrued approximately $454,000 and $283,000, respectively, of interest and penalties related to uncertain tax positions. The 2021 to 2024 tax years remain open to examination by the IRS for federal income taxes. The tax years 2019 to 2024 remain open for major state taxing jurisdictions.

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

17.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Total Accumulated
		Other
	Foreign Currency	Comprehensive
	Translation Adjustments	Loss
Total accumulated other comprehensive loss balance as of April 30, 2024	$(5,592)	$(5,592)
Changes in foreign currency translation adjustments	(922)	(922)
Total accumulated other comprehensive loss balance as of April 30, 2025	$(6,514)	$(6,514)

18.          Changes in Accounting Estimates

As part of the Company’s annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, a decrease in forecasted results of the UGV reporting unit resulted in accelerated intangible amortization expenses of $4,258,000, or loss per diluted share of $0.12, which was recorded during the three months ended April 30, 2025. During the fiscal year ended April 30, 2023, due to the closure of all of the Company’s MUAS COCO sites, the Company revised the estimated useful life of the MUAS customer relationship intangible asset which resulted in accelerated intangible amortization expenses of $34,149,000, increasing net loss by $26,158,000, or loss per diluted share of $1.04.

19.          Related Party Transactions

Pursuant to a consulting agreement, the Company paid a board member approximately $76,000 for fiscal year ended April 30, 2023, for consulting services independent of his board service.

20.          Commitments and Contingencies

Commitments

The Company’s operations are primarily conducted in leased facilities. Refer to Note 12—Leases for additional information.

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

The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit. Refer to Note 11—Debt for additional information.

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

The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at actual rates unless collectability is not reasonably assured. At April 30, 2025 and 2024, the Company had no reserve for open incurred cost claim audits.

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

	Year Ended
	April 30,	April 30,
	2024	2023
Revenue	$727,241	$551,845
Net income	$57,273	$(190,658)

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

Year Ended
April 30,
2023
Revenue	$544,961
Net income	$(173,277)

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

Telerob Acquisition

Pursuant to the Telerob Purchase Agreement, the Telerob Sellers were eligible to receive up to a maximum of €6,000,000 (approximately $6,418,000) in additional cash consideration if specific revenue and contract award targets for Telerob were achieved during the 36 month period after closing on May 3, 2021. The contingent consideration was valued using a Black-Scholes option-pricing model. The analysis considered, among other items, contractual terms of the Telerob Purchase Agreement, the Company’s discount rate, the timing of expected future cash flows and the probability that the revenue and contract award targets required for payment of the contingent consideration will be achieved. The first year earnout of €2,000,000 (approximately $2,139,000) was not achieved. During the fiscal year ended April 30, 2023, the second year earnout of €2,000,000 (approximately $2,132,000) was achieved and was paid in November 2023. The third earnout of €2,000,000 (approximately $2,139,000) was not achieved.

22. Pension

As part of the Telerob acquisition, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was April 30, 2025.

The table below includes the projected benefit obligation and fair value of plan assets. The net fair value of plan assets is recorded in other assets on the consolidated balance sheets.

April 30,
2025
(In thousands)
Projected benefit obligation	$(3,335)
Fair value of plan assets	3,817
Funded status of the plan	$482

Change in projected benefit obligation (in thousands):

	2025	2024
Pension benefit obligation balance as of April 30, 2024 and 2023, respectively	$(3,246)	$(3,192)
Interest cost	(112)	(119)
Actuarial loss	16	(206)
Benefits paid	190	190
Foreign currency exchange rate changes	(183)	81
Pension benefit obligation balance as of April 30, 2025 and 2024, respectively	$(3,335)	$(3,246)

Change in plan assets (in thousands):

	2025	2024
Fair value of plan assets as of April 30, 2024 and 2023, respectively	$3,636	$3,870
Expected return on plan assets	162	52
Benefits paid	(190)	(190)
Foreign currency exchange rate changes	209	(96)
Fair value of plan assets as of April 30, 2025 and 2024, respectively	$3,817	$3,636

The accumulated benefit obligation is approximately equal to the projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the Plan in the fiscal year ending April 30, 2026. The projected benefit obligation and projected fair value of plan assets include the assumptions in the table below.

	Year Ended	Year Ended
	April 30,	April 30,
	2025	2024
Discount rate	3.6%	3.9%
In-payment benefits	2.5%	2.5%
Expected return on plan assets	2.9%	2.9%

Expected benefits payments as of April 30, 2025 (in thousands):

2026	$200
2027	208
2028	211
2029	213
2030	215
2031-2035	1,087
Total expected benefit payments	$2,134

Net periodic benefit cost is recorded in interest (expense) income, net (in thousands).

	Year Ended April 30,
	2025	2024	2023
	(In thousands)	(In thousands)	(In thousands)
Actual return on plan assets	$162	$52	$472
Interest cost	(112)	(119)	(70)
Actuarial gain (loss)	16	(206)	167
Net periodic benefit cost	$66	$(273)	$569

23.          Segments

The Company’s reportable segments are as follows:

Uncrewed Systems (“UxS”)—The UxS segment focuses primarily on small UAS products designed to operate reliably at lower altitudes in a wide range of environmental conditions, providing a vantage point from which to collect and deliver valuable information as well as related support including training, spare and accessory parts, product repair, product replacement, maintenance and upgrades; medium UAS products designed to operate reliably at medium altitudes with longer range while carrying larger payloads including airborne platforms, payloads and payload integration, and ground support equipment and other items and services related generally to uncrewed aircraft systems including ISR services; UGV products designed to help responders remove, contain or neutralize these hazards in situations where improvised explosive devices, caustic chemicals, nuclear, radiological or biological hazards or violent individuals represent significant danger to humans; and AI-enabled common control and communication solutions that allow any uncrewed system to be controlled from a common user interface while aggregating data from multiple platforms to provide real time intelligence.

Loitering Munitions Systems (“LMS”)—The LMS segment focuses primarily on tube-launched aircraft that deploy with the push of a button, fly at higher speeds than small UAS products, and perform either effects delivery or reconnaissance missions, and related support services including training, spare parts, product repair, and product replacement. The LMS segment also includes customer-funded research and development programs.

MacCready Works (“MW”)— The MW segment focuses on customer-funded research and development in the areas of HAPS, robotics, sensors, software analytics, data intelligence and connectivity. This segment contains the Company’s center of excellence for the development of machine learning, object identification and autonomy solutions and also seeks to identify new products, services and businesses for the Company.

The accounting policies of the segments are the same as those described in Note 1–Organization and Significant Accounting Policies. The operating segments do not make sales to each other. The following table (in thousands) sets forth segment revenue and segment adjusted gross margin for the periods indicated. Segment adjusted gross margin is defined as gross margin before intangible amortization and amortization of other purchase accounting adjustments related to increasing the carrying value of certain assets to fair value. Segment adjusted gross margin is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance.

	Year Ended April 30, 2025
	UxS	LMS	MW	Total
Revenue:
Product sales	$352,932	$333,506	$6,284	$692,722
Contract services	28,846	18,471	80,588	127,905
	381,778	351,977	86,872	820,627

Less: Cost of sales	213,133	223,422	65,436	501,991
Add: Intangible amortization included in cost of sales	18,480	—	925	19,405
Segment adjusted gross margin	$187,125	$128,555	$22,361	$338,041

Depreciation and amortization	$49,942	$3,806	$5,609	$59,357

	Year Ended April 30, 2024
	UxS	LMS	MW	Total
Revenue:
Product sales	$415,074	$168,863	$1,834	$585,771
Contract services	32,932	23,724	74,293	130,949
	448,006	192,587	76,127	716,720

Less: Cost of sales	249,763	124,363	58,663	432,789
Add: Intangible amortization included in cost of sales	12,280	—	1,268	13,548
Segment adjusted gross margin	$210,523	$68,224	$18,732	$297,479

Depreciation and amortization	$27,595	$2,808	$5,346	$35,749

	Year Ended April 30, 2023
	UxS	LMS	MW	Total
Revenue:
Product sales	$268,021	$84,686	$355	$353,062
Contract services	75,889	35,938	75,647	187,474
	343,910	120,624	76,002	540,536

Less: Cost of sales	231,960	77,888	57,174	367,022
Add: Intangible amortization included in cost of sales	12,731	—	1,275	14,006
Segment adjusted gross margin	$124,681	$42,736	$20,103	$187,520

Depreciation and amortization	$249,925	$2,788	$3,303	$256,016

The following table (in thousands) provides a reconciliation from segment adjusted gross margin to income (loss) before taxes:

	Year Ended	Year Ended	Year Ended
	April 30,	April 30,	April 30,
	2025	2024	2023
Segment adjusted gross margin	$338,041	$297,479	$187,520
Intangible amortization included in cost of sales	19,405	13,548	14,006
Selling, general and administrative	158,753	114,420	131,905
Research and development	100,729	97,687	64,255
Impairment of goodwill	18,359	—	156,017
Interest expense, net	(2,188)	(4,220)	(9,368)
Other income (expense), net	1,057	(4,373)	(346)
Income (loss) before income taxes	$39,664	$63,231	$(188,377)

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	UxS	LMS	MW	Corporate	Total
As of April 30, 2025	$511,505	$313,046	$47,979	$248,037	$1,120,567
As of April 30, 2024	$590,619	$165,413	$50,767	$209,061	$1,015,860

Capital expenditures are summarized in the table below (in thousands):

	UxS	LMS	MW	Corporate	Total
Year Ended April 30, 2025	$7,156	$6,717	$7,339	$1,604	$22,816
Year Ended April 30, 2024	$9,630	$5,078	$4,521	$3,754	$22,983
Year Ended April 30, 2023	$8,191	$2,700	$3,045	$932	$14,868

24.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 52%, 62% and 53% of revenue for each of the fiscal years ended April 30, 2025, 2024 and 2023, respectively. For the fiscal year ended April 30, 2025, 2024 and 2023, Ukraine represented $149,600,000, or 18%, $274,136,000, or 38%, and $100,095,000, or 19%, respectively, of the Company’s consolidated revenues. The Company’s internationally deployed fixed assets for UGV was $5,033,000 and $2,912,000 as of April 30, 2025 and 2024, respectively. The Company’s internationally deployed in-service assets for MUAS was $1,486,000 and $0 as of April 30, 2025 and 2024, respectively.

25. Subsequent Events

On May 1, 2025, the Company closed its acquisition of BlueHalo, pursuant to the Agreement and Plan of Merger, dated as of November 18, 2024 (the “Merger Agreement”) by and among the Company, Merger Sub, BlueHalo, and BlueHalo Holdings Parent, LLC, a Delaware limited liability company and sole member of BlueHalo (“Seller”). Under the terms of the Merger Agreement, all of the equity interests of BlueHalo issued and outstanding immediately prior to the effective time of the acquisition were converted into the right to receive an aggregate of 17,425,849 shares of the Company’s common stock, fair value of $2,640,365,000.

Due to the size, complexity and timing of the close of the acquisition, the purchase accounting for the business combination is incomplete at the time of this filing. As a result, the Company is unable to provide the amounts recognized as of the acquisition date for the major classes of assets acquired and liabilities assumed, pre-acquisition contingencies and goodwill. In addition, the Company is unable to provide pro forma revenues and earnings of the combined entity. All required disclosures will be included in the Company's Quarterly Report on Form 10-Q for the fiscal first quarter ending August 2, 2025.

On June 2, 2025, the Company completed its purchase of a facility in Dayton, Ohio for $6,704,000. The facility will support the Cyber and Mission Systems business from the BlueHalo acquisition.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Balance	Charged to	Charged to		Balance at
	Beginning	Acquired from	Costs and	Other		End of
Description	of Period	Acquisition	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for doubtful accounts for the year ended April 30:
2023	$592	$—	$124	$—	$(560)	$156
2024	$156	$—	$89	$—	$(86)	$159
2025	$159	$—	$111	$—	$(67)	$203
Warranty reserve for the year ended April 30:
2023	$2,190	$—	$3,052	$—	$(1,600)	$3,642
2024	$3,642	$40	$4,364	$—	$(2,508)	$5,538
2025	$5,538	$—	$1,151	$—	$(2,500)	$4,189
Reserve for inventory excess and obsolescence for the year ended April 30:
2023	$12,334	$—	$8,136	$—	$(5,265)	$15,205
2024	$15,205	$—	$13,937	$—	$(3,242)	$25,900
2025	$25,900	$—	$2,882	$—	$(110)	$28,672
Reserve for self-insured medical claims for the year ended April 30:
2023	$1,653	$—	$13,863	$—	$(14,133)	$1,383
2024	$1,383	$—	$16,365	$—	$(16,504)	$1,244
2025	$1,244	$—	$17,436	$—	$(17,121)	$1,559

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

Under the supervision and with the participation of management, including our principal executive and financial officers, we have assessed our internal control over financial reporting as of April 30, 2025, based on criteria for effective internal control over financial reporting established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (“COSO”). Based on this assessment, management concluded that the Company maintained effective internal control over financial reporting as of April 30, 2025 based on the specified criteria.

The effectiveness of our internal control over financial reporting as of April 30, 2025 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15(f) or 15d-15(f) that occurred during the fiscal year ended April 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended April 30, 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. and subsidiaries (the “Company”) as of April 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of April 30, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2025, of the Company and our report dated June 24, 2025, expressed an unqualified opinion on those financial statements.

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

June 24, 2025

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401, Item 405, Item 407(c)(3) and Items 407(d)(4) and (d)(5) of Regulation S-K will be included in the definitive proxy statement for our 2024 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2025, and that information is incorporated by reference herein.

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

Insider Trading Policy

We have adopted an Insider Trading Policy addressing our policies and procedures governing securities trading by our directors, officers, employees and certain other service providers, intended to promote compliance with insider trading laws, rules and regulations, including Nasdaq listing standards, applicable to the company and such personnel. A copy of the current Insider Trading Policy is filed with this Annual Report on Form 10-K as Exhibit 19.

Item 11. Executive Compensation.

The information required by Item 402 and Items 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2025 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2025 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2025 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, California, PCAOB Auditor ID 34. The information required by this Item 14 of Form 10-K will be included in the definitive proxy statement for our 2025 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2025 and 2024

●	Consolidated Statements of Income (Loss) for the Years Ended April 30, 2025, 2024 and 2023

●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended April 30, 2025, 2024 and 2023

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2025, 2024 and 2023

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2025, 2024 and 2023

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

All other schedules have been omitted since the required information is not present, or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the Notes thereto.

3. Exhibits

See Item 15(b) of this report below.

(b)	Exhibits

Exhibit Number	Exhibit
2.1*(22)

Agreement and Plan of Merger, dated as of August 18, 2023, by and among AeroVironment, Inc., Tropic Merger Sub, Inc., Tomahawk Robotics, Inc., and Shareholder Representative Services LLC, solely in its capacity as the Stockholder Representative.

2.2*(26)	Agreement and Plan of Merger, dated November 18, 2024, by and among the Company, Merger Sub, BlueHalo and Seller
3.1(26)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc. dated October 1, 2024
3.2 (26)	Fifth Amended and Restated Bylaws of AeroVironment, Inc., amended as of October 1, 2024
4.1(1)	Form of AeroVironment, Inc.’s Common Stock Certificate
4.2	Description of Registrant’s Securities
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.3#(4)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011

10.4#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
Exhibit Number	Exhibit
10.5#(1)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.6#(1)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.7#(6)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.8#(7)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(7)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(7)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(7)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(8)	AeroVironment, Inc. 2021 Equity Incentive Plan
10.13#(8)	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.14#(8)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Severance Plan Participants)
10.15#(8)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Severance Plan Participants)
10.16#(8)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Employee Directors)
10.17#(8)	Form of Performance Restricted Stock Award Grant Notice and Performance Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.18(18)	Lease, dated March 11, 2022, between AeroVironment, Inc. and BCORE Defender CA1W01, LLC, for the property located at 85 Moreland Road, Simi Valley, California
10.19(23)

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

10.21(10)	First Amendment to Lease Agreement (900 Enchanted Way, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside III LLC, and related agreements
10.22(2)	Second Amendment to Lease Agreement dated as of May 13, 2020, by and between the Company and Hillside III LLC for the property located at 900 Enchanted Way, Simi Valley, CA 93065
10.23(26)	Third Amendment to Lease Agreement dated as of October 16, 2024 by and between AeroVironment, Inc. and Hillside III LLC related to 900 Innovators Way, Simi Valley, CA 93065, and related agreements
10.24(27)	Fourth Amendment to Lease Agreement, dated April 2, 2025
10.25(9)

Standard Industrial/Commercial Single-Tenant Lease, dated April 21, 2008, between AeroVironment, Inc. and Hillside Associates II, LLC, for the property located at 994 Flower Glen Street, Simi Valley, California, including the addendum thereto

10.26(10)	First Amendment to Lease Agreement (994 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.27(11)	Second Amendment to Lease Agreement (994 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.29(10)	Lease Agreement (996 Flower Glen Street, Simi Valley, CA 93065) dated as of December 1, 2013, by and between the Company and Hillside II LLC, and related agreements
10.30(11)	First Amendment to Lease Agreement (996 Innovators Way, Simi Valley, CA 93065) dated as of June 1, 2021, by and between the Company and Hillside Associates II, LLC, and related agreements
10.31(12)	Lease dated March 28, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California, including addendums thereto

10.32(13)	First Amendment to Lease dated October 26, 2018 between AeroVironment, Inc. and Princeton Avenue Holdings, LLC for property located at 14501 Princeton Avenue, Moorpark, California
Exhibit Number	Exhibit
10.33(19)

Second Amendment to Lease dated October 26, 2018 between AeroVironment, Inc., Princeton Avenue Holdings, LLC and Princeton Avenue Holdings II, LLC for property located at 14501 Princeton Avenue, Moorpark, California

10.34#(1)	Retiree Medical Plan
10.35(14)	Form of Director Letter Agreement by and between AeroVironment, Inc. and certain non-employee director

10.36#(15)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.37#(26)	Amended and Restated Executive Severance Plan of AeroVironment, Inc.
10.38#(26)	Executive Transaction Severance Plan of AeroVironment, Inc.
10.40*(11)	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.41(11)	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.
10.42*(11)

Credit Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association, as joint lead arrangers and joint bookrunners

10.43ǂ(11)	Security and Pledge Agreement, dated February 19, 2021, by and among AeroVironment, Inc., certain obligors, and Bank of America, N.A., as the administrative agent
10.44(16)

First Amendment to Credit Agreement and Waiver, dated February 4, 2022, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.45(19)

Second Amendment to Credit Agreement and Waiver, dated June 6, 2023, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association

10.46(26)

Third Amendment to Credit Agreement, dated October 4, 2024, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Citibank, N.A.

10.47(28)

Fourth Amendment to Credit Agreement, Amendment to Security and Pledge Agreement, and Joinder Agreement, dated May 1, 2025, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Citibank, N.A, as co-syndication agents for the Term A facility.

10.48(22)	Joinder Agreement, dated October 30, 2023, between AeroVironment, Inc. and Bank of America, N.A.
10.49ǂ*(11)	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH
10.50(20)	AeroVironment, Inc. 2023 Employee Stock Purchase Plan
10.51(25)	Form of Seller and Sponsor Member Support Agreement
10.52(25)	Form of Joinder and Lock-Up Agreement
10.53(25)	Shareholder’s Agreement, dated as of November 18, 2024, by and among the Company and the Sponsor Members
19	Insider Trading Policy
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Exhibit Number	Exhibit
97(23)	Nasdaq Rule 5608 Equity Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).
(2)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 24, 2020 (File No. 001-33261).
(3)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(5)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).
(6)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).
(7)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2019 (File No. 001-33261).
(8)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 filed October 13, 2021 (File No. 333-260227).
(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).
(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).
(11)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).
(12)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).
(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001 33261).
(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).
(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(16)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2022 (File No. 001-33261).
(17)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 28, 2022 (File No. 001-33261).
(18)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 7, 2022 (File No. 001-33261).
(19)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 27, 2023 (File No. 001-33261).
(20)	Incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 17, 2023 (File No. 001-33261).

(21)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed August 22, 2023 (File No. 001-33261).
(22)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 5, 2023 (File No. 001-33261).
(23)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 26, 2024 (File No. 001-33261).
(24)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed October 3, 2024 (File No. 001‑33261).
(25)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed November 19, 2024 (File No. 001‑33261).
(26)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 4, 2024 (File No. 001-33261).
(27)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed April 7, 2025 (File No. 001-33261).
(28)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed May 1, 2025 (File No. 001-33261).

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

AEROVIRONMENT, INC.

Date: June 24, 2025		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
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

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 24, 2025
Wahid Nawabi	Executive Officer and Chairman
(Principal Executive Officer)

/s/ Kevin P. McDonnell	Executive Vice President and	June 24, 2025
Kevin P. McDonnell	Chief Financial Officer (Principal
Financial Officer)

/s/ Brian C. Shackley	Vice President and	June 24, 2025
Brian C. Shackley	Chief Accounting Officer (Principal
Accounting Officer)

/s/ Edward R. Muller	Director	June 24, 2025
Edward R. Muller

/s/ Cindy Lewis	Director	June 24, 2025
Cindy Lewis

/s/ Stephen F. Page	Director	June 24, 2025
Stephen F. Page

/s/ Mary Beth Long	Director	June 24, 2025
Mary Beth Long

/s/ Joseph L. Votel	Director	June 24, 2025
Joseph L. Votel

/s/ Charles Thomas Burbage	Director	June 24, 2025
Charles Thomas Burbage

/s/ Philip S. Davidson	Director	June 24, 2025
Philip S. Davidson

/s/ David Wodlinger	Director	June 24, 2025
David Wodlinger

/s/ Henry Albers	Director	June 24, 2025
Henry Albers