Form 10-Q
period 2025-08-02
AeroVironment Inc
filed 2025-09-10
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 2, 2025

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

As of September 3, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 49,932,207.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	August 2,	April 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$685,803	$40,862
Accounts receivable, net of allowance for credit losses of $773 at August 2, 2025 and $203 at April 30, 2025	198,293	101,967
Unbilled receivables and retentions	463,870	290,009
Inventories, net	232,888	144,090
Income taxes receivable	20,778	622
Prepaid expenses and other current assets	37,707	28,966
Total current assets	1,639,339	606,516
Long-term investments	36,267	31,627
Property and equipment, net	148,807	50,704
Operating lease right-of-use assets	98,514	31,879
Deferred income taxes	—	61,460
Intangibles, net	1,118,848	48,711
Goodwill	2,539,560	256,781
Other assets	42,702	32,889
Total assets	$5,624,037	$1,120,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$91,133	$72,462
Wages and related accruals	73,752	44,253
Customer advances	61,269	15,952
Current operating lease liabilities	16,759	10,479
Income taxes payable	—	356
Other current liabilities	32,017	28,659
Total current liabilities	274,930	172,161
Long-term debt	725,703	30,000
Non-current operating lease liabilities	87,246	23,812
Other non-current liabilities	2,016	2,026
Liability for uncertain tax positions	6,061	6,061
Deferred income taxes	101,002	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at August 2, 2025 and April 30,2025	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—49,932,300 shares at August 2, 2025 and 28,267,517 shares at April 30, 2025	6	4
Additional paid-in capital	4,226,012	618,711
Accumulated other comprehensive loss	(5,875)	(6,514)
Retained earnings	206,936	274,306
Total stockholders’ equity	4,427,079	886,507
Total liabilities and stockholders’ equity	$5,624,037	$1,120,567

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 2,	July 27,
	2025	2024
Revenue:
Product sales	$313,533	$159,504
Contract services	141,143	29,979
	454,676	189,483
Cost of sales:
Product sales	230,687	85,519
Contract services	128,871	22,497
	359,558	108,016
Gross margin:
Product sales	82,846	73,985
Contract services	12,272	7,482
	95,118	81,467
Selling, general and administrative	131,276	33,795
Research and development	33,114	24,613
(Loss) income from operations	(69,272)	23,059
Other (loss) income:
Interest expense, net	(17,415)	(239)
Other income (expense), net	2,361	(234)
(Loss) income before income taxes	(84,326)	22,586
(Benefit from) provision for income taxes	(15,169)	1,485
Equity method investment income, net of tax	1,787	65
Net (loss) income	$(67,370)	$21,166
Net (loss) income per share
Basic	$(1.44)	$0.76
Diluted	$(1.44)	$0.75
Weighted-average shares outstanding:
Basic	46,882,350	27,959,692
Diluted	46,882,350	28,281,827

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended
	August 2,	July 27,
	2025	2024
Net (loss) income	$(67,370)	$21,166
Other comprehensive income:
Change in foreign currency translation adjustments	639	538
Total comprehensive (loss) income	$(66,731)	$21,704

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended August 2, 2025 and July 27, 2024 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507
Net loss	—	—	—	(67,370)	—	(67,370)
Foreign currency translation	—	—	—	—	639	639
Employee stock purchase plan contributions	18,555	—	2,467	—	—	2,467
Restricted stock awards	173,025	—	—	—	—	—
Restricted stock awards forfeited	(2,590)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(7,516)	—	(10,786)	—	—	(10,786)
Issuance of common stock for business acquisition	17,425,849	2	2,637,345	—	—	2,637,347
Shares issued, net of issuance costs	4,057,460	—	966,846	—	—	966,846
Stock based compensation	—	—	11,429	—	—	11,429
Balance at August 2, 2025	49,932,300	$6	$4,226,012	$206,936	$(5,875)	$4,427,079

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	21,166	—	21,166
Foreign currency translation	—	—	—	—	538	538
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	69,522	—	—	—	—	—
Restricted stock awards forfeited	(2,194)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,450)	—	(3,953)	—	—	(3,953)
Stock based compensation	—	—	4,536	—	—	4,536
Balance at July 27, 2024	28,206,480	$4	$598,735	$251,853	$(5,054)	$845,538

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Three Months Ended
	August 2,	July 27,
	2025	2024
Operating activities
Net (loss) income	$(67,370)	$21,166
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	90,254	8,852
(Gain) from equity method investments	(1,787)	(65)
Amortization of debt issuance costs	7,829	266
Provision for credit losses	173	(101)
Reserve for inventory excess and obsolescence	1,178	2,667
Other non-cash expense, net	616	616
Non-cash lease expense	6,850	2,430
Loss on foreign currency transactions	161	142
Unrealized (gain) loss on available-for-sale equity securities, net	(2,702)	321
Deferred income taxes	—	(1)
Stock-based compensation	11,429	4,536
Loss on disposal of property and equipment	48	143
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(15,693)	34,993
Unbilled receivables and retentions	(74,510)	(20,274)
Inventories	(12,704)	3,867
Income taxes receivable	(16,390)	(336)
Prepaid expenses and other assets	(1,749)	(814)
Accounts payable	(29,625)	(4,976)
Other liabilities	(19,734)	(25,081)
Net cash (used in) provided by operating activities	(123,726)	28,351
Investing activities
Acquisition of property and equipment	(22,728)	(5,430)
Contributions in equity method investments	—	(1,183)
Acquisition of capitalized software to be sold	(9,340)	—
Business acquisitions, net of cash acquired	(844,580)	—
Net cash used in investing activities	(876,648)	(6,613)
Financing activities
Principal payments of term loan	(700,000)	(10,500)
Proceeds from term loan	693,202	—
Principal payments of revolver	(265,000)	—
Proceeds from revolver, net of creditor costs	233,939	—
Proceeds from shares issued, net of underwriter costs	968,515	—
Proceeds from convertible debt, net of underwriter costs	726,944	—
Payment of debt issuance costs	(2,445)	—
Payment of equity issuance costs	(1,388)	—
Tax withholding payment related to net settlement of equity awards	(10,786)	(3,953)
Employee stock purchase plan contributions	2,467	—
Exercise of stock options	—	506
Other	(5)	(7)
Net cash provided by (used in) financing activities	1,645,443	(13,954)
Effects of currency translation on cash and cash equivalents	(128)	77
Net increase in cash and cash equivalents	644,941	7,861
Cash and cash equivalents at beginning of period	40,862	73,301
Cash and cash equivalents at end of period	$685,803	$81,162
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$(223)	$(101)
Interest	$11,854	$370
Non-cash activities
Issuance of common stock for business acquisition	$2,640,365	$—
Change in foreign currency translation adjustments	$639	$538
Acquisitions of property and equipment included in accounts payable	$1,951	$1,208

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc. (“AeroVironment”, “AV” or “the Company”), a Delaware corporation, is a defense technology provider delivering integrated capabilities across air, land, sea, space, and cyber. AV develops and deploys autonomous systems, precision strike systems, counter-UAS technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. AV operates a national manufacturing footprint to deliver proven systems and capabilities whose markets offer the potential for significant long-term growth. In addition, the Company believes that some of the innovative potential products, services and technologies in its research and development (“R&D”) pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

Effective May 1, 2025, the Company reorganized its segments. In connection with the Company’s acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”), the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Autonomous Systems (“AxS”)— The AxS segment focuses on the design, development, production, delivery, and support of intelligent, multi-domain robotic systems, including uncrewed aircraft systems (“UAS”) and ground robot systems. The segment includes the Company’s former Uncrewed Systems, Loitering Munitions Systems, and MacCready Works segments as well as Radio Frequency (“RF”) and Kinetic Counter-UAS (“C-UAS”), Electronic Warfare Systems (“EW”) and Unmanned Maritime products and services from the BlueHalo acquisition. It primarily serves organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies, and international allied governments. This segment encompasses the Company’s core autonomous platforms, such as drones and robotic systems, tailored for mission-critical applications across air and ground domains.

Space, Cyber, and Directed Energy (“SCDE”)— The SCDE segment focuses on advanced technologies in the space domain providing space-based and ground-based platforms, cyber capabilities, and directed energy systems. This segment positions the Company in high-growth areas of next-generation defense technology, addressing emerging threats and mission requirements in space, cyber warfare, and directed energy applications (e.g., high-energy lasers). It also primarily serves organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies, and international allied governments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 2, 2025 are not necessarily indicative of the results for the full year ending April 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2025, included in the Company’s Annual Report on Form 10-K.

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

Recent Acquisitions

On May 1, 2025, the Company closed its acquisition of BlueHalo, a Delaware limited liability company, pursuant to the Agreement and Plan of Merger, dated as of November 18, 2024 (the “Merger Agreement”) by and among AV, Archangel Merger Sub LLC, a Delaware limited liability company (“Merger Sub”), BlueHalo, and BlueHalo Holdings Parent, LLC, a Delaware limited liability company and sole member of BlueHalo (“Seller”). Refer to Note 17—Business Acquisitions for further details.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three months ended August 2, 2025.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s revenue disclosure of revenue by segment and the segment disclosures for prior periods have been recast to conform to the new segments and new measure of profitability.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of its customers. These contracts may be firm fixed price (“FFP”), cost plus award fee, and cost plus incentive fee (collectively “Cost Plus”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations

On August 2, 2025, the Company had approximately $1,066,423,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 80% of the remaining performance obligations as revenue in fiscal 2026 and the remaining 20% in fiscal 2027 or beyond.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended
	August 2,	July 27,
Revenue by segment	2025	2024
AxS	$285,324	$189,483
SCDE	169,352	—
Total revenue	$454,676	$189,483

	Three Months Ended
	August 2,	July 27,
Revenue by contract type	2025	2024
FFP	$298,977	$171,869
Cost Plus	118,928	16,231
T&M	36,771	1,383
Total revenue	$454,676	$189,483

Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with FFP contracts. However, these types of contracts generally offer additional profits when the Company completes the work for less than originally estimated. Cost Plus contracts generally subject the Company to lower risk. Accordingly, the associated base fees are usually lower than fees on FFP contracts. Under T&M contracts, the Company’s profit may vary if actual labor hour rates vary significantly from the negotiated rates.

	Three Months Ended
	August 2,	July 27,
Revenue by customer category	2025	2024
U.S. government	$395,337	$148,600
Non-U.S. government	59,339	40,883
Total revenue	$454,676	$189,483

	Three Months Ended
	August 2,	July 27,
Revenue by geographic location	2025	2024
Domestic	$347,139	$66,998
International	107,537	122,485
Total revenue	$454,676	$189,483

	Three Months Ended
	August 2,	July 27,
Revenue percentage by recognition method	2025	2024
Over time	75%	41%
Point in time	25%	59%
Total revenue	100%	100%

Contract Balances

Changes in the contract asset and liability balances during the three month period ended August 2, 2025 were not materially impacted by factors other than billings, cash collections, and timing of revenue recognition. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month period ended August 2, 2025 that was included in customer advances balances as of April 30, 2025 was $11,358,000. Revenue recognized for the three month period ended July 27, 2024 that was included in customer advances balances as of April 30, 2024 was $5,486,000.

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

Government Contracts

Payments to the Company on government Cost Plus or T&M contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency (“DCAA”). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company for Cost Plus and T&M contracts.

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at estimated full year rates unless collectability is not reasonably assured. At August 2, 2025 and April 30, 2025, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
	August 2, 2025	July 27, 2024
Net (loss) income	$(67,370)	$21,166
Denominator for basic (loss) earnings per share:
Weighted average common shares	46,882,350	27,959,692
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	322,135
Denominator for diluted (loss) earnings per share	46,882,350	28,281,827

Due to the net loss for the three months ended August 2, 2025, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 168,254 for the three months ended August 2, 2025. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 72 for the three months ended July 27, 2024.

Recently Issued Accounting Standards

In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires updates to the rate reconciliation, income taxes paid and other disclosures. The new standard is effective for fiscal years beginning after December 15, 2024 and interim periods within fiscal years beginning after December 15, 2025, with early adoption permitted. ASU 2023-09 is adopted retrospectively. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

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

2. Investments

Investments consist of the following (in thousands):

	August 2,	April 30,
	2025	2025
Long-term investments:
Available-for-sale securities:
Equity securities and warrants	3,905	1,204
Total long-term available-for-sale securities investments	3,905	1,204
Equity method investments
Investments in limited partnership funds	32,362	30,423
Total equity method investments	32,362	30,423
Total long-term investments	$36,267	$31,627

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other expense, net. Unrealized gain (loss) recorded (in thousands):

	Three Months Ended	Three Months Ended
	August 2, 2025	July 27, 2024
Net gain (loss) recognized during the period on equity securities	$2,701	$(321)
Less: Net loss recognized during the period on equity securities sold during the period	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$2,701	$(321)

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

The Company’s financial assets measured at fair value on a recurring basis at August 2, 2025, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$3,180	$—	$—	$3,180
Warrants	—	725	—	725
Total	$3,180	$725	$—	$3,905

The Company had no financial liabilities measured at fair value on a recurring basis at August 2, 2025.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	August 2,	April 30,
	2025	2025

Raw materials	$113,922	$52,567
Work in process	95,925	73,434
Finished goods	61,420	46,761
Inventories, gross	271,267	172,762
Reserve for inventory excess and obsolescence	(38,379)	(28,672)
Inventories, net	$232,888	$144,090

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

In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal years ended April 30, 2025 and 2024, the Company made total contributions of $5,674,000 and $3,074,000, respectively. During the three months ended August 2, 2025, the Company made no contributions. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $5,474,000 to the fund, which are expected to be made over the next two fiscal years.

The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have significant influence when it holds more than a minor interest. For the three months ended August 2, 2025 and July 27, 2024, the Company recorded its ownership percentage of the net gain of equity method investments, of $1,787,000 and $65,000, respectively, in equity method investment income, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At August 2, 2025 and April 30, 2025, the carrying value of the equity method investments of $32,362,000 and $30,423,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended August 2, 2025 and July 27, 2024, respectively (in thousands):

	Three Months Ended
	August 2,	July 27,
	2025	2024
Beginning balance	$4,189	$5,538
Balance acquired from acquisition	2,274	—
Warranty expense	141	(647)
Warranty costs settled	(321)	(651)
Ending balance	$6,283	$4,240

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	August 2,	April 30,
	2025	2025
Technology	$497,861	$101,645
Licenses	1,008	1,008
Customer relationships	747,682	77,588
Backlog	65,008	2,963
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	1,314,243	185,888
Less accumulated amortization	(195,395)	(137,177)
Intangibles, net	$1,118,848	$48,711

Technology, backlog and customer relationships intangibles were recognized in conjunction with the Company’s acquisition of Blue Halo on May 1 2025. Refer to Note 17—Business Acquisitions for further details.

The weighted average amortization period as of August 2, 2025 and April 30, 2025 was seven and three years, respectively. Amortization expense for the three months ended August 2, 2025 and July 27, 2024 was $58,161,000 and $4,774,000, respectively.

Estimated remaining amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2026	$171,112
2027	164,607
2028	163,892
2029	161,196
2030	145,061
$805,868

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	AxS	SCDE	Total

Goodwill	$431,157	$—	$431,157
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at April 30, 2025	256,781	—	256,781
Additions to goodwill	914,683	1,368,096	2,282,779

Goodwill	1,345,840	1,368,096	2,713,936
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at August 2, 2025	$1,171,464	$1,368,096	$2,539,560

The AxS segment includes goodwill from the acquisitions of Pulse Aerospace, LLC (“Pulse”), Arcturus UAV, Inc. (“Arcturus”), Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”), Planck Aerosystems, Inc., Tomahawk Robotics, Inc. and certain BlueHalo reporting units and includes goodwill from the purchase of certain assets of Intelligent Systems Group business segment of Progeny Systems Corporation. The SCDE segment includes goodwill from certain BlueHalo reporting units.

9. Debt

On October 4, 2024, the Company entered into a Third Amendment to Credit Agreement with the existing lenders, Bank of America, N.A. (“BofA NA”), the administrative agent and the swingline lender, JPMorgan Chase Bank, N.A. (“JPM”), U.S. Bank National Association (“U.S. Bank”), and Citibank, N.A. (“Citibank”) (the “Third Amendment to Credit Agreement”).

The Third Amendment to Credit Agreement provided for an aggregate $200,000,000 revolving credit facility (the “Revolving Facility”), including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Company’s domestic subsidiaries (the “Guarantors”), and extends the maturity date for obligations pursuant to the Credit Agreement to October 4, 2029. Upon effectiveness of the Third Amendment to Credit Agreement, the Company drew $15,000,000 from the amended Revolving Facility and repaid in full all outstanding amounts owed pursuant to the prior Term Loan Facility. The unamortized debt issuance costs allocated to the prior Term Loan Facility of $590,000 were expensed upon repayment of the Term Loan Facility and recorded in interest expense.

On May 1, 2025 (the “Closing Date”), in connection with the consummation of the BlueHalo acquisition, the Company entered into a Fourth Amendment to Credit Agreement with BofA NA, the administrative agent and the swingline lender, JPM, U.S. Bank, Citibank, BMO Bank N.A. (“BMO”), Citizens Banks, N.A. (“Citizens”) and Royal Bank of Canada (“RBC”) (the “Fourth Amendment to Credit Agreement” and the existing Credit Agreement as amended thereby, the “Amended Credit Agreement”). The Amended Credit Agreement now provides for an aggregate $700,000,000 term loan (the “Term Loan Facility” and, together with the Revolving Facility, the “Credit Facilities”) and an aggregate

$350,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, maintains the maturity date for obligations pursuant to the prior Amended Credit Agreement to October 4, 2029. Upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility. In June 2025, the Company drew an additional $10,000,000 under the Revolving Facility.

The Term A Loan drawn under the Term Loan Facility matures two years after the Closing Date and amortizes at a rate of 5.00% per annum, with the remaining outstanding principal amount due and payable on the maturity date. The applicable margin on the Term A Loan is based upon the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects as its benchmark rate (i) SOFR (in which case, the applicable margin ranges from 1.50 - 2.50% per annum depending on the Company’s Consolidated Leverage Ratio) plus a credit spread adjustment of 0.10% or (ii) Base Rate (in which case, the applicable margin ranges from 0.50 - 1.50% per annum depending on the Company’s Consolidated Leverage Ratio). Upon the occurrence of an event of default, an additional 2.00% per annum default interest rate may apply. Pursuant to the Fourth Amendment to Credit Agreement, the Company is subject to two financial maintenance covenants which require that (i) the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) not exceed 3.50 to 1.00 as of the end of any fiscal quarter, for the four fiscal quarters following consummation of the BlueHalo acquisition, and thereafter 3.00 to 1.00 as of the end of any fiscal quarter, and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) not be less than 1.25 to 1.00 as of the end of any fiscal quarter. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit, which as of August 2, 2025 and April 30, 2025 was $11,912,000 and $9,376,000, respectively. As of August 2, 2025, approximately $338,088,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of August 2, 2025, the Company was in compliance with all amended covenants.

In July 2025, the Company used the proceeds from the issuance of common stock and the Company’s 0% Convertible Senior Notes due 2030 (the “Notes”) to fully repay the Term A Loan and outstanding Revolving Facility balance. The unamortized debt issuance costs allocated to the Term Loan Facility of $6,668,000 were expensed upon repayment of the Term Loan Facility and recorded as interest expense in the consolidated statements of operations. The Revolver Facility remains open and available to the Company. Please refer to Note 10–Convertible Notes and Note 16–Share Issuances for further details.

Long-term debt and the current period interest rates were as follows:

	August 2,	April 30,
	2025	2025
	(In thousands)	(In thousands)
Revolving credit facility	$—	$30,000
Convertible Notes	747,500	—
Total long-term debt	747,500	30,000
Less unamortized debt issuance costs–convertible notes	21,797	—
Total long-term debt, net of unamortized debt issuance costs–convertible notes	$725,703	$30,000
Unamortized debt issuance costs–revolving credit facility	$2,128	$1,281
Current period interest rate	0%	5.9%

Future contractual long-term debt principal payments at August 2, 2025 were as follows:

Fiscal Year	(In thousands)
2026	$—
2027	—
2028	—
2029	—
2030	—
2031	747,500
$747,500

10. Convertible Notes

In July 2025, the Company entered into an underwriting agreement (the “Note Underwriting Agreement”) with certain underwriters (the “Note Underwriters”) agreeing, subject to customary conditions, to issue and sell $650,000,000 aggregate principal amount of the Notes to the Note Underwriters. In addition, pursuant to the Note Underwriting Agreement, the Company granted the Note Underwriters an option, which was exercisable within 30 days after entering the Note Underwriting Agreement, to purchase up to an additional $97,500,000 aggregate principal amount of Notes solely to cover over-allotments. The Note Underwriters exercised such option to purchase an additional $97,500,000 aggregate principal amount of Notes. The issuance of $747,500,000 aggregate principal amount of Notes was completed in July 2025.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including any borrowings under the Company's revolving credit facility; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. Special interest will accrue on the Notes upon the occurrence of certain events relating to the Company's failure to file certain SEC reports as provided in the Indenture. The Notes will mature on July 15, 2030, unless earlier repurchased, redeemed or converted. Before April 15, 2030, noteholders have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2030, noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. The Company will have the right to elect to settle conversions either entirely in cash or in a combination of cash and shares of its common stock. Upon conversion of any Note, the consideration due upon conversion, which will be determined over an “Observation Period” (as defined in the Indenture) consisting of 60 consecutive trading days, will be paid in cash up to at least the principal amount of the Notes being converted and the Company will pay or deliver, as the case may be, cash, shares of the Company’s common stock or a combination of cash and shares of the Company’s common stock, at the Company’s election, in respect of the remainder, if any, of the Company’s conversion obligation in excess of the principal amount of the Notes being converted. The initial conversion rate is 3.1017 shares of the Company's common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $322.40 per share of the Company's common stock. The conversion rate and conversion price will be subject to customary adjustments upon the occurrence of certain events. In addition, if certain corporate events that constitute a “Make-Whole Fundamental Change” (as defined in the Indenture) occur, then the conversion rate will, in certain circumstances, be increased for a specified period of time.

The Notes will be redeemable, in whole or in part (subject to certain limitations described below), at the Company’s option at any time, and from time to time, on or after July 21, 2028 and on or before the 61st scheduled trading day immediately before the maturity date, at a cash redemption price equal to the principal amount of the Notes to be redeemed, plus accrued and unpaid special interest, if any, to, but excluding, the redemption date, but only if the last reported sale price per share of the Company’s common stock exceeds 130% of the conversion price on (i) each of at least 20 trading days, whether or not consecutive, during the 30 consecutive trading days ending on, and including, the trading day immediately before the date the Company sends the related redemption notice; and (ii) the trading day immediately before the date the Company sends such notice. However, the Company may not redeem less than all of the outstanding Notes unless at least $100.0 million aggregate principal amount of Notes are outstanding and not called for redemption as of the time the Company sends the related redemption notice. In addition, calling any Note for redemption will constitute a Make-Whole Fundamental Change with respect to that Note, in which case the conversion rate applicable to the conversion of that Note will be increased in certain circumstances if it is converted after it is called for redemption.

If certain events that constitute a “Fundamental Change” (as defined in the Indenture) occur, then, subject to a limited exception for certain cash mergers as provided in the Indenture, noteholders may require the Company to repurchase their Notes at a cash repurchase price equal to the principal amount of the Notes to be repurchased, plus accrued and unpaid special interest, if any, to, but excluding, the fundamental change repurchase date. The definition in the Indenture of Fundamental Change includes certain business combination transactions involving the Company and certain de-listing events with respect to the Company’s common stock.

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of special interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company's failure to convert a Note in accordance with the Indenture within a specified period of time; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $55,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

If an Event of Default involving bankruptcy, insolvency or reorganization events with respect to the Company (and not solely with respect to a significant subsidiary of the Company) occurs, then the principal amount of, and all accrued and unpaid interest, if any, on all of the Notes then outstanding will immediately become due and payable without any further action or notice by any person. If any other Event of Default occurs and is continuing, then, the Trustee, by notice to the Company, or noteholders of at least 25% of the aggregate principal amount of Notes then outstanding, by notice to the Company and the Trustee, may declare the principal amount of, and all accrued and unpaid interest, if any, on, all of the Notes then outstanding to become due and payable immediately. However, notwithstanding the foregoing, the Company may elect, at its option, that the sole remedy for an Event of Default relating to certain failures by the Company to comply with certain reporting covenants in the Indenture consists exclusively of the right of the noteholders to receive special interest on the Notes for up to 365 days, at a rate per annum equal to 0.25% of the principal amount of the Notes for the first 180 days on which special interest accrues and, thereafter, at a rate per annum equal to 0.50% of the principal amount thereof.

11. Leases

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	August 2,	July 27,
	2025	2024
Operating lease cost	$6,850	$2,430
Short term lease cost	993	155
Variable lease cost	899	423
Sublease income	—	—
Total lease costs, net	$8,742	$3,008

Supplemental lease information was as follows:

	Three Months Ended	Three Months Ended
	August 2,	July 27,
	2025	2024
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$4,780	$2,550
Right-of-use assets obtained in exchange for new lease liabilities	$2,326	$239

Weighted average remaining lease term	80 months	49 months
Weighted average discount rate	6.8%	5.4%

Maturities of operating lease liabilities as of August 2, 2025 were as follows (in thousands):

Fiscal Year
2026	$15,145
2027	23,651
2028	21,609
2029	18,512
2030	14,375
Thereafter	39,369
Total lease payments	$132,661
Less: imputed interest	(28,656)
Total present value of operating lease liabilities	$104,005

12. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	August 2,	July 27,
	2025	2024
Balance as of April 30, 2025 and April 30, 2024, respectively	$(6,514)	$(5,592)
Change in foreign currency translation adjustments	639	538
Balance as of August 2, 2025 and July 27, 2024, respectively	$(5,875)	$(5,054)

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $60,847,000 for the three months ended August 2, 2025. Revenue from customer-funded R&D was approximately $18,559,000 for the three months ended July 27, 2024.

14. Long-Term Incentive Awards

During the three months ended August 2, 2025, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2026 LTIP”). Awards under the Fiscal 2026 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2026, July 2027 and July 2028, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2028. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended August 2, 2025 and July 27, 2024, the Company recorded $809,000 of compensation expense and no compensation expense related to the Fiscal 2026 LTIP, respectively. At August 2, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2026 LTIP is $33,249,000.

During the three months ended July 27, 2024, the Company granted awards under its 2021 Plan to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended August 2, 2025 and July 27, 2024, the Company recorded $3,859,000 and $306,000 and of compensation expense related to the Fiscal 2025 LTIP. At August 2, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $18,288,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended August 2, 2025 and July 27, 2024 the Company recorded $3,008,000 and $1,112,000 of compensation expense related to the Fiscal 2024 LTIP, respectively. At August 2, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $14,942,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. During the three months ended August 2, 2025, the Company issued a total of 61,605 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2023 LTIP. For the three months ended August 2, 2025 and July 27, 2024, the Company recorded no compensation expense and $865,000 of compensation expense related to the Fiscal 2023 LTIP, respectively.

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

15. Income Taxes

For the three months ended August 2, 2025, the Company recorded an income tax benefit of $(15,169,000) yielding an effective tax rate of 18.0%. For the three months ended July 27, 2024, the Company recorded an income tax expense provision of $1,485,000 yielding an effective tax rate of 6.6%. The variance from statutory rates for the three months ended August 2, 2025 was primarily due to the loss before income taxes for the three months ended August 2, 2025. The variance from statutory rates for the three months ended July 27, 2024 was primarily due to foreign-derived intangible income (“FDII”) deductions, federal R&D credits and excess tax benefits from the exercise of stock options and vesting of equity awards.

On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. R&D expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017 and modifies certain international tax provisions, including changes to the Global Intangible Low-Taxed Income (“GILTI”) and the FDII regimes, with effective dates beginning in calendar year 2025 and extending through calendar year 2027. As the OBBBA was enacted during the Company’s fiscal quarter ended August 2, 2025, the Company reflected the impacts of the OBBBA on the condensed consolidated financial statements. The Company is in the process of evaluating the financial statement impact of these provisions to future periods. Each of these changes may result in accelerated tax deductions during the current and future tax years. Cash tax payments for the fiscal year ending April 30, 2026 are expected to be significantly reduced as a result of the accelerated tax deductions. However, the Company's total income tax expense and effective tax rate are not expected to materially change as a result of the new legislation.

16. Share Issuances

In July 2025, the Company entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with certain underwriters (the “Common Stock Underwriters”) agreeing, subject to customary conditions, to issue and sell 3,528,226 shares of the Company’s common stock to the Common Stock Underwriters. In addition, pursuant to the Common Stock Underwriting Agreement, the Company granted the Common Stock Underwriters an option, exercisable within 30 days after entering the Common Stock Underwriting Agreement, to purchase up to an additional 529,234 shares of the Company’s common stock (the “Over-allotment Option”). The issuance of 3,528,226 shares of common stock was completed in July 2025. Subsequently, the Company closed the issuance and sale of 529,234 shares of its common stock pursuant to the underwriters’ full exercise of the Over-allotment Option in July 2025 for a total issuance of 4,057,460 shares, generating gross proceeds to the Company of $1,006,250,000, proceeds of $968,515,000, net of underwriting discount and $966,846,000 net of underwriting discount and other equity issuance costs.

17. Business Acquisitions

BlueHalo Acquisition

On May 1, 2025, the Company closed its acquisition of BlueHalo LLC for merger consideration, net of cash acquired, of $3,484,945,000. Through the acquisition, BlueHalo is incorporated into the Company’s AxS and SCDE segments. The acquisition will help to advance the combined company as a global defense technology leader across air, land, sea, space, and cyber. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

(in thousands)	Amount
Merger consideration transferred	$2,640,365
Settlement of BlueHalo’s transaction expenses	25,214
Settlement of BlueHalo’s debt	863,207
Merger consideration	$3,528,786
Less cash acquired	(43,841)
Fair value of consideration transferred	$3,484,945

The fair value of the Company’s common stock issued is based on 17,425,849 shares issued as consideration, per the terms of the Merger Agreement, and the closing share price of $151.52 on April 30, 2025.

The following table summarizes the preliminary allocation of the fair value of the merger consideration transferred to assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to change as the Company continues to evaluate the fair values of certain assets and liabilities acquired. Open items in the purchase price allocation include the valuation of assets acquired and liabilities assumed including, but not limited to technology, backlog and customer relationships intangibles and fair value adjustment to inventory; property, plant and equipment; leases; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for inventory and legal matters (in thousands):

May 1,
2025
Fair value of assets acquired:
Accounts receivable, net of allowance for credit losses of $420 at May 1, 2025	$80,753
Unbilled receivables and retentions	99,333
Inventories, net	99,642
Income taxes receivable	3,941
Prepaid expenses and other current assets	13,553
Long-term investments	152
Property and equipment	88,295
Operating lease right-of-use assets	70,879
Intangibles	1,128,000
Goodwill	2,282,779
Other assets	1,086
Total identifiable assets	$3,868,413

Fair value of liabilities assumed:
Accounts payable	54,108
Wages and related accruals	40,736
Customer advances	42,700
Current operating lease liabilities	7,409
Other current liabilities	11,333
Non-current operating lease liabilities	64,720
Deferred income taxes	162,462
Total liabilities assumed	383,468
Total identifiable net assets	$3,484,945

Determining the fair value of the intangible assets acquired requires significant judgment, including the amount and timing of expected future cash flows, long-term growth rates and discount rates. The fair value assigned to intangible assets has been estimated based on third-party preliminary valuation studies utilizing income-based methodologies and corroborated with benchmarks of similar transactions in the industry. Use of different estimates and judgments could yield materially different results. All intangible assets acquired in the BlueHalo acquisition are subject to amortization.

The goodwill is attributable to the differences between the estimated fair value of the consideration transferred and the estimated fair value of the assets acquired, and liabilities assumed. For income tax purposes the goodwill and intangibles are not deductible for tax purposes.

The following table summarizes the valuation of the fair value of intangible assets acquired (in thousands):

	Preliminary Fair Value	Estimated Useful Life
		Years
Preliminary fair value of intangible assets acquired:
Backlog	$62,000	1
Customer relationships	670,000	5-7
Developed technology	396,000	4-10
Intangible assets acquired	$1,128,000

BlueHalo Supplemental Pro Forma Information (unaudited)

BlueHalo revenue and loss from operations for the three months ended August 2, 2025 since its acquisition on May 1, 2025 was $235,282,000 and $(49,451,000), respectively. The pro forma results for the first quarter ended August 2, 2025 were prepared as if the acquisition was completed on the first day of the Company's fiscal year May 1, 2024. The pro forma amounts include the historical operating results of the Company and BlueHalo prior to the acquisition. The pro forma results are not necessarily indicative of the Company's results of operations that would have been obtained had the acquisition of BlueHalo been completed for the period presented, or which may be realized in the future (in thousands):

	Three Months Ended
	August 2,	July 27,
	2025	2024
Revenue	$454,675	$378,924
Net loss attributable to AeroVironment, Inc.	$(36,110)	$(88,402)

The Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize an increase in the fair value of inventory acquired during the three months ended August 2, 2025. In addition, for the three months ended August 2, 2025, the amortization expense associated with the Company's one-year intangible backlog has been eliminated within the pro forma adjustments.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the three months ended July 27, 2024, reflecting the additional amortization and depreciation that would have been charged, incremental interest expense associated with the initial financing for the acquisition under the term loan and revolver, and including the results of BlueHalo prior to acquisition.

The Company incurred approximately $43,020,000 of BlueHalo acquisition-related expenses. The Company recognized a nonrecurring pro forma adjustment to the three months ended August 2, 2025 to remove the impact of the transaction costs from the historical balance, while recognizing the $43,020,000 of transaction expenses within the three months ended July 27, 2024 to reflect the costs as if the acquisition was completed during the three months ended July 27, 2024.

The unaudited pro forma combined financial information presented above does not give effect to the July 2025 common stock issuance and Notes issuance, as such proceeds were not used to fund the BlueHalo acquisition. As the Company’s repayment of indebtedness using the proceeds of the common stock issuance and Notes issuance was not directly attributable to the acquisition, the related reduction in interest expense is not reflected in this unaudited pro forma combined financial information.

18. Pension

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

The table below includes the projected benefit obligation and fair value of plan assets as of April 30, 2025. The net fair value of plan assets (in thousands) is recorded in other assets on the unaudited condensed consolidated balance sheet.

April 30,
2025
(In thousands)
Projected benefit obligation	$(3,335)
Fair value of plan assets	3,817
Funded status of the plan	$482

The projected benefit obligation includes assumptions of a discount rate of 3.6% and pension increase for in-payment benefits of 2.5% for both August 2, 2025 and April 30, 2025. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2026. The Company assumed expected return on plan assets of 2.9% for August 2, 2025 and April 30, 2025, respectively.

Expected benefit payments as of April 30, 2025 (in thousands):

2026	$200
2027	208
2028	211
2029	213
2030	215
2031-2035	1,087
Total expected benefit payments	$2,134

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended
	August 2,	July 27,
	2025	2024
Expected return on plan assets	$—	$—
Interest cost	31	28
Actuarial gain	—	—
Net periodic benefit cost	$31	$28

19. Segments

Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the Chief Operating Decision Maker (“CODM”) in deciding how to allocate resources and in assessing performance. The Company’s CODM, who is the Chief Executive Officer, makes operating decisions, assesses performance and makes resource allocation decisions, including the focus of R&D and other significant expenses, leading to decisions related to resource allocations in relation to profit and loss. Accordingly, the Company identifies two reportable segments.

Effective May 1, 2025, the Company reorganized its segments. In connection with the Company’s acquisition of BlueHalo, the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their business units. The Company’s reportable segments are Autonomous Systems and Space, Cyber and Directed Energy.

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments sales to each other are eliminated. Effective May 1, 2025, segment adjusted EBITDA is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance. Segment adjusted EBITDA is defined as segment (loss) income from operations before depreciation and amortization, adjusted for the impact of certain other non-cash items, including amortization of implementation of cloud computing arrangements, stock-based compensation, and acquisition related expenses. Prior period segment information has been revised to align with the new segment measure of profitability.

	Three Months Ended August 2, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$240,744	$72,789
Contract services	44,580	96,563
	285,324	169,352
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	175,047	147,132
Intangible amortization included in cost of sales	21,982	15,397
Sales and marketing	29,256	27,568
General and administrative less intangible amortization	30,486	1,663
Intangible amortization included in SG&A	11,125	31,178
Research and development	29,763	3,351
Add:
Depreciation	7,771	2,801
Amortization	33,107	46,575
Acquisition-related expenses	15,553	8,176
Amortization of cloud computing arrangement implementation	747	9
Other income (expense)	(858)	518
Stock-based compensation	8,775	2,654
Segment adjusted EBITDA	$52,760	$3,796	$56,556

	Three Months Ended July 27, 2024
	AxS	SCDE	Total
Revenue:
Product sales	$159,504	$—
Contract services	29,979	—
	189,483	—
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	104,302	—
Intangible amortization included in cost of sales	3,714	—
Sales and marketing	18,504
General and administrative less intangible amortization	14,231	—
Intangible amortization included in SG&A	1,060	—
Research and development	24,613	—
Add:
Depreciation	4,078	—
Amortization	4,774	—
Acquisition-related expenses	—	—
Amortization of cloud computing arrangement implementation	644	—
Other income (expense)	87	—
Stock-based compensation	4,536	—
Segment adjusted EBITDA	$37,178	$—	$37,178

The following table (in thousands) provides a reconciliation from segment adjusted EBITDA to income before income taxes:

	Three Months Ended	Three Months Ended
	August 2,	July 27,
	2025	2024
Segment adjusted EBITDA	$56,556	$37,178
Depreciation and amortization	(90,254)	(8,852)
Acquisition-related expenses	(23,729)	—
Amortization of cloud computing arrangement implementation	(756)	(644)
Stock-based compensation	(11,429)	(4,536)
Equity securities investments activity, net	2,701	(321)
Interest expense	(17,415)	(239)
(Loss) income before income taxes	$(84,326)	$22,586

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	AxS	SCDE	Corporate	Total
As of August 2, 2025	$2,219,426	$2,360,843	$1,043,768	$5,624,037
As of April 30, 2025	$872,530	$—	$248,037	$1,120,567

Capital expenditures are summarized in the table below (in thousands):

	AxS	SCDE	Corporate	Total
Three Months Ended August 2, 2025	$15,178	$16,437	$453	$32,068
Three Months Ended July 27, 2024	$4,573	$—	$857	$5,430

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025.

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

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three months ended August 2, 2025 and July 27, 2024, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

For the three months ended August 2, 2025 and July 27, 2024, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	August 2,	July 27,
	2025	2024

Gross favorable adjustments	$2,316	$812
Gross unfavorable adjustments	(6,459)	(285)
Net (unfavorable) favorable adjustments	$(4,143)	$527

For the three months ended August 2, 2025, favorable cumulative catch-up adjustments of $2.3 million were primarily due to cost adjustments on 13 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $6.5 million were primarily related to higher than expected costs on 13 contracts, which individually were not material.

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

As part of our annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the Unmanned Ground Vehicles (“UGV”) reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a goodwill impairment charge of $18.4 million during the three months ended April 30, 2025 in the UGV reporting unit. We determined that it was more likely than not that the fair value of our other reporting units were more than their carrying values as of the annual goodwill impairment test date. As such, during the most recent annual impairment test during the fourth quarter of fiscal year 2025, the estimated fair value of all reporting units, other than UGV, substantially exceeded their carrying value. As of August 2, 2025, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test, including taking into account the reporting units identified from the BlueHalo acquisition on May 1, 2025.

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

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2026 fiscal year ends on April 30, 2026 and our fiscal quarters end on August 2, 2025, November 1, 2025 and January 31, 2026, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended August 2, 2025 Compared to Three Months Ended July 27, 2024

	Three Months Ended
	August 2,	July 27,
	2025	2024

Revenue	$454,676	$189,483
Cost of sales	359,558	108,016
Gross margin	95,118	81,467
Selling, general and administrative	131,276	33,795
Research and development	33,114	24,613
(Loss) income from operations	(69,272)	23,059
Other (loss) income:
Interest expense, net	(17,415)	(239)
Other income (expense), net	2,361	(234)
(Loss) income before income taxes	(84,326)	22,586
(Benefit from) provision for income taxes	(15,169)	1,485
Equity method investment income, net of tax	1,787	65
Net (loss) income	$(67,370)	$21,166

	Three Months Ended August 2, 2025
	AxS	SCDE	Total
Revenue	$285,324	$169,352	$454,676

Segment adjusted EBITDA	$52,760	$3,796	$56,556

	Three Months Ended July 27, 2024
	AxS	SCDE	Total
Revenue	$189,483	$—	$189,483

Segment adjusted EBITDA	$37,178	$—	$37,178

Revenue. Revenue for the three months ended August 2, 2025 was $454.7 million, as compared to $189.5 million for the three months ended July 27, 2024, representing an increase of $265.2 million, or 140%. The increase in revenue was due to an increase in product revenue of $154.0 million and an increase in service revenue of $111.2 million. The increase in product revenue was primarily due to the $123.7 million of product revenue resulting from our acquisition of BlueHalo in May 2025. Legacy AV product revenue included in the AxS segment increased by $30.3 million driven by an increase in LMS products due to increased global demand for our Switchblade products associated with the current global conflicts as well as U.S. D.o.D. resupply, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $111.5 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment remained consistent as training and repairs service revenue decreased $2.0 million driven by the decrease in SUAS product sales, partially offset by an increase of $1.8 million in customer funded R&D and engineering services driven by an increase in contractor-owned, contractor-operated (“COCO”) demand. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

Cost of Sales. Cost of sales for the three months ended August 2, 2025 was $359.6 million, as compared to $108.0 million for the three months ended July 27, 2024, representing an increase of $251.6 million, or 233%. The increase in cost of sales was a result of an increase in product cost of sales of $145.2 million and an increase in service costs of sales of $106.4 million. The increase in product costs of sales was primarily due to an increase of approximately $83 million associated with the recently acquired BlueHalo product lines and an increase of approximately $29 million intangible amortization related to the BlueHalo acquisition. For legacy AV business, product cost of sales increased $33.1 million. The increase in legacy product costs of sales was primarily due to an increase of approximately $17 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production and approximately $16 million due to the increase in sales volume. The increase in service cost of sales was primarily due to an increase of approximately $100 million associated with the BlueHalo acquisition and an increase of approximately $5 million intangible amortization related to the BlueHalo acquisition. Cost of sales for the three months ended August 2, 2025 included $37.4 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $3.7 million for the three months ended July 27, 2024. As a percentage of revenue, cost of sales increased from 57% to 79% primarily due to increased amortization and other non-cash purchase accounting expenses and an increase in the proportion of service revenue resulting from the effect of the BlueHalo acquisition, resulting in gross margin decreasing from 43% to 21%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended August 2, 2025 was $131.3 million, or 29% of revenue, as compared to SG&A expense of $33.8 million, or 18% of revenue, for the three months ended July 27, 2024. The increase in SG&A expense was primarily due to an increase of $41.2 million of intangible amortization expense related to the BlueHalo acquisition, an increase of $23.7 million of acquisition related expenses related to the BlueHalo acquisition and an increase of $14.7 million of employee related expenses related to the increase in headcount.

Research and Development. R&D expense for the three months ended August 2, 2025 was $33.1 million, or 7% of revenue, as compared to R&D expense of $24.6 million, or 13% of revenue, for the three months ended July 27, 2024. The increase was primarily related to the BlueHalo acquisition. R&D expense is expected to continue to be 7% to 8% of revenue.

Interest Expense, net. Interest expense, net for the three months ended August 2, 2025 was $17.4 million compared to interest expense, net of $0.2 million for the three months ended July 27, 2024. The increase was driven by the interest expense related to the Term Loan and Revolver Facility obtained on May 1, 2025 in conjunction with the BlueHalo acquisition and the unamortized debt issuance costs allocated to the Term Loan Facility of $6.7 million, which were expensed upon repayment of the Term Loan Facility in July using the proceeds from the Notes and common stock issuances in July 2025.

Other Income, net. Other income, net, for the three months ended August 2, 2025 was $2.4 million as compared to other expense, net of $0.2 million for the three months ended July 27, 2024. The increase was driven by unrealized gains in equity security investments.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was 18.0% for the three months ended August 2, 2025, as compared to 6.6% for the three months ended July 27, 2024. The increase in our effective income tax rate was primarily due to an increase in federal R&D tax credits, a decrease in FDII deductions, partially offset by an increase non-deductible acquisition related expenses combined with the net loss before income taxes for the quarter. The effective income tax rate for the three months ended August 2, 2025 was primarily impacted by expected federal R&D tax credits, excess tax benefits from equity awards, and non-deductible acquisition related expenses.

Equity Method Investment Income, net of Tax. Equity method investment income, net of tax for the three months ended August 2, 2025 was $1.8 as compared $0.1 million for the three months ended July 27, 2024.

Autonomous Systems

	Three Months Ended
	August 2,	July 27,
	2025	2024
Revenue	$285,324	$189,483

Segment adjusted EBITDA	$52,760	$37,178

Revenue. AxS revenue for the three months ended August 2, 2025 was $285.3 million, as compared to $189.5 million for the three months ended July 27, 2024, representing an increase of $95.8 million, or 51%. The increase in revenue was due to an increase in product and service revenues of $81.2 million and $14.6 million, respectively. The increase in product revenue was primarily due to the $50.9 million of product revenue resulting from our acquisition of BlueHalo. Legacy AV product revenue included in the AxS segment increased by $30.3 million driven by an increase in LMS products due to increased global demand for our Switchblade products associated with the current global conflicts as well as U.S. D.o.D. resupply, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $10.6 million of service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment remained consistent as training and repairs service revenue decreased $2.0 million driven by the decrease in SUAS product sales, partially offset by an increase of $1.8 million in customer funded R&D and engineering services driven by an increase in COCO demand.

AxS Segment adjusted EBITDA. AxS segment adjusted EBITDA for the three months August 2, 2025 was $52.8 million, as compared to $37.1 million for the three months ended July 27, 2024, representing an increase of $16.0 million, or 42%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $95.8 million. The increase in AxS segment adjusted EBITDA was partially offset by an increase in adjusted cost of sales of $68.6 million, adjusted SG&A of $5.3 million primarily due employee related costs driven by the increased headcount, and R&D of $5.2 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $37 million associated with the recently acquired BlueHalo product lines, an increase of approximately $16 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production and approximately $16 million due to the increase in sales volume.

Space, Cyber and Directed Energy

	Three Months Ended
	August 2,	July 27,
	2025	2024
Revenue	$169,352	$—

Segment adjusted EBITDA	$3,796	$—

Revenue. SCDE revenue for the three months ended August 2, 2025 was $169.4 million, as compared to $0 for the three months ended July 27, 2024. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in revenue is a result of the acquisition.

SCDE Segment adjusted EBITDA. SCDE segment adjusted EBITDA for the three months August 2, 2025 was $3.8 million, as compared to $0 for the three months ended July 27, 2024, representing an increase of $3.8 million, or 100%. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in segment adjusted EBITDA is a result of the acquisition.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of August 2, 2025, our funded backlog was approximately $1,066.4 million, as compared to $726.6 million as of April 30, 2025.

In addition to our funded backlog, we also had unfunded backlog of $3,092.1 million as of August 2, 2025. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under cost reimbursable and FFP contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all.

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

Liquidity and Capital Resources

On October 4, 2024, we amended the Credit Agreement to increase the Revolving Facility to $200 million, and the Term Loan Facility was repaid in full and removed from the Credit Agreement. Borrowings under the Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. In February 2025, we borrowed $15.0 million under the Revolving Facility. In May 2025, in connection with the consummation of the BlueHalo Acquisition, the Company entered into a Fourth Amendment to Credit Agreement with BofA NA, the administrative agent and the swingline lender, JPM, U.S. Bank, Citibank, BMO, Citizens and RBC. The Amended Credit Agreement provides for an aggregate $700.0 million term loan and an aggregate $350.0 million revolving credit facility. Upon effectiveness of the Amended Credit Agreement, we drew $225.0 million from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility. The proceeds from the Term Loan Facility and the Revolving Facility were used to repay certain outstanding indebtedness of BlueHalo and to pay for certain related transaction costs. In June 2025, we drew an additional $10.0 million under the Revolving Facility.

In July 2025, we issued 4,057,460 shares of common stock at a public offering price of $248.00 per share (the “Common Stock Offering”) and issued $747,500,000 aggregate principal amount of 0% convertible senior notes due 2030 (the “Notes Offering”). The aggregate net proceeds from the Common Stock Offering and the Notes Offering, after deducting underwriting discounts and debt and equity issuance costs, was approximately $1.70 billion. The Company used approximately $965.3 million of the net proceeds from the Common Stock Offering and the Notes Offering to repay indebtedness under the Term Loan Facility and outstanding borrowings under the Revolving Credit Facility, and the remainder is expected to be used for general corporate purposes, including to increase manufacturing capacity.

Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $11.9 million as of August 2, 2025. As of August 2, 2025, approximately $338.1 million was available under the Revolving Facility. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($8.1 million) available for issuing letters of credit of which €2.3 million ($2.7 million) was outstanding as of August 2, 2025.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities including those provided by our acquisition. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements, and future obligations related to the acquisition during the next twelve months. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

Our primary recurring liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services, and possible acquisitions of entities or strategic assets. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in the Amended Credit Facility Agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

Our working capital requirements vary by contract type. On Cost Plus and T&M contracts, we typically bill our incurred costs and fees monthly as work progresses, and therefore working capital investment is minimal. On FFP contracts, we typically are paid as we deliver products, and working capital is needed to fund labor and expenses incurred during the lead time from contract award until contract deliveries begin. Certain contract have negotiated progress payments, which facilitates billing and collection as work is completed.

Due to the OBBBA, which allows R&D expenditures to be deducted, we expect our cash taxes paid for U.S. federal income taxes to be significantly reduced for the fiscal year ending April 30, 2026.

Cash Flows

The following table provides our cash flow data for the three months ended August 2, 2025 and July 27, 2024 (in thousands):

	Three Months Ended
	August 2,	July 27,
	2025	2024

	(Unaudited)
Net cash (used in) provided by operating activities	$(123,726)	$28,351
Net cash used in investing activities	$(876,648)	$(6,613)
Net cash provided by (used in) financing activities	$1,645,443	$(13,954)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the three months ended August 2, 2025 increased by $152.1 million to ($123.7) million, as compared to net cash provided by operating activities of $28.4 million for the three months ended July 27, 2024. The increase in net cash used in operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $157.8 million, largely related to increases in accounts receivable, unbilled receivables and retentions and decreases in accounts payable due to year over year timing differences as well as increases in inventory to meet demand. The increase in cash used in operating activities was also driven by a decrease in net income of $88.5 million, partially offset by an increase in depreciation and amortization of $94.2 million, largely due to the intangibles and acquired property and equipment from the BlueHalo acquisition.

Cash Used in Investing Activities. Net cash used in investing activities increased by $870.0 million to $876.6 million for the three months ended August 2, 2025, as compared to $6.6 million for the three months ended July 27, 2024. The increase in net cash used in investing activities was primarily due to the cash consideration for the acquisition of BlueHalo, net of cash acquired of $844.6 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $1,659.4 million to $1,645.4 million for the three months ended August 2, 2025, as compared to net cash used in financing activities of $(14.0) million for the three months ended July 27, 2024. The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common shares of $968.5 million, net of underwriter costs and proceeds from the issuance of Notes of $726.9 million, net of underwriter costs. Part of the proceeds were used to repay the outstanding balances of the Term Loan Facility and Revolving Facility drawn in conjunction with the acquisition of BlueHalo.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. For a discussion of market risks at April 30, 2025, refer to Item 7A in our 2025 annual report on Form 10-K. During the three months ended August 2, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2025, except as discussed below.

Interest Rate Risk

In July 2025, we issued $747.5 million of Notes. The Notes have a zero percent coupon rate. We used the proceeds from the Notes Offering as well as the Common Stock Offering to repay indebtedness under our Term Loan Facility and outstanding borrowings under the Revolving Facility. The Revolving Facility has no current outstanding balance.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of August 2, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 2, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level. As part of the ongoing integration of BlueHalo, we are in process of incorporating the disclosure controls and procedures of BlueHalo. Management’s evaluation of our disclosure controls and procedures as of August 2, 2025 excludes an evaluation of BlueHalo’s disclosure controls and procedures that are subsumed by its internal control over financial reporting of BlueHalo.

Acquisition of BlueHalo

On May 1, 2025, we completed the acquisition of Blue Halo, a U.S. non-public reporting company. Prior to the acquisition, in connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2024, BlueHalo identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. First, BlueHalo did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, BlueHalo did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. Second, BlueHalo did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions. Third, BlueHalo did not design and maintain effective monitoring activities of the design and operation of controls on a timely basis, taking necessary corrective action to ensure that controls continue to operate effectively and are modified for changes in conditions as appropriate.

As of the date of this report, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the deficiencies and enhance the internal control environment. The remediation plan includes, but is not limited to:

●	Reviewing and restricting administrator level access to financial systems, ensuring that elevated privileges are limited to authorized personnel with a documented business need;
●	Implementing periodic user access reviews to confirm that access rights remain appropriate and promptly removing access for terminated or transferred employees;
●	Implementing a process to utilize the ticketing system to document, approve, and track changes, configuration updates and data modifications;
●	Implementing management review of audit logs of select data such as vendor master changes, user roles and rates;
●	Implementing a process to utilize the Okta and Single Sign On (SSO) to centralize authentication, strengthen password and multi factor authentication controls, and improve monitoring of user activity;
●	Enhancing segregation of duties review within key business cycles to ensure that no single individual has control over all aspects of a financial transaction;
●	Providing targeted training to personnel on internal control requirements, documentation standards, and change management protocols;
●	Evaluating employee’s skill set and actively recruiting experienced personnel with knowledge of internal control and accounting;
●	Evaluating systems to integrate with our enterprise-wide monitoring tools, enabling real-time alerts for unauthorized access or unusual activity.

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

Changes in Internal Control over Financial Reporting

On May 1, 2025, we acquired BlueHalo and, as a result, we have begun integrating certain processes, systems and controls relating to BlueHalo into our existing system of disclosure controls and procedures in accordance with our integration plans. We do not believe these represent a material change. There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended August 2, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On June 11, 2025, the parties reached an agreement in principle to settle all claims in the class action complaint and PAGA complaint pursuant to a mediator’s proposal made on such a date by the mediator from the May 8, 2025 class action mediation session. A court must approve the terms of the settlement before we will pay any amounts pursuant to the settlement. The parties are currently working on a written settlement agreement to present to the court for approval. The estimated settlement was accrued in our consolidated statements of income(loss) for the year ended April 30, 2025.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2025. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

The indebtedness represented by our Notes could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of August 2, 2025, we had total indebtedness of approximately $725 million consisting of aggregate principal of our Notes. We may incur additional indebtedness to meet future financing needs. We may incur additional indebtedness to meet future financing needs. The indebtedness represented by our Notes and obligations under the Indenture pursuant to which the Notes were issued could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

●	increasing our vulnerability to adverse economic and industry conditions;
●	limiting our ability to obtain additional financing;
●	requiring the dedication of a substantial portion of our cash flow from operations to service our indebtedness, which will reduce the amount of cash available for other purposes;
●	limiting our flexibility to plan for, or react to, changes in our business;
●	diluting the interests of our existing stockholders as a result of issuing shares of our common stock upon conversion of the Notes; and
●	placing us at a possible competitive disadvantage with competitors that are less leveraged than us or have better access to capital.

Our business may not generate sufficient funds, and we may otherwise be unable to maintain sufficient cash reserves, to pay amounts due under our indebtedness, including the Notes, and our cash needs may increase in the future. In addition, the Indenture contains, and any future indebtedness that we may incur may contain, financial and other restrictive covenants that limit our ability to operate our business, raise capital or make payments under our other indebtedness. If we fail to comply with these covenants or to make payments under our indebtedness when due, then we would be in default under that indebtedness, which could, in turn, result in that and our other indebtedness becoming immediately payable in full.

The issuance or sale of shares of our common stock, or rights to acquire shares of our common stock, could depress the trading price of our common stock and the Notes.

We may conduct future offerings of common stock, preferred stock or other securities that are convertible into, or exercisable or exchangeable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have shares reserved and available for issuance pursuant to our 2023 Employee Stock Purchase Plan and our 2021 Equity Incentive Plan and issued 17,425,849 shares of common stock as consideration for the BlueHalo acquisition, substantially all of which are subject to a lock-up but will be eligible for resale upon expiration of the applicable lock-up period.

The Indenture for the Notes does not restrict our ability to issue additional equity securities in the future. If we issue additional shares of our common stock or rights to acquire shares of our common stock, if any of our existing stockholders sell a substantial amount of our common stock, or if the market perceives that such issuances or sales may occur, then the trading price of our common stock and, accordingly, the Notes may significantly decline. In addition, any issuance of additional shares of common stock will dilute the ownership interests of our existing common stockholders, including Noteholders who have received shares of our common stock upon conversion of their Notes.

The conversion of Notes could impair our financial position and liquidity.

Because we must settle at least a portion of our conversion obligation in cash, the conversion of Notes could materially and adversely affect our financial position and liquidity. Before April 15, 2030, Noteholders will have the right to convert their Notes only upon the occurrence of certain events. From and after April 15, 2030, Noteholders may convert their Notes at any time at their election until the close of business on the second scheduled trading day immediately before the maturity date. However, many of the conditions that permit the conversion of Notes before April 15, 2030 are beyond our control. We could be required to expend a significant amount of cash to settle conversions, which could significantly harm our financial position and liquidity.

A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, delays in contract awards or in the release of approved funds may significantly and adversely affect our future revenue.

Because we generate a significant portion of our total sales from the U.S. government and its agencies and from foreign governments, our results of operations could be adversely affected by government spending caps, delays in the government budget process, program starts, the award of contracts or orders under existing contracts, or delays in release of funds by the federal government. Delays in the definitization of a contract could result in delayed funding, billing and payment. Our business may be adversely impacted due to shifts in the political environment and resulting changes in the government and agency leadership positions and priorities for funding. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline, or that such funding will be accessible consistent with previously realized timelines due to federal budgetary review activities and potential freezes on or cancellation of various governmental programs from time to time. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities, our ability to provide services to the U.S. government resulting in lost or delayed revenue under our services contracts (the volume of which materially increased with our BlueHalo acquisition), and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plan

On July 11, 2025, Kevin McDonnell, our Executive Vice President and Chief Financial Officer, adopted a trading arrangement (the “McDonnell Rule 10b5-1 Trading Plan”) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The McDonnell Rule 10b5-1 Trading Plan, which has a term of approximately 8 months, provides for the sale of shares of Common Stock issuable under the terms of certain restricted stock awards granted to Mr. McDonnell by the Company. The aggregate number of shares of Common Stock that will be subject to sale pursuant to the terms of the McDonnell Rule 10b5-1 Trading Plan, is 4,296 shares.

Other than with respect to the McDonnell Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended August 2, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of AeroVironment, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

3.2

Fifth Amended and Restated Bylaws of AeroVironment, Inc., amended as of October 1, 2024. (incorporated by reference herein to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

4.1

Indenture, dated as of July 3, 2025, between AeroVironment, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025)

4.2

First Supplemental Indenture, dated as of July 3, 2025, between AeroVironment, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025)

10.1

Fourth Amendment to Credit Agreement, Amendment to Security and Pledge Agreement, and Joinder Agreement, dated May 1, 2025, by and among AeroVironment, Inc., certain lenders, letter of credit issuers, Bank of America, N.A., as the administrative agent and the swingline lender, and Bank of America, N.A., JPMorgan Chase Bank, N.A., U.S. Bank National Association and Citibank, N.A, as co-syndication agents for the Term A facility (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on May 1, 2025)

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

*     Filed herewith.

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

Date: September 9, 2025		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)