Form 10-Q
period 2025-11-01
AeroVironment Inc
filed 2025-12-10
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended November 1, 2025

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 3, 2025, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 49,925,878.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of November 1, 2025 (Unaudited) and April 30, 2025	3
	Condensed Consolidated Statements of Operations for the three and six months ended November 1, 2025 (Unaudited) and October 26, 2024 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and six months ended November 1, 2025 (Unaudited) and October 26, 2024 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and six months ended November 1, 2025 (Unaudited) and October 26, 2024 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the six months ended November 1, 2025 (Unaudited) and October 26, 2024 (Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41
Item 4.	Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	43
Item 1A.	Risk Factors	44
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46
Item 3.	Defaults Upon Senior Securities	46
Item 4.	Mine Safety Disclosures	46
Item 5.	Other Information	46
Item 6.	Exhibits	47
Signatures		48

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	November 1,	April 30,
	2025	2025
Assets
Current assets:
Cash and cash equivalents	$359,434	$40,862
Short-term investments	229,046	—
Accounts receivable, net of allowance for credit losses of $2,601 at November 1, 2025 and $203 at April 30, 2025	232,342	101,967
Unbilled receivables and retentions	513,486	290,009
Inventories, net	259,213	144,090
Income taxes receivable	26,446	622
Prepaid expenses and other current assets	46,490	28,966
Total current assets	1,666,457	606,516
Long-term investments	80,970	31,627
Property and equipment, net	155,383	50,704
Operating lease right-of-use assets	94,291	31,879
Deferred income taxes	—	61,460
Intangibles, net	971,787	48,711
Goodwill	2,623,669	256,781
Other assets	45,909	32,889
Total assets	$5,638,466	$1,120,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$119,531	$72,462
Wages and related accruals	79,294	44,253
Customer advances	71,167	15,952
Current operating lease liabilities	14,829	10,479
Income taxes payable	215	356
Other current liabilities	42,991	28,659
Total current liabilities	328,027	172,161
Long-term debt	726,793	30,000
Non-current operating lease liabilities	84,313	23,812
Other non-current liabilities	2,003	2,026
Liability for uncertain tax positions	6,061	6,061
Deferred income taxes	73,188	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at November 1, 2025 and April 30,2025	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—49,927,306 shares at November 1, 2025 and 28,267,517 shares at April 30, 2025	6	4
Additional paid-in capital	4,234,464	618,711
Accumulated other comprehensive loss	(6,222)	(6,514)
Retained earnings	189,833	274,306
Total stockholders’ equity	4,418,081	886,507
Total liabilities and stockholders’ equity	$5,638,466	$1,120,567

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024
Revenue:
Product sales	$325,037	$151,231	$638,570	$310,735
Contract services	147,471	$37,227	288,614	67,206
	472,508	188,458	927,184	377,941
Cost of sales:
Product sales	241,397	87,052	472,084	172,571
Contract services	127,006	27,768	255,877	50,265
	368,403	114,820	727,961	222,836
Gross margin:
Product sales	83,640	64,179	166,486	138,164
Contract services	20,465	9,459	32,737	16,941
	104,105	73,638	199,223	155,105
Selling, general and administrative	98,336	37,916	229,612	71,711
Research and development	35,993	28,716	69,107	53,329
(Loss) income from operations	(30,224)	7,006	(99,496)	30,065
Other income (loss):
Interest income (expense), net	4,669	(690)	(12,746)	(929)
Other income (expense), net	4,951	16	7,312	(218)
(Loss) income before income taxes	(20,604)	6,332	(104,930)	28,918
(Benefit from) provision for income taxes	(2,305)	(221)	(17,474)	1,264
Equity method investment income, net of tax	1,196	990	2,983	1,055
Net (loss) income	(17,103)	7,543	$(84,473)	$28,709
Net (loss) income per share
Basic	$(0.34)	$0.27	$(1.75)	$1.03
Diluted	$(0.34)	$0.27	$(1.75)	$1.02
Weighted-average shares outstanding:
Basic	49,723,280	28,009,963	48,279,447	27,985,425
Diluted	49,723,280	28,145,590	48,279,447	28,139,942

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024
Net (loss) income	$(17,103)	$7,543	$(84,473)	$28,709
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of deferred tax expense of $0 for the three and six months ended November 1, 2025 and October 26, 2024, respectively	(184)	—	(184)	—
Change in foreign currency translation adjustments	(163)	(172)	476	364
Total comprehensive (loss) income	$(17,450)	$7,371	$(84,181)	$29,073

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended November 1, 2025 and October 26, 2024 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at August 2, 2025	49,932,300	$6	$4,226,012	$206,936	$(5,875)	$4,427,079
Net loss	—	—	—	(17,103)	—	(17,103)
Unrealized loss on investments	—	—	—	—	(184)	(184)
Foreign currency translation	—	—	—	—	(163)	(163)
Restricted stock awards	2,457	—	—	—	—	—
Restricted stock awards forfeited	(7,147)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(304)	—	(114)	—	—	(114)
Stock based compensation	—	—	8,566	—	—	8,566
Balance at November 1, 2025	49,927,306	$6	$4,234,464	$189,833	$(6,222)	$4,418,081

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at July 27, 2024	28,206,480	$4	$598,735	$251,853	$(5,054)	$845,538
Net income	—	—	—	7,543	—	7,543
Foreign currency translation	—	—	—	—	(174)	(174)
Restricted stock awards	2,261	—	—	—	—	—
Restricted stock awards forfeited	(2,969)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(535)	—	(112)	—	—	(112)
Stock based compensation	—	—	5,602	—	—	5,602
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the six months ended November 1, 2025 and October 26, 2024 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507
Net loss	—	—	—	(84,473)	—	(84,473)
Unrealized loss on investments	—	—	—	—	(184)	(184)
Foreign currency translation	—	—	—	—	476	476
Employee stock purchase plan contributions	18,555	—	2,467	—	—	2,467
Restricted stock awards	175,482	—	—	—	—	—
Restricted stock awards forfeited	(9,737)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(7,820)	—	(10,900)	—	—	(10,900)
Issuance of common stock for business acquisition, net of issuance costs	17,425,849	2	2,637,345	—	—	2,637,347
Shares issued, net of issuance costs	4,057,460	—	966,846	—	—	966,846
Stock based compensation	—	—	19,995	—	—	19,995
Balance at November 1, 2025	49,927,306	$6	$4,234,464	$189,833	$(6,222)	$4,418,081

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	28,709	—	28,709
Foreign currency translation	—	—	—	—	364	364
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	71,783	—	—	—	—	—
Restricted stock awards forfeited	(5,163)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,985)	—	(4,064)	—	—	(4,064)
Stock based compensation	—	—	10,137	—	—	10,137
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited)

(In thousands)

	Six Months Ended
	November 1,	October 26,
	2025	2024
Operating activities
Net (loss) income	$(84,473)	$28,709
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Depreciation and amortization	148,327	17,854
Gain from equity method investments	(2,983)	(1,055)
Amortization of debt issuance costs	9,054	1,047
Provision for credit losses	1,978	(67)
Reserve for inventory excess and obsolescence	2,679	2,032
Other non-cash expense, net	2,089	1,194
Non-cash lease expense	12,655	4,980
Loss on foreign currency transactions	215	32
Unrealized (gain) loss on available-for-sale equity securities, net	(8,858)	267
Stock-based compensation	19,995	10,137
Loss on disposal of property and equipment	594	201
Amortization of debt securities	(201)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(51,519)	(3,500)
Unbilled receivables and retentions	(124,147)	(4,684)
Inventories	(49,360)	7,485
Income taxes receivable	(22,230)	(9,636)
Prepaid expenses and other assets	(12,747)	(2,247)
Accounts payable	(7,772)	(7,624)
Other liabilities	(2,106)	(20,416)
Net cash (used in) provided by operating activities	(168,810)	24,709
Investing activities
Acquisition of property and equipment	(33,537)	(10,447)
Contributions in equity method investments	(2,123)	(1,183)
Purchase of available-for-sale investments	(264,215)	—
Acquisition of capitalized software to be sold	(13,266)	—
Business acquisitions, net of cash acquired	(844,580)	—
Net cash used in investing activities	(1,157,721)	(11,630)
Financing activities
Principal payments of term loan	(700,000)	(28,000)
Proceeds from long-term debt	693,202	15,000
Principal payments of revolver	(265,000)	—
Proceeds from revolver, net of creditor costs	233,939	—
Proceeds from shares issued, net of underwriter costs	968,515	—
Proceeds from convertible debt, net of underwriter costs	726,944	—
Payment of debt issuance costs	(2,445)	(900)
Payment of equity issuance costs	(1,388)	—
Tax withholding payment related to net settlement of equity awards	(10,900)	(4,064)
Employee stock purchase plan contributions	2,467	—
Exercise of stock options	—	506
Other	(9)	(13)
Net cash provided by (used in) financing activities	1,645,325	(17,471)
Effects of currency translation on cash and cash equivalents	(222)	51
Net increase (decrease) in cash and cash equivalents	318,572	(4,341)
Cash and cash equivalents at beginning of period	40,862	73,301
Cash and cash equivalents at end of period	$359,434	$68,960
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$3,192	$14,444
Interest	$12,216	$777
Non-cash activities
Issuance of common stock for business acquisition	$2,640,365	$—
Unrealized loss on available-for-sale investments, net of deferred tax expense of $0 for the three and six months ended November 1, 2025 and October 26, 2024, respectively	$(184)	—
Change in foreign currency translation adjustments	$476	$364
Acquisitions of property and equipment included in accounts payable	$5,625	$964

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

Autonomous Systems (“AxS”)— The AxS segment focuses on the design, development, production, delivery, and support of intelligent, multi-domain robotic systems, including uncrewed aircraft systems (“UAS”), uncrewed underwater vehicles and ground robot systems. The segment includes the Company’s former Uncrewed Systems, Loitering Munitions Systems, and MacCready Works segments as well as Radio Frequency (“RF”) and Kinetic Counter-UAS (“C-UAS”), Electronic Warfare Systems (“EW”) and Unmanned Maritime products and services from the BlueHalo acquisition. It primarily serves organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies, and international allied governments. This segment encompasses the Company’s core autonomous platforms, such as drones and robotic systems, tailored for mission-critical applications across air, land and sea domains.

Space, Cyber, and Directed Energy (“SCDE”)— The SCDE segment focuses on advanced technologies in the space domain providing space-based and ground-based platforms, cyber capabilities, and directed energy systems. This segment positions the Company in high-growth areas of next-generation defense technology, addressing emerging threats and mission requirements in space, cyber warfare, and directed energy applications (e.g., high-energy lasers). It also primarily serves organizations within or supplying the U.S. DoD, other federal agencies, and international allied governments.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and six months ended November 1, 2025 are not necessarily indicative of the results for the full year ending April 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2025, included in the Company’s Annual Report on Form 10-K.

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

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three and six months ended November 1, 2025.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s revenue disclosure of revenue by segment and the segment disclosures for prior periods have been recast to conform to the new segments and new measure of segment profitability.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of its customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee, cost plus award fee, and cost plus incentive fee (collectively “Cost Plus”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations

On November 1, 2025, the Company had approximately $1,092,479,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 68% of the remaining performance obligations as revenue in fiscal 2026 and the remaining 32% in fiscal 2027 or beyond.

Revenue by Category

The following tables present the Company’s revenue disaggregated by segment, contract type, customer category and geographic location (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
Revenue by segment	2025	2024	2025	2024
AxS	$301,573	$188,458	$586,898	$377,941
SCDE	170,935	—	340,286	—
Total revenue	$472,508	$188,458	$927,184	$377,941

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
Revenue by contract type	2025	2024	2025	2024
FFP	$301,508	$168,752	$600,485	$340,620
Cost Plus	131,350	18,810	250,278	35,041
T&M	39,650	896	76,421	2,280
Total revenue	$472,508	$188,458	$927,184	$377,941

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

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
Revenue by customer category	2025	2024	2025	2024
U.S. government	$397,586	$140,715	$792,906	$289,315
Non-U.S. government	74,922	47,743	134,278	88,626
Total revenue	$472,508	$188,458	$927,184	$377,941

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
Revenue by geographic location	2025	2024	2025	2024
Domestic	$360,703	$86,958	$707,738	$153,956
International	111,805	101,500	219,446	223,985
Total revenue	$472,508	$188,458	$927,184	$377,941

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
Revenue percentage by recognition method	2025	2024	2025	2024
Over time	73%	58%	74%	50%
Point in time	27%	42%	26%	50%
Total revenue	100%	100%	100%	100%

Contract Balances

Changes in the contract asset and liability balances during the three and six month periods ended November 1, 2025 were not materially impacted by factors other than billings, cash collections, and timing of revenue recognition. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and six month periods ended November 1, 2025 that was included in customer advances balances as of April 30, 2025 was $305,000 and $11,663,000, respectively. Revenue recognized for the three and six month periods ended October 26, 2024 that was included in customer advances balances as of April 30, 2024 was $2,475,000 and $7,961,000, respectively.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at estimated full year rates unless collectability is not reasonably assured. At November 1, 2025 and April 30, 2025, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Net (loss) income	$(17,103)	$7,543	$(84,473)	$28,709
Denominator for basic (loss) earnings per share:
Weighted average common shares	49,723,280	28,009,963	48,279,447	27,985,425
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	135,627	—	154,517
Denominator for diluted (loss) earnings per share	49,723,280	28,145,590	48,279,447	28,139,942

Due to the net loss for the three and six months ended November 1, 2025, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 318,440 and 336,009 for the three and six months ended November 1, 2025, respectively. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 83 and 180 for the three and six months ended October 26, 2024, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure in the notes to financial statements of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company is evaluating the potential impact of this adoption on its consolidated financial statements.

2. Investments

Investments consist of the following (in thousands):

	November 1,	April 30,
	2025	2025
Short-term investments:
Available-for-sale securities:
U.S. government securities	160,928	—
Corporate securities	68,118	—
Total short-term investments	229,046	—
Long-term investments:
Available-for-sale securities:
U.S. government securities	35,228	—
Equity securities and warrants	10,055	1,204
Total long-term available-for-sale securities investments	45,283	1,204
Equity method investments
Investments in limited partnership funds	35,687	30,423
Total equity method investments	35,687	30,423
Total long-term investments	$80,970	$31,627

Available-For-Sale Securities

As of November 1, 2025, the balance of available-for-sale securities consisted of U.S. government securities and high-grade corporate bonds. Interest earned from these investments is recorded in interest income (expense), net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest income (expense), net. As of April 30, 2025, the company held no available-for-sale securities.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of November 1, 2025 (in thousands):

	November 1, 2025
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate securities	$68,185	$—	$(67)	$68,118
U.S. government securities	196,232	5	(81)	196,156
Total available-for-sale securities	$264,417	$5	$(148)	$264,274

Equity Securities

Equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other income (expense), net. Unrealized gain (loss) recorded (in thousands):

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 1, 2025	October 26, 2024	November 1, 2025	October 26, 2024
Net gain (loss) recognized during the period on equity securities	$6,150	$54	$8,851	$(267)
Less: Net loss recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$6,150	$54	$8,851	$(267)

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

The Company’s financial assets measured at fair value on a recurring basis at November 1, 2025, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$7,045	$—	$—	$7,045
Warrants	—	3,010	—	3,010
Total	$7,045	$3,010	$—	$10,055

The Company had no financial liabilities measured at fair value on a recurring basis at November 1, 2025.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	November 1,	April 30,
	2025	2025

Raw materials	$134,377	$52,567
Work in process	82,155	73,434
Finished goods	81,786	46,761
Inventories, gross	298,318	172,762
Reserve for inventory excess and obsolescence	(39,105)	(28,672)
Inventories, net	$259,213	$144,090

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

In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal years ended April 30, 2025, 2024 and 2023, the Company made total contributions of $5,674,000, $3,074,000, and $5,778,000 respectively. During the six months ended November 1, 2025, the Company made contributions of $2,123,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $3,351,000 to the fund, which are expected to be made over the next two fiscal years.

The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have significant influence when it holds more than a minor interest. For the three and six months ended November 1, 2025, the Company recorded its ownership percentage of the net gain of equity method investments, of $1,196,000 and $2,983,000, respectively, in equity method investment income, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and six months ended October 26, 2024, the Company recorded its ownership percentage of the net gains of the limited partnerships, or $1,001,000 and $1,066,000, respectively, in equity method investment income (loss), net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At November 1, 2025 and April 30, 2025, the carrying value of the equity method investments of $35,687,000 and $30,423,000, respectively, was recorded in long-term investments on the unaudited condensed consolidated balance sheet.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and six months ended November 1, 2025 and October 26, 2024, respectively (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024
Beginning balance	$6,283	$4,240	$4,189	$5,538
Balance acquired from acquisition	—	—	2,274	—
Warranty expense	1,858	(193)	1,999	(840)
Warranty costs settled	(1,531)	(405)	(1,852)	(1,056)
Ending balance	$6,610	$3,642	$6,610	$3,642

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	November 1,	April 30,
	2025	2025
Technology	$570,199	$101,645
Licenses	1,008	1,008
Customer relationships	584,361	77,588
Backlog	52,598	2,963
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	1,210,850	185,888
Less accumulated amortization	(239,063)	(137,177)
Intangibles, net	$971,787	$48,711

Technology, backlog and customer relationships intangibles were recognized in conjunction with the Company’s acquisition of Blue Halo on May 1, 2025. Refer to Note 17—Business Acquisitions for further details.

The weighted average amortization period as of November 1, 2025 and April 30, 2025 was six and three years, respectively. Amortization expense for the three and six months ended November 1, 2025 was $44,462,000 and $102,423,000, respectively. Amortization expense for the three and six months ended October 26, 2024 was $4,795,000 and $9,569,000, respectively.

Estimated remaining amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2026	$104,247
2027	157,890
2028	160,700
2029	154,479
2030	131,569
$708,885

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	AxS	SCDE	Total

Goodwill	$431,157	$—	$431,157
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at April 30, 2025	256,781	—	256,781

Additions to goodwill	927,953	1,438,935	2,366,888

Goodwill	1,359,110	1,438,935	2,798,045
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at November 1, 2025	$1,184,734	$1,438,935	$2,623,669

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

The Third Amendment to Credit Agreement provided for an aggregate $200,000,000 revolving credit facility (the “Revolving Facility”), including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Company’s domestic subsidiaries (the “Guarantors”), and extended the maturity date for obligations pursuant to the Credit Agreement to October 4, 2029. Upon effectiveness of the Third Amendment to Credit Agreement, the Company drew $15,000,000 from the amended Revolving Facility and repaid in full all outstanding amounts owed pursuant to the prior Term Loan Facility. The unamortized debt issuance costs allocated to the prior Term Loan Facility of $590,000 were expensed upon repayment of the Term Loan Facility and recorded in interest expense.

On May 1, 2025 (the “Closing Date”), in connection with the consummation of the BlueHalo acquisition, the Company entered into a Fourth Amendment to Credit Agreement with BofA NA, the administrative agent and the swingline lender, JPM, U.S. Bank, Citibank, BMO Bank N.A. (“BMO”), Citizens Banks, N.A. (“Citizens”) and Royal Bank of Canada (“RBC”) (the “Fourth Amendment to Credit Agreement” and the existing Credit Agreement as amended thereby, the “Amended Credit Agreement”). The Amended Credit Agreement now provides for an aggregate $700,000,000 term loan (the “Term Loan Facility” and, together with the Revolving Facility, the “Credit Facilities”) and an aggregate $350,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, maintains the maturity date for obligations of October 4, 2029, as extended by the Third Amendment to Credit Agreement. Upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility. In June 2025, the Company drew an additional $10,000,000 under the Revolving Facility.

The Term A Loan drawn under the Term Loan Facility matures two years after the Closing Date and amortizes at a rate of 5.00% per annum, with the remaining outstanding principal amount due and payable on the maturity date. The applicable margin on the Term A Loan is based upon the Company’s Consolidated Leverage Ratio (as defined in the Credit Agreement) and whether the Company elects as its benchmark rate (i) SOFR (in which case, the applicable margin ranges from 1.50 - 2.50% per annum depending on the Company’s Consolidated Leverage Ratio) plus a credit spread adjustment of 0.10% or (ii) Base Rate (in which case, the applicable margin ranges from 0.50 - 1.50% per annum depending on the Company’s Consolidated Leverage Ratio). Upon the occurrence of an event of default, an additional 2.00% per annum default interest rate may apply. Pursuant to the Fourth Amendment to Credit Agreement, the Company is subject to two financial maintenance covenants which require that (i) the Consolidated Senior Secured Leverage Ratio (as defined in the Credit Agreement) not exceed 3.50 to 1.00 as of the end of any fiscal quarter, for the four fiscal quarters following consummation of the BlueHalo acquisition, and thereafter 3.00 to 1.00 as of the end of any fiscal quarter, and (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Credit Agreement) not be less than 1.25 to 1.00 as of the end of any fiscal quarter. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit, which as of November 1, 2025 and April 30, 2025 was $11,737,000 and $9,376,000, respectively. As of November 1, 2025, approximately $338,263,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of November 1, 2025, the Company was in compliance with all amended covenants.

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

Long-term debt and the current period interest rates were as follows:

	November 1,	April 30,
	2025	2025
	(In thousands)	(In thousands)
Revolving credit facility	$—	$30,000
Convertible notes	747,500	—
Total long-term debt	747,500	30,000
Less unamortized debt issuance costs–convertible notes	20,707	—
Total long-term debt, net of unamortized debt issuance costs–convertible notes	$726,793	$30,000
Unamortized debt issuance costs–revolving credit facility	$2,000	$1,281
Current period interest rate	0%	5.9%

Future contractual long-term debt principal payments at November 1, 2025 were as follows:

Fiscal Year	(In thousands)
2026	$—
2027	—
2028	—
2029	—
2030	—
2031	747,500
$747,500

10. Convertible Notes

In July 2025, the Company entered into an underwriting agreement (the “Note Underwriting Agreement”) with certain underwriters (the “Note Underwriters”) agreeing, subject to customary conditions, to issue and sell $650,000,000 aggregate principal amount of the Notes to the Note Underwriters as well as an option, exercisable within 30 days after entering the Note Underwriting Agreement, to purchase up to an additional $97,500,000 aggregate principal amount of Notes solely to cover over-allotments. The Note Underwriters exercised such option to purchase an additional $97,500,000 aggregate principal amount of Notes. The issuance of $747,500,000 aggregate principal amount of Notes was completed in July 2025.

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

11. Leases

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Six Months Ended	Six Months Ended
	November 1,	October 26,
	2025	2024
Operating lease cost	$12,655	$4,980
Short term lease cost	1,648	398
Variable lease cost	1,751	840
Sublease income	—	—
Total lease costs, net	$16,054	$6,218

Supplemental lease information was as follows:

	Six Months Ended	Six Months Ended
	November 1,	October 26,
	2025	2024
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$11,418	$4,547
Right-of-use assets obtained in exchange for new lease liabilities	$1,992	$6,554

Weighted average remaining lease term	75 months	51 months
Weighted average discount rate	6.8%	5.5%

Maturities of operating lease liabilities as of November 1, 2025 were as follows (in thousands):

Fiscal Year
2026	$6,423
2027	24,051
2028	21,871
2029	18,742
2030	14,583
Thereafter	39,747
Total lease payments	$125,417
Less: imputed interest	(26,275)
Total present value of operating lease liabilities	$99,142

12. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Six Months Ended	Six Months Ended
	November 1,	October 26,
	2025	2024
Balance as of April 30, 2025 and April 30, 2024, respectively	$(6,514)	$(5,592)
Change in foreign currency translation adjustments	476	364
Unrealized available-for-sale security losses	(184)	—
Balance as of November 1, 2025 and October 26, 2024, respectively	$(6,222)	$(5,228)

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $58,304,000 and $119,151,000 for the three and six months ended November 1, 2025. Revenue from customer-funded R&D was approximately $20,280,000 and $38,839,000 for the three and six months ended October 26, 2024.

14. Long-Term Incentive Awards

During the three months ended August 2, 2025, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2026 LTIP”). Awards under the Fiscal 2026 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2026, July 2027 and July 2028, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2028. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended November 1, 2025 the Company recorded $2,205,000 and $3,014,000 of compensation expense related to the Fiscal 2026 LTIP, respectively. The Company recorded no compensation expense to the Fiscal 2026 LTIP for the three and six months ended October 26, 2024, respectively. At November 1, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2026 LTIP is $31,160,000.

During the three months ended July 27, 2024, the Company granted awards under its 2021 Plan to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended November 1, 2025, the Company recorded $1,225,000 and $5,084,000 of compensation expense related to the Fiscal 2025 LTIP. For the three and six months ended October 26, 2024, the Company recorded $968,000 and $1,274,000 of compensation expense related to the Fiscal 2025 LTIP. At November 1, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $17,463,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and six months ended November 1, 2025, the Company recorded $876,000 and $3,884,000 of compensation expense related to the Fiscal 2024 LTIP. For the three and six months ended October 26, 2024, the Company recorded $1,078,000 and $2,190,000 of compensation expense related to the Fiscal 2024 LTIP. At November 1, 2025, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $14,454,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. During the three months ended August 2, 2025, the Company issued a total of 61,605 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2023 LTIP. For the three and six months ended November 1, 2025 the Company recorded no compensation expense related to the Fiscal 2023 LTIP. For the three and six months ended October 26, 2024, the Company recorded $801,000, and $1,666,000 of compensation expense related to the Fiscal 2023 LTIP, respectively.

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

15. Income Taxes

For the three and six months ended November 1, 2025, the Company recorded an income tax benefit of $(2,305,000) and $(17,474,000) yielding an effective tax rate of (11.2)% and (16.7%), respectively. For the three and six months ended October 26, 2024, the Company recorded an income tax benefit of $(221,000) and a provision for income taxes of $1,264,000 yielding an effective tax rate of (3.5)% and 4.4%, respectively. The variance from statutory rates for the three and six months ended November 1, 2025 was primarily due to the loss before income taxes for the three months ended November 1, 2025. The variance from statutory rates for the three and six months ended October 26, 2024 was primarily due to foreign-derived intangible income (“FDII”) deductions, federal R&D credits and excess tax benefits from the exercise of stock options and vesting of equity awards.

On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. R&D expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017 and modifies certain international tax provisions, including changes to the Global Intangible Low-Taxed Income (“GILTI”) and the FDII regimes, with effective dates beginning in calendar year 2025 and extending through calendar year 2027. As the OBBBA was enacted during the Company’s fiscal quarter ended August 2, 2025, the Company reflected the impacts of the OBBBA on the condensed consolidated financial statements. The Company is in the process of evaluating the financial statement impact of these provisions in future periods. Each of these changes may result in accelerated tax deductions during the current and future tax years. Cash tax payments for the fiscal year ending April 30, 2026 are expected to be significantly reduced as a result of the accelerated tax deductions. However, the Company's total income tax expense and effective tax rate are not expected to materially change as a result of the new legislation.

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

17. Business Acquisitions

BlueHalo Acquisition

On May 1, 2025, the Company closed its acquisition of BlueHalo for merger consideration, net of cash acquired, of $3,484,945,000. Through the acquisition, BlueHalo is incorporated into the Company’s AxS and SCDE segments. The Company believes that the acquisition will help to advance the combined company as a global defense technology leader across air, land, sea, space, and cyber. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

(in thousands)	Amount
Equity consideration transferred	$2,640,365
Settlement of BlueHalo’s transaction expenses	25,214
Settlement of BlueHalo’s debt	863,207
Merger consideration	$3,528,786
Less cash acquired	(43,841)
Fair value of consideration transferred	$3,484,945

The fair value of the Company’s common stock issued is based on 17,425,849 shares issued as consideration, per the terms of the Merger Agreement, and the closing share price of $151.52 on April 30, 2025.

The following table summarizes the preliminary allocation of the fair value of the merger consideration transferred to assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to change as the Company continues to evaluate the fair values of certain assets and liabilities acquired. Open items in the purchase price allocation include the valuation of assets acquired and liabilities assumed including, but not limited to technology, backlog and customer relationships intangibles; fair value adjustment to inventory, property, plant and equipment; leases; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for inventory and legal matters. During the three months ended November 1, 2025, the Company recorded adjustments related to the preliminary allocation of the purchase price including a revision to the fair value of technology, backlog and customer relationships intangibles; fair value adjustment to inventory; and deferred tax liability resulting in a net increase to goodwill of $81,321,000. These adjustments resulted in a reduction of amortization expense of $4,956,000 related to the three months ended August 2, 2025 (in thousands):

May 1,
2025
Fair value of assets acquired:
Accounts receivable, net of allowance for credit losses of $420 at May 1, 2025	$80,752
Unbilled receivables and retentions	99,333
Inventories, net	94,167
Income taxes receivable	3,941
Prepaid expenses and other current assets	13,628
Long-term investments	151
Property and equipment	89,327
Operating lease right-of-use assets	70,879
Intangibles	1,025,500
Goodwill	2,366,888
Other assets	1,086
Total identifiable assets	$3,845,652

Fair value of liabilities assumed:
Accounts payable	56,930
Wages and related accruals	43,031
Customer advances	42,700
Current operating lease liabilities	6,707
Other current liabilities	11,971
Non-current operating lease liabilities	64,720
Deferred income taxes	134,648
Total liabilities assumed	360,707
Total identifiable net assets	$3,484,945

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

The following table summarizes the valuation of the fair value of intangible assets acquired (in thousands):

	Preliminary Fair Value	Estimated Useful Life
		Years
Preliminary fair value of intangible assets acquired:
Backlog	$49,600	1-2
Customer relationships	506,700	4-9
Developed technology	469,200	4-10
Intangible assets acquired	$1,025,500

BlueHalo Supplemental Pro Forma Information (unaudited)

BlueHalo revenue and loss from operations for the six months ended November 1, 2025 since its acquisition on May 1, 2025 was $480,337,000 and $(129,411,000), inclusive of $120,428,000 of intangible amortization, respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred as if the acquisition was completed on the first day of the Company's fiscal year May 1, 2024. The pro forma amounts include the historical operating results of the Company and BlueHalo prior to the acquisition. The pro forma results are not necessarily indicative of the Company's results of operations that would have been obtained had the acquisition of BlueHalo been completed for the period presented, or which may be realized in the future (in thousands):

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024
Revenue	$472,508	$403,551	$927,184	$782,475
Net loss attributable to AeroVironment, Inc.	$(6,350)	$(29,186)	$(27,173)	$(118,323)

The Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize an increase in the fair value of inventory acquired during the three and six months ended November 1, 2025. In addition, for the three and six months ended November 1, 2025, the amortization expense associated with the Company's one-year intangible backlog has been eliminated within the pro forma adjustments.

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

The Company incurred approximately $49,178,000 of BlueHalo acquisition-related expenses. The Company recognized a nonrecurring pro forma adjustment to the three and six months ended November 1, 2025 to remove the impact of the transaction costs from the historical balance, while recognizing the $49,178,000 of transaction expenses within the three months ended July 27, 2024 to reflect the costs as if the acquisition was completed during the three months ended July 27, 2024.

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

The projected benefit obligation includes assumptions of a discount rate of 3.6% and pension increase for in-payment benefits of 2.5% for both November 1, 2025 and April 30, 2025. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2026. The Company assumed expected return on plan assets of 2.9% for August 2, 2025 and April 30, 2025, respectively.

Expected benefit payments as of April 30, 2025 (in thousands):

2026	$200
2027	208
2028	211
2029	213
2030	215
2031-2035	1,087
Total expected benefit payments	$2,134

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended		Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024
Expected return on plan assets	$—	$—	$—	$—
Interest cost	31	29	62	57
Actuarial gain	—	—	—	—
Net periodic benefit cost	$31	$29	$62	$57

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

	Three Months Ended November 1, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$249,502	$75,535	$325,037
Contract services	52,071	95,400	147,471
	301,573	170,935	472,508
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	190,647	153,510	344,157
Intangible amortization included in cost of sales	11,053	13,193	24,246
SG&A less intangible amortization	43,507	30,877	74,384
Intangible amortization included in SG&A	9,719	14,233	23,952
Research and development	32,123	3,870	35,993
Add:
Depreciation	6,703	3,172	9,875
Amortization	20,772	27,426	48,198
Acquisition-related expenses	3,199	5,057	8,256
Amortization of cloud computing arrangement implementation	1,482	2	1,484
Other income (expense)	(900)	(297)	(1,197)
Stock-based compensation	5,658	2,908	8,566
Segment adjusted EBITDA	$51,438	$(6,480)	$44,958

	Three Months Ended October 26, 2024
	AxS	SCDE	Total
Revenue:
Product sales	$151,231	$—	$151,231
Contract services	37,227	—	37,227
	188,458	—	188,458
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	111,099	—	111,099
Intangible amortization included in cost of sales	3,720	—	3,720
SG&A less intangible amortization	36,842	—	36,842
Intangible amortization included in SG&A	1,075	—	1,075
Research and development	28,716	—	28,716
Add:
Depreciation	4,207	—	4,207
Amortization	4,795	—	4,795
Acquisition-related expenses	3,684	—	3,684
Amortization of cloud computing arrangement implementation	606	—	606
Other income (expense)	(37)	—	(37)
Stock-based compensation	5,601	—	5,601
Segment adjusted EBITDA	$25,862	$—	$25,862

	Six Months Ended November 1, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$490,247	$148,323	$638,570
Contract services	96,651	191,963	288,614
	586,898	340,286	927,184
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	365,694	300,642	666,336
Intangible amortization included in cost of sales	33,035	28,590	61,625
SG&A less intangible amortization	103,249	60,107	163,356
Intangible amortization included in SG&A	20,844	45,412	66,256
Research and development	61,886	7,221	69,107
Add:
Depreciation	14,473	5,973	20,446
Amortization	53,879	74,002	127,881
Acquisition-related expenses	18,752	13,233	31,985
Amortization of cloud computing arrangement implementation	2,229	11	2,240
Other income (expense)	(2,125)	587	(1,538)
Stock-based compensation	14,433	5,562	19,995
Segment adjusted EBITDA	$103,831	$(2,318)	$101,513

	Six Months Ended October 26, 2024
	AxS	SCDE	Total
Revenue:
Product sales	$310,735	$—	$310,735
Contract services	67,206	—	67,206
	377,941	—	377,941
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	215,403	—	215,403
Intangible amortization included in cost of sales	7,433	—	7,433
SG&A less intangible amortization	69,575	—	69,575
Intangible amortization included in SG&A	2,136	—	2,136
Research and development	53,329	—	53,329
Add:
Depreciation	8,285	—	8,285
Amortization	9,569	—	9,569
Acquisition-related expenses	3,684	—	3,684
Amortization of cloud computing arrangement implementation	1,261	—	1,261
Other income (expense)	49	—	49
Stock-based compensation	10,137	—	10,137
Segment adjusted EBITDA	$63,050	$—	$63,050

The following table (in thousands) provides a reconciliation from segment adjusted EBITDA to income before income taxes:

	Three Months Ended	Three Months Ended	Six Months Ended	Six Months Ended
	November 1,	October 26,	November 1,	October 26,
	2025	2024	2025	2024
Segment adjusted EBITDA	$44,958	$25,862	$101,513	$63,050
Depreciation and amortization	(58,075)	(9,003)	(148,327)	(17,854)
Acquisition-related expenses	(8,256)	(3,684)	(31,985)	(3,684)
Amortization of cloud computing arrangement implementation	(1,484)	(606)	(2,240)	(1,261)
Stock-based compensation	(8,566)	(5,601)	(19,995)	(10,137)
Equity securities investments activity, net	6,150	54	8,850	(267)
Interest expense	4,669	(690)	(12,746)	(929)
(Loss) income before income taxes	$(20,604)	$6,332	$(104,930)	$28,918

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	AxS	SCDE	Corporate	Total
As of November 1, 2025	$2,292,790	$2,315,038	$1,030,638	$5,638,466
As of April 30, 2025	$872,530	$—	$248,037	$1,120,567

Capital expenditures are summarized in the table below (in thousands):

	AxS	SCDE	Corporate	Total
Six Months Ended November 1, 2025	$20,749	$19,636	$6,418	$46,803
Six Months Ended October 26, 2024	$8,915	$—	$1,532	$10,447

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and six months ended November 1, 2025 and October 26, 2024, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

For the three months ended November 1, 2025 and October 26, 2024, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	November 1,	October 26,
	2025	2024

Gross favorable adjustments	$2,971	$8,909
Gross unfavorable adjustments	(6,311)	(1,936)
Net (unfavorable) favorable adjustments	$(3,340)	$6,973

For the three months ended November 1, 2025, favorable cumulative catch-up adjustments of $3.0 million were primarily due to cost adjustments on 13 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $6.3 million were primarily related to higher than expected costs on 19 contracts, which individually were not material.

For the three months ended October 26, 2024, favorable cumulative catch-up adjustments of $8.9 million were primarily due to final cost adjustments on five contracts. During the three months ended October 26, 2024, we definitized certain Loitering Munitions Systems (“LMS”) undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.9 million were primarily related to higher than expected costs on 26 contracts, which were not individually material.

For the six months ended November 1, 2025 and October 26, 2024, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Six Months Ended
	November 1,	October 26,
	2025	2024

Gross favorable adjustments	$2,187	$10,285
Gross unfavorable adjustments	(10,518)	(1,730)
Net favorable (unfavorable) adjustments	$(8,331)	$8,555

For the six months ended November 1, 2025, favorable cumulative catch-up adjustments of $2.2 million were primarily due to cost adjustments on 19 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $10.5 million were primarily related to higher than expected costs on 17 contracts, which individually were not material.

For the six months ended October 26, 2024, favorable cumulative catch-up adjustments of $10.3 million were primarily due to final cost adjustments on four contracts. During the six months ended October 26, 2024, we definitized certain LMS undefinitized contract actions. The aggregate impact of these cumulative catch-up revenue adjustments for the contract definitization was an increase to revenue of approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $1.7 million were primarily related to higher than expected costs on 26 contracts, which were not individually material.

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

As part of our annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the Unmanned Ground Vehicles (“UGV”) reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a goodwill impairment charge of $18.4 million during the three months ended April 30, 2025 in the UGV reporting unit. We determined that it was more likely than not that the fair values of our other reporting units were more than their carrying values as of the annual goodwill impairment test date. As such, during the most recent annual impairment test during the fourth quarter of fiscal year 2025, the estimated fair value of all reporting units, other than UGV, substantially exceeded their carrying value. As of November 1, 2025, we have not identified any events or circumstances that could trigger an impairment review prior to the Company’s annual impairment test, including taking into account the reporting units identified from the BlueHalo acquisition on May 1, 2025.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended November 1, 2025 Compared to Three Months Ended October 26, 2024

	Three Months Ended
	November 1,	October 26,
	2025	2024

Revenue	$472,508	$188,458
Cost of sales	368,403	114,820
Gross margin	104,105	73,638
Selling, general and administrative	98,336	37,916
Research and development	35,993	28,716
(Loss) income from operations	(30,224)	7,006
Other (loss) income:
Interest income (expense), net	4,669	(690)
Other income, net	4,951	16
(Loss) income before income taxes	(20,604)	6,332
Benefit from income taxes	(2,305)	(221)
Equity method investment income, net of tax	1,196	990
Net (loss) income	$(17,103)	$7,543

	Three Months Ended November 1, 2025
	AxS	SCDE	Total
Revenue	$301,573	$170,935	$472,508

Segment adjusted EBITDA	$51,438	$(6,480)	$44,958

	Three Months Ended October 26, 2024
	AxS	SCDE	Total
Revenue	$188,458	$—	$188,458

Segment adjusted EBITDA	$25,862	$—	$25,862

Revenue. Revenue for the three months ended November 1, 2025 was $472.5 million, as compared to $188.5 million for the three months ended October 26, 2024, representing an increase of $284.0 million, or 151%. The increase in revenue was due to an increase in product revenue of $173.8 million and an increase in service revenue of $110.2 million. The increase in product revenue was primarily due to the $134.4 million of product revenue resulting from our acquisition of BlueHalo in May 2025. Legacy AV product revenue included in the AxS segment increased by $39.4 million driven by an increase in LMS products due to increased global demand for our Switchblade products associated with current global conflicts as well as U.S. D.o.D. resupply and medium uncrewed aircraft systems (“MUAS”) products due to increase in domestic and international demand, partially offset by a decrease in small uncrewed aircraft systems (“SUAS”) due to a decrease in international sales. The increase in service revenue was primarily due to the $110.7 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, remained consistent as, training and repairs service revenue decreased by $0.3 million and customer funded R&D and engineering services decreased by $0.2 million driven. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

Cost of Sales. Cost of sales for the three months ended November 1, 2025 was $368.4 million, as compared to $114.8 million for the three months ended October 26, 2024, representing an increase of $253.6 million, or 221%. The increase in cost of sales was a result of an increase in product cost of sales of $154.3 million and an increase in service costs of sales of $99.3 million. The increase in product costs of sales was primarily due to an increase of approximately $95.6 million associated with the recently acquired BlueHalo product lines and an increase of approximately $20.9 million in intangible amortization related to the BlueHalo acquisition. For legacy AV business, product cost of sales increased $37.8 million. The increase in legacy product costs of sales was primarily due to an increase of approximately $22 million due to the increase in sales volume and approximately $16 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The increase in service cost of sales was primarily due to an increase of approximately $102.2 million associated with the BlueHalo acquisition, partially offset by a decrease in legacy AV service cost of sales of $2.6 million primarily due to a mix shift of approximately $2 million due to a higher proportion of higher margin services driven by an increase in customer funded R&D. Cost of sales for the three months ended November 1, 2025 included $24.2 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $3.7 million for the three months ended October 26, 2024. As a percentage of revenue, cost of sales increased from 61% to 78% primarily due to increased amortization and other non-cash purchase accounting expenses and an increase in the proportion of service revenue resulting from the effect of the BlueHalo acquisition, resulting in gross margin decreasing from 39% to 22%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended November 1, 2025 was $98.3 million, or 21% of revenue, as compared to SG&A expense of $37.9 million, or 20% of revenue, for the three months ended October 26, 2024. The increase in SG&A expense was primarily due to an increase of $22.9 million of intangible amortization expense related to the BlueHalo acquisition, an increase of approximately $11 million of employee related expenses related to the increase in headcount and an increase of $4.6 million of acquisition related expenses related to the BlueHalo acquisition.

Research and Development. R&D expense for the three months ended November 1, 2025 was $36.0 million, or 8% of revenue, as compared to R&D expense of $28.7 million, or 15% of revenue, for the three months ended October 26, 2024. The increase was primarily related to the BlueHalo acquisition. R&D expense is expected to continue to be 7% to 8% of revenue.

Interest Income, net. Interest income, net for the three months ended November 1, 2025 was $4.7 million compared to interest expense, net of $0.7 million for the three months ended October 26, 2024 due to a combination of higher cash and investment balances and lower interest bearing debt balances.

Other Income, net. Other income, net, for the three months ended November 1, 2025 was $5.0 million as compared to $16 thousand for the three months ended October 26, 2024. The increase was driven by unrealized gains in equity security investments.

Benefit from Income Taxes. Our effective income tax rate was (11.2)% for the three months ended November 1, 2025, as compared to (3.5)% for the three months ended October 26, 2024. The decrease in our effective income tax rate was primarily due to an increase in federal R&D tax credits, a decrease in FDII deductions, partially offset by an increase non-deductible acquisition related expenses combined with the net loss before income taxes for the quarter. The effective income tax rate for the three months ended November 1, 2025 was primarily impacted by expected federal R&D tax credits, excess tax benefits from equity awards, and non-deductible acquisition related expenses.

Equity Method Investment Income, net of Tax. Equity method investment income, net of tax for the three months ended November 1, 2025 was $1.2 as compared $1.0 million for the three months ended October 26, 2024.

Autonomous Systems

	Three Months Ended
	November 1,	October 26,
	2025	2024
Revenue	$301,573	$188,458

Segment adjusted EBITDA	$51,438	$25,862

Revenue. AxS revenue for the three months ended November 1, 2025 was $301.6 million, as compared to $188.5 million for the three months ended October 26, 2024, representing an increase of $113.1 million, or 60%. The increase in revenue was due to an increase in product and service revenues of $98.3 million and $14.8 million, respectively. The increase in product revenue was primarily due to the $58.8 million of product revenue resulting from our acquisition of BlueHalo. Legacy AV product revenue included in the AxS segment increased by $39.4 million driven by an increase in LMS products due to increased global demand for our Switchblade products associated with current global conflicts as well as U.S. D.o.D. resupply and MUAS due to increased domestic and international demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $15.3 million of service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, remained consistent as, training and repairs service revenue decreased by $0.3 million and customer funded R&D and engineering services decreased by $0.2 million.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the three months November 1, 2025 was $51.4 million, as compared to $25.9 million for the three months ended October 26, 2024, representing an increase of $25.5 million, or 99%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $113.1 million. The increase in AxS segment adjusted EBITDA was partially offset by an increase in adjusted cost of sales of $77.2 million, adjusted SG&A of $7.2 million primarily due employee related costs driven by the increased headcount, and R&D of $3.4 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $44 million associated with the recently acquired BlueHalo product lines, an increase of approximately $22 million due to the increase in sales volume and approximately $16 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production.

Space, Cyber and Directed Energy

	Three Months Ended
	November 1,	October 26,
	2025	2024
Revenue	$170,935	$—

Segment adjusted EBITDA	$(6,480)	$—

Revenue. SCDE revenue for the three months ended November 1, 2025 was $170.9 million, as compared to $0 for the three months ended October 26, 2024. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in revenue is a result of the acquisition.

SCDE Segment Adjusted EBITDA. SCDE segment adjusted EBITDA for the three months November 1, 2025 was $(6.5) million, as compared to $0 for the three months ended October 26, 2024. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in segment adjusted EBITDA is a result of the acquisition.

Six Months Ended November 1, 2025 Compared to Six Months Ended October 26, 2024

	Six Months Ended
	November 1,	October 26,
	2025	2024

Revenue	$927,184	$377,941
Cost of sales	727,961	222,836
Gross margin	199,223	155,105
Selling, general and administrative	229,612	71,711
Research and development	69,107	53,329
(Loss) income from operations	(99,496)	30,065
Other loss:
Interest expense, net	(12,746)	(929)
Other income (expense), net	7,312	(218)
(Loss) income before income taxes	(104,930)	28,918
(Benefit from) provision for income taxes	(17,474)	1,264
Equity method investment income, net of tax	2,983	1,055
Net (loss) income	$(84,473)	$28,709

	Six Months Ended November 1, 2025
	AxS	SCDE	Total
Revenue	$586,898	$340,286	$927,184

Segment adjusted EBITDA	$103,831	$(2,318)	$101,513

	Six Months Ended October 26, 2024
	AxS	SCDE	Total
Revenue	$377,941	$—	$377,941

Segment adjusted EBITDA	$63,050	$—	$63,050

Revenue. Revenue for the six months ended November 1, 2025 was $927.2 million, as compared to $377.9 million for the six months ended October 26, 2024, representing an increase of $549.3 million, or 145%. The increase in revenue was due to an increase in product revenue of $327.8 million and an increase in service revenue of $221.5 million. The increase in product revenue was primarily due to the $258.1 million of product revenue resulting from our acquisition of BlueHalo in May 2025. Legacy AV product revenue included in the AxS segment increased by $69.7 million driven by an increase in LMS products due to increased global demand for our Switchblade products associated with current global conflicts as well as U.S. D.o.D. resupply and MUAS products due to increased domestic and international demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $222.2 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, remained consistent as training and repairs service revenue decreased by $2.3 million driven by a decrease in SUAS product sales, partially offset by an increase in customer funded R&D and engineering services of $1.6 million. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

Cost of Sales. Cost of sales for the six months ended November 1, 2025 was $728.0 million, as compared to $222.8 million for the six months ended October 26, 2024, representing an increase of $505.2 million, or 227%. The increase in cost of sales was a result of an increase in product cost of sales of $299.5 million and an increase in service costs of sales of $205.7 million. The increase in product costs of sales was primarily due to an increase of approximately $179.0 million associated with the recently acquired BlueHalo product lines and an increase of approximately $49.5 million intangible amortization related to the BlueHalo acquisition. For legacy AV business, product cost of sales increased $71.0 million. The increase in legacy product costs of sales was primarily due to an increase of approximately $38 million due to the increase in sales volume and approximately $33 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The increase in service cost of sales was primarily due to an increase of approximately $202.9 million associated with the BlueHalo acquisition and an increase of approximately $4.7 million intangible amortization related to the BlueHalo acquisition, partially offset by a decrease in legacy AV service cost of sales of $1.9 million primarily due to a mix shift of approximately $2 million due to a higher proportion of higher margin services driven by customer funded R&D. Cost of sales for the six months ended November 1, 2025 included $61.6 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $7.4 million for the three months ended October 26, 2024. As a percentage of revenue, cost of sales increased from 59% to 79% primarily due to increased amortization and other non-cash purchase accounting expenses and an increase in the proportion of service revenue resulting from the effect of the BlueHalo acquisition, resulting in gross margin decreasing from 41% to 21%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the six months ended November 1, 2025 was $229.6 million, or 25% of revenue, as compared to SG&A expense of $71.7 million, or 19% of revenue, for the six months ended October 26, 2024. The increase in SG&A expense was primarily due to an increase of $64.1 million of intangible amortization expense related to the BlueHalo acquisition, an increase of $28.3 million of acquisition related expenses related to the BlueHalo acquisition and an increase of approximately $25 million of employee related expenses related to the increase in headcount.

Research and Development. R&D expense for the six months ended November 1, 2025 was $69.1 million, or 7% of revenue, as compared to R&D expense of $53.3 million, or 14% of revenue, for the six months ended October 26, 2024. The increase was primarily related to the BlueHalo acquisition. R&D expense is expected to continue to be 7% to 8% of revenue.

Interest Expense, net. Interest expense, net for the six months ended November 1, 2025 was $12.7 million compared to $0.9 million for the six months ended October 26, 2024. The increase was driven by the interest expense related to the Term Loan and Revolver Facility obtained on May 1, 2025 in conjunction with the BlueHalo acquisition and the unamortized debt issuance costs allocated to the Term Loan Facility of $6.7 million, which were expensed upon repayment of the Term Loan Facility in July 2025 using the proceeds from the Notes and common stock issuances in July 2025.

Other Income, net. Other income, net, for the six months ended November 1, 2025 was $7.3 million compared to other expense, net of $0.2 million for the six months ended October 26, 2024. The increase was primarily due to unrealized gains associated with the fair market value of our equity security investments.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was (16.7)% for the six months ended November 1, 2025, as compared to 4.4% for the six months ended October 26, 2024. The decrease in our effective income tax rate was primarily due to an increase in FDII deductions and excess tax benefits from the vesting of equity awards, partially offset by an increase in excess tax benefits from equity awards. The effective income tax rate for the six months ended November 1, 2025 was primarily impacted by expected federal R&D tax credits and FDII deductions and excess tax benefits from equity awards.

Equity Method Investment Income, net of Tax. Equity method investment income, net of tax for the six months ended November 1, 2025 was $3.0 million as compared $1.1 million for the six months ended October 26, 2024.

Autonomous Systems

	Six Months Ended
	November 1,	October 26,
	2025	2024
Revenue:	586,898	377,941

Segment adjusted EBITDA	$103,831	$63,050

Revenue. AxS revenue for the six months ended November 1, 2025 was $586.9 million, as compared to $377.9 million for the six months ended October 26, 2024, representing an increase of $209.0 million, or 55%. The increase in revenue was due to an increase in product and service revenues of $179.5 million and $29.5 million, respectively. The increase in product revenue was primarily due to the $109.8 million of product revenue resulting from our acquisition of BlueHalo. Legacy AV product revenue included in the AxS segment increased by $69.7 million driven by an increase in LMS products due to increased global demand for our Switchblade products associated with current global conflicts as well as U.S. D.o.D. resupply and MUAS products due to increased international and domestic demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $30.3 million of service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, remained consistent as training and repairs service revenue decreased by $2.3 million driven by a decrease in SUAS product sales, partially offset by an increase in customer funded R&D and engineering services of $1.5 million. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the six months November 1, 2025 was $103.8 million, as compared to $63.1 million for the six months ended October 26, 2024, representing an increase of $40.7 million, or 65%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $209.0 million. The increase in AxS segment adjusted EBITDA was partially offset by an increase in adjusted cost of sales of $143.3 million, adjusted SG&A of $15.2 million primarily due employee related costs driven by the increased headcount, and R&D of $8.6 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $81 million associated with the recently acquired BlueHalo product lines, an increase of approximately $38 million due to the increase in sales volume and approximately $33 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production.

Space, Cyber and Directed Energy

	Six Months Ended
	November 1,	October 26,
	2025	2024
Revenue:	340,286	—

Segment adjusted EBITDA	$(2,318)	$—

Revenue. SCDE revenue for the six months ended November 1, 2025 was $340.3 million, as compared to $0 for the six months ended October 26, 2024. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in revenue is a result of the acquisition.

SCDE Segment Adjusted EBITDA. SCDE segment adjusted EBITDA for the six months November 1, 2025 was $(2.3) million, as compared to $0 for the six months ended October 26, 2024. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in segment adjusted EBITDA is a result of the acquisition.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of November 1, 2025, our funded backlog was approximately $1,092.5 million, as compared to $726.6 million as of April 30, 2025.

In addition to our funded backlog, we also had unfunded backlog of $2,790.0 million as of November 1, 2025. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining potential order amounts under Cost Plus and FFP contracts with (i) multiple one-year options and indefinite delivery, indefinite quantity (“IDIQ”) contracts, or (ii) incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, if at all.

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

Liquidity and Capital Resources

On October 4, 2024, we amended the Credit Agreement to increase the Revolving Facility to $200 million, and the Term Loan Facility was repaid in full and removed from the Credit Agreement. Borrowings under the Amended Credit Agreement may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. In February 2025, we borrowed $15.0 million under the Revolving Facility. In May 2025, in connection with the consummation of the BlueHalo Acquisition, the Company entered into a Fourth Amendment to Credit Agreement with BofA NA, the administrative agent and the swingline lender, JPM, U.S. Bank, Citibank, BMO, Citizens and RBC. The Amended Credit Agreement provides for an aggregate $700.0 million term loan and an aggregate $350.0 million revolving credit facility. Upon effectiveness of the Amended Credit Agreement, we drew $225.0 million from the amended Revolving Facility and the full $700.0 million of the Term Loan Facility. The proceeds from the Term Loan Facility and the Revolving Facility were used to repay certain outstanding indebtedness of BlueHalo and to pay for certain related transaction costs. In June 2025, we drew an additional $10.0 million under the Revolving Facility.

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

Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $11.7 million as of November 1, 2025. As of November 1, 2025, approximately $338.3 million was available under the Revolving Facility. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($8.1 million) available for issuing letters of credit of which €2.3 million ($2.7 million) was outstanding as of November 1, 2025.

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

Our primary recurring liquidity needs are for financing working capital, investing in capital expenditures, supporting product development efforts, introducing new products and enhancing existing products, marketing acceptance and adoption of our products and services, and possible acquisitions of entities or strategic assets. Our future capital requirements, to a certain extent, are also subject to general conditions in or affecting the defense industry and are subject to general economic, political, financial, competitive, legislative and regulatory factors that are beyond our control. Moreover, to the extent that existing cash, cash equivalents, cash from operations, and cash from our Credit

Facilities are insufficient to fund our future activities, we may need to raise additional funds through public or private equity or debt financing, subject to the limitations specified in the Amended Credit Agreement. In addition, we may also need to seek additional equity funding or debt financing if we become a party to any agreement or letter of intent for potential investments in, or acquisitions of, businesses, services or technologies.

Our working capital requirements vary by contract type. On Cost Plus and T&M contracts, we typically bill our incurred costs and fees monthly as work progresses, and therefore working capital investment is minimal. On FFP contracts, we typically are paid as we deliver products, and working capital is needed to fund labor and expenses incurred during the lead time from contract award until contract deliveries begin. Certain contracts have negotiated progress payments, which facilitates billing and collection as work is completed.

Due to the OBBBA, which allows R&D expenditures to be deducted, we expect our cash taxes paid for U.S. federal income taxes to be significantly reduced for the fiscal year ending April 30, 2026.

Cash Flows

The following table provides our cash flow data for the six months ended November 1, 2025 and October 26, 2024 (in thousands):

	Six Months Ended
	November 1,	October 26,
	2025	2024

	(Unaudited)
Net cash (used in) provided by operating activities	$(168,810)	$24,709
Net cash used in investing activities	$(1,157,721)	$(11,630)
Net cash provided by (used in) financing activities	$1,645,325	$(17,471)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the six months ended November 1, 2025 increased by $193.5 million to ($168.8) million, as compared to net cash provided by operating activities of $24.7 million for the six months ended October 26, 2024. The increase in net cash used in operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $229.3 million, largely related to increases in unbilled receivables and retentions and accounts receivable due to year over year timing differences as well as increases in inventory to meet demand. The increase in cash used in operating activities was also driven by a decrease in net income of $113.2 million, partially offset by an increase in depreciation and amortization of $130.5 million, largely due to the intangibles and acquired property and equipment from the BlueHalo acquisition.

Cash Used in Investing Activities. Net cash used in investing activities increased by $1,146.1 million to $(1,157.7) million for the six months ended November 1, 2025, as compared to $(11.6) million for the six months ended October 26, 2024. The increase in net cash used in investing activities was primarily due to the cash consideration for the acquisition of BlueHalo, net of cash acquired of $844.6 million and the purchase of available-for-sale securities of $264.2 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $1,662.8 million to $1,645.3 million for the six months ended November 1, 2025, as compared to net cash used in financing activities of $(17.5) million for the six months ended October 26, 2024. The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common shares of $968.5 million, net of underwriter costs and proceeds from the issuance of Notes of $726.9 million, net of underwriter costs. Part of the proceeds were used to repay the outstanding balances of the Term Loan Facility and Revolving Facility drawn in conjunction with the acquisition of BlueHalo.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. For a discussion of market risks at April 30, 2025, refer to Item 7A in our 2025 annual report on Form 10-K. During the six months ended November 1, 2025, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2025, except as discussed below.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of November 1, 2025, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 1, 2025, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level. As part of the ongoing integration of BlueHalo, we are in process of incorporating the disclosure controls and procedures of BlueHalo. Management’s evaluation of our disclosure controls and procedures as of November 1, 2025 excludes an evaluation of BlueHalo’s disclosure controls and procedures that are subsumed by its internal control over financial reporting of BlueHalo. Notwithstanding the material weaknesses, management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Acquisition of BlueHalo

On May 1, 2025, we completed the acquisition of BlueHalo, a U.S. non-public reporting company. Prior to the acquisition, in connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2024, BlueHalo identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. First, BlueHalo did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, BlueHalo did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. Second, BlueHalo did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions. Third, BlueHalo did not design and maintain effective monitoring activities of the design and operation of controls on a timely basis, or take necessary corrective action to ensure that controls continue to operate effectively and are modified for changes in conditions as appropriate.

As of the date of this report, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the deficiencies and enhance the internal control environment. The remediation plan includes, but is not limited to:

●	Reviewed and restricted administrator level access to financial systems, ensuring that elevated privileges are limited to authorized personnel with a documented business need;
●	Implementing periodic user access reviews to confirm that access rights remain appropriate and promptly removing access for terminated or transferred employees;
●	Implemented a process to utilize the ticketing system to document, approve, and track changes, configuration updates and data modifications;
●	Implementing management review of audit logs of select data such as vendor master changes, user roles and rates;
●	Implemented a process to utilize the Okta and Single Sign On (SSO) to centralize authentication, strengthen password and multi factor authentication controls, and improve monitoring of user activity;
●	Enhancing segregation of duties review within key business cycles to ensure that no single individual has control over all aspects of a financial transaction;
●	Provided targeted training to personnel on internal control requirements, documentation standards, and change management protocols;
●	Evaluating employee’s skill set and actively recruiting experienced personnel with knowledge of internal control and accounting;
●	Evaluated systems to integrate with our enterprise-wide monitoring tools, enabling real-time alerts for unauthorized access or unusual activity.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended November 1, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On June 11, 2025, the parties reached an agreement in principle to settle all claims in the class action complaint and PAGA complaint pursuant to a mediator’s proposal made on such a date by the mediator from a May 8, 2025 mediation session held for the class action litigation. A court must approve the terms of the settlement before we will pay any amounts pursuant to the settlement. The parties are currently working on a written settlement agreement to present to the court for approval. The estimated settlement was accrued in our consolidated statements of income(loss) for the year ended April 30, 2025.

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

As of November 1, 2025, we had total indebtedness of approximately $727 million consisting of aggregate principal of our Notes. We may incur additional indebtedness to meet future financing needs. We may incur additional indebtedness to meet future financing needs. The indebtedness represented by our Notes and obligations under the Indenture pursuant to which the Notes were issued could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

We may conduct future offerings of common stock, preferred stock or other securities that are convertible into, or exercisable or exchangeable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have shares reserved and available for issuance pursuant to our 2023 Employee Stock Purchase Plan and our Amended and Restated 2021 Equity Incentive Plan and issued 17,425,849 shares of common stock as consideration for the BlueHalo acquisition, substantially all of which are subject to a lock-up but will be eligible for resale upon expiration of the applicable lock-up period.

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

Because we generate a significant portion of our total sales from the U.S. government and its agencies and from foreign governments, our results of operations could be adversely affected by government spending caps, delays in the government budget process, program starts, the award of contracts or orders under existing contracts, or in the release of funds by the federal government. Delays in the definitization of a contract could result in delayed funding, billing and payment. Our business may be adversely impacted by shifts in the political environment and resulting changes in government and agency leadership positions and priorities for funding. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline, or that such funding will be accessible consistent with previously realized timelines due to federal budgetary review activities and potential freezes on or cancellation of various governmental programs from time to time. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government, our ability to receive timely payment from U.S. government entities, our ability to provide services to the U.S. government resulting in lost or delayed revenue under our services contracts (the volume of which materially increased with our BlueHalo acquisition), and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plan

On September 30, 2025, Brian Shackley, our Vice President and Chief Accounting Officer, and Stephen Page, Director, each adopted a trading arrangement (the “Shackley Rule 10b5-1 Trading Plan” and “Page Rule 10b5-1 Trading Plan”, respectively) for the sale of shares of Common Stock that is intended to satisfy the affirmative defense conditions of Exchange Act Rule 10b5-1(c). The Shackley Rule 10b5-1 Trading Plan, which has a term of approximately 15 months, provides for the sale of shares of Common Stock issuable under the terms of certain restricted stock unit (“RSU”) awards granted to Mr. Shackley by the Company (“RSU Shares”). The aggregate number of RSU Shares that will be available for sale under the Shackley Rule 10b5-1 Trading Plan is not yet determinable because the shares available will be net of shares sold to satisfy tax withholding obligations that arise in connection with the vesting and settlement of such RSU awards. Additionally, certain provisions within the Shackley Rule 10b5-1 Trading Plan specify a certain percentage of the net shares that can be sold at the vesting date of the underlying equity award. As such, for purposes of this disclosure, the aggregate number of shares of Common Stock of that will be subject to sale pursuant to the terms of the Shackley 10b5-1 Trading Plan is 988 (plus max PRSU to vest in June 2026) reflecting the aggregate maximum number of gross shares underlying the equity awards subject to the Shackley Rule 10b5-1 Trading Plan. The Page Rule 10b5-1 Trading Plan, which has a term of approximately 15 months, provides for the sale of shares of Common Stock issuable under the terms of certain RSU awards granted to Mr. Page by the Company. The aggregate number of shares of Common Stock that will be subject to sale pursuant to the terms of the Page Rule 10b5-1 Trading Plan, is a maximum of 11,000 (plus July 11, 2026 vesting amount) with sales contingent on future vesting of equity awards.

Other than with respect to the Shackley Rule 10b5-1 Trading Plan and Page Rule 10b5-1 Trading Plan, none of our directors or officers informed us of the adoption, modification or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended November 1, 2025.

ITEM 6. EXHIBITS

Exhibit Number	Description
3.1

Amended and Restated Certificate of Incorporation of AeroVironment, Inc. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 3, 2024)

3.2

Sixth Amended and Restated Bylaws of AeroVironment, Inc., amended as of November 20, 2025. (incorporated by reference herein to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 25, 2025)

4.1

Indenture, dated as of July 3, 2025, between AeroVironment, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025)

4.2

First Supplemental Indenture, dated as of July 3, 2025, between AeroVironment, Inc. and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on July 3, 2025)

10.1	Amended and Restated 2021 Equity Incentive Plan (incorporated by reference to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 13, 2025)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

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

Date: December 9, 2025		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)