Form 10-Q
period 2026-01-31
AeroVironment Inc
filed 2026-03-11
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended January 31, 2026

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of March 4, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 49,933,993.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of January 31, 2026 (Unaudited) and April 30, 2025	3
	Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2026 (Unaudited) and January 25, 2025 (Unaudited)	4
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 31, 2026 (Unaudited) and January 25, 2025 (Unaudited)	5
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 31, 2026 (Unaudited) and January 25, 2025 (Unaudited)	6
	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2026 (Unaudited) and January 25, 2025(Unaudited)	8
	Notes to Condensed Consolidated Financial Statements (Unaudited)	9
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43
Item 4.	Controls and Procedures	43

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45
Item 1A.	Risk Factors	46
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48
Item 3.	Defaults Upon Senior Securities	48
Item 4.	Mine Safety Disclosures	48
Item 5.	Other Information	49
Item 6.	Exhibits	49
Signatures		50

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	January 31,	April 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$289,878	$40,862
Short-term investments	297,259	—
Accounts receivable, net of allowance for credit losses of $2,213 at January 31, 2026 and $203 at April 30, 2025	201,046	101,967
Unbilled receivables and retentions	528,557	290,009
Inventories, net	299,277	144,090
Income taxes receivable	43,031	622
Prepaid expenses and other current assets	45,199	28,966
Total current assets	1,704,247	606,516
Long-term investments	61,659	31,627
Property and equipment, net	158,867	50,704
Operating lease right-of-use assets	91,810	31,879
Deferred income taxes	—	61,460
Intangibles, net	925,925	48,711
Goodwill	2,461,714	256,781
Other assets	49,414	32,889
Total assets	$5,453,636	$1,120,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$109,633	$72,462
Wages and related accruals	75,765	44,253
Customer advances	67,543	15,952
Current operating lease liabilities	15,569	10,479
Income taxes payable	320	356
Other current liabilities	40,489	28,659
Total current liabilities	309,319	172,161
Long-term debt	727,877	30,000
Non-current operating lease liabilities	82,567	23,812
Other non-current liabilities	1,995	2,026
Liability for uncertain tax positions	6,061	6,061
Deferred income taxes	53,627	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 31, 2026 and April 30,2025	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—49,934,738 shares at January 31, 2026 and 28,267,517 shares at April 30, 2025	6	4
Additional paid-in capital	4,244,416	618,711
Accumulated other comprehensive loss	(5,514)	(6,514)
Retained earnings	33,282	274,306
Total stockholders’ equity	4,272,190	886,507
Total liabilities and stockholders’ equity	$5,453,636	$1,120,567

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Revenue:
Product sales	$277,814	$139,753	$916,384	$450,488
Contract services	130,231	27,883	418,845	95,089
	408,045	167,636	1,335,229	545,577
Cost of sales:
Product sales	199,973	81,001	672,057	253,572
Contract services	109,278	23,436	365,155	73,701
	309,251	104,437	1,037,212	327,273
Gross margin:
Product sales	77,841	58,752	244,327	196,916
Contract services	20,953	4,447	53,690	21,388
	98,794	63,199	298,017	218,304
Selling, general and administrative	99,414	43,788	329,026	115,499
Research and development	27,112	22,498	96,219	75,827
Impairment of goodwill	151,306	—	151,306	—
(Loss) income from operations	(179,038)	(3,087)	(278,534)	26,978
Other income (loss):
Interest income (expense), net	3,696	(248)	(9,050)	(1,177)
Other (expense) income, net	(400)	976	6,912	758
(Loss) income before income taxes	(175,742)	(2,359)	(280,672)	26,559
(Benefit from) provision for income taxes	(19,486)	(605)	(36,960)	659
Equity method investment (loss) income, net of tax	(295)	—	2,688	1,055
Net (loss) income	$(156,551)	$(1,754)	$(241,024)	$26,955
Net (loss) income per share
Basic	$(3.15)	$(0.06)	$(4.94)	$0.96
Diluted	$(3.15)	$(0.06)	$(4.94)	$0.96
Weighted-average shares outstanding:
Basic	49,741,441	28,031,901	48,761,481	28,001,089
Diluted	49,741,441	28,031,901	48,761,481	28,171,089

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Net (loss) income	$(156,551)	$(1,754)	$(241,024)	$26,955
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of deferred tax expense of $0 for the three and nine months ended January 31, 2026 and January 25, 2025 respectively	169	—	(15)	—
Change in foreign currency translation adjustments	539	(969)	1,015	(605)
Total comprehensive (loss) income	$(155,843)	$(2,723)	$(240,024)	$26,350

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended January 31, 2026 and January 25, 2025 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at November 1, 2025	49,927,306	$6	$4,234,464	$189,833	$(6,222)	$4,418,081
Net loss	—	—	—	(156,551)	—	(156,551)
Unrealized gain on investments	—	—	—	—	169	169
Foreign currency translation	—	—	—	—	539	539
Employee stock purchase plan contributions	9,182	—	1,888	—	—	1,888
Restricted stock awards	3,079	—	—	—	—	—
Restricted stock awards forfeited	(4,829)	—	—	—	—	—
Issuance of common stock for business acquisition, net of issuance costs	—	—	(6)	—	—	(6)
Stock based compensation	—	—	8,070	—	—	8,070
Balance at January 31, 2026	49,934,738	$6	$4,244,416	$33,282	$(5,514)	$4,272,190

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397
Net income	—	—	—	(1,754)	—	(1,754)
Foreign currency translation	—	—	—	—	(969)	(969)
Restricted stock awards	16,804	—	—	—	—	—
Restricted stock awards forfeited	(2,601)	—	—	—	—	—
Stock based compensation	—	—	5,381	—	—	5,381
Balance at January 25, 2025	28,219,440	$4	$609,606	$257,642	$(6,197)	$861,055

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended January 31, 2026 and January 25, 2025 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507
Net loss	—	—	—	(241,024)	—	(241,024)
Unrealized loss on investments	—	—	—	—	(15)	(15)
Foreign currency translation	—	—	—	—	1,015	1,015
Employee stock purchase plan contributions	27,737	—	4,355	—	—	4,355
Restricted stock awards	178,561	—	—	—	—	—
Restricted stock awards forfeited	(14,566)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(7,820)	—	(10,900)	—	—	(10,900)
Issuance of common stock for business acquisition, net of issuance costs	17,425,849	2	2,637,339	—	—	2,637,341
Shares issued, net of issuance costs	4,057,460	—	966,846	—	—	966,846
Stock based compensation	—	—	28,065	—	—	28,065
Balance at January 31, 2026	49,934,738	$6	$4,244,416	$33,282	$(5,514)	$4,272,190

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	26,955	—	26,955
Foreign currency translation	—	—	—	—	(605)	(605)
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	88,587	—	—	—	—	—
Restricted stock awards forfeited	(7,764)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,985)	—	(4,064)	—	—	(4,064)
Stock based compensation	—	—	15,518	—	—	15,518
Balance at January 25, 2025	28,219,440	$4	$609,606	$257,642	$(6,197)	$861,055

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	January 31,	January 25,
	2026	2025
Operating activities
Net (loss) income	$(241,024)	$26,955
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	202,960	27,144
Impairment of goodwill	151,306	—
Gain from equity method investments	(2,688)	(1,055)
Amortization of debt issuance costs	10,273	1,121
Provision for credit losses	1,867	(64)
Reserve for inventory excess and obsolescence	5,125	2,025
Other non-cash expense, net	3,543	1,810
Non-cash lease expense	18,889	7,379
Loss (gain) on foreign currency transactions	264	(22)
Unrealized gain on available-for-sale equity securities, net	(7,446)	(1,187)
Deferred income taxes	(4,334)	—
Stock-based compensation	28,065	15,518
Loss on disposal of property and equipment	1,149	201
Amortization of debt securities	(661)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,892)	(11,095)
Unbilled receivables and retentions	(142,088)	(30,172)
Inventories	(92,721)	(1,167)
Income taxes receivable	(38,646)	(14,738)
Prepaid expenses and other assets	(13,287)	(9,314)
Accounts payable	(17,397)	(1,359)
Other liabilities	(17,174)	(13,034)
Net cash used in operating activities	(173,917)	(1,054)
Investing activities
Acquisition of property and equipment	(46,134)	(14,292)
Contributions in equity method investments	(3,243)	(2,309)
Purchase of available-for-sale investments	(335,183)	—
Redemption of available-for-sale investments	21,500
Acquisition of capitalized software to be sold	(17,275)	—
Business acquisitions, net of cash acquired	(844,586)	—
Net cash used in investing activities	(1,224,921)	(16,601)
Financing activities
Principal payments of term loan	(700,000)	(28,000)
Principal payments of revolver	(265,000)	—
Proceeds from long-term debt	693,202	—
Proceeds from revolver, net of creditor costs	233,939	25,000
Proceeds from shares issued, net of underwriter costs	968,515	—
Proceeds from convertible debt, net of underwriter costs	726,944	—
Payment of debt issuance costs	(2,445)	(1,056)
Payment of equity issuance costs	(1,388)	(365)
Holdback and retention payments for business acquisition	—	(390)
Tax withholding payment related to net settlement of equity awards	(10,900)	(4,064)
Employee stock purchase plan contributions	4,355	—
Exercise of stock options	—	506
Other	(12)	(19)
Net cash provided by (used in) financing activities	1,647,210	(8,388)
Effects of currency translation on cash and cash equivalents	644	(258)
Net increase (decrease) in cash and cash equivalents	249,016	(26,301)
Cash and cash equivalents at beginning of period	40,862	73,301
Cash and cash equivalents at end of period	$289,878	$47,000
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$4,335	$19,342
Interest	$12,535	$1,196
Non-cash activities
Issuance of common stock for business acquisition	$2,640,365	$—
Unrealized loss on available-for-sale investments	$(15)	$—
Change in foreign currency translation adjustments	$1,015	$(605)
Acquisitions of property and equipment included in accounts payable	$4,961	$1,608

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc. (“AeroVironment”, “AV” or “the Company”), a Delaware corporation, is a defense technology provider delivering integrated capabilities across air, land, sea, space, and cyber. AV develops and deploys autonomous systems, uncrewed aircraft systems (“UAS”), precision strike systems, counter-UAS (“C-UAS”) technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. AV operates a national manufacturing footprint to deliver proven systems and capabilities whose markets offer the potential for significant long-term growth. In addition, the Company believes that some of the innovative potential products, services and technologies in its research and development (“R&D”) pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

Effective May 1, 2025, the Company reorganized its segments. In connection with the Company’s acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”), the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Autonomous Systems (“AxS”)— The AxS segment focuses on the design, development, production, delivery, and support of intelligent, multi-domain robotic systems, including UAS, uncrewed underwater vehicles and ground robot systems. The segment includes the Company’s former Uncrewed Systems, Loitering Munitions Systems (“LMS”), and MacCready Works segments as well as Radio Frequency and Kinetic C-UAS, Electronic Warfare Systems and Uncrewed Maritime products and services from the BlueHalo acquisition. It primarily serves organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies, and international allied governments. This segment encompasses the Company’s core autonomous platforms, such as drones and robotic systems, tailored for mission-critical applications across air, land and sea domains.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three and nine months ended January 31, 2026 are not necessarily indicative of the results for the full year ending April 30, 2026. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2025, included in the Company’s Annual Report on Form 10-K.

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

Recent Acquisition

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

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three and nine months ended January 31, 2026.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s disaggregated revenue disclosure and disclosure of revenue by segment and the segment disclosures for prior periods have been recast to conform to the new segments and new measure of segment profitability.

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

Performance Obligations

On January 31, 2026, the Company had approximately $1,120,675,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 39% of the remaining performance obligations as revenue in fiscal 2026 and the remaining 61% in fiscal 2027 or beyond.

Revenue by Category

The following tables present the Company’s revenue disaggregated by operating group, contract type, customer category and geographic location (in thousands).

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
Revenue by operating group	2026	2025	2026	2025
Uncrewed Aircraft Systems	$89,842	$59,766	$243,099	$249,041
Precision Strike and Defense Systems	158,165	84,795	515,020	214,483
Other	30,737	23,075	107,523	82,053
Space and Directed Energy	53,198	—	199,872	—
Cyber and Mission Services	76,103	—	269,715	—
Total revenue	$408,045	$167,636	$1,335,229	$545,577

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
Revenue by contract type	2026	2025	2026	2025
FFP	$280,369	$148,768	$880,854	$489,388
Cost Plus	95,802	17,372	346,080	52,413
T&M	31,874	1,496	108,295	3,776
Total revenue	$408,045	$167,636	$1,335,229	$545,577

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

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
Revenue by customer category	2026	2025	2026	2025
U.S. government	$365,816	$129,029	$1,158,722	$418,345
Non-U.S. government	42,229	38,607	176,507	127,232
Total revenue	$408,045	$167,636	$1,335,229	$545,577

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
Revenue by geographic location	2026	2025	2026	2025
Domestic	$226,110	$104,097	$933,848	$258,053
International	181,935	63,539	401,381	287,524
Total revenue	$408,045	$167,636	$1,335,229	$545,577

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
Revenue percentage by recognition method	2026	2025	2026	2025
Over time	72%	66%	73%	55%
Point in time	28%	34%	27%	45%
Total revenue	100%	100%	100%	100%

Contract Balances

Changes in the contract asset and liability balances during the three and nine month periods ended January 31, 2026 were not materially impacted by factors other than billings, cash collections, and timing of revenue recognition. For the

Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three and nine month periods ended January 31, 2026 that was included in customer advances balances as of April 30, 2025 was $335,000 and $12,112,000, respectively. Revenue recognized for the three and nine month periods ended January 25, 2025 that was included in customer advances balances as of April 30, 2024 was $1,701,000 and $9,662,000, respectively.

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

Accounts Receivable

The Company is party to a receivables sales agreement with Citibank, N.A. with an aggregate capacity of $100,000,000. The receivables sold under the factoring facilities are without recourse for any customer credit risk and result in a true sale. Receivables are de-recognized in their entirety when sold. As of January 31, 2026, no receivables have been sold, proceeds collected, or purchase discount fees incurred under the agreement.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at estimated full year rates unless collectability is not reasonably assured. At January 31, 2026 and April 30, 2025, the Company had no reserve for incurred cost claim audits.

(Loss) Earnings Per Share

Basic (loss) earnings per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Net (loss) income	$(156,551)	$(1,754)	$(241,024)	$26,955
Denominator for basic (loss) earnings per share:
Weighted average common shares	49,741,441	28,031,901	48,761,481	28,001,089
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	—	—	170,000
Denominator for diluted (loss) earnings per share	49,741,441	28,031,901	48,761,481	28,171,089

Due to the net loss for the three and nine months ended January 31, 2026, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 326,724 and 344,723 for the three and nine months ended January 31, 2026, respectively. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 200,667 and 265 for the three and nine months ended January 25, 2025, respectively.

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

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”), which is intended to improve the navigability of required interim disclosures and clarify when that guidance is applicable, and also to provide additional guidance on what disclosures should be provided in interim reporting periods. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective or retrospective transition. Early adoption is permitted. We are currently evaluating the impact of adopting this new pronouncement

2. Investments

Investments consist of the following (in thousands):

	January 31,	April 30,
	2026	2025
Short-term investments:
Available-for-sale securities:
U.S. government securities	175,071	—
Corporate securities	112,252	—
Certificates of deposit	9,936	—
Total short-term investments	297,259	—
Long-term investments:
Available-for-sale securities:
U.S. government securities	14,086	—
Equity securities and warrants	11,650	1,204
Total long-term available-for-sale securities investments	25,736	1,204
Equity method investments
Investments in limited partnership funds	35,923	30,423
Total equity method investments	35,923	30,423
Total long-term investments	$61,659	$31,627

Available-For-Sale Securities

As of January 31, 2026, the balance of available-for-sale securities consisted of U.S. government securities, certificate of deposits and high-grade corporate bonds. Interest earned from these investments is recorded in interest income (expense), net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest income (expense), net. As of April 30, 2025, the company held no available-for-sale securities.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of January 31, 2026 (in thousands):

	January 31, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate securities	$189,156	$45	$(7)	$189,194
U.S. government securities	112,253	25	(37)	112,241
Certificates of deposit	9,936	—	(11)	9,925
Total available-for-sale securities	$311,345	$70	$(55)	$311,360

Equity Securities

Certain equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other income (expense), net. Unrealized gain (loss) recorded (in thousands):

	Three Months Ended	Three Months Ended	Nine Months Ended	Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Net gain (loss) recognized during the period on equity securities	$(1,405)	$1,454	$7,446	$1,187
Less: Net loss recognized during the period on equity securities sold during the period	—	—	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$(1,405)	$1,454	$7,446	$1,187

Investments Measured at Cost

On December 22, 2025, the Company invested $3,000,000 in a privately-held technology company through a Simple Agreement for Future Equity (“SAFE”). The SAFE provides the Company with the right to receive equity in the issuing company upon the occurrence of certain future events, including a qualifying equity financing or a liquidity event. The Company measures the investment at cost, less any impairment and is recorded in long-term investments and included in Equity securities and warrants line in the investments table above.

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

The Company’s financial assets measured at fair value on a recurring basis at January 31, 2026, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Equity securities	$6,220	$—	$—	$6,220
Warrants	—	2,430	—	2,430
Total	$6,220	$2,430	$—	$8,650

The Company had no financial liabilities measured at fair value on a recurring basis at January 31, 2026.

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

4. Inventories, net

Inventories consist of the following (in thousands):

	January 31,	April 30,
	2026	2025

Raw materials	$157,015	$52,567
Work in process	80,709	73,434
Finished goods	97,189	46,761
Inventories, gross	334,913	172,762
Reserve for inventory excess and obsolescence	(35,636)	(28,672)
Inventories, net	$299,277	$144,090

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. On December 30, 2025, the Company received an initial distribution from the limited partnership fund of $528,000.

In March 2022, the Company entered into a limited partnership agreement with a second limited partnership fund also focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company is committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal years ended April 30, 2025, 2024 and 2023, the Company made total contributions of $5,674,000, $3,074,000, and $5,778,000 respectively. During the nine months ended January 31, 2026, the Company made contributions of $3,244,000. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $2,230,000 to the fund, which are expected to be made over the next two fiscal years.

The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have significant influence when it holds more than a minor interest. For the three and nine months ended January 31, 2026, the Company recorded its ownership percentage of the net (loss) gain of equity method investments, of $(295,000) and $2,688,000, respectively, in equity method investment income, net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. For the three and nine months ended January 25, 2025, the Company recorded its ownership percentage of the net gains of the limited partnerships, or $0 and $1,066,000 respectively, in equity method investment income (loss), net of $0 tax in the unaudited condensed consolidated statements of operations, respectively. At January 31, 2026 and April 30, 2025, the carrying value of the equity method investments of $35,923,000 and $30,423,000, respectively, was recorded in long-term investments.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three and nine months ended January 31, 2026 and January 25, 2025, respectively (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Beginning balance	$6,610	$3,642	$4,189	$5,538
Balance acquired from acquisition	—	—	2,274	—
Warranty expense	1,961	(230)	3,959	(1,070)
Change in estimate	(1,655)	—	(1,655)	—
Warranty costs settled	(1,439)	(625)	(3,290)	(1,681)
Ending balance	$5,477	$2,787	$5,477	$2,787

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	January 31,	April 30,
	2026	2025
Technology	$582,260	$101,645
Licenses	1,008	1,008
Customer relationships	577,291	77,588
Backlog	52,961	2,963
In-process research and development	550	550
Non-compete agreements	320	320
Trademarks and tradenames	1,668	1,668
Other	146	146
Intangibles, gross	1,216,204	185,888
Less accumulated amortization	(290,279)	(137,177)
Intangibles, net	$925,925	$48,711

Technology, backlog and customer relationships intangibles were recognized in conjunction with the Company’s acquisition of Blue Halo on May 1, 2025. Refer to Note 17—Business Acquisitions for further details.

The Company tests identifiable intangible assets for impairment in the fourth quarter of each fiscal year unless there are interim indicators that suggest that it is more likely than not that either the identifiable intangible assets or goodwill may be impaired. In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s Satellite Communication Augmentation Resource (“SCAR”) program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. Due to the trigger event, the Company performed a recoverability test on the long-lived assets of the Space reporting unit, inclusive of the intangibles, for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded for long-lived assets.

The weighted average amortization period as of January 31, 2026 and April 30, 2025 was six and three years, respectively. Amortization expense for the three and nine months ended January 31, 2026 was $49,864,000 and $152,287,000, respectively. Amortization expense for the three and nine months ended January 25, 2025 was $4,778,000 and $14,348,000, respectively.

Estimated remaining amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2026	$50,157
2027	164,101
2028	156,636
2029	153,940
2030	130,905
$655,739

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	AxS	SCDE	Total

Goodwill	$431,157	$—	$431,157
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at April 30, 2025	256,781	—	256,781

Additions to goodwill	943,157	1,413,082	2,356,239
Impairment to goodwill	—	(151,306)	(151,306)

Goodwill	1,374,314	1,413,082	2,787,396
Accumulated impairment losses	(174,376)	(151,306)	(325,682)
Balance at January 31, 2026	$1,199,938	$1,261,776	$2,461,714

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, the Company updated its estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $151,000,000 in the Space reporting unit. As of January 31, 2026, the Company has not identified any events or circumstances, other than those identified for Space, that could trigger an impairment review prior to the Company’s annual impairment test during the fourth quarter of fiscal year 2026, including taking into account the reporting units identified from the BlueHalo acquisition on May 1, 2025.

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

Upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility. In June 2025, the Company drew an additional $10,000,000 under the Revolving Facility. In July 2025, the Company used the proceeds from the issuance of common stock and the Company’s 0% Convertible Senior Notes due 2030 (the “Notes”) to fully repay the Term A Loan and outstanding Revolving Facility balance. The unamortized debt issuance costs allocated to the Term Loan Facility of $6,668,000 were expensed upon repayment of the Term Loan Facility and recorded as interest expense in the consolidated statements of operations. The Revolver Facility remains open and available to the Company. The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit, which as of January 31, 2026 and April 30, 2025, was $11,008,000 and $9,376,000, respectively, and as of January 31, 2026, approximately $338,992,000 was available under the Revolving Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of January

31, 2026, the Company was in compliance with all amended covenants. Please refer to Note 10–Convertible Notes and Note 16–Share Issuances for further details.

Long-term debt and the current period interest rates were as follows:

	January 31,	April 30,
	2026	2025
	(In thousands)	(In thousands)
Revolving credit facility	$—	$30,000
Convertible notes	747,500	—
Total long-term debt	747,500	30,000
Less unamortized debt issuance costs–convertible notes	19,623	—
Total long-term debt, net of unamortized debt issuance costs–convertible notes	$727,877	$30,000
Unamortized debt issuance costs–revolving credit facility	$1,872	$1,281
Current period interest rate	0%	5.9%

Future contractual long-term debt principal payments at January 31, 2026 were as follows:

Fiscal Year	(In thousands)
2026	$—
2027	—
2028	—
2029	—
2030	—
2031	747,500
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

11. Leases

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 31,	January 25,
	2026	2025
Operating lease cost	$18,889	$7,379
Short term lease cost	980	398
Variable lease cost	2,796	1,212
Sublease income	—	—
Total lease costs, net	$22,665	$8,989

Supplemental lease information was as follows:

	Nine Months Ended	Nine Months Ended
	January 31,	January 25,
	2026	2025
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$16,176	$7,328
Right-of-use assets obtained in exchange for new lease liabilities	$4,297	$7,112

Weighted average remaining lease term	72 months	50 months
Weighted average discount rate	6.9%	5.6%

Maturities of operating lease liabilities as of January 31, 2026 were as follows (in thousands):

Fiscal Year
2026	$2,590
2027	24,122
2028	22,538
2029	19,402
2030	15,261
Thereafter	40,167
Total lease payments	$124,080
Less: imputed interest	(25,944)
Total present value of operating lease liabilities	$98,136

12. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Nine Months Ended	Nine Months Ended
	January 31,	January 25,
	2026	2025
Balance as of April 30, 2025 and April 30, 2024, respectively	$(6,514)	$(5,592)
Change in foreign currency translation adjustments	1,015	(605)
Unrealized available-for-sale security losses	(15)	—
Balance as of January 31, 2026 and January 25, 2025, respectively	$(5,514)	$(6,197)

13. Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $58,520,000 and $177,671,000 for the three and nine months ended January 31, 2026. Revenue from customer-funded R&D was approximately $19,730,000 and $58,569,000 for the three and nine months ended January 25, 2025.

14. Long-Term Incentive Awards

During the three months ended August 2, 2025, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2026 LTIP”). Awards under the Fiscal 2026 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2026, July 2027 and July 2028, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2028. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 31, 2026 the Company recorded $1,202,000 and $4,216,000 of compensation expense related to the Fiscal 2026 LTIP, respectively. The Company recorded no compensation expense to the Fiscal 2026 LTIP for the three and nine months ended January 25, 2025, respectively. At January 31, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2026 LTIP is $31,323,000.

During the three months ended July 27, 2024, the Company granted awards under its 2021 Plan to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 31, 2026, the Company recorded $1,541,000 and $6,625,000 of compensation expense related to the Fiscal 2025 LTIP. For the three and nine months ended January 25, 2025, the Company recorded $918,000 and $2,192,000 of compensation expense related to the Fiscal 2025 LTIP. At January 31, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $17,463,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). Awards under the Fiscal 2024 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2024, July 2025 and July 2026, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2026. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three and nine months ended January 31, 2026, the Company recorded $1,239,000 and $5,123,000 of compensation expense related to the Fiscal 2024 LTIP. For the three and nine months ended January 25, 2025, the Company recorded $938,000 and $3,128,000 of compensation expense related to the Fiscal 2024 LTIP. At January 31, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2024 LTIP is $14,454,000.

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. During the three months ended August 2, 2025, the Company issued a total of 61,605 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2023 LTIP. For the three and nine months ended January 31, 2026 the Company recorded no compensation expense related to the Fiscal 2023 LTIP. For the three and nine months ended January 25, 2025, the Company recorded $587,000, and $2,253,000 of compensation expense related to the Fiscal 2023 LTIP, respectively.

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

15. Income Taxes

For the three and nine months ended January 31, 2026, the Company recorded an income tax benefit of $(19,486,000) and $(36,960,000) yielding an effective tax rate of (11.1)% and (13.2%), respectively. For the three and nine months ended January 25, 2025, the Company recorded an income tax benefit of $(605,000) and a provision for income taxes of $659,000 yielding an effective tax rate of (25.6)% and 2.5%, respectively. The variance from statutory rates for the three and nine months ended January 31, 2026 was primarily due to the non-deductible goodwill impairment, for the three months ended January 31, 2026. The variance from statutory rates for the nine months ended January 25, 2025 was primarily due to the decrease in income before taxes, offset by a decrease in foreign-derived intangible income (“FDII”) deductions and federal R&D credits.

On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. R&D expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017 and modifies certain international tax provisions, as part of a broader set of updates to the U.S. international tax rules. These changes are effective for tax years beginning after December 31, 2025, and include modifying key elements of the TCJA-era regime. These include adjusting the international tax effective rates, renaming and reworking of the current global intangible low-taxed income (“GILTI”) regime as “net CFC tested income” and foreign derived intangible income (FDII) deduction as “foreign derived deduction eligible income”, eliminates QBAI reduction, and modifies deductions and foreign tax credit rules. As the OBBBA was enacted during the Company’s fiscal quarter ended August 2, 2025, the Company reflected the impacts of the OBBBA on the condensed consolidated financial statements. The Company is in the process of evaluating the financial statement impact of these provisions in future periods. Each of these changes may result in accelerated tax deductions during the current and future tax years. Cash tax payments for the fiscal year ending April 30, 2026 are expected to be significantly reduced as a result of the accelerated tax deductions. However, the Company's total income tax expense and effective tax rate are not expected to materially change as a result of the new legislation.

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

The following table summarizes the preliminary allocation of the fair value of the merger consideration transferred to assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to change as the Company continues to evaluate the fair values of certain assets and liabilities acquired. Open items in the purchase price allocation include the valuation of assets acquired and liabilities assumed including, but not limited to technology, backlog and customer relationships intangibles; fair value adjustment to inventory, property, plant and equipment; leases; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for inventory and legal matters. During the six months ended January 31, 2026, the Company recorded adjustments related to the preliminary allocation of the purchase price including a revision to the fair value of technology, backlog and customer relationships intangibles; fair value adjustment to inventory; and deferred tax liability resulting in a net increase to goodwill of $73,460,000. These adjustments resulted in a reduction of amortization expense of $(7,427,000) and an increase of amortization expense of $10,957,000 related to the three months ended August 2, 2025 and November 1, 2025, respectively, (in thousands):

May 1,
2025
Fair value of assets acquired:
Accounts receivable, net of allowance for credit losses of $420 at May 1, 2025	$80,752
Unbilled receivables and retentions	96,455
Inventories, net	88,167
Income taxes receivable	3,941
Prepaid expenses and other current assets	13,628
Long-term investments	151
Property and equipment	89,327
Operating lease right-of-use assets	70,879
Intangibles	1,029,800
Goodwill	2,356,239
Other assets	1,086
Total identifiable assets	$3,830,425

Fair value of liabilities assumed:
Accounts payable	56,930
Wages and related accruals	43,031
Customer advances	42,700
Current operating lease liabilities	6,707
Other current liabilities	11,971
Non-current operating lease liabilities	64,720
Deferred income taxes	119,421
Total liabilities assumed	345,480
Total identifiable net assets	$3,484,945

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

The following table summarizes the valuation of the fair value of intangible assets acquired (in thousands):

	Preliminary Fair Value	Estimated Useful Life
		Years
Preliminary fair value of intangible assets acquired:
Backlog	$49,900	1-2
Customer relationships	499,500	4-9
Developed technology	480,400	4-10
Intangible assets acquired	$1,029,800

BlueHalo Supplemental Pro Forma Information (unaudited)

BlueHalo revenue and loss from operations for the nine months ended January 31, 2026 since its acquisition on May 1, 2025 was $656,854,000 and $(334,922,000), inclusive of $161,153,000 of intangible amortization and $151,306,000 of goodwill impairment, respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2024, the first day of the Company's fiscal year 2025. The pro forma amounts include the historical operating results of the Company and BlueHalo prior to the acquisition. The pro forma results are not necessarily indicative of the Company's results of operations that would have been obtained had the acquisition of BlueHalo been completed for the period presented, or which may be realized in the future (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Revenue	$408,045	$395,623	$1,335,229	$1,178,098
Net loss attributable to AeroVironment, Inc.	$(149,381)	$(27,535)	$(178,021)	$(138,675)

The Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize an increase in the fair value of inventory acquired during the three and nine months ended January 31, 2026. In addition, for the three and nine months ended January 31, 2026, the amortization expense associated with the Company's one-year intangible backlog has been eliminated within the pro forma adjustments.

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

The Company incurred approximately $58,166,000 of BlueHalo acquisition-related expenses including integration costs. The Company recognized a nonrecurring pro forma adjustment to the three and nine months ended January 31, 2026 to remove the impact of the transaction costs from the historical balance, while recognizing the $58,166,000 of transaction expenses within the nine months ended January 25, 2025 to reflect the costs as if the acquisition was completed during the nine months ended January 25, 2025.

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

The projected benefit obligation includes assumptions of a discount rate of 3.6% and pension increase for in-payment benefits of 2.5% for both January 31, 2026 and April 30, 2025. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2026. The Company assumed expected return on plan assets of 2.9% for January 31, 2026 and April 30, 2025, respectively.

Expected benefit payments as of April 30, 2025 (in thousands):

2026	$200
2027	208
2028	211
2029	213
2030	215
2031-2035	1,087
Total expected benefit payments	$2,134

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Expected return on plan assets	$—	$—	$—	$—
Interest cost	31	28	93	85
Actuarial gain	—	—	—	—
Net periodic benefit cost	$31	$28	$93	$85

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

The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments sales to each other are eliminated. Effective May 1, 2025, segment adjusted EBITDA is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance. Segment adjusted EBITDA is defined as segment (loss) income from operations before depreciation and amortization, adjusted for the impact of certain other non-cash items, including amortization of implementation of cloud computing arrangements, stock-based compensation, acquisition related expenses, and goodwill impairment. Prior period segment information has been revised to align with the new segment measure of profitability.

	Three Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue:
Product sales	$222,724	$55,090	$277,814
Contract services	56,020	74,211	130,231
	278,744	129,301	408,045
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	182,935	113,633	296,568
Intangible amortization included in cost of sales	7,104	5,579	12,683
SG&A less intangible amortization	44,336	23,898	68,234
Intangible amortization included in SG&A	10,035	21,145	31,180
Research and development	24,142	2,970	27,112
Impairment of goodwill	—	151,306	151,306
Add:
Depreciation	7,069	3,701	10,770
Amortization	17,139	26,724	43,863
Impairment of goodwill	—	151,306	151,306
Acquisition-related expenses	3,914	2,976	6,890
Amortization of cloud computing arrangement implementation	1,610	—	1,610
Other income (expense)	396	609	1,005
Stock-based compensation	5,847	2,223	8,070
Segment adjusted EBITDA	$46,167	$(1,691)	$44,476

	Three Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$139,753	$—	$139,753
Contract services	27,883	—	27,883
	167,636	—	167,636
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	100,734	—	100,734
Intangible amortization included in cost of sales	3,703	—	3,703
SG&A less intangible amortization	42,712	—	42,712
Intangible amortization included in SG&A	1,075	—	1,075
Research and development	22,498	—	22,498
Add:
Depreciation	4,512	—	4,512
Amortization	4,778	—	4,778
Acquisition-related expenses	10,015	—	10,015
Amortization of cloud computing arrangement implementation	644	—	644
Other income (expense)	(478)	—	(478)
Stock-based compensation	5,381	—	5,381
Segment adjusted EBITDA	$21,766	$—	$21,766

	Nine Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue:
Product sales	$712,971	$203,413	$916,384
Contract services	152,671	266,174	418,845
	865,642	469,587	1,335,229
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	548,629	414,275	962,904
Intangible amortization included in cost of sales	40,139	34,169	74,308
SG&A less intangible amortization	147,584	84,006	231,590
Intangible amortization included in SG&A	30,879	66,557	97,436
Research and development	86,028	10,191	96,219
Impairment of goodwill	—	151,306	151,306
Add:
Depreciation	21,542	9,674	31,216
Amortization	71,018	100,726	171,744
Impairment of goodwill	—	151,306	151,306
Acquisition-related expenses	22,667	16,209	38,876
Amortization of cloud computing arrangement implementation	3,839	10	3,849
Other income (expense)	(1,731)	1,197	(534)
Stock-based compensation	20,280	7,785	28,065
Segment adjusted EBITDA	$149,998	$(4,010)	$145,988

	Nine Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$450,488	$—	$450,488
Contract services	95,089	—	95,089
	545,577	—	545,577
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	316,137	—	316,137
Intangible amortization included in cost of sales	11,136	—	11,136
SG&A less intangible amortization	112,287	—	112,287
Intangible amortization included in SG&A	3,211	—	3,211
Research and development	75,827	—	75,827
Add:
Depreciation	12,797	—	12,797
Amortization	14,347	—	14,347
Acquisition-related expenses	13,699	—	13,699
Amortization of cloud computing arrangement implementation	1,894	—	1,894
Other income (expense)	(428)	—	(428)
Stock-based compensation	15,518	—	15,518
Segment adjusted EBITDA	$84,806	$—	$84,806

The following table (in thousands) provides a reconciliation from segment adjusted EBITDA to income before income taxes:

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Segment adjusted EBITDA	$44,476	$21,766	$145,988	$84,806
Depreciation and amortization	(54,633)	(9,290)	(202,960)	(27,144)
Impairment of goodwill	(151,306)	—	(151,306)	—
Acquisition-related expenses	(6,890)	(10,015)	(38,876)	(13,699)
Amortization of cloud computing arrangement implementation	(1,610)	(644)	(3,849)	(1,894)
Stock-based compensation	(8,070)	(5,381)	(28,065)	(15,518)
Equity securities investments activity, net	(1,405)	1,453	7,446	1,185
Interest expense	3,696	(248)	(9,050)	(1,177)
(Loss) income before income taxes	$(175,742)	$(2,359)	$(280,672)	$26,559

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	AxS	SCDE	Corporate	Total
As of January 31, 2026	$2,312,268	$2,119,959	$1,021,409	$5,453,636
As of April 30, 2025	$872,530	$—	$248,037	$1,120,567

Capital expenditures are summarized in the table below (in thousands):

	AxS	SCDE	Corporate	Total
Nine Months Ended January 31, 2026	$33,750	$21,976	$7,683	$63,409
Nine Months Ended January 25, 2025	$12,527	$—	$1,765	$14,292

20. Subsequent Events

On March 10, 2026, during the course of negotiations between the Company and the U.S. Government regarding the Company’s Other Transaction Agreement (the “Agreement”) for the delivery of BADGER phased array antenna systems to support the SCAR program, the U.S. Government informed the Company that it now intends to proceed with a termination for convenience of the Agreement, while providing the Company with the opportunity to compete for work under the SCAR program in the future. The Company intends to continue to invest in the BADGER product line by developing a commercial product to address the phased array antennae market.

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

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three and nine months ended January 31, 2026 and January 25, 2025, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

For the three months ended January 31, 2026 and January 25, 2025, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	January 31,	January 25,
	2026	2025

Gross favorable adjustments	$12,453	$10,304
Gross unfavorable adjustments	(7,994)	(1,154)
Net (unfavorable) favorable adjustments	$4,459	$9,150

For the three months ended January 31, 2026, favorable cumulative catch-up adjustments of $12.5 million were primarily due to cost adjustments on 30 contracts. During the three months ended January 31, 2026, we revised our estimates of the total expected costs to complete an LMS contract and a Small UAS (“SUAS”) contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $3.2 million. For the same period, unfavorable cumulative catch-up adjustments of $8.0 million were primarily related to higher than expected costs on 24 contracts, which individually were not material.

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

For the nine months ended January 31, 2026 and January 25, 2025, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Nine Months Ended
	January 31,	January 25,
	2026	2025

Gross favorable adjustments	$3,294	$11,600
Gross unfavorable adjustments	(12,799)	(2,085)
Net favorable (unfavorable) adjustments	$(9,505)	$9,515

For the nine months ended January 31, 2026, favorable cumulative catch-up adjustments of $3.3 million were primarily due to cost adjustments on 13 contracts, which individually were not material. For the same period, unfavorable cumulative catch-up adjustments of $12.8 million were primarily related to higher than expected costs on 31 contracts.

During the nine months ended January 31, 2026, we revised our estimates of the total expected costs to complete an LMS contract. The impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of approximately $1.9 million. The remaining adjustments individually were not material.

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

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $151 million in the Space reporting unit. As of January 31, 2026, we have not identified any events or circumstances, other than those identified for the Space reporting unit, that could trigger an impairment review prior to the our annual impairment test during the fourth quarter of fiscal year 2026, including taking into account the reporting units identified from the BlueHalo acquisition on May 1, 2025. Due to the trigger event, we also performed a recoverability test on the long-lived assets, inclusive of the intangibles, of the Space reporting unit for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded.

As part of our annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the Uncrewed Ground Vehicles (“UGV”) reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a goodwill impairment charge of $18.4 million during the three months ended April 30, 2025 in the UGV reporting unit. We determined that it was more likely than not that the fair values of our other reporting units were more than their carrying values as of the annual goodwill impairment test date. As such, during the most recent annual impairment test during the fourth quarter of fiscal year 2025, the estimated fair value of all reporting units, other than UGV, substantially exceeded their carrying value.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 31, 2026 Compared to Three Months Ended January 25, 2025

	Three Months Ended
	January 31,	January 25,
	2026	2025

Revenue	$408,045	$167,636
Cost of sales	309,251	104,437
Gross margin	98,794	63,199
Selling, general and administrative	99,414	43,788
Research and development	27,112	22,498
Impairment of goodwill	151,306	—
Loss from operations	(179,038)	(3,087)
Other income (loss):
Interest income (expense), net	3,696	(248)
Other (expense) income, net	(400)	976
Loss before income taxes	(175,742)	(2,359)
Benefit from income taxes	(19,486)	(605)
Equity method investment loss, net of tax	(295)	—
Net loss	$(156,551)	$(1,754)

	Three Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue	$278,744	$129,301	$408,045

Segment adjusted EBITDA	$46,167	$(1,691)	$44,476

	Three Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue	$167,636	$—	$167,636

Segment adjusted EBITDA	$21,766	$—	$21,766

Revenue. Revenue for the three months ended January 31, 2026 was $408.0 million, as compared to $167.6 million for the three months ended January 25, 2025, representing an increase of $240.4 million, or 143%. The increase in revenue was due to an increase in product revenue of $138.1 million and an increase in service revenue of $102.3 million. The increase in product revenue was primarily due to the $85.1 million of product revenue resulting from our acquisition of BlueHalo in May 2025. Legacy AV product revenue included in the AxS segment increased by $53.0 million driven by an increase in LMS, MacCready Works, SUAS, medium uncrewed aircraft systems (“MUAS”) and uncrewed ground vehicles (“UGV”) products due to increase in domestic and international demand. The increase in service revenue was primarily due to the $91.4 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue increased by $10.9 million driven by customer funded R&D and engineering services increase of $10.2 million driven by an increase in SUAS customer funded R&D awards. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

Cost of Sales. Cost of sales for the three months ended January 31, 2026 was $309.3 million, as compared to $104.4 million for the three months ended January 25, 2025, representing an increase of $204.9 million, or 196%. The increase in cost of sales was a result of an increase in product cost of sales of $119.0 million and an increase in service costs of sales of $85.9 million. The increase in product costs of sales was primarily due to an increase of approximately $63.1 million associated with the recently acquired BlueHalo product lines and an increase of approximately $9.4 million in intangible amortization primarily related to the BlueHalo acquisition. For legacy AV business, product cost of sales increased $46.5 million. The increase in legacy product costs of sales was primarily due to an increase of approximately $30 million due to the increase in sales volume and approximately $17 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The increase in service cost of sales was primarily due to an increase of approximately $87.2 million associated with the BlueHalo acquisition, partially offset by a decrease in legacy AV service cost of sales of $1.9 million primarily due to a mix shift of approximately $11 million due to a higher proportion of higher margin services driven by an increase in customer funded R&D, partially offset by an increase of approximately $9 million due to the increase in service revenue. Cost of sales for the three months ended January 31, 2026 included $12.7 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $3.7 million for the three months ended January 25, 2025. As a percentage of revenue, cost of sales increased from 62% to 76% primarily due to increased amortization and other non-cash purchase accounting expenses and an increase in the proportion of service revenue resulting from the effect of the BlueHalo acquisition, resulting in gross margin decreasing from 38% to 24%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended January 31, 2026 was $99.4 million, or 24% of revenue, as compared to SG&A expense of $43.8 million, or 26% of revenue, for the three months ended January 25, 2025. The increase in SG&A expense was primarily due to an increase of $30.1 million of intangible amortization expense related to the BlueHalo acquisition and an increase of approximately $7 million of employee related expenses related to the increase in headcount.

Research and Development. R&D expense for the three months ended January 31, 2026 was $27.1 million, or 7% of revenue, as compared to R&D expense of $22.5 million, or 13% of revenue, for the three months ended January 25, 2025. The increase was primarily related to the BlueHalo acquisition. R&D expense is expected to continue to be 7% to 8% of revenue.

Impairment of Goodwill. Impairment of goodwill for the three months ended January 31, 2026 was $151.3 million. In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $151 million in the Space reporting unit.

Interest Income (Expense), net. Interest income, net for the three months ended January 31, 2026 was $3.7 million compared to interest expense, net of $0.2 million for the three months ended January 25, 2025 due to a combination of higher cash and investment balances and lower interest bearing debt balances.

Other (Expense) Income, net. Other expense, net, for the three months ended January 31, 2026 was $0.4 million as compared to other income, net of $1.0 million for the three months ended January 25, 2025. The increase in other expense, net was driven by unrealized losses in equity security investments.

Benefit from Income Taxes. Our effective income tax rate was (11.1)% for the three months ended January 31, 2026, as compared to (25.6)% for the three months ended January 25, 2025. The change in our effective income tax rate was primarily attributable to FDII, federal R&D credits and non-deductible goodwill impairment loss for the quarter. The effective income tax rate for the three months ended January 31, 2026, was primarily attributable to non-deductible goodwill impairment loss

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended January 31, 2026 was $0.3 million as compared $0 for the three months ended January 25, 2025.

Autonomous Systems

	Three Months Ended
	January 31,	January 25,
	2026	2025
Revenue	$278,744	$167,636

Segment adjusted EBITDA	$46,167	$21,766

Revenue. Revenue for the three months ended January 31, 2026 was $278.7 million, as compared to $167.6 million for the three months ended January 25, 2025, representing an increase of $111.1 million, or 66%. The increase in revenue was due to an increase in product revenue of $83.0 million and an increase in service revenue of $28.1 million. The increase in product revenue was primarily due to the $30.0 million of product revenue resulting from our acquisition of BlueHalo in May 2025. Legacy AV product revenue included in the AxS segment increased by $53.0 million driven by an increase in LMS, MacCready Works, SUAS, MUAS and UGV products due to increase in domestic and international demand. The increase in service revenue was primarily due to the $17.2 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue increased by $11.0 million driven by customer funded R&D and engineering services increase of $10.2 million driven by an increase in SUAS customer funded R&D awards. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the three months January 31, 2026 was $46.2 million, as compared to $21.8 million for the three months ended January 25, 2025, representing an increase of $24.4 million, or 112%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $111.1 million. The increase in revenue was partially offset by an increase in adjusted cost of sales of $79.8 million, adjusted SG&A of $6.2 million and R&D of $1.6 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $37 million associated with the recently acquired BlueHalo product lines, an increase of approximately $38 million due to the increase in sales volume and approximately $7 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production.

Space, Cyber and Directed Energy

	Three Months Ended
	January 31,	January 25,
	2026	2025
Revenue	$129,301	$—

Segment adjusted EBITDA	$(1,691)	$—

Revenue. SCDE revenue for the three months ended January 31, 2026 was $129.3 million, as compared to $0 for the three months ended January 25, 2025. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in revenue is a result of the acquisition.

SCDE Segment Adjusted EBITDA. SCDE segment adjusted EBITDA for the three months January 31, 2026 was $(1.7) million, as compared to $0 for the three months ended January 25, 2025. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in segment adjusted EBITDA is a result of the acquisition.

Nine Months Ended January 31, 2026 Compared to nine Months Ended January 25, 2025

	Nine Months Ended
	January 31,	January 25,
	2026	2025

Revenue	$1,335,229	$545,577
Cost of sales	1,037,212	327,273
Gross margin	298,017	218,304
Selling, general and administrative	329,026	115,499
Research and development	96,219	75,827
Impairment of goodwill	151,306	—
(Loss) income from operations	(278,534)	26,978
Other loss:
Interest expense, net	(9,050)	(1,177)
Other income, net	6,912	758
(Loss) income before income taxes	(280,672)	26,559
(Benefit from) provision for income taxes	(36,960)	659
Equity method investment income, net of tax	2,688	1,055
Net (loss) income	$(241,024)	$26,955

	Nine Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue	$865,642	$469,587	$1,335,229

Segment adjusted EBITDA	$149,998	$(4,010)	$145,988

	Nine Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue	$545,577	$—	$545,577

Segment adjusted EBITDA	$84,806	$—	$84,806

Revenue. Revenue for the nine months ended January 31, 2026 was $1,335.2 million, as compared to $545.6 million for the nine months ended January 25, 2025, representing an increase of $789.6 million, or 145%. The increase in revenue was due to an increase in product revenue of $465.9 million and an increase in service revenue of $323.7 million. The increase in product revenue was primarily due to the $343.3 million of product revenue resulting from our acquisition of BlueHalo in May 2025. Legacy AV product revenue included in the AxS segment increased by $122.6 million driven by an increase in LMS, MUAS, MacCready Works, and UGV products due to increase in domestic and international demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $313.6 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, increased by $10.1 million driven by an increase in customer funded R&D and engineering services of $11.7 million. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

Cost of Sales. Cost of sales for the nine months ended January 31, 2026 was $1,037.2 million, as compared to $327.3 million for the nine months ended January 25, 2025, representing an increase of $709.9 million, or 217%. The increase in cost of sales was a result of an increase in product cost of sales of $418.5 million and an increase in service costs of sales of $291.4 million. The increase in product costs of sales was primarily due to an increase of approximately $242.1 million associated with the recently acquired BlueHalo product lines and an increase of $60.7 million intangible amortization related to the BlueHalo acquisition. For legacy AV business, product cost of sales increased $115.7 million. The increase in legacy product costs of sales was primarily due to an increase of approximately $67 million due to the increase in sales volume and approximately $52 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The increase in service cost of sales was primarily due to an increase of $290.1 million associated with the BlueHalo acquisition and an increase of $5.3 million intangible amortization related to the BlueHalo acquisition, partially offset by a decrease in legacy AV service cost of sales of $4.0 million primarily due to a mix shift of approximately $11 million due to a higher proportion of higher margin services driven by customer funded R&D, partially offset by an increase of approximately $7 million due to an increase in service volume. Cost of sales for the nine months ended January 31, 2026 included $74.3 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $11.1 million for the nine months ended January 25, 2025. As a percentage of revenue, cost of sales increased from 60% to 78% primarily due to increased amortization and other non-cash purchase accounting expenses and an increase in the proportion of service revenue resulting from the effect of the BlueHalo acquisition, resulting in gross margin decreasing from 40% to 22%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the nine months ended January 31, 2026 was $329.0 million, or 25% of revenue, as compared to SG&A expense of $115.5 million, or 21% of revenue, for the nine months ended January 25, 2025. The increase in SG&A expense was primarily due to an increase of $94.2 million of intangible amortization expense primarily related to the BlueHalo acquisition, an increase of approximately $34 million of employee related expenses related to the increase in headcount, and an increase of $32.5 million of acquisition related expenses related to the BlueHalo acquisition.

Research and Development. R&D expense for the nine months ended January 31, 2026 was $96.2 million, or 7% of revenue, as compared to R&D expense of $75.8 million, or 14% of revenue, for the nine months ended January 25, 2025. The increase was primarily related to the BlueHalo acquisition. R&D expense is expected to continue to be 7% to 8% of revenue.

Impairment of Goodwill. Impairment of goodwill for the nine months ended January 31, 2026 was $151.3 million. In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $151 million in the Space reporting unit.

Interest Expense, net. Interest expense, net for the nine months ended January 31, 2026 was $9.1 million compared to $1.2 million for the nine months ended January 25, 2025. The increase was driven by the interest expense related to the Term Loan and Revolver Facility obtained on May 1, 2025 in conjunction with the BlueHalo acquisition and the unamortized debt issuance costs allocated to the Term Loan Facility of $6.7 million, which were expensed upon repayment of the Term Loan Facility in July 2025 using the proceeds from the Notes and common stock issuances in July 2025.

Other Income, net. Other income, net, for the nine months ended January 31, 2026 was $6.9 million compared to other income, net of $0.8 million for the nine months ended January 25, 2025. The increase was primarily due to unrealized gains associated with the fair market value of our equity security investments.

(Benefit from) Provision for Income Taxes. Our effective income tax rate was (13.2)% for the nine months ended January 31, 2026, as compared to 2.5% for the nine months ended January 25, 2025. The change in our effective income tax rate was primarily attributable to FDII, federal R&D credits and non-deductible goodwill impairment loss. The effective income tax rate for the nine months ended January 31, 2026, was primarily attributable to non-deductible goodwill impairment loss.

Equity Method Investment Income, net of Tax. Equity method investment income, net of tax for the nine months ended January 31, 2026 was $2.7 million as compared $1.1 million for the nine months ended January 25, 2025.

Autonomous Systems

	Nine Months Ended
	January 31,	January 25,
	2026	2025
Revenue:	865,642	545,577

Segment adjusted EBITDA	$149,998	$84,806

Revenue. AxS revenue for the nine months ended January 31, 2026 was $865.6 million, as compared to $545.6 million for the nine months ended January 25, 2025, representing an increase of $320.0 million, or 59%. The increase in revenue was due to an increase in product and service revenues of $262.5 million and $57.5 million, respectively. The increase in product revenue was primarily due to the $139.8 million of product revenue resulting from our acquisition of BlueHalo. Legacy AV product revenue included in the AxS segment increased by $122.6 million driven by an increase in LMS, MUAS, MacCready Works, and UGV products due to increase in domestic and international demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $47.4 million of service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, increased by $10.1 million driven by an increase in customer funded R&D and engineering services of $11.7 million. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the nine months January 31, 2026 was $150.0 million, as compared to $84.8 million for the nine months ended January 25, 2025, representing an increase of $65.2 million, or 77%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $320.0 million. The increase in revenue was partially offset by an increase in adjusted cost of sales of $223.1 million, adjusted SG&A of $20.2 million primarily due employee related costs driven by the increased headcount, and R&D of $10.2 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $117.9 million associated with the recently acquired BlueHalo product lines, an increase of approximately $77 million due to the increase in sales volume and approximately $38 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production.

Space, Cyber and Directed Energy

	Nine Months Ended
	January 31,	January 25,
	2026	2025
Revenue:	469,587	—

Segment adjusted EBITDA	$(4,010)	$—

Revenue. SCDE revenue for the nine months ended January 31, 2026 was $469.6 million, as compared to $0 for the nine months ended January 25, 2025. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in revenue is a result of the acquisition.

SCDE Segment Adjusted EBITDA. SCDE segment adjusted EBITDA for the nine months January 31, 2026 was $(4.0) million, as compared to $0 for the nine months ended January 25,2025. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in segment adjusted EBITDA is a result of the acquisition.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of January 31, 2026, our funded backlog was approximately $1,120.7 million, as compared to $726.6 million as of April 30, 2025.

In addition to our funded backlog, we also had unfunded backlog of $2,968.8 million as of January 31, 2026. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining value of awarded Cost Plus and FFP contracts with incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, or at all. Unfunded backlog includes a $1,493.2 million of unexercised options related to the SCAR program which are no longer expected to be awarded.

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

Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $11.0 million as of January 31, 2026. As of January 31, 2026, approximately $339.0 million was available under the Revolving Facility. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €7.0 million ($8.2 million) available for issuing letters of credit of which €2.2 million ($2.6 million) was outstanding as of January 31, 2026.

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

The Company is party to receivables purchase agreement with Citibank, N.A., with an aggregate capacity of $100 million. As of January 31, 2026, no receivables have been sold, proceeds collected, or purchase discount fees incurred.

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

Due to the July 2025 reconciliation bill, commonly known as the One Big Beautiful Bill Act, which allows R&D expenditures to be deducted, we expect our cash taxes paid for U.S. federal income taxes to be significantly reduced for the fiscal year ending April 30, 2026.

Cash Flows

The following table provides our cash flow data for the nine months ended January 31, 2026 and January 25, 2025 (in thousands):

	Nine Months Ended
	January 31,	January 25,
	2026	2025

	(Unaudited)
Net cash used in operating activities	$(173,917)	$(1,054)
Net cash used in investing activities	$(1,224,921)	$(16,601)
Net cash provided by (used in) financing activities	$1,647,210	$(8,388)

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended January 31, 2026 increased by $172.9 million to $(173.9) million, as compared to $(1.1) million for the nine months ended January 25, 2025. The increase in net cash used in operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $260.3 million, largely related to increases in unbilled receivables and retentions due to year over year timing differences as well as increases in inventory to meet demand. The increase in cash used in operating activities was also driven by a decrease in net income of $268.0 million, partially offset by an increase in depreciation and amortization of $175.8 million, largely due to the intangibles and acquired property and equipment from the BlueHalo acquisition, and goodwill impairment of the Space reporting unit of $151.3 million.

Cash Used in Investing Activities. Net cash used in investing activities increased by $1,208.3 million to $(1,224.9) million for the nine months ended January 31, 2026, as compared to $16.6 million for the nine months ended January 25, 2025. The increase in net cash used in investing activities was primarily due to the cash consideration for the acquisition of BlueHalo, net of cash acquired of $844.6 million and the net purchase of available-for-sale securities of $313.7 million.

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $1,655.6 million to $1,647.2 million for the nine months ended January 25, 2025, as compared to net cash used in financing activities of $8.4 million for the nine months ended January 25, 2025. The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common shares of $968.5 million, net of underwriter costs and proceeds from the issuance of Notes of $726.9 million, net of underwriter costs. Part of the proceeds were used to repay the outstanding balances of the Term Loan Facility and Revolving Facility drawn in conjunction with the acquisition of BlueHalo.

Recent Developments

Since the acquisition of BlueHalo, we have been working to integrate the computer systems of Legacy BlueHalo and Legacy AV, and we expect to have an integrated system that complies with the Department of Defense’s CMMC cybersecurity requirements by summer 2026. During the course of this integration effort, we became aware of potential issues concerning Legacy AV’s compliance with certain cybersecurity requirements. Accordingly, in February 2026, we initiated an internal investigation, led by external counsel, regarding Legacy AV’s compliance with cybersecurity requirements in certain Department of Defense contracts and subcontracts, to include an evaluation of the accuracy of Legacy AV’s cybersecurity information in the Supplier Performance Risk System (SPRS). We are committed to complying with all applicable cybersecurity requirements, and depending on the outcome of the evaluation, we will update SPRS as needed.

Our investigation is ongoing, and we cannot predict whether it will lead to any adverse impact, nor can we predict the timing, outcome, or nature of any possible impact. It is possible that, for a period of time, Legacy AV’s ability to receive certain new Department of Defense contracts, subcontracts, or follow-on work could be affected. Additionally, the U.S. Government or other customers could terminate Legacy AV’s existing contracts, cease doing business with Legacy AV, or impose additional requirements. We also could be subject to significant penalties, damages, criminal fines, and suspension or debarment from U.S. Government contracting. Any of these potential consequences could materially and adversely affect our business, prospects, financial condition, and results of operations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. For a discussion of market risks at April 30, 2025, refer to Item 7A in our 2025 annual report on Form 10-K. During the nine months ended January 26, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2025, except as discussed below.

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

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q.

Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that, as of January 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures were effective and were operating at a reasonable assurance level. As part of the ongoing integration of BlueHalo, we are in the process of incorporating the disclosure controls and procedures of BlueHalo. Management’s evaluation of our disclosure controls and procedures as of January 31, 2026 excludes an evaluation of BlueHalo’s disclosure controls and procedures that are subsumed by its internal control over financial reporting of BlueHalo. Notwithstanding the material weaknesses described below in Acquisition of BlueHalo, management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Acquisition of BlueHalo

On May 1, 2025, we completed the acquisition of BlueHalo, a U.S. non-public reporting company. Prior to the acquisition, in connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2024, BlueHalo identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. First, BlueHalo did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, BlueHalo did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. Second, BlueHalo did not design and maintain an effective control environment commensurate with our financial reporting requirements. Specifically, it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions. Third, BlueHalo did not design and maintain effective monitoring activities of the design and operation of controls on a timely basis, or take necessary corrective action to ensure that controls continue to operate effectively and are modified for changes in conditions as appropriate.

As of the date of this report, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the deficiencies and enhance the internal control environment. The remediation plan includes, but is not limited to the following activities which have been performed or are in process:

●	Reviewed and restricted administrator-level access to financial systems, ensuring that elevated privileges are granted only to authorized personnel with a documented business need;
●	Implemented periodic user access reviews to verify appropriateness of access rights and to promptly remove access for terminated or transferred employees;
●	Implementing management review of audit logs relating to critical data and processes, such as vendor master file changes, user role modifications, and rate changes;

●	Enhanced authentication controls by utilizing Okta and Single Sign-On (SSO) to centralize authentication, strengthen password and multi-factor authentication controls, and improve monitoring of user activity;
●	Established processes utilizing the ticketing system to document, approve, and track system changes, configuration updates, and data modifications;
●	Evaluated systems for integration with enterprise-wide monitoring tools, enabling real-time alerts for unauthorized access or unusual activity;
●	Strengthened segregation of duties reviews within key business cycles to ensure that no single individual has control over all aspects of a financial transaction;
●	Provided targeted training to personnel on internal control requirements, documentation standards, and change management protocols;
●	Evaluated internal skill sets and are actively recruiting experienced personnel with expertise in internal controls and accounting;

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

On June 11, 2025, the parties reached an agreement in principle to settle all claims in the class action complaint and PAGA complaint pursuant to a mediator’s proposal made on such a date by the mediator from a May 8, 2025 mediation session held for the class action litigation. A court must approve the terms of the settlement before we will pay any amounts pursuant to the settlement. The parties executed a non-binding memorandum of understanding outlining the materials terms of a proposed settlement agreement and are working on a written settlement agreement consistent with the memorandum of understanding to present to the court for approval. The estimated settlement was accrued in our consolidated statements of income(loss) for the year ended April 30, 2025.

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

Our business is subject to federal, state and international laws and regulations regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk and adversely affect our business and operating results.

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

Our business operations are subject to the evolving requirements of the U.S. DoD Cybersecurity Maturity Model Certification (“CMMC”) program. Our ongoing compliance with the CMMC framework is critical, and the associated costs of CMMC compliance are significant and may increase in the future, potentially affecting our operating results.

If we are unable to comply with the CMMC requirements, our ability to receive certain new Department of Defense contracts, subcontracts, or follow-on work could be affected. Additionally, non-compliance with requirements imposed on government contractors may result in the US Government or other customers terminating our existing contracts, ceasing to do business with us, or imposing additional requirements. We also could be subject to significant penalties, damages, criminal fines, and suspension or debarment from U.S. Government contracting. Any of these potential consequences could materially and adversely affect our business, prospects, financial condition, and results of operations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments.”

Although we endeavor to comply with those federal, state and foreign laws and regulations, industry standards, contractual obligations and other legal obligations that apply to us, such laws, regulations, standards and obligations are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another, other requirements or legal obligations, our practices or the features of our products. As such, we cannot ensure ongoing compliance with all such laws or regulations, industry standards, contractual obligations and other legal obligations, and our efforts to do so may cause us to incur significant costs or require changes to our business practices, which could adversely affect our business and operating results. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulations, industry standards, contractual obligations or other legal obligations, or any actual or suspected security incident, whether or not resulting in unauthorized access to, or acquisition, release or transfer of personal information or other data, may result in governmental enforcement actions and prosecutions, private litigation, fines and penalties or adverse publicity and could cause our customers to lose trust in us, which could have an adverse effect on our reputation and business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable laws, regulations, policies, industry standards, contractual obligations or other legal obligations could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business and operating results.

The indebtedness represented by our Notes could limit the cash flow available for our operations, expose us to risks that could adversely affect our business, financial condition and results of operations and impair our ability to satisfy our obligations under the Notes.

As of January 31, 2026, we had total indebtedness of approximately $727 million consisting of aggregate principal of our Notes. We may incur additional indebtedness to meet future financing needs. The indebtedness represented by our Notes and obligations under the Indenture pursuant to which the Notes were issued could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

In addition, we have shares reserved and available for issuance pursuant to our 2023 Employee Stock Purchase Plan and our Amended and Restated 2021 Equity Incentive Plan and issued 17,425,849 shares of common stock as consideration for the BlueHalo acquisition, substantially all of which are subject to a lock-up, or earlier if approved by us, but will be eligible for resale upon expiration of the applicable lock-up period.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plan

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended January 31, 2026.

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

10.1*	Lease, dated December 18, 2025, between AeroVironment, Inc. and QOZ 201CC TWO, LLC, for the property located at 4387 West 2100 South, West Valley City, Utah 84120
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

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

Date: March 10, 2026		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Kevin P. McDonnell
Kevin P. McDonnell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)