Form 10-Q/A
period 2026-01-31
AeroVironment Inc
filed 2026-06-22
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

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

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A (“Form 10-Q/A”) amends and restates certain items in AeroVironment, Inc.’s (“the Company”) Quarterly Report on Form 10-Q for the quarterly period ended January 31, 2026, initially filed with the Securities and Exchange Commission (the “SEC”) on March 11, 2026 (the “Original Form 10-Q”). This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as adjusted for the effects of the restatement described below.

In this Form 10-Q/A, the Company is restating its previously issued unaudited condensed consolidated financial statements for the three and nine months ended January 31, 2026, as further described below. The Company does not intend to amend any other reports previously filed or furnished with the SEC. Accordingly, investors and other readers should rely only on the financial information and related disclosures regarding the period described above (the “Affected Period”) in this Form 10-Q/A and in any other future filings with the SEC (as applicable) and should not rely on any previously issued or filed reports, press releases, earnings releases, investor presentations or similar communications relating to the Affected Period.

Items Amended in this Filing

This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:

Part I - Item 1. Financial Statements

Part I - Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4. Controls and Procedures

Part II - Item 1A. Risk Factors

Part II - Item 6. Exhibits

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. 1350) from our principal executive officer and principal financial officer, each dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-Q/A as Exhibits 31.1, 31.2 and 32.

This Form 10-Q/A sets forth the information in the Original Form 10-Q in its entirety, as such information is amended and restated where necessary to reflect the restatement and related revisions. Except as provided above, this Form 10-Q/A does not amend, update or change any other items or disclosures. Unless otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter. Accordingly, this Form 10-Q/A should be read in conjunction with the Company’s other SEC filings.

Restatement Background

As described in the Company’s Current Report on Form 8-K filed with the SEC on June 22, 2026, during the preparation of the Company’s consolidated financial statements as of and for the year ended April 30, 2026, the Company identified an error in the calculation of the carrying value used in the goodwill impairment analysis for the Space reporting unit. Specifically, the Space reporting unit carrying value utilized in the goodwill impairment analysis did not include an allocation of the goodwill resulting from acquired deferred tax assets and liabilities. This error had no impact on previously reported GAAP financial information of current assets, current liabilities, revenues, or cash used in operating activities.

As a result of this error, in the Original Form 10-Q:

●	Loss from operations was understated by $89,402,000 for the three and nine months ended January 31, 2026
●	Net loss was understated by $87,272,000 for the three and nine months ended January 31, 2026
●	Basic and diluted net loss per share was understated by $1.75 and $1.79 for the three and nine months ended January 31, 2026, respectively
●	Total assets were overstated by $89,402,000, total liabilities were overstated by $2,130,000, and total stockholders’ equity was overstated by $87,272,000 as of January 31, 2026.

Internal Control Considerations

As a result of the error in the carrying value of the Space reporting unit discussed above, the Company’s management re-evaluated the effectiveness of the Company’s disclosure controls and procedures as of January 31, 2026. The Company’s management determined that the error and the related restatements were the result of a newly identified material weakness in the Company’s internal control over financial reporting related to the preparation and review of the goodwill impairment analysis, and concluded that disclosure controls and procedures as of January 31, 2026 were ineffective. Therefore, the Company’s previous evaluation of its disclosure controls and procedures as of January 31, 2026 should no longer be relied upon. See Part I - Item 4. Controls and Procedures, in this Form 10-Q/A for additional information related to this material weakness in internal control over financial reporting and the related remedial measures.

AeroVironment, Inc.

Item 1.	Financial Statements :
	Condensed Consolidated Balance Sheets as of January 31, 2026 As Restated (Unaudited) and April 30, 2025 (Unaudited)	5
	Condensed Consolidated Statements of Operations for the three and nine months ended January 31, 2026 As Restated (Unaudited) and January 25, 2025 (Unaudited)	6
	Condensed Consolidated Statements of Comprehensive (Loss) Income for the three and nine months ended January 31, 2026 As Restated (Unaudited) and January 25, 2025 (Unaudited)	7
	Condensed Consolidated Statements of Stockholders’ Equity for the three and nine months ended January 31, 2026 As Restated (Unaudited) and January 25, 2025 (Unaudited)	8
	Condensed Consolidated Statements of Cash Flows for the nine months ended January 31, 2026 As Restated (Unaudited) and January 25, 2025(Unaudited)	10
	Notes to Condensed Consolidated Financial Statements (Unaudited)	11
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	34
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46
Item 4.	Controls and Procedures	46

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	49
Item 1A.	Risk Factors	49
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	52
Item 3.	Defaults Upon Senior Securities	52
Item 4.	Mine Safety Disclosures	52
Item 5.	Other Information	52
Item 6.	Exhibits	53
Signatures		54

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	January 31,	April 30,
	2026	2025
	(As Restated)
Assets
Current assets:
Cash and cash equivalents	$289,878	$40,862
Short-term investments	297,259	—
Accounts receivable, net of allowance for credit losses of $2,213 at January 31, 2026 and $203 at April 30, 2025	201,046	101,967
Unbilled receivables and retentions	528,557	290,009
Inventories, net	299,277	144,090
Income taxes receivable	43,031	622
Prepaid expenses and other current assets	45,199	28,966
Total current assets	1,704,247	606,516
Long-term investments	61,659	31,627
Property and equipment, net	158,867	50,704
Operating lease right-of-use assets	91,810	31,879
Deferred income taxes	—	61,460
Intangibles, net	925,925	48,711
Goodwill	2,372,312	256,781
Other assets	49,414	32,889
Total assets	$5,364,234	$1,120,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$109,633	$72,462
Wages and related accruals	75,765	44,253
Customer advances	67,543	15,952
Current operating lease liabilities	15,569	10,479
Income taxes payable	320	356
Other current liabilities	40,489	28,659
Total current liabilities	309,319	172,161
Long-term debt	727,877	30,000
Non-current operating lease liabilities	82,567	23,812
Other non-current liabilities	1,995	2,026
Liability for uncertain tax positions	6,061	6,061
Deferred income taxes	51,497	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at January 31, 2026 and April 30,2025	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—49,934,738 shares at January 31, 2026 and 28,267,517 shares at April 30, 2025	6	4
Additional paid-in capital	4,244,416	618,711
Accumulated other comprehensive loss	(5,514)	(6,514)
Retained (deficit) earnings	(53,990)	274,306
Total stockholders’ equity	4,184,918	886,507
Total liabilities and stockholders’ equity	$5,364,234	$1,120,567

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
	(As Restated)		(As Restated)
Revenue:
Product sales	$277,814	$139,753	$916,384	$450,488
Contract services	130,231	27,883	418,845	95,089
	408,045	167,636	1,335,229	545,577
Cost of sales:
Product sales	199,973	81,001	672,057	253,572
Contract services	109,278	23,436	365,155	73,701
	309,251	104,437	1,037,212	327,273
Gross margin:
Product sales	77,841	58,752	244,327	196,916
Contract services	20,953	4,447	53,690	21,388
	98,794	63,199	298,017	218,304
Selling, general and administrative	99,414	43,788	329,026	115,499
Research and development	27,112	22,498	96,219	75,827
Impairment of goodwill	240,708	—	240,708	—
(Loss) income from operations	(268,440)	(3,087)	(367,936)	26,978
Other income (loss):
Interest income (expense), net	3,696	(248)	(9,050)	(1,177)
Other (expense) income, net	(400)	976	6,912	758
(Loss) income before income taxes	(265,144)	(2,359)	(370,074)	26,559
(Benefit from) provision for income taxes	(21,616)	(605)	(39,090)	659
Equity method investment (loss) income, net of tax	(295)	—	2,688	1,055
Net (loss) income	$(243,823)	$(1,754)	$(328,296)	$26,955
Net (loss) income per share
Basic	$(4.90)	$(0.06)	$(6.73)	$0.96
Diluted	$(4.90)	$(0.06)	$(6.73)	$0.96
Weighted-average shares outstanding:
Basic	49,741,441	28,031,901	48,761,481	28,001,089
Diluted	49,741,441	28,031,901	48,761,481	28,171,089

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
	(As Restated)		(As Restated)
Net (loss) income	$(243,823)	$(1,754)	$(328,296)	$26,955
Other comprehensive income:
Unrealized loss on available-for-sale investments, net of deferred tax expense of $0 for the three and nine months ended January 31, 2026 and January 25, 2025 respectively	169	—	(15)	—
Change in foreign currency translation adjustments	539	(969)	1,015	(605)
Total comprehensive (loss) income	$(243,115)	$(2,723)	$(327,296)	$26,350

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended January 31, 2026 and January 25, 2025 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
				(As Restated)		(As Restated)
Balance at November 1, 2025	49,927,306	$6	$4,234,464	$189,833	$(6,222)	$4,418,081
Net loss	—	—	—	(243,823)	—	(243,823)
Unrealized gain on investments	—	—	—	—	169	169
Foreign currency translation	—	—	—	—	539	539
Employee stock purchase plan contributions	9,182	—	1,888	—	—	1,888
Restricted stock awards	3,079	—	—	—	—	—
Restricted stock awards forfeited	(4,829)	—	—	—	—	—
Issuance of common stock for business acquisition, net of issuance costs	—	—	(6)	—	—	(6)
Stock based compensation	—	—	8,070	—	—	8,070
Balance at January 31, 2026	49,934,738	$6	$4,244,416	$(53,990)	$(5,514)	$4,184,918

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at October 26, 2024	28,205,237	$4	$604,225	$259,396	$(5,228)	$858,397
Net income	—	—	—	(1,754)	—	(1,754)
Foreign currency translation	—	—	—	—	(969)	(969)
Restricted stock awards	16,804	—	—	—	—	—
Restricted stock awards forfeited	(2,601)	—	—	—	—	—
Stock based compensation	—	—	5,381	—	—	5,381
Balance at January 25, 2025	28,219,440	$4	$609,606	$257,642	$(6,197)	$861,055

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the nine months ended January 31, 2026 and January 25, 2025 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional	Retained	Other
	Common Stock		Paid-In	Earnings	Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
				(As Restated)		(As Restated)
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507
Net loss	—	—	—	(328,296)	—	(328,296)
Unrealized loss on investments	—	—	—	—	(15)	(15)
Foreign currency translation	—	—	—	—	1,015	1,015
Employee stock purchase plan contributions	27,737	—	4,355	—	—	4,355
Restricted stock awards	178,561	—	—	—	—	—
Restricted stock awards forfeited	(14,566)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(7,820)	—	(10,900)	—	—	(10,900)
Issuance of common stock for business acquisition, net of issuance costs	17,425,849	2	2,637,339	—	—	2,637,341
Shares issued, net of issuance costs	4,057,460	—	966,846	—	—	966,846
Stock based compensation	—	—	28,065	—	—	28,065
Balance at January 31, 2026	49,934,738	$6	$4,244,416	$(53,990)	$(5,514)	$4,184,918

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	26,955	—	26,955
Foreign currency translation	—	—	—	—	(605)	(605)
Stock options exercised	16,164	—	506	—	—	506
Restricted stock awards	88,587	—	—	—	—	—
Restricted stock awards forfeited	(7,764)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(11,985)	—	(4,064)	—	—	(4,064)
Stock based compensation	—	—	15,518	—	—	15,518
Balance at January 25, 2025	28,219,440	$4	$609,606	$257,642	$(6,197)	$861,055

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended
	January 31,	January 25,
	2026	2025
	(As Restated)
Operating activities
Net (loss) income	$(328,296)	$26,955
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	202,960	27,144
Impairment of goodwill	240,708	—
Gain from equity method investments	(2,688)	(1,055)
Amortization of debt issuance costs	10,273	1,121
Provision for credit losses	1,867	(64)
Reserve for inventory excess and obsolescence	5,125	2,025
Other non-cash expense, net	3,543	1,810
Non-cash lease expense	18,889	7,379
Loss (gain) on foreign currency transactions	264	(22)
Unrealized gain on available-for-sale equity securities, net	(7,446)	(1,187)
Deferred income taxes	(6,464)	—
Stock-based compensation	28,065	15,518
Loss on disposal of property and equipment	1,149	201
Amortization of debt securities	(661)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(19,892)	(11,095)
Unbilled receivables and retentions	(142,088)	(30,172)
Inventories	(92,721)	(1,167)
Income taxes receivable	(38,646)	(14,738)
Prepaid expenses and other assets	(13,287)	(9,314)
Accounts payable	(17,397)	(1,359)
Other liabilities	(17,174)	(13,034)
Net cash used in operating activities	(173,917)	(1,054)
Investing activities
Acquisition of property and equipment	(46,134)	(14,292)
Contributions in equity method investments	(3,243)	(2,309)
Purchase of available-for-sale investments	(335,183)	—
Redemption of available-for-sale investments	21,500
Acquisition of capitalized software to be sold	(17,275)	—
Business acquisitions, net of cash acquired	(844,586)	—
Net cash used in investing activities	(1,224,921)	(16,601)
Financing activities
Principal payments of term loan	(700,000)	(28,000)
Principal payments of revolver	(265,000)	—
Proceeds from long-term debt	693,202	—
Proceeds from revolver, net of creditor costs	233,939	25,000
Proceeds from shares issued, net of underwriter costs	968,515	—
Proceeds from convertible debt, net of underwriter costs	726,944	—
Payment of debt issuance costs	(2,445)	(1,056)
Payment of equity issuance costs	(1,388)	(365)
Holdback and retention payments for business acquisition	—	(390)
Tax withholding payment related to net settlement of equity awards	(10,900)	(4,064)
Employee stock purchase plan contributions	4,355	—
Exercise of stock options	—	506
Other	(12)	(19)
Net cash provided by (used in) financing activities	1,647,210	(8,388)
Effects of currency translation on cash and cash equivalents	644	(258)
Net increase (decrease) in cash and cash equivalents	249,016	(26,301)
Cash and cash equivalents at beginning of period	40,862	73,301
Cash and cash equivalents at end of period	$289,878	$47,000
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$4,335	$19,342
Interest	$12,535	$1,196
Non-cash activities
Issuance of common stock for business acquisition	$2,640,365	$—
Unrealized loss on available-for-sale investments	$(15)	$—
Change in foreign currency translation adjustments	$1,015	$(605)
Acquisitions of property and equipment included in accounts payable	$4,961	$1,608

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

Subsequent to the issuance of the Company’s condensed unaudited consolidated financial statements as of and for the three and nine months ended January 31, 2026 the Company identified an error in the calculation of the carrying value used in the goodwill impairment analysis for the Space reporting unit. Specifically, the Space reporting unit carrying value utilized in the goodwill impairment analysis did not include an allocation of the goodwill resulting from acquired deferred tax assets and liabilities. This restatement corrects an error related to the goodwill impairment recorded during the restated period. This error had no impact on previously reported GAAP financial information of current assets, current liabilities, revenues, or cash used in operating activities.

The effects of the restatement on the unaudited condensed consolidated financial statements as of and for the three and nine months ended January 31, 2026 are summarized in the following tables (in thousands):

Condensed Consolidated Balance Sheets (Unaudited) (in thousands)

	January 31, 2026
	As Previously	Effect of
	Reported	Restatement	As Restated
Assets
Goodwill	$2,461,714	$(89,402)	$2,372,312
Total assets	$5,453,636	$(89,402)	$5,364,234
Liabilities and stockholders’ equity
Deferred income taxes	$53,627	$(2,130)	$51,497
Retained earnings (deficit)	$33,282	$(87,272)	$(53,990)
Total stockholders’ equity	$4,272,190	$(87,272)	$4,184,918
Total liabilities and stockholders’ equity	$5,453,636	$(89,402)	$5,364,234

Condensed Consolidated Statements of Operations (Unaudited) (in thousands)

	Three Months Ended January 31, 2026			Nine Months Ended January 31, 2026
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	As Restated	Reported	Restatement	As Restated
Impairment of goodwill	$151,306	$89,402	$240,708	$151,306	$89,402	$240,708
Loss from operations	$(179,038)	$(89,402)	$(268,440)	$(278,534)	$(89,402)	$(367,936)
Loss before income taxes	$(175,742)	$(89,402)	$(265,144)	$(280,672)	$(89,402)	$(370,074)
Benefit from income taxes	$(19,486)	$(2,130)	$(21,616)	$(36,960)	$(2,130)	$(39,090)
Net loss	$(156,551)	$(87,272)	$(243,823)	$(241,024)	$(87,272)	$(328,296)
Net loss per share
Basic	$(3.15)	$(1.75)	$(4.90)	$(4.94)	$(1.79)	$(6.73)
Diluted	$(3.15)	$(1.75)	$(4.90)	$(4.94)	$(1.79)	$(6.73)

Condensed Consolidated Statements of Comprehensive (Loss) Income (Unaudited) (In thousands)

	Three Months Ended January 31, 2026			Nine Months Ended January 31, 2026
	As Previously	Effect of		As Previously	Effect of
	Reported	Restatement	As Restated	Reported	Restatement	As Restated
Net loss	$(156,551)	$(87,272)	$(243,823)	$(241,024)	$(87,272)	$(328,296)
Total comprehensive loss	$(155,843)	$(87,272)	$(243,115)	$(240,024)	$(87,272)	$(327,296)

Condensed Consolidated Statements of Stockholders’ Equity for the three months ended January 31, 2026 (Unaudited) (In thousands)

As Previously	Effect of

	Reported	Restatement	As Restated
Net loss	$(156,551)	$(87,272)	$(243,823)
Retained deficit	$33,282	$(87,272)	$(53,990)
Total equity balance at January 31, 2026	$4,272,190	$(87,272)	$4,184,918

Condensed Consolidated Statements of Stockholders’ Equity for the nine months ended January 31, 2026 (Unaudited) (In thousands)

	As Previously	Effect of
	Reported	Restatement	As Restated
Net loss	$(241,024)	$(87,272)	$(328,296)
Retained deficit	$33,282	$(87,272)	$(53,990)
Total equity balance at January 31, 2026	$4,272,190	$(87,272)	$4,184,918

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Nine Months Ended January 31, 2026
	As Previously	Effect of
	Reported	Restatement	As Restated
Operating activities
Net loss	$(241,024)	$(87,272)	$(328,296)
Adjustments to reconcile net loss to cash used in operating activities:
Impairment of goodwill	$151,306	$89,402	$240,708
Deferred income taxes	$(4,334)	$(2,130)	$(6,464)
Net cash used in operating activities	$(173,917)	$—	$(173,917)

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

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended		Nine Months Ended
	January 31, 2026	January 25, 2025	January 31, 2026	January 25, 2025
Net (loss) income	$(243,823)	$(1,754)	$(328,296)	$26,955
Denominator for basic (loss) earnings per share:
Weighted average common shares	49,741,441	28,031,901	48,761,481	28,001,089
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	—	—	170,000
Denominator for diluted (loss) earnings per share	49,741,441	28,031,901	48,761,481	28,171,089

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

Estimated remaining amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2026	$50,157
2027	164,101
2028	156,636
2029	153,940
2030	130,905
$655,739

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	AxS	SCDE	Total

Goodwill	$431,157	$—	$431,157
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at April 30, 2025	256,781	—	256,781

Additions to goodwill*	911,602	1,444,637	2,356,239
Impairment to goodwill	—	(240,708)	(240,708)

Goodwill	1,342,759	1,444,637	2,787,396
Accumulated impairment losses	(174,376)	(240,708)	(415,084)
Balance at January 31, 2026	$1,168,383	$1,203,929	$2,372,312

*As part of restatement of the goodwill impairment described in Note 1– Organization and Significant Accounting Policies Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, we have reallocated $31,555,000 of goodwill from the AxS segment to the SCDE segment.

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, the Company updated its estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241,000,000 in the Space reporting unit. As of January 31, 2026, the Company has not identified any events or circumstances, other than those identified for Space, that could trigger an impairment review prior to the Company’s annual impairment test during the fourth quarter of fiscal year 2026, including taking into account the reporting units identified from the BlueHalo acquisition on May 1, 2025.

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

During the three months ended July 30, 2022, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2023 LTIP”). Awards under the Fiscal 2023 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2023, July 2024 and July 2025, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2025. During the three months ended August 2, 2025, the Company issued a total of 61,605 fully-

vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2023 LTIP. For the three and nine months ended January 31, 2026 the Company recorded no compensation expense related to the Fiscal 2023 LTIP. For the three and nine months ended January 25, 2025, the Company recorded $587,000, and $2,253,000 of compensation expense related to the Fiscal 2023 LTIP, respectively.

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

15. Income Taxes

For the three and nine months ended January 31, 2026, the Company recorded an income tax benefit of $(21,616,000) and $(39,090,000) yielding an effective tax rate of (8.2)% and (10.6%), respectively. For the three and nine months ended January 25, 2025, the Company recorded an income tax benefit of $(605,000) and a provision for income taxes of $659,000 yielding an effective tax rate of (25.6)% and 2.5%, respectively. The variance from statutory rates for the three and nine months ended January 31, 2026 was primarily due to the non-deductible goodwill impairment, for the three months ended January 31, 2026. The variance from statutory rates for the nine months ended January 25, 2025 was primarily due to the decrease in income before taxes, offset by a decrease in foreign-derived intangible income (“FDII”) deductions and federal R&D credits.

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

BlueHalo Supplemental Pro Forma Information (unaudited)

BlueHalo revenue and loss from operations for the nine months ended January 31, 2026 since its acquisition on May 1, 2025 was $656,854,000 and $(334,922,000), inclusive of $161,153,000 of intangible amortization and $240,708,000 of goodwill impairment, respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2024, the first day of the Company's fiscal year 2025. The pro forma amounts include the historical operating results of the Company and BlueHalo prior to the acquisition. The pro forma results are not necessarily indicative of the Company's results of operations that would have been obtained had the acquisition of BlueHalo been completed for the period presented, or which may be realized in the future (in thousands):

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Revenue	$408,045	$395,623	$1,335,229	$1,178,098
Net loss attributable to AeroVironment, Inc.	$(236,653)	$(27,535)	$(265,293)	$(138,675)

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

	Three Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue:
Product sales	$222,724	$55,090	$277,814
Contract services	56,020	74,211	130,231
	278,744	129,301	408,045
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	182,935	113,633	296,568
Intangible amortization included in cost of sales	7,104	5,579	12,683
SG&A less intangible amortization	44,336	23,898	68,234
Intangible amortization included in SG&A	10,035	21,145	31,180
Research and development	24,142	2,970	27,112
Impairment of goodwill	—	240,708	240,708
Add:
Depreciation	7,069	3,701	10,770
Amortization	17,139	26,724	43,863
Impairment of goodwill	—	240,708	240,708
Acquisition-related expenses	3,914	2,976	6,890
Amortization of cloud computing arrangement implementation	1,610	—	1,610
Other income (expense)	396	609	1,005
Stock-based compensation	5,847	2,223	8,070
Segment adjusted EBITDA	$46,167	$(1,691)	$44,476

	Three Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$139,753	$—	$139,753
Contract services	27,883	—	27,883
	167,636	—	167,636
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	100,734	—	100,734
Intangible amortization included in cost of sales	3,703	—	3,703
SG&A less intangible amortization	42,712	—	42,712
Intangible amortization included in SG&A	1,075	—	1,075
Research and development	22,498	—	22,498
Add:
Depreciation	4,512	—	4,512
Amortization	4,778	—	4,778
Acquisition-related expenses	10,015	—	10,015
Amortization of cloud computing arrangement implementation	644	—	644
Other income (expense)	(478)	—	(478)
Stock-based compensation	5,381	—	5,381
Segment adjusted EBITDA	$21,766	$—	$21,766

	Nine Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue:
Product sales	$712,971	$203,413	$916,384
Contract services	152,671	266,174	418,845
	865,642	469,587	1,335,229
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	548,629	414,275	962,904
Intangible amortization included in cost of sales	40,139	34,169	74,308
SG&A less intangible amortization	147,584	84,006	231,590
Intangible amortization included in SG&A	30,879	66,557	97,436
Research and development	86,028	10,191	96,219
Impairment of goodwill	—	240,708	240,708
Add:
Depreciation	21,542	9,674	31,216
Amortization	71,018	100,726	171,744
Impairment of goodwill	—	240,708	240,708
Acquisition-related expenses	22,667	16,209	38,876
Amortization of cloud computing arrangement implementation	3,839	10	3,849
Other income (expense)	(1,731)	1,197	(534)
Stock-based compensation	20,280	7,785	28,065
Segment adjusted EBITDA	$149,998	$(4,010)	$145,988

	Nine Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$450,488	$—	$450,488
Contract services	95,089	—	95,089
	545,577	—	545,577
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	316,137	—	316,137
Intangible amortization included in cost of sales	11,136	—	11,136
SG&A less intangible amortization	112,287	—	112,287
Intangible amortization included in SG&A	3,211	—	3,211
Research and development	75,827	—	75,827
Add:
Depreciation	12,797	—	12,797
Amortization	14,347	—	14,347
Acquisition-related expenses	13,699	—	13,699
Amortization of cloud computing arrangement implementation	1,894	—	1,894
Other income (expense)	(428)	—	(428)
Stock-based compensation	15,518	—	15,518
Segment adjusted EBITDA	$84,806	$—	$84,806

The following table (in thousands) provides a reconciliation from segment adjusted EBITDA to income before income taxes:

	Three Months Ended		Nine Months Ended
	January 31,	January 25,	January 31,	January 25,
	2026	2025	2026	2025
Segment adjusted EBITDA	$44,476	$21,766	$145,988	$84,806
Depreciation and amortization	(54,633)	(9,290)	(202,960)	(27,144)
Impairment of goodwill	(240,708)	—	(240,708)	—
Acquisition-related expenses	(6,890)	(10,015)	(38,876)	(13,699)
Amortization of cloud computing arrangement implementation	(1,610)	(644)	(3,849)	(1,894)
Stock-based compensation	(8,070)	(5,381)	(28,065)	(15,518)
Equity securities investments activity, net	(1,405)	1,453	7,446	1,185
Interest expense	3,696	(248)	(9,050)	(1,177)
(Loss) income before income taxes	$(265,144)	$(2,359)	$(370,074)	$26,559

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	AxS	SCDE	Corporate	Total
As of January 31, 2026	$2,299,387	$2,043,438	$1,021,409	$5,364,234
As of April 30, 2025	$872,530	$—	$248,037	$1,120,567

Capital expenditures are summarized in the table below (in thousands):

	AxS	SCDE	Corporate	Total
Nine Months Ended January 31, 2026	$33,750	$21,976	$7,683	$63,409
Nine Months Ended January 25, 2025	$12,527	$—	$1,765	$14,292

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

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis has been revised for the effects of the restatement as discussed in Note 1, Organization and Significant Accounting Policies, to the financial statements included elsewhere in this Quarterly Report on Form 10-Q/A.

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q/A. This section and other parts of this Quarterly Report on Form 10-Q/A contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-

looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2025, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

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

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit. As of January 31, 2026, we have not identified any events or circumstances, other than those identified for the Space reporting unit, that could trigger an impairment review prior to our annual impairment test during the fourth quarter of fiscal year 2026, including taking into account the reporting units identified from the BlueHalo acquisition on May 1, 2025. Due to the trigger event, we also performed a recoverability test on the long-lived assets, inclusive of the intangibles, of the Space reporting unit for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded.

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

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended January 31, 2026 Compared to Three Months Ended January 25, 2025

	Three Months Ended
	January 31,	January 25,
	2026	2025
	(As Restated)

Revenue	$408,045	$167,636
Cost of sales	309,251	104,437
Gross margin	98,794	63,199
Selling, general and administrative	99,414	43,788
Research and development	27,112	22,498
Impairment of goodwill	240,708	—
Loss from operations	(268,440)	(3,087)
Other income (loss):
Interest income (expense), net	3,696	(248)
Other (expense) income, net	(400)	976
Loss before income taxes	(265,144)	(2,359)
Benefit from income taxes	(21,616)	(605)
Equity method investment loss, net of tax	(295)	—
Net loss	$(243,823)	$(1,754)

	Three Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue	$278,744	$129,301	$408,045

Segment adjusted EBITDA	$46,167	$(1,691)	$44,476

	Three Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue	$167,636	$—	$167,636

Segment adjusted EBITDA	$21,766	$—	$21,766

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

Impairment of Goodwill. Impairment of goodwill for the three months ended January 31, 2026 was $240.7 million. In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit.

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

Benefit from Income Taxes. Our effective income tax rate was (8.2)% for the three months ended January 31, 2026, as compared to (25.6)% for the three months ended January 25, 2025. The change in our effective income tax rate was primarily attributable to FDII, federal R&D credits and non-deductible goodwill impairment loss for the quarter. The effective income tax rate for the three months ended January 31, 2026, was primarily attributable to non-deductible goodwill impairment loss

Equity Method Investment Loss, net of Tax. Equity method investment loss, net of tax for the three months ended January 31, 2026 was $0.3 million as compared $0 for the three months ended January 25, 2025.

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

Nine Months Ended January 31, 2026 Compared to nine Months Ended January 25, 2025

	Nine Months Ended
	January 31,	January 25,
	2026	2025
	(As Restated)
Revenue	$1,335,229	$545,577
Cost of sales	1,037,212	327,273
Gross margin	298,017	218,304
Selling, general and administrative	329,026	115,499
Research and development	96,219	75,827
Impairment of goodwill	240,708	—
(Loss) income from operations	(367,936)	26,978
Other loss:
Interest expense, net	(9,050)	(1,177)
Other income, net	6,912	758
(Loss) income before income taxes	(370,074)	26,559
(Benefit from) provision for income taxes	(39,090)	659
Equity method investment income, net of tax	2,688	1,055
Net (loss) income	$(328,296)	$26,955

	Nine Months Ended January 31, 2026
	AxS	SCDE	Total
Revenue	$865,642	$469,587	$1,335,229

Segment adjusted EBITDA	$149,998	$(4,010)	$145,988

	Nine Months Ended January 25, 2025
	AxS	SCDE	Total
Revenue	$545,577	$—	$545,577

Segment adjusted EBITDA	$84,806	$—	$84,806

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

Impairment of Goodwill. Impairment of goodwill for the nine months ended January 31, 2026 was $240.7 million. In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit.

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

(Benefit from) Provision for Income Taxes. Our effective income tax rate was (10.6)% for the nine months ended January 31, 2026, as compared to 2.5% for the nine months ended January 25, 2025. The change in our effective income tax rate was primarily attributable to FDII, federal R&D credits and non-deductible goodwill impairment loss. The effective income tax rate for the nine months ended January 31, 2026, was primarily attributable to non-deductible goodwill impairment loss.

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

Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $11.0 million as of January 31, 2026. As of January 31, 2026, approximately $339.0 million was available under the Revolving Facility. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q/A for further details. In addition, Telerob has a line of credit of €7.0 million ($8.2 million) available for issuing letters of credit of which €2.2 million ($2.6 million) was outstanding as of January 31, 2026.

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

Cash Used in Operating Activities. Net cash used in operating activities for the nine months ended January 31, 2026 increased by $172.9 million to $(173.9) million, as compared to $(1.1) million for the nine months ended January 25, 2025. The increase in net cash used in operating activities was primarily due to a decrease in cash as a result of changes in operating assets and liabilities of $260.3 million, largely related to increases in unbilled receivables and retentions due to year over year timing differences as well as increases in inventory to meet demand. The increase in cash used in operating activities was also driven by a decrease in net income of $355.3 million, partially offset by an increase in depreciation and amortization of $175.8 million, largely due to the intangibles and acquired property and equipment from the BlueHalo acquisition, and goodwill impairment of the Space reporting unit of $240.7 million.

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

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $1,655.6 million to $1,647.2 million for the nine months ended January 31, 2026, as compared to net cash used in financing activities of $8.4 million for the nine months ended January 25, 2025. The increase in net cash provided by financing activities was primarily due to proceeds from issuance of common shares of $968.5 million, net of underwriter costs and proceeds from the issuance of Notes of $726.9 million, net of underwriter costs. Part of the proceeds were used to repay the outstanding balances of the Term Loan Facility and Revolving Facility drawn in conjunction with the acquisition of BlueHalo.

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

In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as of January 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q/A.

In connection with the restatement of our unaudited condensed consolidated financial statements for the period ended January 31, 2026, our principal executive officer and principal financial officer have re-assessed their conclusion on disclosure controls and procedures, concluding that, due to the material weakness in our internal control over financial reporting as described below, our disclosure controls and procedures were not effective as of January 31, 2026.

Notwithstanding the material weaknesses described below in Material Weakness in Connection with the Restatement and Acquisition of BlueHalo, management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Material Weakness in Connection with the Restatement

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

We determined that the error resulting in the restatement of our unaudited condensed consolidated financial statements for the quarter ended January 31, 2026 in this Form 10-Q/A originated from a newly identified material weakness. The material weakness relates to the design of controls over the preparation and review of our goodwill impairment analysis. Specifically, we did not have a properly designed control requiring preparation and review of a reconciliation of goodwill by reporting unit.

Remediation Plan in Connection with the Restatement

We are in the process of, and continue to focus on, designing and implementing effective measures to strengthen our internal control over the reconciliation of goodwill by reporting unit and remediate the material weakness. Our planned remediation is to implement a control over the preparation and review of a quarterly reconciliation of goodwill by reporting unit.

We believe the measure described above will remediate the material weakness identified and strengthen our internal control over financial reporting. However, remedial controls must operate for a sufficient period of time and management must determine, through testing, that the deficiencies have been remediated. Management can give no assurance that the planned measure will remediate the identified material weakness or that additional material weaknesses will not arise in the future. Management will continue to monitor the effectiveness of this and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

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

However, remedial controls must operate for a sufficient period of time and management must determine, through testing, that the deficiencies have been remediated. Management can give no assurance that the measures it has undertaken have remediated the material weaknesses that it has identified or that additional material weaknesses will not arise in the future. Management will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Other than the identification of the material weakness described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended January 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

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

We identified a material weakness in our internal control over financial reporting, and if we are unable to remediate this material weakness, or if we experience additional material weaknesses or other deficiencies in the future or otherwise fail to maintain an effective system of internal control, we may not be able to accurately and timely report our financial results.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim consolidated financial statements may not be prevented or detected on a timely basis. In connection with the preparation of the Company’s consolidated financial statements as of and for the year ended April 30, 2026, the Company identified an error in the calculation of the carrying value used in the goodwill impairment analysis for the Space reporting unit. The Company determined that this error originated from a newly identified material weakness related to the preparation and review of the goodwill impairment analysis.

Remediation efforts place a significant burden on management and add increased pressure to our financial resources and processes. As a result, we may not be successful in making the improvements necessary to remediate the material weakness identified by management, be able to do so in a timely manner, or be able to identify and remediate additional control deficiencies, including material weaknesses, in the future. Additionally, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate and we cannot assure you that we will not identify additional material weaknesses in our internal control over financial reporting in the future.

If we are unable to successfully remediate our existing material weakness or any future material weaknesses or other deficiencies in our internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within the time periods specified by the rules and forms of the SEC, could be adversely affected. This failure could negatively affect the market price and trading liquidity of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

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

10.1†	Lease, dated December 18, 2025, between AeroVironment, Inc. and QOZ 201CC TWO, LLC, for the property located at 4387 West 2100 South, West Valley City, Utah 84120
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) and Rule 15d-14(a) of the Securities Exchange Act of 1934, as amended.
32#**	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document – The instance document does not appear in the Interactive Data Files because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

*     Filed herewith.

**   Furnished herewith.

†     Previously filed with the Original Form 10-Q.

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

Date: June 22, 2026		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sean T. Woodward
Sean T. Woodward
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Vice President and Chief Accounting Officer
(Principal Accounting Officer)