Form 10-K
period 2026-04-30
AeroVironment Inc
filed 2026-06-29
CIK 1368622

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended April 30, 2026
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

The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing price on the NASDAQ Global Select Market on November 1, 2025 was approximately $18,333.5 million.

As of June 24, 2026, the issuer had 50,608,030 shares of common stock, par value $0.0001 per share, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the conclusion of the registrant’s fiscal year ended April 30, 2026, are incorporated by reference into Part III of this Form 10-K.

AEROVIRONMENT, INC.

PART I

Forward-Looking Statements

This Annual Report on Form 10-K (“Annual Report”), contains forward-looking statements, which reflect our current views about future events and financial results. We have made these statements in reliance on the safe harbor created by the Private Securities Litigation Reform Act of 1995 (set forth in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Forward-looking statements include our views on future financial results, financing sources, product development, capital requirements, market growth and the like, and are generally identified by terms including, but not limited to, “may,” “will,” “should,” “could,” “targets,” “projects,” “predicts,” “contemplates,” “anticipates,” “believes,” “estimates,” “expects,” “intends,” “plans,” “forecasts,” “seeks” and similar words. Forward-looking statements are merely predictions and therefore inherently subject to uncertainties and other factors which could cause the actual results to differ materially from the forward-looking statement. These uncertainties and other factors include, among other things:

●	unexpected technical and marketing difficulties inherent in major research and product development efforts;

●	availability of U.S. government and allied government funding for defense procurement and research and development (“R&D”) programs and the changes in the timing and/or amount of government spending and our ability to win such programs;

●	our reliance on certain customers, including the U.S. government and allied foreign governments, for a significant portion of our revenues;

●	the extensive regulatory requirements governing our contracts with the U.S. government and international customers and the results of any audit or investigation of our compliance therewith;

●	our ability to remain a market innovator, to create new market opportunities and/or to expand into new markets;

●	the potential need for changes in our long-term strategy in response to future developments;

●	our ability to attract and retain skilled employees, including retention of employees of acquired companies;

●	unexpected changes in significant operating expenses, including components and raw materials;

●	any disruptions or threatened disruptions to our relationships with our distributors, suppliers, customers and employees, including shortages of components for our products, whether due to restrictions and sanctions imposed by foreign governments or otherwise;

●	changes in the supply, demand and/or prices for our products and services and our ability to perform under existing contracts and obtain new contracts and our ability to comply with the terms of such contracts;

●	increased competition, including from firms that have substantially greater resources than we have and lower-cost manufacturers and service providers, including commercial manufacturers who may seek to enhance their systems’ capabilities over time;

●	the complexities and uncertainty of obtaining and conducting international business, including export compliance and other reporting and compliance requirements;

●	the impact of potential security and cyber threats or the risk of unauthorized access to our, our customers’ and/or our suppliers’ information and systems;

●	changes in the regulatory environment and the consequences to our financial position, business and reputation that could result from failing to comply with such regulatory requirements;
●	our ability to continue to successfully integrate acquired companies into our operations, including the ability to timely and sufficiently integrate international operations into our ongoing business and compliance programs;

●	our ability to respond and adapt to unexpected legal, regulatory and government budgetary changes, such as supply chain disruptions, public health crises, curtailments of trade, diversions of government resources to non-defense priorities, and other business restrictions affecting our ability to manufacture and sell our products and provide our services;

●	failure to develop new products or integrate new technology into current products;
●	any increase in litigation activity or unfavorable results in legal proceedings, including pending class actions, or litigation that may arise from or in conjunction with our recent acquisitions;

●	our ability to comply with the covenants in our loan documents, outstanding convertible notes or acquisition and merger agreements for acquisitions;

●	failure to establish and maintain effective internal control over financial reporting; and

●	general economic and business conditions in the United States and elsewhere in the world, including the impact of inflation.

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

Item 1. Business.

Overview

We are a defense technology provider delivering integrated capabilities across air, land, sea, space, and cyber. We develop and deploy autonomous systems, precision strike systems, counter-UAS technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. We operate an international manufacturing footprint, delivering proven systems and capabilities in markets that we believe offer the potential for significant long-term growth. In addition, we believe that some of the innovative potential products, services and technologies in our R&D pipeline will emerge as new growth platforms in the future, creating additional market opportunities. Effective May 1, 2025 in connection with our acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”), we operate our business in two reportable segments: (1) Autonomous Systems (“AxS”) and (2) Space, Cyber and Directed Energy (“SCDE”).

Autonomous Systems

Uncrewed Aircraft Systems (“UAS"). Our family of uncrewed systems includes Group 1-3 UAS which are deployed globally and offer multi-mission capability, autonomy, versatility, reliability and ease of use, providing the warfighter with critical situational awareness.

●	Small UAS (“SUAS”): Small UAS in Groups 1 and 2 are designed for reliable operation at low altitudes, offering real-time observation and communication capabilities with easy transport, assembly, and quiet electric propulsion. Products include Puma LE, Puma 3 AE, Puma VTOL, P550, Raven B, and VAPOR 55 CLE. Systems within the SUAS portfolio utilize our common and interoperable handheld ground control systems and an array of spare parts and accessories.
●	Medium UAS (“MUAS”): Our Group 3 solutions include the JUMP 20, JUMP 20-X, and T-20. All are field-deployable and deliver extended endurance and increased payload capacity to unlock a broader set of uncrewed missions.
●	AV_Halo Command and Control Software: AV_Halo, including Kinesis Command and Control Software, is a modular, hardware-agnostic software ecosystem built to orchestrate operations across air, land, sea, space, and cyber domains. The software stack is a mission-ready suite of artificial intelligence (“AI”) powered software tools providing AI driven intelligence fusion and the ability to unify command and control, surveillance, targeting, and training under one integrated framework.

Precision Strike and Defensive Systems (“PSDS”). This operating group includes our family of loitering munitions solutions (“LMS”) that deliver actionable intelligence and precision firepower modern warfighters need to achieve mission success across multiple domains and our One-Way Attack Platform, Red Dragon, a fully autonomous-capable UAS designed for precision one-way attack missions in high-threat, GPS-denied, and communications-degraded environments. Integrated Air and Missile Defense (“IAMD”), counter-UAS (“C-UAS”) capabilities in this group include our family of radio frequency detect and defeat counter drones as well as our kinetic C-UAS intercept products. Additionally, this group includes our Electronic Warfare (“EW”) solutions which provide critical tactical communication, geolocation and cyber effects capabilities utilizing modular architectures and open standards.

●	Precision Strike: Our Switchblade family includes the Switchblade 300, Switchblade 400 and Switchblade 600, which are LMS that provide portable, low-signature, precision strike capabilities against static or mobile targets and Blackwing, which provides intelligence, surveillance and reconnaissance (“ISR”) capabilities. Included in Precision Strike is our one-way attack offering, Red Dragon. The Red Dragon family of products offers an autonomous capable, GPS-denied, precision-strike, one-way attack UAS engineered for scalable production and deployment. Designed to operate in disrupted, disconnected, intermittent, and low-bandwidth conditions, it delivers resilience against advanced electronic warfare threats. In addition to these products, we recently launched Mayhem 10. Mayhem 10 is an autonomous, multi-role launched effect that can deploy from air, ground, and maritime platforms. It supports a wide range of mission effects, including ISR, EW, decoy, communications relay, and precision strike.

●	Integrated Air and Missile Defense (“IAMD”): IAMD includes Radio Frequency (“RF”) and Kinetic C-UAS. Our Titan family of solutions provides comprehensive C-UAS RF capabilities comprising multiple detection modalities and highly effective RF defeat. The new Titan 4 system offers a smaller, lighter and more powerful RF-based solution improving in many critical ways on previous capabilities. Titan 4 offers advanced threat detection and rapid response, deploying within five minutes to identify and intercept hostile drones. This autonomous system, powered by AI and machine learning (“ML”), defeats Group 1 and 2 drones, providing non-specialist operators with comprehensive situational awareness and defensive capabilities against UAS threats. Titan SV MPV3 delivers comprehensive 360° surveillance, efficiently detecting malicious SUAS via cutting edge demodulation and decryption capabilities. Titan-MS (multi-sensor) is a multi-mission, multi-threat system pairing Titan 4 with radar and Electro-Optical/Infrared capabilities thereby providing multimodal detection and defeat suitable for fixed-site installations in air, sea, and land domains. Also included is our newest C-UAS kinetic interceptor, Freedom Eagle (“FE-1”). This next-generation C-UAS drone and air defense missile system provides enhanced lethality at range against Group 3 UAS and other large aerial threats, while seamlessly integrating with existing infrastructure and command and control systems.

●	Electronic Warfare Systems: Our EW Systems are designed utilizing sensor open system architecture (“SOSA”) and modular open systems architecture (“MOSA”) standards as well as AI/ML technologies for RF signature analysis and automated detection and identification of out-of-band signals, enhancing system interoperability, modularity, and resilience to enable operational advantage across contested domains. This approach ensures seamless integration with existing defense infrastructures and allied systems, enabling cohesive and

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

Other. Included in “Other” is MacCready Works, our innovation engine where autonomy, AI, and advanced platform technologies converge to deliver next-generation capabilities; Unmanned Maritime (“UUV”); and Uncrewed Ground Systems (“UGV”).

●	MacCready Works: MacCready Works serves as our advanced concepts and innovation organization, focused on the rapid development, prototyping and maturation of unmanned systems and related technologies, underpinned by our perception and autonomy products of AVACORE and SPOTR-EDGE. MacCready Works supports our long term growth by developing new capabilities, enabling expansion into additional mission sets and markets, and helping sustain our competitive position in unmanned systems and related defense and commercial applications. For example, our recent one way attack system, Red Dragon, was conceptualized, developed and scaled within MacCready Works, as well as the WildCat Group 3 vertical take-off and landing (“VTOL”) UAS developed for the Defense Advanced Research Projects Agency (“DARPA”).

●	Unmanned Maritime: Unmanned Maritime provides effective surveillance, reconnaissance, and mine detection in contested waters. The Mission Specialist Defender platform is a robust Remotely Operated Vehicle (“ROV”) designed for precise control of the vehicle position and orientation, heavier payloads, and demanding intervention, such as rendering unexploded ordnance safe or to search and retrieve evidence. The Mission Specialist Wraith is the next-generation platform with increased autonomy, scalability, and extended operational reach. The Pro 5 and Ally are modular underwater systems for diverse operational needs, combining speed, power, efficiency and agility.

●	Uncrewed Ground Systems: Our UGV systems support complex explosive ordnance disposal (“EOD”) operations through multi-axis manipulation and integrated tool exchange capabilities. Our UGVs have proven themselves in a variety of dangerous applications including EOD and improvised explosive devices (“IED”), hazardous materials handling (“HAZMAT”), chemical, biological, radiological, nuclear and explosive (“CBRNE”) threat assessments and special weapons and tactics (“SWAT”) team operations. Products include tEODor EVO, Telemax EVO and our newly launched TOM 50 RE, a new, compact, backpackable UGV.

Space, Cyber and Directed Energy

Space and Directed Energy. Space technology supports satellite operations and communications, missile warning systems, and space-based ISR. Directed energy C-UAS systems use high energy laser systems paired with AI/ML enabled sensing technology to track, identify, and defeat targets.

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

Earth Orbit (“GEO”), and cislunar orbits. We have over 260 systems currently in orbit, including angular rate sensors, fast steering mirrors, power system controllers, command and data handling, and spacecraft attitude determination and control units.

●	Phased Array Antenna Technology: Our PANTHER family of systems supports hypersonic telemetry and tracking, and other missile testing.
●	Directed Energy: The family of LOCUST Laser Weapon System (“LWS”) and LOCUST TATS both use advanced AI and engineering for an effective directed energy kill chain, tracking, identifying, and defeating targets with a high energy laser system. Designed for vehicle integration and roll-on/roll-off modularity and quick deployment, it is easily transported and integrated onto various platforms. The LOCUST X2 product has a 20 to 25-kilowatt range. The LOCUST X3 is a third-generation 20–35+ kilowatt directed energy laser weapon system designed to defeat current and emerging aerial threats, including Group 1–3 unmanned aircraft systems.

Cyber and Mission Solutions. Our Cyber and Mission Solutions Group provides advanced cyber, intel, defense operations, and basic/applied R&D solutions that deliver mission-critical expertise and prototype development for U.S. defense, intelligence community, and national security customers.

●	Cyber: Our expertise spans offensive and defensive cyber capabilities, Geospatial Intelligence (“GEOINT”), Signals Intelligence (“SIGINT”), Measurement and Signature Intelligence (“MASINT”) as well as Open Source Intelligence (“OSINT”) analytics. Our cyber solutions are engineered to empower national security and defense operations with advanced tools and capabilities in both offensive and defensive cyber operations enabling full-spectrum warfare.

●	Mission Solutions: We provide our customers including the Department of Defense (“DoD”) high-end engineering, scientific, and operational expertise and technology to enable multi-domain solutions to support all phases of system lifecycles. Additionally, our R&D capabilities are in alignment with the DoD’s six Critical Technology Areas of Applied Artificial Intelligence, Scaled Directed Energy, Scaled Hypersonics, Advanced Materials and Biomanufacturing, Battlefield Information Dominance, and Contested Logistics Technologies.

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

Expand the market penetration of existing products and services. Our UAS, PSDS, Space and Directed Energy, Cyber and Mission Solutions and other businesses have gained reputations as performance leaders and technology innovators in their respective markets. We intend to increase the penetration of our products and services within the U.S. military, the militaries of allied nations, other government agencies and non-government organizations, including commercial entities. Our strategy is based on the expectation that continued adoption of our solutions by the U.S. military will stimulate demand among allied nations and that exploring new applications will generate opportunities beyond the initial military market.

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

Stay engaged with our key defense customers. We receive support from members within our Strategic Advisory Group (“SAG”), which provides executive level advice to our senior leaders on all matters relating to the DoD. SAG members are highly qualified former members of the U.S. DoD, including retired General and Flag Officers and Senior Executive Service members, each with many decades of experience. We also have a government relations team comprised of individuals with prior military, government and policy making experience who regularly meet with key decision makers within the Pentagon, Congress and other key organizations within the U.S. government. Our global business development organization seeks to understand customer needs, responds to information requests, submits proposals, solicits feedback on the performance of our products and services, furnishes spares, and provides training and customer support. Finally, our project and program managers work intimately with customers to oversee the design, development, testing, manufacturing and delivery of solutions the customers want and need.

Customers

We sell the majority of our products and services to the U.S. DoD, serving branches such as the U.S. Army, Marine Corps, Special Operations Command, Air Force, Navy, Space Force, and Cyber Command; the intelligence community agencies; federal and public safety agencies; allied governments and coalition partners through direct commercial sales or foreign military sales; and commercial customers, supporting critical infrastructure protection, open-source intelligence operations, and advanced research initiatives.

During our fiscal year ended April 30, 2026, we generated approximately 25% of our revenue from the U.S. Army pursuant to orders placed under contract by the U.S. Army on behalf of itself as well as for several other organizations within the U.S. DoD. For that same period, other U.S. government agencies and government subcontractors accounted for 47% of our sales revenue. However, no individual contract accounted for greater than 10% of funded backlog as of April 30, 2026.

Sales revenue to foreign customers, inclusive of foreign military sales made through the U.S. DoD, commercial and consumer customers accounted for 28% of sales revenue during our fiscal year ended April 30, 2026. No individual foreign country accounted for greater than 10% of total sales revenue during our fiscal year ended April 30, 2026.

Technology, Research and Development

Technological Competence and Intellectual Property

A component of our ongoing innovation is a screening process that helps our business managers identify early market needs, which assists us in making timely investments in critical technologies necessary to develop solutions to address these needs. Similarly, we manage new product and business concepts through a commercialization process that balances spending, resources, time and intellectual property considerations against market requirements and potential returns on investment. Strongly linking our technology and business development activities to customer needs in attractive growth markets constitutes an important element of this process. We constantly revisit our customer requirement assumptions to evaluate continued investment and to seek to ensure that our products and services deliver high value as well as high returns.

As of April 30, 2026 we had received and retained 407 U.S. patents, had 64 pending U.S. patent applications; and had numerous foreign patents and pending applications. In many cases, when appropriate and to preserve confidentiality, we opt to protect our intellectual property through trade secrets as opposed to filing for patent protection. We recently filed trademark applications for our new stylized corporate AV logo incorporating a halo feature, as well as the mark All Domain Dominance. Further, we have many U.S. registered trademarks including those for AeroVironment, AV, Switchblade, Raven, VAPOR, Arcturus UAV, JUMP, Tomahawk Robotics, and Kinesis, P550 QUANTIX, WASP, SNIPE, CRYSALIS, and have several pending applications for trademark registration.

The U.S. government licenses some of our intellectual property that was specifically developed in performance of government contracts and may use or authorize others to use this intellectual property. In some cases, we fund the development of certain intellectual property to maximize its value and limit its use by potential competitors. While the development and protection of our intellectual property are integral to the continued success of our business, the loss or limitation of rights to any particular piece of intellectual property would not be expected to have a material adverse effect on our overall business.

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

Technological Capabilities

Our core technological capabilities, developed by more than 50 years of innovation, include robotics and robotics systems autonomy; modular open systems architecture; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning, AI and autonomy; land, maritime and air deployment of munitions and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic crewed and uncrewed mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and integrated mission solutions for austere environments.

The BlueHalo acquisition significantly enhanced our core technological capabilities, which now include advanced RF system design and development, software defined digital phased array antennas and radars, space qualified electronics, laser communication technologies, software defined radios, electronic warfare technology, target acquisition and tracking, directed energy-based weapons systems for counter uncrewed systems, RF-based systems for counter uncrewed, next generation counter uncrewed system missile technology, extended reality and virtual reality systems for training, modeling and simulation, hardware in the loop simulations, C2 sensing and tracking, uncrewed maritime platforms, uncrewed aerial platforms, full spectrum cyber operations, tactical mission networks, multi-int data analytics and threat intelligence, tools and analytics for GEOINT, SIGNINT, MASINT and OSINT, aerospace power and propulsion, material and processes, directed energy, photonics and electronics, biological and nanoscale technology, and health and human performance.

Competition

We believe the principal competitive factors in the markets for our products and services include product performance; safety; innovative features; acquisition cost; lifetime operating cost, including maintenance and support; ease of use; rapid integration with existing equipment and processes; quality; reliability; customer support; and brand reputation. Several companies across the globe, primarily in the U.S., attempt to compete in our markets to some degree, although we believe none match the breadth and depth of our product lines nor our expertise in core capabilities.

The defense market for UAS continues to evolve in response to changing technologies, shifting customer needs and expectations and the potential introduction of new products. Our current principal competitors include Elbit Systems Ltd., Quantum-Systems, Inc., Redwire Corporation, Teledyne Technologies, Inc., Sierra Nevada Corporation, Lockheed Martin Corporation, The Boeing Company, Textron, Inc., Shield AI, Inc., Northrop Grumman Corporation, Griffon Aerospace, Inc., L3Harris Technologies, Inc., Anduril Industries, Inc., Airbus SE and Israeli Aircraft Industries.

The defense and technology markets for Precision Strike and Defensive products and solutions are highly competitive, evolving with rapid technological advancements and shifting customer needs. Competitors in the LMS market include Textron Inc., RTX Corporation, Lockheed Martin Corporation, Anduril Industries, Inc., Aevex Corp., SpektreWorks, Inc., Dragoon Technology LLC, Cummings Aerospace, Inc., Elbit Systems Ltd., and UVision Air Ltd. Competitors in the C-UAS and Electronic Warfare markets include Anduril Industries, Inc., The Boeing Company, Lockheed Martin Corporation, RTX Corporation, DroneShield Limited, SRC Inc., Polaris, Inc., CACI International Inc., Northrop Grumman Corporation, L3Harris Technologies, Inc., and other emerging technology firms and international players.

The space technology and directed energy market includes competitors such as The Boeing Company, Lockheed Martin Corporation, L3Harris Technologies, Inc., BAE Systems, Inc., nLIGHT, Inc., Epirus, Inc., EO Solutions Corporation, Huntington Ingalls Industries, Inc., and RTX Corporation. These companies have extensive experience and resources, offering satellite systems and spacecraft engineering solutions that compete with our offerings.

The cyber and mission solutions areas are highly competitive, with principal competitors including L3Harris Technologies, Inc., Thales Group, Anduril Industries, Inc., Sierra Nevada Corporation, Lockheed Martin Corporation, Booz Allen Hamilton Inc., and Leidos Holdings, Inc. We also face competition from specialized cybersecurity firms.

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

We continue to invest in infrastructure that has enabled us to meet growing demand and efficiently scale capacity to produce thousands of systems annually. By drawing upon experienced personnel across various manufacturing industries including aerospace, automotive and volume commodities, we have instituted lean production systems and leverage our International Organization for Standardization (“ISO”) certification for Quality Management Systems, integrated supply chain strategy, document control systems and process control methodologies for production. Our ISO 9001:2015 + AS9100D certified manufacturing facilities focus on continuous improvement in order to increase acceptance rates, reduce lead times, improve efficiency and lower cost.

We also provide customer service, support and training to ensure the safe and effective operation of our solutions in the field. We employ a “train the trainer” approach that enables subject matter experts within our customers to utilize our solutions at scale.

Seasonality

No material portion of our business is considered to be seasonal. Historically, revenue in the second half of our fiscal years has exceeded revenue in the first half and such trend is expected to continue in fiscal year 2027. The factors that affect our revenue recognition between accounting periods include the timing of new contract awards, the availability of U.S. government and international government funding, lead time to manufacture our systems to customer specification, customer acceptance and other regulatory requirements.

Raw Materials and Suppliers

We are dependent upon the availability of materials and major components and the performance of our suppliers. Historically, we have been successful in obtaining the materials required in our manufacturing processes. We seek to manage materials supply risk through long term non-binding agreements with certain key suppliers that help stabilize pricing, reduce lead times, enhance planning accuracy and, to some degree, mitigate risk. While we believe that all such raw materials and components are available to meet our needs from various suppliers, certain supply chain constraint trends, such as increased demand for domestic suppliers, could cause delays in production and development programs and negatively impact our operating results (see Item 1A, Risk Factors—“If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business,” for more information).

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

Workforce Demographics

As of April 30, 2026, we had 3,991 full time employees and 100 part time employees, of whom 2,366 were in R&D and engineering, 181 were in sales and marketing, 637 were in operations and 907 were general and administrative personnel including over 208 employees with a PhD.

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

Furthermore, we engage in regular confidential surveys to gather insights from our workforce, using the feedback to enhance our organizational environment. Our commitment to our employees is demonstrated through competitive compensation packages, including performance incentives and recognition schemes that encompass all levels within our company. We prioritize the development of our workforce through educational initiatives, training programs, and support for further education and professional certifications. Moreover, we conduct succession planning for leadership roles to ensure the sustained cultivation of a talented management cadre essential for the realization of our strategic vision.

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

Backlog

Consistent with ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”), we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of April 30, 2026 and 2025, our funded backlog was approximately $1,183.0 million and $726.6 million, respectively. We expect that approximately 85% of our backlog will be recognized as revenue during our fiscal year ending April 30, 2027.

In addition to funded backlog, we also had unfunded backlog of $1,457.7 million and $774.6 million as of April 30, 2026 and 2025, respectively. The increase in unfunded backlog is primarily due to the acquisition of BlueHalo. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining value of awarded contracts with incremental funding yet to be received. We do not include unfunded ceiling amounts for sole-source or multi-awardee Indefinite Delivery, Indefinite Quantity (“IDIQ”) contracts in unfunded backlog. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, or at all.

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

U.S. Government Contract Categories

There are three primary types of government contracts in our industry. These basic types of contracts are typically referred to as firm fixed price (“FFP”), cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee (“Cost Plus”) and time and materials (“T&M”) contracts.

Fixed-Price. These contracts are not subject to adjustment by reason of costs incurred in the performance of the contract. With this type of contract, we assume the risk that we will not be able to perform at a cost below the fixed price, except for costs incurred because of contract changes ordered by the customer.

Cost Plus. These contracts reimburse allowable costs and include types such as cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee. Under each type of contract, we assume the risk that we may not be able to recover costs if they are not allowable under the contract terms or applicable regulations, or if the costs exceed the contract funding. They typically present lower profit margins and risk. Cost plus fixed fee contracts are cost reimbursable contracts that provide for payment of a negotiated fee that is fixed at the inception of the contract. A cost plus award fee contract is a cost reimbursable contract that provides for a fee consisting of a base amount, which may be zero, fixed at inception of the contract and an award amount, based upon the government’s satisfaction with the performance under the contract. A cost plus incentive fee contract is a cost reimbursable contract that provides for an initially negotiated fee to be adjusted later by a formula based on the relationship of total allowable costs to total target costs.

Time-and-Materials. Under these contracts, our compensation is based on a fixed hourly rate established for specified labor or skill categories. We risk reduce profitability if our actual costs exceed the costs incorporated into the fixed hourly labor rate. One variation of a standard T&M contract is a T&M, award fee contract. Under this type of contract, a positive or negative incentive can be earned based on achievement against specific performance metrics.

Additional key contract frameworks include the following:

Commercial Service Offerings (“CSO”). These contracts are for services that we typically sell or are prepared to sell to the general public or to non-governmental entities for purposes other than governmental purposes, and we offer to the U.S. Government price, terms and conditions similar to those offered to its commercial customers.

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

Our typical international customer contracts take the form of fixed price contracts and time and materials contracts. Most of our international contracts are fixed-price contracts, as their finite nature is desired by customers. Time-and-materials contracts are more common for our service work with a defined limit on funding and period of performance. Contracts with international customers often include locally advantageous provisions differing from U.S. norms, potentially complicating enforcement and receivable collection. To minimize risks, we assess each contract individually and may require banking guarantees or advance payments.

International sales may be Foreign Military Sales (“FMS”) or Direct Commercial Sales (“DCS”). FMS contracts are agreements between the Company and the U.S. Government, managed by the Defense Security Cooperation Agency (“DSCA”), to supply defense equipment, services, or training to foreign governments or international organizations. Under these agreements, the U.S. Government acts as the primary purchaser and intermediary, holding the contractual responsibility for delivery, while the contractor works directly with the foreign customer to define technical specifications and logistics. DCS contracts are agreements between the Company and a foreign government, international organization, or authorized foreign commercial entity, without the U.S. Government acting as the intermediary contracting party. Under DCS arrangements, the Company is contractually responsible to the foreign customer for delivery, performance, and compliance with applicable U.S. export control laws and regulations, including required licenses and approvals.

Some of our international contracts are subject to industrial participation or offset requirements established by the procuring government. These programs may require us to invest in local industry, source components or services from in-country suppliers, or otherwise provide economic benefits in the customer’s jurisdiction as a condition of securing or performing the contract. Failure to satisfy applicable offset obligations could result in penalties or fees.

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

Item 1A. Risk Factors.

A description of the risks and uncertainties associated with our business is set forth below. You should carefully consider such risks and uncertainties, together with the other information contained in this report and in our other public filings before investing in our common stock. If any such risks and uncertainties actually occur, our business, financial condition or operating results could differ materially from the plans, projections and other forward-looking statements included in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this report and in our other public filings. In addition, if any of the following risks and uncertainties, or if any other risks and uncertainties, actually occurs, our business, financial condition or operating results could be harmed substantially, which could cause the market price of our stock to decline, perhaps significantly. Statements in this section are based on our current beliefs and opinions regarding matters that could materially adversely affect our business, reputation, operations, financial condition and stock price in the future and are not representations as to whether such matters have or have not occurred previously.

Risk Factor Summary

The following is a summary of the risks and uncertainties that could cause our business, financial condition or operating results to be harmed. We encourage you to carefully review the full risk factors contained in this report in their entirety for additional information regarding these risks and uncertainties.

Risks Related to Our Business and Industry

●	We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.
●	A decline in the U.S. and other government budgets, changes in spending or budgetary priorities, or delays in contract awards or in the release of approved funds may significantly and adversely affect our future revenue.
●	If the markets for our products do not grow as expected, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.
●	Our international business poses potentially greater risks than our domestic business.
●	The markets in which we compete are characterized by rapid technological change, requiring us to develop new products and product enhancements, and could render our existing products obsolete.
●	There are difficult issues to navigate in the development and use of AI, which may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities could put us at a competitive disadvantage.

●	We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.
●	If critical components or raw materials used to manufacture our products or used in our development programs become scarce or unavailable, then we may incur delays in manufacturing and delivery of our products and in completing our development programs, which could damage our business.
●	Our ability to stay competitive within our markets may be dependent upon increasing manufacturing capacity to support anticipated growth and achieving cost reductions and projected economies of scale from increasing manufacturing quantities of our products. Failing to adequately increase production capacity and achieve such reductions in manufacturing costs and projected economies of scale could materially adversely affect our business.
●	We face significant risks in the management of our inventory, and failure to effectively manage our inventory levels may result in supply imbalances that could harm our business.
●	Due to the volatile and flammable nature of certain components of our products and equipment, fires or explosions may disrupt our business or cause significant injuries, which could adversely affect our financial results.
●	The operation of UAS and C-UAS in urban environments may be subject to risks, such as accidental collisions and transmission interference, which may limit demand for our UAS and C-UAS in such environments and harm our business and operating results.
●	Shortfalls in available external R&D funding could adversely affect us.
●	Unauthorized access to our, our customers’ and/or our suppliers’ information and systems could negatively impact our business.
●	Our employees or others acting on our behalf have, and may in the future engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur significant costs.
●	Our work for the U.S. government and international governments may expose us to increased security risks.
●	Acquisitions could be difficult to integrate, divert the attention of key personnel, disrupt our business, dilute stockholder value and impair our financial results.
●	Our substantial borrowings under our credit facilities could adversely affect our financial condition and restrict our operating flexibility.

Risks Related to Our U.S. Government Contracts

●	We are subject to extensive government regulation, and our failure to comply with applicable regulations could subject us to penalties that may restrict our ability to conduct our business.
●	Our business could be adversely affected by a negative audit or investigation by the U.S. government.
●	If we fail to establish and maintain important relationships with government agencies and prime contractors, our ability to successfully maintain and develop new business may be adversely affected.
●	Some of our contracts with the U.S. government allow it to use inventions developed under the contracts and to disclose technical data to third parties, which could harm our ability to compete.
●	U.S. government contracts are generally not fully funded at inception, contain certain provisions that may be unfavorable to us and may be undefinitized at the time of the start of performance, which could prevent us from realizing our contract backlog and materially harm our business and results of operations.
●	U.S. government contracts are subject to a competitive bidding process that can consume significant resources without generating any revenue.
●	We are subject to procurement rules and regulations, which increase our performance and compliance costs under our U.S. government contracts.

Risks Related to Legal and Regulatory Requirements

●	We could be prohibited from shipping our products to certain countries if we are unable to obtain U.S. government authorization regarding the export of our products and services, or if current or future export laws limit or otherwise restrict our business. In addition, failure to comply with export laws could result in fines, export restrictions and other sanctions and penalties.
●	We may become subject to government investigations, which could have a material adverse effect on our business, financial condition, results of operations, cash flows and equity.
●	Failure to obtain necessary regulatory approvals from the FAA or other governmental agencies, or limitations put on the use of SUAS, MUAS and C-UAS in response to public privacy concerns, may prevent us from expanding the sales of our SUAS, MUAS and C-UAS to non-military customers in the United States.
●	We are subject to pending legal proceedings that may disrupt our business, cause us to incur substantial costs, expose us to significant legal liabilities and could have a material adverse impact on our financial performance.
●	Our business is subject to federal, state and international laws regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk, subject us to civil or criminal liability and adversely affect our business and operating results.

Risks Related to Our Intellectual Property

●	If we fail to protect, or incur significant costs in defending or enforcing our intellectual property and other proprietary rights, our business, financial condition and results of operations could be materially harmed.
●	We may be sued by third parties for alleged infringement of their proprietary rights, which could be costly, time consuming and limit our ability to use certain technologies in the future.

Risks Related to Securities Markets and Investment in Our Stock

●	The price of our common stock may fluctuate significantly.
●	Our largest stockholder may have the ability to significantly influence all matters submitted to stockholders for approval.
●	The market price of our common stock may decline because of our acquisition activity.
●	We may not be able to obtain capital when desired on favorable terms, if at all, or without dilution to our stockholders.
●	Prior to our acquisition of BlueHalo, BlueHalo was not a U.S. public reporting company. The obligations associated with integrating into a public company, including to remediate BlueHalo’s material weaknesses in internal control over financial reporting, may require significant resources and management attention.
●	We have not paid any cash dividends on our common stock and do not anticipate paying any cash dividends in the foreseeable future.

Risks Related to Our Business and Industry

We rely heavily on sales to certain customers, including the U.S. government, particularly to agencies of the DoD.

Historically, we have derived a significant portion of our total sales from the U.S. government and its agencies. Sales to the U.S. government, either as a prime contractor or subcontractor and inclusive of foreign military sales, represented approximately 85% of our revenue for the fiscal year ended April 30, 2026. The DoD, our principal U.S. government customer, accounted for approximately 63% of our revenue for the fiscal year ended April 30, 2026. We believe that the success and growth of our business for the foreseeable future will continue to depend to a significant degree on our ability to win government contracts, in particular from the DoD. Many of our government customers are subject to budgetary constraints and our continued performance under these contracts, or award of additional contracts from these agencies, could be jeopardized by spending reductions or budget cutbacks at these agencies. Recently, the reduction of government spending has been a primary focus of the federal government. In January 2025, President Trump announced an executive order establishing the Department of Government Efficiency (“DOGE”) to maximize government efficiency and productivity. In February 2025, President Trump directed DOGE to review Pentagon spending for potential waste and fraud. As a result of DOGE and other factors, the funding of U.S. government programs is uncertain. We are dependent on continued congressional appropriations and administrative allotment of funds based on an annual budgeting process. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline.

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

Because we generate a significant portion of our total sales from the U.S. government and its agencies and from foreign governments, our results of operations could be adversely affected by government spending caps, delays in the government budget process, program starts, the award of contracts or orders under existing contracts, or delays in release of funds by the federal government. Delays in the definitization of a contract could result in delayed funding, billing and payment. Our business may be adversely impacted due to shifts in the political environment and resulting changes in the government and agency leadership positions and priorities for funding. We cannot assure you that current levels of congressional funding for our products and services will continue and that our business will not decline, or that such funding will be accessible consistent with previously realized timelines due to federal budgetary review activities and potential freezes on or cancellation of various governmental programs from time to time. If annual budget appropriations or continuing resolutions are not enacted timely, we could face U.S. government shutdowns, which could adversely impact our programs and contracts with the U.S. government (the volume of which materially increased with our BlueHalo acquisition), our ability to receive timely payment from U.S. government entities, our ability to provide services to the U.S. government resulting in lost or delayed revenue under our services contracts, and our ability to timely obtain export licenses for our products and services to fulfill contracts with our international customers.

Additionally, there is a possibility that political decisions made by the U.S. government, such as the establishment of DOGE and the related probes into and reductions in government spending, policy changes regarding prior military commitments by the second Trump administration, including those regarding ongoing conflicts, including between Russia and Ukraine, Israel and Hamas, Israel and Iran, and the U.S. and Iran or an impasse on policy issues between the executive branch and Congress, could impact future spending and program authorizations, which may not increase or may decrease or shift to programs in areas in which we do not provide products or services or are less likely to be awarded contracts. Such changes in spending authorizations and budgetary priorities may occur as a result of shifts in spending priorities from defense-related and other programs due to, among other factors, competing demands for federal funds and the number and intensity of military conflicts. We previously received a stop-work order on an OTA for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program, and in March 2026, the customer terminated the agreement for convenience. We also previously received a stop-work order, which was lifted shortly after issuance, on certain existing U.S. government contracts previously awarded to us for foreign military sales funded by the U.S. government via foreign military financing because of shifting foreign military aid priorities. We may continue to receive future stop-work orders and/or contract cancellations for other existing U.S. government contracts due to shifting foreign military aid priorities. We cannot project the aggregate negative impact on our results of operations due to any future stop-work orders and/or contract cancellations.

Military transformation and changes in overseas operational levels may affect future procurement priorities and existing programs, which could limit demand for our products and services.

We cannot predict whether and when a reduction in overseas operational levels will occur, how future procurement priorities related to defense transformation will be impacted, including by future events such as the conflicts between Russia and Ukraine, Israel and Hamas, Israel and Iran, or the U.S. and Iran or how changes in the threat environment will impact opportunities and competition for our products and services, for existing, additional or replacement programs. While strategically, we have diversified our portfolio in an effort to mitigate the susceptibility of our business to reductions in overseas operational levels, we cannot be certain that such actions have mitigated the risk of our business to such reductions. If defense transformation or overseas operations slow down or cease in key operational areas, then our business, financial condition and results of operations could be impacted negatively.

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

The defense industry is highly competitive and generally characterized by intense competition to win contracts. Our current principal competitors in the UAS market include Elbit Systems Ltd., Quantum-Systems, Inc., Redwire

Corporation, Teledyne Technologies, Inc., Sierra Nevada Corporation, Lockheed Martin Corporation, The Boeing Company, Textron, Inc., Shield AI, Inc., Northrop Grumman Corporation, Griffon Aerospace, Inc., L3Harris Technologies, Inc., Anduril Industries, Inc., Airbus SE and Israeli Aircraft Industries.

The defense and technology markets for Precision Strike and Defensive products and solutions are highly competitive, evolving with rapid technological advancements and shifting customer needs. Competitors in the LMS market include Textron Inc., RTX Corporation, Lockheed Martin Corporation, Anduril Industries, Inc., Aevex Corp., SpektreWorks, Inc., Dragoon Technology LLC, Cummings Aerospace, Inc., Elbit Systems Ltd., and UVision Air Ltd. Competitors in the C-UAS and Electronic Warfare markets include Anduril Industries, Inc., The Boeing Company, Lockheed Martin Corporation, RTX Corporation, DroneShield Limited, SRC Inc., Polaris, Inc., CACI International Inc., Northrop Grumman Corporation, L3Harris Technologies, Inc., and other emerging technology firms and international players.

The space technology and directed energy market includes competitors such as The Boeing Company, Lockheed Martin Corporation, L3Harris Technologies, Inc., BAE Systems, Inc., nLIGHT, Inc., Epirus, Inc., EO Solutions Corporation, Huntington Ingalls Industries, Inc., and RTX Corporation. These companies have extensive experience and resources, offering satellite systems and spacecraft engineering solutions that compete with our offerings.

The cyber and mission solutions areas are highly competitive, with principal competitors including L3Harris Technologies, Inc., Thales Group, Anduril Industries, Inc., Sierra Nevada Corporation, Lockheed Martin Corporation, Booz Allen Hamilton Inc., and Leidos Holdings, Inc. We also face competition from specialized cybersecurity firms.

Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel, including those with security clearances. Furthermore, many of our competitors may be able to use their substantially greater resources and economies of scale to develop competing products and technologies, manufacture in high volumes more efficiently, divert sales from us by winning broader contracts or hire away our employees by offering more lucrative compensation packages. Small business competitors may be able to offer more cost-competitive solutions, due to their lower overhead costs, and take advantage of small business incentive and set aside programs for which we are ineligible. Foreign competitors may also be able to offer more cost-competitive solutions as compared to our products and services. The markets for our products and services are expanding, and competition is intensifying as additional competitors enter such markets and current competitors expand their product lines. In order to secure contracts successfully when competing with larger, well-financed companies, we may need to agree to contractual terms that provide for lower aggregate payments to us over the life of the contract, which could adversely affect our margins. In addition, larger diversified competitors serving as prime contractors may be able to supply underlying products and services from affiliated entities, which would prevent us from competing for subcontracting opportunities on these contracts. Our failure to compete effectively with respect to any of these or other factors could have a material adverse effect on our business, prospects, financial condition or operating results.

If the markets for our products do not grow as expected, if we cannot expand our customer base or if our products and services do not achieve broad acceptance, then we may not be able to achieve our anticipated level of growth.

We cannot accurately predict the future growth rates or sizes of the markets for our products and services. Demand for our products and services may not increase, or may decrease, either generally or in specific markets, for particular types of products and services or during particular time periods. Historically, a large portion of our revenue has been with the U.S. government. Despite expanding our customer base to include international clients and non-military domestic agencies and making initial export breakthroughs, sustained increases in sales to international customers are not guaranteed. An increase in international sales of our product and services may not occur as anticipated. The expansion of the markets for our products in general, and the market for our products and services in particular, depends on several factors, including the following:

●	customer satisfaction with these types of systems as solutions;

●	the cost, performance and reliability of our products and services and those offered by our competitors;

●	customer perceptions regarding the effectiveness and value of these types of systems;

●	restrictions on our ability to market our products and services internationally due to U.S. government laws and regulations;

●	securing necessary regulatory approvals, including access to airspace and wireless spectrum for our uncrewed systems; and

●	marketing efforts and publicity regarding these types of systems and services.

Our international business poses potentially greater risks than our domestic business.

We derived approximately 28% of our revenue from international sales, including U.S. government foreign military sales in which an end user is a foreign government, during the fiscal year ended April 30, 2026, down from 52% for the fiscal year ended April 30, 2025 due to BlueHalo’s lower mix of international sales. We expect to continue to derive a significant portion of our revenue from international sales, including direct sales to allied nations, and initiated through our international operations, Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”). Our international revenue and operations are subject to a number of material risks, including the following:

●	the unavailability of, or difficulties in obtaining any, necessary U.S. governmental authorizations for the export of our products and services to certain foreign jurisdictions;

●	regulatory requirements that may adversely affect our ability to operate in foreign jurisdictions, sell certain products and services or repatriate profits to the United States;

●	the complexity and necessity of using foreign representatives and consultants, and delays in and difficulty of validating foreign representatives and consultants;

●	the complexities of operating a business in an international location through a subsidiary or joint venture structure that may include foreign business partners, subcontractors and suppliers;

●	the complexities of managing a workforce under foreign labor and employment laws and related organizational requirements;

●	the complexity of shipping our products internationally through multiple jurisdictions with varying legal requirements;

●	difficulties in enforcing agreements and collecting receivables through foreign legal systems and other relevant legal issues, including fewer legal protections for intellectual property;

●	potential fluctuations in foreign economies and in the value of foreign currencies and interest rates;

●	potential preferences by prospective customers to purchase from local (non-U.S.) sources;

●	general economic and political conditions in the geographic markets in which we operate;

●	laws or regulations relating to non-U.S. military contracts that favor purchases from non-U.S. manufacturers over U.S. manufacturers;

●	the imposition of in-country production and manufacturing requirements by international customers, or the inclusion of specific financial obligations, including offset obligations, in contracts with international customers;

●	the imposition of tariffs, embargoes, export controls and other trade restrictions; and

●	different and changing legal and regulatory requirements, including those pertaining to anti-corruption, anti-boycott, data protection and privacy, employment law, intellectual property, contracts and tax in the jurisdictions in which we currently operate or may operate in the future.

Negative developments in any of these areas in one or more countries in which we operate could result in adverse effects, such as a reduction in demand for our products and services, the cancellation or delay of orders already placed, threats to our intellectual property, destabilization of performance, difficulty in collecting receivables and a higher cost of doing business, any of which could negatively impact our business, financial condition or results of operations. While we have adopted policies and procedures to facilitate compliance with laws and regulations applicable to our international operations and sales, our failure, or the failure by our employees or others working on our behalf, to comply with such laws and regulations may result in administrative, civil or criminal liabilities, including fines, suspension or debarment from government contracts or suspension of our export privileges. Moreover, our sales, including sales to customers outside the United States, substantially all are denominated in U.S. dollars, and downward fluctuations in the value of foreign currencies relative to the U.S. dollar may make our products more expensive than other products, which could harm our business.

If we are unable to manage the increasing complexity of our business, or achieve or manage our expected growth, our business could be adversely affected.

The complexity of our business has increased significantly over the last several years, most recently with the closing of our acquisition of BlueHalo in May 2025 and Empirical Systems Aerospace, Inc. (“ESAero”) in March 2026. We have increased the number of product lines being pursued, expanded international product sales and added commercial services and engaged in numerous acquisitions further expanding our operations domestically and abroad. Further, we have entered into certain credit facilities that include affirmative and negative covenants and place some restrictions on how we operate our business. Our growth has placed, and our expected growth will continue to place, a strain on our management and our administrative, operational and financial infrastructure. We anticipate further growth of headcount and facilities will be required to address expansion in our product and service offerings and the geographic scope of our customer base. However, if we are unsuccessful in our efforts, our business could decline. Our success will depend in part upon the ability of our senior management to manage our increased complexity and expected growth effectively. To do so, we must continue to hire, train, manage and integrate a significant number of qualified managers and engineers, as well as an adequate support structure. If our new employees perform poorly, or if we are unsuccessful in hiring, training, managing and integrating these new employees, or retaining these or our existing employees, then our business may experience declines.

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

Our business relationships may be subject to disruption due to uncertainty associated with the post-acquisition integration, which could have a material adverse effect on our results of operations, cash flows and financial position.

Parties with which we do business and with which BlueHalo and ESAero did business prior to our acquisitions of such companies may experience uncertainty associated with the integration, including with respect to current or future business relationships with the combined company. Our and our acquired business’ relationships may be subject to disruption as customers, distributors, suppliers, vendors, landlords, joint venture partners and other business partners may attempt to delay or defer entering into new business relationships, negotiate changes in existing business relationships or consider entering into business relationships with parties other than us. These disruptions could have a material and adverse effect on our results of operations, cash flows and financial position, as well as a material and adverse effect on our ability to realize the expected cost savings and other benefits of the acquisition.

Any efforts to expand our offerings beyond our current markets may not succeed, which could negatively impact our operating results.

The U.S. military represents our largest source of revenue. We have, however, expanded our product sales into new market segments, such as RF and kinetic C-UAS, electronic warfare systems, uncrewed underwater vehicles, satellite communications, laser communications, and laser weapon systems from our BlueHalo acquisition. Our efforts to expand our product and service offerings beyond our traditional markets may divert management resources from existing operations and require us to commit significant financial resources to unproven businesses that may not generate additional sales, either of which could significantly impair our operating results.

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

There are difficult issues to navigate in the development and use of AI, which may result in reputational harm or liability, and failure to introduce new and innovative products that have AI capabilities or to respond and comply with a rapidly evolving regulatory landscape could put us at a competitive disadvantage.

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

The pace of AI proliferation within the defense industry and in the broader economy has led to a regulatory landscape characterized by uncertainty and rapid change. In particular, new and evolving laws and regulations outside the United States governing AI systems, most notably the EU Artificial Intelligence Act (the “EU AI Act”), which began phasing in during 2025, may impose significant design, documentation, testing, transparency, human-oversight, and cybersecurity requirements on certain AI-enabled products and applications. The EU AI Act establishes a risk-based regulatory framework that classifies certain AI systems as “high-risk,” including those used in the management and operation of critical infrastructure, biometric identification, and law enforcement applications. AI systems incorporated in defense platforms may be subject to heightened regulatory scrutiny to the extent they are deemed to fall within a “high-risk” category or may fall within the scope of national security exemptions whose boundaries remain uncertain and subject to ongoing interpretation. Our Telerob subsidiary is organized and operates in Germany and some of our products and solutions are sold to customers in EU member states and other jurisdictions considering similar AI regulatory frameworks. Compliance with the EU AI Act and analogous international AI regulatory regimes could require us to modify product designs, implement additional testing and technical documentation processes, increase compliance expenditures, restrict certain AI-enabled capabilities, or limit or prohibit the commercialization of particular AI-enabled features in European or other international markets. We may not be able to anticipate or respond effectively to rapidly evolving and jurisdictionally inconsistent AI regulatory requirements, and any actual or perceived failure to comply could expose us to regulatory penalties, contract disqualification, and reputational harm.

We expect to incur substantial R&D costs and devote significant resources to identifying and commercializing new products and services, which could significantly reduce our profitability and may never result in revenue to us.

Our future growth depends on penetrating new markets, adapting existing products to new applications, and introducing new products and services that achieve market acceptance. We plan to incur substantial R&D costs as part of our efforts to design, develop and commercialize new products and services and enhance existing products. We spent $127.7 million, or 6% of our revenue, in our fiscal year ended April 30, 2026 on internal R&D activities. We believe that there are significant investment opportunities in a number of business areas. Because we account for internal R&D as an operating expense, these expenditures will adversely affect our earnings in the future. Further, our R&D programs may not produce successful results, and our new products and services may not achieve market acceptance, create additional revenue or become profitable, which could materially harm our business, prospects, financial results and liquidity.

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

Our ability to meet customers’ demands depends, in part, on our ability to obtain timely and adequate delivery of high quality materials, components and subsystems, many of which are obtained from a select group of specialized suppliers, including some sole-source providers. In order to mitigate potential disruptions, we maintain long-term, non-binding agreements with several key suppliers that help stabilize pricing, reduce lead times and enhance planning accuracy. We do not have long-term agreements with all suppliers that obligate them to continue to sell components, products required to build our systems or products to us. Our reliance on suppliers without long-term binding contracts involves significant risks and uncertainties, including whether our suppliers will provide an adequate supply of required components or products of sufficient quality, will increase prices for the components or products, and will perform their obligations on a timely basis.

If any of our suppliers face capacity constraints, financial instability, or an unwillingness to provide raw materials or components to us, we may need to seek alternative suppliers or revise our designs, particularly because some of our components are sourced from foreign countries. Locating alternative sources may take significant time, and even then, we may encounter significant delays in manufacturing and shipping. Additionally, credit constraints among key suppliers could impact our cash flow. We have also experienced rising costs for components, shipping, tariffs, warehousing, and inventory. Our domestic suppliers have experienced increased demand for their products, which could impact the availability or price of our components. The permanence of these cost increases remains uncertain, and obtaining replacement components within our required time frames may prove challenging. Shortages could lead to excess inventory and potential obsolescence risks.

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

As a U.S.-based multinational business, we are subject to income tax in the U.S. and numerous jurisdictions outside the U.S. The relevant tax rules and regulations are complex, often changing and, in some cases, are interdependent. If these or other tax rules and regulations should change, our earnings and cash flows could be negatively impacted. Our worldwide provision for income taxes is determined, in part, through the use of significant estimates and judgments. Numerous transactions arise in the ordinary course of business where the ultimate tax determination is uncertain. We undergo tax examinations by tax authorities on a regular basis. While we believe our estimates of our tax obligations are reasonable, the final outcome after the conclusion of any tax examinations and any litigation could be materially different from what has been reflected in our historical financial statements. Due to the July 2025 reconciliation bill, commonly known as the One Big Beautiful Bill Act, and U.S. Internal Revenue Service tax capitalization rules, domestic Section 174A, which allows R&D expenditures to be deducted, we expect a decrease in cash paid for U.S. federal income taxes in future fiscal years relative to prior periods.

Changes in trade policies, including the imposition of tariffs, could cause adverse impacts to our business.

In the first half of 2025, we observed a significant shift in U.S. trade policy, with increased tariffs and the imposition of significant new tariffs that could have had an adverse impact our supply chain and business operation. While certain of the recently announced tariffs have been paused or invalidated by the U.S. Supreme Court, whether and to what degree they may be reinstated is uncertain at this time and may have implications for our supplier and our business. Changes in trade policies, such as new tariffs or increases in tariffs, or reactionary measures including retaliatory tariffs, legal challenges, or currency manipulation, could adversely impact us.

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

In general, we perform our work under FFP contracts and Cost Plus contracts. Under fixed-price contracts, we deliver products or perform services under a contract at a stipulated price. Under cost-plus-fee contracts, which are subject to a contract ceiling amount, we are reimbursed for allowable costs and paid a fee, which may be fixed or performance based. We typically experience lower profit margins under cost-plus-fee contracts than under fixed-price contracts, though fixed-price contracts involve higher risks. In general, if the volume of services we perform under cost-plus-fee contracts increases relative to the volume of services we perform under fixed-price contracts, we expect that our operating margin will decline. In addition, our earnings and margins may decrease depending on the costs we incur in contract performance, our achievement of other contract performance objectives and the stage of our performance at which our right to receive fees, particularly under incentive and award fee contracts, is finally determined.

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

Fixed-price contracts (including both government and commercial contracts) represented approximately 70% of our revenue for the fiscal year ended April 30, 2026. If we fail to anticipate technical problems, estimate costs accurately or control costs during our performance of fixed-price contracts, then we may incur losses on these contracts because we absorb any costs in excess of the fixed price. Under cost-plus-fee contracts, if costs exceed the contract ceiling or are not allowable under the provisions of the contract or applicable regulations, then we may not be able to obtain reimbursement for all such costs. Under time and materials contracts, we are paid for labor at negotiated hourly billing rates and for certain expenses. Because many of our contracts involve advanced designs and innovative technologies, we may experience unforeseen technological difficulties and cost overruns. Under each type of contract, if we are unable to control the costs we incur in performing under the contract, then our financial condition and results of operations could be materially adversely affected. Cost overruns also may adversely affect our ability to sustain existing programs and obtain future contract awards.

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

The development and manufacture of certain of our products involves the handling of a variety of explosive and flammable materials, as well as high power equipment. From time to time, these activities may result in incidents that could cause us to temporarily shut down or otherwise disrupt some manufacturing processes, which could cause production delays, and could result in liability for workplace injuries and/or fatalities. For example, in the past couple of years we have experienced fires in some of our leased facilities that were started by lithium-ion batteries, although none resulted in material damages or disruptions to our operations in such locations. While we have procedures in place regarding the proper storage of batteries and other explosive and flammable materials, we cannot predict whether future fires or other incidents involving such items will occur in the future or the impact on our facilities, operations or production.

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

Urban environments may present certain challenges to the operators of UAS and C-UAS. C-UAS may cause a collision with, and UAS may accidentally collide with other aircraft, persons or property, which could result in injury, death or property damage and significantly damage the reputation of and support for UAS and C-UAS in general. As the usage of UAS and C-UAS has increased, particularly by military customers, the danger of such collisions has increased. Furthermore, the incorporation of our Digital Data Link (“DDL”) technology into our SUAS has increased the number of vehicles which can operate simultaneously in a given area and with this increase has come an increase in the risk of accidental collision. In addition, obstructions to effective transmissions in urban environments, such as large buildings, may limit the ability of the operator to utilize the aircraft for its intended purpose. The risks or limitations of operating UAS and C-UAS in urban environments may limit their value in such environments, which may limit demand for our UAS and C-UAS and consequently materially harm our business and operating results.

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

Our employees or others acting on our behalf have, and may in the future, engage in misconduct or other improper activities, which could cause us to lose contracts or cause us to incur significant costs.

We are exposed to the risk that negligence, fraud or other misconduct from our employees or others acting on our behalf could occur. Misconduct by employees or others could include, for example, intentional failures to comply with U.S. government or other regulations and requirements, engaging in unauthorized activities, insider threats to our cybersecurity, falsifying time records, or the improper use of our customers’ sensitive or classified information. Any such negligence, fraud or other misconduct by our employees or others acting on our behalf could result in regulatory sanctions against us, serious harm to our reputation, a loss of contracts and a reduction in revenues, or cause us to incur significant costs to respond to any related governmental inquiries. It is not always possible to deter misconduct, and the precautions we take to prevent and detect this activity may not be effective in controlling unknown or unmanaged risks or losses, which could cause us to lose contracts or cause a reduction in revenues. In addition, alleged or actual misconduct by employees or others acting on our behalf could result in investigations or prosecutions of persons engaged in the subject activities, which could result in unanticipated consequences or expenses and management distraction for us regardless of whether we are alleged to have any responsibility.

Despite our compliance and training programs, we have in the past and may in the future experience negative consequences from misconduct. Misconduct or improper actions by our employees, agents, subcontractors, suppliers, business partners and/or joint ventures could subject us to administrative, civil or criminal investigations and enforcement actions; monetary and non-monetary penalties; liabilities; and the loss of privileges and other sanctions, including suspension and debarment, which could negatively impact our reputation and ability to conduct business and could have a material adverse effect on our financial position, results of operations and/or cash flows.

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

In March 2026, we closed our acquisition of ESAero, the most recent in a series of acquisitions beginning in February 2021, with the acquisition of Arcturus and the Intelligent Systems Group business segment (“ISG”). We then acquired Telerob in May 2021, Planck Aerosystems, Inc. (“Planck”) in August 2022, Tomahawk Robotics, Inc. (“Tomahawk”) in September 2023 and BlueHalo in May 2025. We intend to consider additional acquisitions that could add to our customer base, technological capabilities or system offerings. Acquisitions involve numerous risks, any of which could harm our business, including the following:

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

Acquisitions also frequently result in the recording of goodwill and other intangible assets that are subject to potential impairments in the future that could harm our financial results. For example, in January 2026 a stop-work order was received on an OTA for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program, and in March 2026, the customer terminated the agreement for convenience. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated the estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order and termination for convenience as well as an increase in expected research and development, and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit. Also, as part of our annual goodwill impairment test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. Due to the changes in estimates, we recorded a goodwill impairment charge of $18.4 million and accelerated amortization of certain UGV intangibles of $4.3 million for our fiscal year ended April 30, 2025. In addition, if we finance acquisitions by issuing equity, or securities convertible into equity, such as the stock issued as consideration for the purchases of BlueHalo, Arcturus and Tomahawk, then our existing stockholders may be diluted, which could lower the market price of our common stock. Further, as lock-up and other restrictions on such consideration shares lapse, we could experience heightened trading activity that could disrupt the market price for our common stock. If we finance acquisitions through debt, such as the convertible notes issued after the BlueHalo acquisition and the credit facilities we entered into in connection with the consummation of our acquisition of Arcturus and subsequently amended in connection with our acquisition of BlueHalo, then such future debt financing may contain covenants or other provisions that limit our operational or financial flexibility and represent default risk if we are unable to maintain certain financial performance metrics while the debt remains outstanding.

It is possible that following an acquisition, the integration process could result in the loss of key employees, the loss of customers, the disruption of either or both of our and the acquired company’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, including the integration of IT systems, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated. In addition, the actual integration may result in additional and unforeseen expenses. If we are not able to adequately address integration challenges, we may be unable to successfully integrate operations, and the anticipated benefits of the acquisition may not be realized.

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

We have a significant amount of goodwill and intangible assets on our consolidated financial statements that are subject to impairment based upon future adverse changes in our business or prospects, such as the impairment recorded for the Space reporting unit.

As of April 30, 2026, the carrying values of goodwill and identifiable intangible assets on our balance sheet were $2,583.1 million and $929.8 million, respectively. We perform our annual impairment tests during the fourth quarter of each fiscal year or when events or circumstances change in a manner that indicates an asset might be impaired. Events or circumstances that could trigger an impairment review include, but are not limited to, a significant adverse change in legal factors or in the business or political climate, an adverse action or assessment by a regulator, unanticipated competition, a loss of key personnel, significant changes in the manner of our use of the acquired assets or the strategy for our overall business, significant negative industry or economic trends or significant underperformance relative to projected future results of operations.

In January 2026, a stop-work order was received on an OTA for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. Additionally, in March 2026, the customer terminated the agreement for convenience. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated the estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order and termination for convenience as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit.

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

On February 19, 2021, in connection with the consummation of the Arcturus acquisition, we entered into a credit agreement with certain lenders, letter of credit issuers, and others (as amended February 4, 2022, June 6, 2023, October 4, 2024 and May 1, 2025 the “Credit Agreement”). With the fourth amendment on May 1, 2025, the Credit

Agreement, with its associated Security and Pledge Agreement, provided for a $700.0 million term A loan (the “Term A Loan”) and provides for a revolving commitment in an aggregate principal amount of $350.0 million (the “Revolving Facility” and together with the Term A Loan, the “Credit Facilities”). On the closing date of the BlueHalo acquisition, the Term A Loan was drawn in full for $700.0 million, and we borrowed approximately $225.0 million from our available Revolving Facility, the combined proceeds of which were used to repay certain outstanding indebtedness of BlueHalo upon the closing of the acquisition of BlueHalo and to pay for certain related transaction costs. In June 2025, we drew an additional $10.0 million under the Revolving Facility.

In July 2025, we issued 4,057,460 shares of common stock at a public offering price of $248.00 per share (the “Common Stock Offering”) and issued $747.5 million aggregate principal amount of 0% convertible senior notes due 2030 (the “Notes” and “Notes Offering”). The aggregate net proceeds from the Common Stock Offering and the Notes Offering, after deducting underwriting discounts and debt and equity issuance costs, was approximately $1.70 billion. The Company used approximately $965.3 million of the net proceeds from the Common Stock Offering and the Notes Offering to repay indebtedness under the Term Loan Facility and outstanding borrowings under the Revolving Credit Facility. The $700.0 million term loan was repaid in full and closed; although new term loans can be renegotiated and issued under the Credit Facility. The Revolving Facility is available to be drawn upon. As of April 30, 2026, $747.5 million of Notes was outstanding.

The Notes are senior unsecured obligations of the company. The Notes do not bear regular interest, and the principal amount of the Notes will not accrete. The notes mature on July 15, 2030, and are convertible prior to April 15, 2030 only upon specified events, and thereafter at the holder’s option until two trading days before maturity. The initial conversion rate is 3.1017 shares of the Company's common stock per $1,000 principal amount of Notes, which represents an initial conversion price of approximately $322.40 per share of the Company's common stock. The Company may settle conversions entirely in cash or in a combination of cash and shares, but all conversions must be settled in cash up to at least the principal amount of the Notes being converted. On or after July 21, 2028 and up to 61 scheduled trading days before maturity, the Notes are redeemable at the Company’s option at par plus accrued special interest if the stock price exceeds 130% of the conversion price for specified trading day thresholds; partial redemptions require at least $100 million principal remaining outstanding, and any call is treated as a Make Whole Fundamental Change increasing the conversion rate in certain cases. Upon a Fundamental Change (certain business combinations or delisting events), holders may require repurchase at par plus accrued special interest (with a limited exception for certain cash mergers). The notes include customary events of default with automatic acceleration upon certain company level bankruptcy events and acceleration at the trustee’s or 25% holders’ direction for other continuing defaults; however, for certain reporting covenant breaches, the company may elect a “sole remedy” consisting solely of the payment of additional special interest at 0.25% per annum for the first 180 days and 0.50% thereafter, for up to 365 days.

In support of our obligations under the Credit Facilities, we have granted security interests in substantially all of our personal property and that of our domestic subsidiaries, including a pledge of the equity interests in our subsidiaries (limited to 65% of outstanding equity interests in the case of our foreign subsidiaries), subject to customary exclusions and exceptions. In addition, our domestic subsidiaries are required to be guarantors of the Credit Facilities.

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

If we do not have sufficient funds to repay outstanding loans, it may be necessary to refinance our debt through additional debt or equity financings. Any refinancing with new debt could be at higher interest rates and may require us to comply with more onerous covenants than the Credit Agreement, which could further restrict our business operations. Any refinancing through our sale of equity or equity-linked securities would result in further dilution to our stockholders or may provide for rights, preferences or privileges senior to those of holders of our common stock.

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

As of April 30, 2026, we had total indebtedness of approximately $747.5 million consisting of aggregate principal of our Notes. We may incur additional indebtedness to meet future financing needs. The indebtedness represented by our Notes and obligations under the Indenture pursuant to which the Notes were issued could have significant negative consequences for our security holders and our business, results of operations and financial condition by, among other things:

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

As a contractor to the U.S. government, we are subject to and must comply with various government regulations that impact our revenue, operating costs, profit margins and the internal organization and operation of our business. The most significant regulations and regulatory authorities affecting our business include the following:

●	the Federal Acquisition Regulations and supplemental agency regulations, which comprehensively regulate the formation and administration of, and performance under, U.S. government contracts;

●	the Truth in Negotiations Act, which requires certification and disclosure of all factual cost and pricing data in connection with contract negotiations;

●	the False Claims Act and the False Statements Act, which impose penalties for payments made on the basis of false facts provided to the government and on the basis of false statements made to the government, respectively;

●	the Foreign Corrupt Practices Act, which prohibits U.S. companies from providing anything of value to a foreign official to help obtain, retain or direct business, or obtain any unfair advantage;

●	U.S. DoD Cybersecurity Maturity Model Certification (“CMMC”) program, which mandates third-party assessments for companies working with the U.S. DoD, verifying such companies’ adherence to specific cybersecurity standards;

●	the National Telecommunications and Information Administration and the Federal Communications Commission, which regulate the wireless spectrum allocations upon which UAS depend for operation and data transmission in the United States;

●	the Federal Aviation Administration, which regulates the use of airspace for all aircraft, including UAS operation in the United States;

●	controls to protect U.S. Government controlled unclassified information (“CUI”), which our suppliers have access to in order to comply with cyber security regulations;

●	the International Traffic in Arms Regulations and Export Administration Regulations, which regulate the export of sensitive technology and hardware, including controlled technical data, defense articles and defense services and restrict the countries from which we may purchase materials and services used in the production of certain of our products; and

●	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes or determined to be CUI and the exportation of certain products and technical data.

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

Like most government contractors, our contracts are audited and reviewed on a continual basis by the DCMA and the DCAA. The indirect costs we incur in performing government contracts have been audited or have been subject to audit on an annual basis. The audits of legacy AV’s incurred cost claims through fiscal year 2024 have been settled, and the audits of BlueHalo’s incurred cost claims through fiscal 2021 have been settled. As of April 30, 2026, we had no reserve for open incurred cost claim audits. In addition, non-audit reviews or investigations by the government may still be conducted on all our government contracts.

Any costs found to be improperly allocated to a specific Cost Plus contract will not be reimbursed, while such costs already reimbursed must be refunded. If an audit or investigation of our business were to uncover improper or illegal activities, we could be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, suspension of payments, fines and suspension or debarment from doing business with the U.S. government. We could experience serious harm to our reputation if allegations of impropriety or illegal acts were made against us, even if the allegations were inaccurate. In addition, responding to governmental audits or investigations may involve significant expense and divert management attention. If any of the foregoing were to occur, our financial condition and operating results could be materially adversely affected.

Moreover, if any of our administrative processes and business systems are found not to comply with the applicable requirements, we may be subjected to increased government scrutiny or required to obtain additional governmental approvals that could delay or otherwise adversely affect our ability to compete for or perform contracts. Legacy AV’s purchasing system was most recently reviewed and approved again in February 2025, and BlueHalo’s purchasing system was recently reviewed and approved again in April 2025. An unfavorable outcome to such an audit or investigation by the DCAA, U.S. Department of Justice (“DOJ”), or other government agency, could materially adversely affect our competitive position, affect our ability to obtain new government business, and obtain the maximum price for our products and services, and result in a substantial reduction of our revenues.

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

We are subject to various legal proceedings and claims, and additional lawsuits may arise in the future. Occasionally we are also involved in governmental inquiries and investigations and administrative and regulatory proceedings. Our activities relating to defending and responding to any such proceedings may result in substantial legal expenses, may disrupt our sales and marketing or other business activities, including our relationships with our customers, suppliers, employees and other third parties, and divert management’s and our employees’ attention from our day-to-day operations, which may have an adverse impact on our financial performance. The results of any such proceedings are unpredictable. We record accruals for liabilities where we believe a loss is probable and reasonably estimable, including when negotiating settlements where appropriate in response to such claims, however, our actual losses may differ significantly from our interim estimates. An adverse or unfavorable resolution of any proceedings against us could have a material impact on our financial position, cash flows and results of operations.

Our business is subject to federal, state and international laws and regulations regarding data protection, privacy, and information security, as well as confidentiality obligations under various agreements, and our actual or perceived failure to comply with such obligations could damage our reputation, expose us to litigation risk, subject us to civil or criminal liability and adversely affect our business and operating results.

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

Our business operations are subject to the evolving cybersecurity requirements of U.S. government agencies, including the DoD CMMC program. Our ongoing compliance with the CMMC framework is critical, and the associated costs of CMMC compliance are significant and may increase in the future, potentially affecting our operating results. Since the acquisition of BlueHalo, we have undertaken an effort to integrate the computer systems of legacy BlueHalo and our legacy computer systems (“Legacy AV”). In early 2026 we became aware of potential issues concerning Legacy AV’s compliance with certain cybersecurity requirements. Accordingly, in February 2026, we initiated an internal investigation, led by external counsel, regarding Legacy AV’s compliance with cybersecurity requirements in certain DoD contracts and subcontracts, to include an evaluation of the accuracy of Legacy AV’s cybersecurity information in the Supplier Performance Risk System (“SPRS”). Our investigation is ongoing, and we cannot predict whether it will lead to any adverse impact, nor can we predict the timing, outcome, or nature of any possible impact. If we have not complied or are unable to comply with the CMMC requirements, our ability to receive certain new DoD contracts, subcontracts, or follow-on work could be negatively affected. Additionally, non-compliance with requirements imposed on government contractors may result in the U.S. Government or other customers terminating our existing contracts, ceasing to do business with us, or imposing additional requirements. We also could be subject to significant penalties, damages, criminal fines, and suspension or debarment from U.S. Government contracting. Any of these potential consequences could materially and adversely affect our business, prospects, financial condition, and results of operations.

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

In connection with the BlueHalo acquisition, the Arlington Entities entered into a shareholder’s agreement with us pursuant to which the Arlington Entities have, among other things, agreed to abide by customary standstill covenants, obligations to vote consistent with the recommendation of our Board of Directors, and customary employee non-solicit restrictions with respect to our subsidiaries’ employees (including BlueHalo and its subsidiaries). Under the shareholder’s agreement, we have, among other things, agreed to provide the Arlington Entities with certain board designation rights and, following a lock-up period as set forth in the shareholder’s agreement, customary registration rights, including customary demand and piggyback rights. The Arlington Entities will have such designation rights to designate two directors until they and their affiliates cease to collectively hold and own, directly or indirectly, at least 20% of our Adjusted Outstanding Shares (as defined below) and the Arlington Entities will have such designation rights to designate one director until they and their affiliates cease to collectively hold and own, directly or indirectly, at least 15% but less than 20% of our Adjusted Outstanding Shares. “Adjusted Outstanding Shares” is defined in the shareholder’s agreement to refer to the total number of our issued and outstanding shares of common stock, less then number of shares issued by us within six months of May 1, 2025. The two directors nominated by the Arlington Entities upon the closing of the BlueHalo acquisition resigned from our Board of Directors effective June 17, 2026 and the Arlington Entities have not designated any replacement directors in their place.

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

We may conduct future offerings of common stock, preferred stock or other securities that are convertible into, or exercisable or exchangeable for, our common stock to finance our operations or fund acquisitions, or for other purposes. In addition, we have shares reserved and available for issuance pursuant to our 2023 Employee Stock Purchase Plan and our Amended and Restated 2021 Equity Incentive Plan and issued 17,425,849 shares of common stock as consideration for the BlueHalo acquisition, substantially all of which are subject to a lock-up, or earlier if approved by us, but will be eligible for resale upon expiration of the applicable lock-up period. Also, we issued 671,078 shares for the ESAero acquisition.

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

The market price of our common stock may decline as a result of our acquisition activity if, among other things, we are unable to achieve the expected growth in revenue and earnings, potential impairment of goodwill and intangible assets from acquisitions, or if the operational cost savings estimates in connection with the integration of acquired businesses are not realized. The market price of our common stock also may decline if we do not achieve the perceived benefits of the acquisitions as rapidly or to the extent anticipated by financial or industry analysts or if the effect of the acquisitions on our financial results is not consistent with the expectations of financial or industry analysts. The market price of our common stock may also be influenced by the issuance of our equity securities in acquisition transactions, which may or may not be at prevailing market prices and may have a dilutive effect on other stockholders.

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

We operate in emerging and rapidly evolving markets, which makes our prospects difficult to evaluate. It is possible that we may not generate sufficient cash flow from operations or otherwise have the capital resources to meet our future capital needs. If this occurs, then we may need additional financing to pursue our business strategies, including to:

●	hire additional engineers and other critical personnel;

●	develop new or enhance existing products and services;

●	enhance our operating infrastructure;

●	fund working capital requirements;

●	acquire complementary businesses or technologies;

●	facility purchases and production capacity enhancement; or

●	otherwise respond to competitive pressures.

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

In connection with the preparation of its audited consolidated financial statements for the year ended December 31, 2024, BlueHalo identified three material weaknesses in its internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of a company’s annual or interim financial statements will not be prevented or detected on a timely basis. First, BlueHalo did not design and maintain effective information technology (“IT”) general controls for information systems that are relevant to the preparation of its financial statements. Specifically, BlueHalo did not design and maintain: (i) program change management controls to ensure that program and data changes are identified, tested, authorized, and implemented appropriately; and (ii) user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. Second, BlueHalo did not design and maintain an effective control environment commensurate with our financial reporting requirements as a public company. Specifically, it did not maintain a sufficient complement of personnel with an appropriate degree of internal controls and accounting knowledge, experience, and training commensurate with its accounting and financial reporting requirements. The limited personnel resulted in an inability to consistently establish appropriate authorities and responsibilities in pursuit of financial reporting objectives, as demonstrated by, among other things, insufficient segregation of duties in the finance and accounting functions. Third, BlueHalo did not design and maintain effective monitoring activities of the design and operation of controls on a timely basis, or take necessary corrective action to ensure that controls continue to operate effectively and are modified for changes in conditions as appropriate.

Bringing BlueHalo into compliance with rules and regulations applicable to us as a public company and integrating BlueHalo into our current compliance and accounting system and disclosure controls and procedures has increased our legal and financial compliance costs and is expected to continue to do so, make some activities more difficult, time consuming or costly and increase demand on our systems and resources. We cannot predict or estimate the amount of additional costs we may incur to bring BlueHalo into compliance with these requirements (including by remediating its outstanding material weaknesses) and we cannot guarantee the measures we take will be sufficient to satisfy our obligations as a public company. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which would harm our business and likely have a negative effect on the trading price of shares of our common stock. Furthermore, the need to establish the necessary corporate infrastructure to integrate BlueHalo may divert management’s attention from implementing our growth strategy, which could prevent us from improving our business, financial condition and results of operations.

Based on our assessment of our internal control over financial reporting as of April 30, 2026, we identified one material weakness remaining. BlueHalo did not design and maintain effective IT general controls for certain information systems that are relevant to the preparation of BlueHalo’s financial reporting information that is included in our consolidated financial statements. Specifically, BlueHalo did not design and maintain user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel.

We have committed to a remediation plan to address the deficiencies and enhance the internal control environment and remediation efforts are ongoing.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We face various cybersecurity threats as a prominent target, including denial-of-service attacks, ransomware, phishing, theft of intellectual property, and advanced persistent threats. As an aerospace and defense company providing advanced defense technologies and services to the U.S. and foreign governments, these threats are not just from low-level threat actors, but rise to the level of sophisticated threat actors from organized and funded adversaries, including groups affiliated with various nation states. Our customers, suppliers, subcontractors, and vendors also face similar threats. Cybersecurity incidents impacting us, or any of these third parties, could have a material adverse effect on our operations, financial condition, and results of operations. Given the cybersecurity risks we face, we believe we dedicate ample resources to addressing and mitigating our cyber risks.

Risk Management and Strategy

Our cybersecurity program is designed to identify, detect, protect against, respond to, and recover from cyber risks and incidents. Our cybersecurity program is part of our internal risk management processes, and we improve our cybersecurity practices as new threats and vulnerabilities emerge.

Our Chief Information Officer (“CIO”) and Chief Information Security Officer (“CISO”) / Vice President of Cybersecurity, both within our CIO organization, are responsible for protecting the company from cybersecurity threats. Incidents are triaged, contained and remediated pursuant to our Incident Response Plan and playbooks. This process also includes leadership and members of our IT, Legal, Security, Marketing and Communications, and other departments responsible for supporting the technologies and processes to protect against, detect, contain, mitigate, and recover from cybersecurity incidents.

Our cybersecurity team proactively hunts for cyber threats and vulnerabilities in our networks and information systems as part of our cyber risk management program. This includes monitoring our networks and systems for indicators of compromise (“IOCs”), active intrusion attempts, and other suspicious activity, including insider threat risks. The Security Operations Center team evaluates and assigns severity levels to cybersecurity incidents and, based on the severity, escalates and engages incident response teams to respond to and mitigate the risks. The cybersecurity team stays apprised of existing and emerging cybersecurity threats through commercial threat intelligence feeds and by partnering and data sharing with third parties such as the U.S. government, law enforcement agencies, customers, and other Defense Industrial Base (“DIB”) participants. We also engage third parties to conduct evaluations of our cybersecurity controls by performing penetration testing and controlled cybersecurity framework audits. We also review the cybersecurity practices of our third-party service providers and suppliers.

We require our employees to take cybersecurity-related training regularly to promote awareness of how to detect, report, and respond to cybersecurity threats. Employees with certain roles and responsibilities are also assigned cyber training for their specific functions. We also maintain an Insider Threat program, headed by our CISO, to identify, assess, and deal with potential risks from within our company, including cybersecurity risks.

We have aligned our cybersecurity program to the Cybersecurity Maturity Model Certification (“CMMC”) program. Given the diverse nature of our U.S. business and foreign business, other frameworks and requirements may also be used and may impose compliance demands beyond those currently anticipated. We are also subject to numerous legal requirements, including those governing privacy and data protection requirements and others pursuant to the Federal Acquisition Regulation (“FAR”), agency supplements to the FAR, such as the Defense Federal Acquisition Regulation Supplement (“DFARS”), other regulatory requirements imposing controls for protecting information, including U.S. government Controlled Unclassified Information (“CUI”), International Traffic in Arms Regulations (“ITAR”), as well as requirements for reporting cybersecurity incidents to the relevant regulators.

If we fail to achieve or maintain CMMC certification ahead of contract awards from the DoD, or if we fail to achieve the level required for a particular contract, we will be unable to bid on new contracts or follow-on efforts containing CMMC clauses, which could adversely impact the success of our operations. Due to the evolving nature of CMMC and other regulatory requirements, changing customer guidance on data designations, acquisitions, unexpected environments, and the potential for new cybersecurity requirements, there is a risk that we may not meet these new requirements and be unable to bid on certain contracts or be eligible for renewals of existing contracts. Government or business decisions could change which areas of the business need to be compliant, which can incur costs or delays in eligibility for the associated contracts. Failure to adhere to cybersecurity requirements during the performance of government contracts could also subject us to liability for such non-compliance. Additionally, our subcontractors and certain vendors may need to obtain CMMC or other certifications, and we may be negatively impacted if they are not compliant with these requirements.

Governance

Our CIO and CISO / VP of Cybersecurity, each with 20+ years of related experience, are responsible for the day-to-day management of our cybersecurity program and cybersecurity risks. Our CISO and team are primarily responsible for our overall cybersecurity risk management program and supervise both internal and external resources to identify, protect against, detect, respond to, and recover from cybersecurity risks, threats, and incidents.

We have monthly meetings of our internal Configuration Control Board to help communicate and manage changes to our enterprise cybersecurity strategy and ensure it is implemented across the business, as well as to maintain awareness of events and changes occurring throughout the business.

The CISO / VP of Cybersecurity reports cybersecurity incidents to members of the company’s senior management, including the CIO, Chief Executive Officer (“CEO”), and the Board of Directors based on the severity and type of the incident to ensure proper external reporting is completed thoroughly and timely.

Pursuant to its charter, the Cybersecurity Committee of our Board of Directors is responsible for reviewing, discussing, and making recommendations to the full board regarding cybersecurity matters. Our CIO and CISO / VP of Cybersecurity provide presentations to the Cybersecurity Committee on our cybersecurity program at each of the committee’s regularly scheduled quarterly meetings. These briefings include assessments of the cyber risk and threats landscape, updates on incidents, policies and procedures, and our investments and plans in cybersecurity risk mitigation and governance. The Cybersecurity Committee also meets with the CIO and CISO to discuss various aspects of our cybersecurity program between regular meetings. All members of the Board of Directors are invited to attend all meetings of the Cybersecurity Committee, and the committee regularly briefs the entire board regarding its oversight of our cybersecurity program.

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

Item 2. Properties.

As of April 30, 2026, our facilities are primarily leased. Our corporate headquarters are located in Arlington, Virginia where we currently occupy approximately 7,400 square feet under an amended lease agreement expiring in August 2030. We also lease (i) a total of approximately 280,000 square feet of space in Simi Valley, California, which leases expire between 2027 and 2030, (ii) a total of approximately 200,000 square feet of space in Albuquerque, New Mexico, which leases expire between 2028 and 2034, (iii) a total of approximately 150,000 square feet of space in Huntsville, Alabama, which leases expire between 2026 and 2029, and (iv) approximately 150,000 square feet of space in Moorpark, California, for which the lease expires in 2030. These locations are used for administration and to design, engineer, test and manufacture, and (v) other facilities in California, Maryland, Florida, Virginia, Pennsylvania, Kansas, Colorado, Minnesota, Oklahoma, Texas and Ohio. We have international locations in Hampton Bishop, United Kingdom, used for business development and program management support, and Stuttgart, Germany, which facilities are used for administration, research and development, logistics, testing and manufacturing of UGV products.

As of April 30, 2026, our business segments of AxS and SCDE had significant operations at the following locations listed alphabetically:

●	AxS: Centreville, VA; Huntsville, AL; Lawrence, KS; Leesburg, VA; Moorpark, CA; Petaluma, CA; ; Pottstown, PA; San Luis Obispo, CA; Simi Valley, CA; Sunrise, FL; Stuttgart, Germany.
●	SCDE: Albuquerque, NM; Annapolis Junction, MD; Dayton, OH; Herndon, VA; Huntsville, AL; Germantown, MD.
●	Corporate: Arlington, VA; Herndon, VA and Simi Valley, CA.

Item 3. Legal Proceedings.

On May 26, 2026, a securities class action complaint was filed in the U.S. District Court for the Eastern District of Virginia by Eric Norrell naming AeroVironment; Wahid Nawabi, our President and CEO; Kevin McDonnell, our former Executive Vice President and Chief Financial Officer; and Mary Clum, President of our Space, Cyber & Directed Energy segment, as defendants. See Norell v. AeroVironment, Inc., No. 1:26-cv-01429 (E.D. Va.). The complaint asserts violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements regarding our work for the U.S. Space Force’s Satellite Communication Augmentation Resource (“SCAR”) program. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period June 25, 2025 through March 10, 2026. The complaint seeks a jury trial and unspecified compensatory damages, interest, and attorneys’ fees and other costs.

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

On June 11, 2025, the parties reached an agreement in principle to settle all claims in the class action complaint and PAGA complaint pursuant to a mediator’s proposal made on such a date by the mediator from the May 8, 2025 class action mediation session. A court must approve the terms of the settlement before we will pay any amounts pursuant to the settlement. The estimated settlement was accrued in our consolidated statements of income(loss) for the year ended April 30, 2025. We are currently working with the plaintiff to seek preliminary approval of the settlement.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Common Stock

On June 24, 2026, the closing sales price of our common stock as reported on the NASDAQ Global Select Market, where it trades under the symbol AVAV, was $142.18 per share. As of June 24, 2026, there were 435 holders of record of our common stock.

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

The following table shows the value of $100 invested on April 30, 2021 in AeroVironment, Inc., the Russell 2000 Index and the SPADE Defense Index.

	Performance Graph Table ($)
	April 30,	April 30	April 30,	April 30,	April 30	April 30,
	2021	2022	2023	2024	2025	2026
AeroVironment, Inc. Stock	100	73	91	144	139	177
Russell 2000 Index	100	82	78	89	87	124
SPADE Defense Index	100	97	107	136	162	224

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

Overview

We are a defense technology provider delivering integrated capabilities across air, land, sea, space, and cyber. We develop and deploy autonomous systems, precision strike systems, counter-UAS technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. We operate an international manufacturing footprint, delivering proven systems and capabilities to markets that offer the potential for significant long-term growth. In addition, we believe that some of the innovative potential products, services and technologies in our R&D pipeline will emerge as new growth platforms in the future, creating additional market opportunities.

The success of our current product and service offerings stems from our investments in R&D to invent and deliver advanced solutions, utilizing proprietary and commercially available technologies, and in acquiring leading businesses that help our customers achieve their desired outcomes. We develop and acquire these highly innovative solutions by working closely with our key customers to solve their most important challenges related to our areas of expertise. Our core technological capabilities, developed by more than 50 years of innovation, include robotics and robotics systems autonomy; modular open systems architecture; sensor design, development, miniaturization and integration; embedded software and firmware; miniature, low power, secure wireless digital communications and networks; lightweight aerostructures; high-altitude systems design, integration and operations; machine vision, machine learning, AI and autonomy; land, maritime and air deployment of munitions and aircraft systems; design and qualification for robotics in extreme terrestrial and space environments; low SWaP (Size, Weight and Power) system design and integration; collaborative multi-robotic crewed and uncrewed mission operation; power electronics and electric propulsion systems; efficient electric power conversion, storage systems and high density energy packaging; controls and systems integration; vertical takeoff and landing for fixed wing and hybrid aircraft and rotocraft systems; image stabilization and target tracking; advanced flight control systems; fluid dynamics; human-machine interface development; modular dismounted, networked multi-domain robotic control interfaces and analytic processing architecture; and integrated mission solutions for austere environments.

The BlueHalo acquisition significantly enhanced our core technological capabilities, which now include advanced RF system design and development, software defined digital phased array antennas and radars, space qualified electronics, laser communication technologies, software defined radios, electronic warfare technology, target acquisition and tracking, directed energy-based weapons systems for counter uncrewed systems, RF-based systems for counter uncrewed, next generation counter uncrewed system missile technology, extended reality and virtual reality systems for training, modeling and simulation, hardware in the loop simulations, C2 sensing and tracking, uncrewed maritime platforms, uncrewed aerial platforms, full spectrum cyber operations, tactical mission networks, multi-int data analytics and threat intelligence, tools and analytics for GEOINT, SIGNINT, MASINT and OSINT, aerospace power and propulsion, material and processes, directed energy, photonics and electronics, biological and nanoscale technology, and health and human performance.

Our business focuses primarily on the design, development, production, marketing, support and operation of innovative autonomous systems, precision strike systems, counter-UAS technologies, space-based platforms, directed energy systems and the provision of services for advanced cyber, intel, defense operations, solutions that deliver mission-critical expertise and prototype development.

Revenue

We generate our revenue primarily from the sale, support, design and operation of our UAS, PSDS, UUV, UGV, Space and Directed Energy products. Support for our products includes training, spare parts, product repair and product replacement. We refer to these support activities, in conjunction with customer-funded R&D and services provided for our Cyber and Mission Solutions customers, as our services operation. We derive most of our revenue from fixed-price and cost-plus-fee contracts with the majority from U.S. government and allied foreign governments.

Cost of Sales

Cost of sales consists of direct costs and allocated indirect costs. Direct costs include labor, materials, travel, subcontracts and other costs directly related to the execution of a specific contract. Indirect costs include overhead expenses, fringe benefits, depreciation of in-service ISR assets, inventory reserve for excess and obsolescence charges, amortization of acquired intangible assets and other costs that are not directly charged to a specific contract.

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

Impairment of Goodwill

In January 2026, a stop-work order was received on an OTA for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. Additionally, in March 2026, the customer terminated the agreement for convenience. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated the estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order and termination for convenience as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit.

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

For the fiscal year ended April 30, 2026, we determined that it was more likely than not that the fair value of each of the remaining reporting units were more than their carrying values as of the annual goodwill impairment test date.

Other (Loss) Income, net

Other (loss) income, net includes unrealized gains and losses associated with changes in the fair market value for equity security investments, realized gains and losses for the disposition of available-for-sale debt securities, interest income, and interest expense.

Provision for (Benefit from) Income Taxes

Our effective tax rates for fiscal years 2026 and 2025 were lower than the U.S. federal statutory rate of 21% primarily due to tax benefits from the U.S. federal research tax credit, excess benefits from stock-based compensation, and Foreign Derived Intangible Income deduction (“FDII”).

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

We believe the following critical accounting estimates affect our more significant judgments and estimates used in preparing our consolidated financial statements. Refer to Note 1 to our consolidated financial statements entitled “Organization and Significant Accounting Policies,” which is included in Part II, Item 8 “Financial Statements and Supplementary Data” of this Annual Report. There have been no material changes made to the critical accounting estimates during the periods presented in the consolidated financial statements.

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

The first of those key factors is that a significant number of our contracts are typically less than six months. The short-term nature of such contracts reduces the risk that material changes in accounting estimates will occur on the basis of market conditions or other factors. The second key factor is that we have hundreds of contracts in any given accounting period, which reduces the risk that any one change in an accounting estimate on one or several contracts would have a material impact on our consolidated financial statements.

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

Our performance obligations are satisfied over time or at a point in time. Product revenue for certain Precision Strike products including LMS, Space, Directed Energy and Cyber and Mission Solution product deliveries and customization of UGV transport vehicles is recognized over time as costs are incurred. Contract services revenue is recognized over time and composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, technical support services, ISR services, and customer-funded R&D contracts. For performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Incurred costs represent work performed, which correspond with, and thereby best depict, transfer of control to the customer. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts. We elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. Certain training services are recognized over time using an output method based on days of training completed. Warranty agreements which meet the definition of a performance obligation are recognized straight line over the warranty period. LMS product revenue is currently recognized over time as the product is considered to not have alternative use as the U.S. government is the only current customer including FMS sales. Once LMS products receive a DCS contract, which is expected during fiscal year 2027, the products are considered to have alternative use and revenue will be recognized at a point in time.

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. Our product sales revenue is primarily composed of revenue recognized on contracts for the delivery of UAS, UGV, UUV, IAMD, and EW systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

We review cost performance, estimates to complete and variable consideration at least quarterly and in many cases more frequently. Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions or unpriced change orders could result in cumulative catch up adjustments to revenue that could be material. During the fiscal years ended April 30, 2026, 2025 and 2024, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASC 606. Incentives or penalties and awards applicable to performance on contracts are considered in estimating revenue and profit rates, and are recorded when there is sufficient information to assess anticipated contract performance.

For the years ended April 30, 2026, 2025 and 2024, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024

Gross favorable adjustments	$14,339	$11,106	$7,359
Gross unfavorable adjustments	(16,896)	(5,104)	(1,951)
Net adjustments	$(2,557)	$6,002	$5,408

For the year ended April 30, 2026, favorable cumulative catch up adjustments of $14.3 million were primarily due to favorable adjustments on 18 contracts, of which one contract had individually material adjustments. A Space and Directed Energy contract had a favorable adjustment due to lower expected costs and an increase in profitability which increased revenue by approximately $6.7 million. For the same period, unfavorable cumulative catch up adjustments of $16.9 million were primarily related to unfavorable adjustments on 25 contracts, of which one contract had individually material adjustments. A Cyber and Mission Solutions contract had an adjustment due to revised estimates of the total expected costs to complete the contracts, which decreased revenue by approximately $(3.1) million.

For the year ended April 30, 2025, favorable cumulative catch up adjustments of $11.1 million were primarily due to favorable adjustments on eight contracts, of which four LMS undefinitized contract actions were definitized during the year ended April 30, 2025, which resulted in cumulative catch-up revenue adjustments that increased revenue by approximately $9.9 million. The remaining adjustments individually were not material. For the same period, unfavorable cumulative catch up adjustments of $5.1 million were primarily related to unfavorable adjustments on 17 contracts for higher revised estimates of the total expected costs to complete the contract, including one LMS contract, which decreased revenue by approximately $2.9 million. The remaining adjustments individually were not material.

For the year ended April 30, 2024, favorable cumulative catch up adjustments of $7.4 million were primarily due to final cost adjustments on 17 contracts, of which we revised our estimates of the total expected costs to complete two LMS contracts during the year ended April 30, 2024. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $2.7 million. For the same period, unfavorable cumulative catch up adjustments of $2.0 million were primarily related to higher than expected costs on 11 contracts, which individually were not material.

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

In January 2026, a stop-work order was received on an OTA for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. Additionally, in March 2026, the customer terminated the agreement for convenience. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order and termination for convenience as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $241 million in the Space reporting unit. Due to the trigger event, we also performed a recoverability test on the long-lived assets, inclusive of the intangibles, of the Space reporting unit for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded.

As part of our annual goodwill impairment and identifiable asset test during the fiscal quarter ended April 30, 2025, we determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in the recognition of a full goodwill impairment charge of $18.4 million during the three months ended April 30, 2025 in the UGV reporting unit.

As of April 30, 2026, our Space reporting unit has a goodwill balance of approximately $291 million. During the most recent annual impairment test during the fourth quarter of fiscal year 2026, the estimated fair value of all reporting units with goodwill from acquisitions in previous years substantially exceeded their carrying value. The reporting units from the BlueHalo and ESAero acquisitions were recently recorded at estimated fair value during the fiscal year ended April 30, 2026 and, other than the Space unit, no triggering event for goodwill impairment was since identified.

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

Intangible Assets – Acquired in Business Combinations

We perform valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocate the purchase price of each acquired business to our respective net tangible and intangible assets. Acquired intangible assets include technology, backlog, in-process research and development, customer relationships, licenses, trademarks and tradenames, and non-compete agreements. We use valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires us to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits of such assets are consumed. As part of our annual goodwill impairment and identifiable asset test, performed during the quarter ended April 30, 2025, a decrease in forecasted results for the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025 was concluded to be a triggering event for impairment assessment and resulted in accelerated intangible amortization expenses of $4.3 million which were recorded during the three months ended April 30, 2025. Due to the trigger event, the Company performed a recoverability test on the long-lived assets of the Space reporting unit, inclusive of the intangibles, for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded for long-lived assets. Due to the SCAR trigger event in January 2026, the Company performed a recoverability test on the long-lived assets of the Space reporting unit, inclusive of the intangibles, for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded for long-lived assets.

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

	Fiscal Year Ended April 30,
	2026		2025		2024
Revenue	$1,976,845	100%	$820,627	100%	$716,720	100%
Cost of sales	1,476,203	75%	501,991	61%	432,789	60%
Gross margin	500,642	25%	318,636	39%	283,931	40%
Selling, general and administrative	443,251	22%	158,753	19%	114,420	16%
Research and development	127,678	6%	100,729	12%	97,687	14%
Impairment of goodwill	240,708	12%	18,359	2%	—	—%
(Loss) income from operations	(310,995)	(16)%	40,795	5%	71,824	10%
Interest expense, net	(5,613)	—%	(2,188)	—%	(4,220)	(1)%
Other income (expense), net	10,986	1%	1,057	—%	(4,373)	(1)%
(Loss) income before income taxes	(305,622)	(15)%	39,664	5%	63,231	9%
Provision for (benefit from) income taxes	(23,059)	(1)%	882	—%	1,891	—%
Equity method investment income (loss), net of tax	17,441	1%	4,837	1%	(1,674)	—%
Net (loss) income	(265,122)	(13)%	43,619	5%	59,666	8%

Effective May 1, 2025, we reorganized our segments in connection with our acquisition of BlueHalo. The reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their business units. Our reportable segments are AxS and SCDE. AxS includes the historical AeroVironment businesses UxS, LMS and MW as well as IAMD, EW, UUV, and Autonomous R&D from the BlueHalo acquisition. SCDE includes the Space, Cyber and Mission Solutions, and Directed Energy businesses from the BlueHalo acquisition. Effective May 1, 2026 Autonomous R&D is included in the SCDE segment.

Also effective May 1, 2025, due to the increased size and complexity of the businesses, the significant amount of debt to finance the acquisition and the related debt covenants, the Chief Operating Decision Maker’s (“CODM”) measure of profitability is Segment Adjusted EBITDA, defined as segment income (loss) from operations before depreciation and amortization and adjusted for the impact of certain other non-cash items, including goodwill impairment, amortization of implementation of cloud computing arrangements, stock-based compensation, other purchase accounting adjustments, and cash items including acquisition related expenses and certain one-time non-operating expense or income such as legal expense. The following table (in thousands) sets forth our revenue and segment adjusted EBITDA generated by each reporting segment for the periods indicated. Prior period segment information has been revised to align with the new segment measure of profitability and the new reportable segments.

	Year Ended April 30, 2026
	AxS	SCDE	Total
Revenue	$1,358,077	$618,768	$1,976,845

Segment adjusted EBITDA	$288,652	$(2,596)	$286,056

	Year Ended April 30, 2025
	AxS	SCDE	Total
Revenue	$820,627	$—	$820,627

Segment adjusted EBITDA	$146,424	$—	$146,424

	Year Ended April 30, 2024
	AxS	SCDE	Total
Revenue	$716,720	$—	$716,720

Segment adjusted EBITDA	$127,753	$—	$127,753

We recorded intangible amortization expense and other purchase accounting adjustments in the following categories on the accompanying consolidated statements of income (loss):

	Year Ended April 30,
	2026	2025	2024
Cost of sales:
Product sales	$81,220	$15,018	$8,214
Contract services	11,489	4,387	5,334
Selling, general and administrative	130,431	4,001	5,010
Total	$223,140	$23,406	$18,558

Fiscal Year Ended April 30, 2026 Compared to Fiscal Year Ended April 30, 2025

Revenue. Revenue for the fiscal year ended April 30, 2026 was $1,976.8 million, as compared to $820.6 million for the fiscal year ended April 30, 2025, representing an increase of $1,156.2 million, or 141%. The increase in revenue was due to an increase in product revenue of $722.6 million, and an increase in service revenue of $433.6 million. The increase in product revenue was primarily due to an increase of $526.0 million related to the acquisitions of BlueHalo and ESAero. Legacy AV product revenue included in the AxS segment increased by $196.6 million driven by an increase in LMS, MacCready Works, and MUAS products due to increase in domestic and international demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $413.2 million service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, increased by $20.4 million driven by an increase in customer funded R&D and engineering services of $22.6 million, partially offset by a decrease training and repair services primarily due to the decrease in SUAS product revenue. The proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

Cost of Sales. Cost of sales for the fiscal year ended April 30, 2026 was $1,476.2 million, as compared to $502.0 million for the fiscal year ended April 30, 2025, representing an increase of $974.2 million, or 194%. The increase in cost of sales was a result of an increase in product cost of sales of $554.9 million and an increase in service costs of sales of $419.3 million. The increase in product costs of sales was primarily due to an increase of $345.0 million related to the acquisitions of BlueHalo and ESAero and an increase of $66.2 million intangible amortization related to the BlueHalo and ESAero acquisitions. Legacy AV product cost of sales increased $143.7 million. The increase in legacy product costs of sales was primarily due to an increase of approximately $111 million due to the increase in sales volume and approximately $34 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production. The increase in service cost of sales was primarily due to an increase of $398.8 million associated with the BlueHalo acquisition and an increase of $7.1 million intangible amortization related to the BlueHalo acquisition. Legacy AV service cost of sales increased $13.4 million primarily due to an increase of approximately $15 million related to service volume. Cost of sales for the fiscal year ended April 30, 2026 included $92.7 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $19.4 million for the fiscal year ended April 30, 2025. As a percentage of revenue, cost of sales increased from 61% to 75% primarily due to increased amortization and other non-cash purchase accounting expenses and an increase in the proportion of service revenue resulting from the effect of the BlueHalo acquisition, resulting in gross margin decreasing from 39% to 25%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the fiscal year ended April 30, 2026 was $443.0 million, or 22% of revenue, as compared to SG&A expense of $158.8 million, or 19% of revenue, for the fiscal year ended April 30, 2025. The increase in SG&A expense was primarily due to an increase of $126.4 million of intangible amortization expense primarily related to the BlueHalo acquisition, an increase of approximately $48 million of employee related expenses related to the increase in headcount, and an increase of $26.4 million of acquisition related expenses related to the BlueHalo and ESAero acquisitions.

Research and Development. R&D expense for the fiscal year ended April 30, 2026 was $127.7 million, or 6% of revenue, as compared to R&D expense of $100.7 million, or 12% of revenue, for the fiscal year ended April 30, 2025. R&D expense increased by $27 million, or 27%, for the fiscal year ended April 30, 2026, primarily due to an increase in development activities regarding enhanced capabilities for our products, development of new product lines and to support our acquired businesses.

Impairment of Goodwill. During the fiscal year ended April 30, 2026, a goodwill impairment charge of $240.7 million was recorded resulting from a decrease in forecasted results of the Space reporting unit due to the Space Force’s decision to cancel the contract related to the delivery of BADGER phased array antenna systems to support the SCAR program. During the fiscal year ended April 30, 2025, a goodwill impairment charge of $18.4 million was recorded resulting from a decrease in forecasted results of the UGV reporting unit.

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2026 was $5.6 million, as compared to interest expense net of $2.2 million for the fiscal year ended April 30, 2025. The increase was driven by the interest expense related to the Term Loan and Revolver Facility obtained on May 1, 2025 in conjunction with the BlueHalo acquisition and the unamortized debt issuance costs allocated to the Term Loan Facility of $6.7 million, which were expensed upon repayment of the Term Loan Facility in July 2025 using the proceeds from the convertible notes and common stock issuances in July 2025. The increase in interest expense was partially offset by an increase in interest income due to a combination of higher cash and investment balances and lower interest bearing debt balances.

Other Income, net. Other income, net for the fiscal year ended April 30, 2026 was $11.0 million, as compared to $1.1 million for the fiscal year ended April 30, 2025. The increase in other income, net is primarily due to realized gains associated with the sale of equity security investments of $11.7 million.

Income Taxes. Our effective income tax rate was 7.5% for the fiscal year ended April 30, 2026 as compared to 2.2% for the fiscal year ended April 30, 2025. The change in our effective income tax rate was primarily attributable to the increase in net loss before income taxes, inclusive of the goodwill impairment loss which is non-deductible, combined with a decrease in FDII deductions. The effective income tax rate for the fiscal year ended April 30, 2026, was primarily attributable to the goodwill impairment loss, which is non-deductible, partially offset by R&D tax credits.

Equity method investment income, net of tax. Equity method investment income, net of tax for the fiscal year ended April 30, 2026 was $17.4 million, as compared to $4.8 million for the fiscal year ended April 30, 2025.

Business Segment Results of Operations

AxS

	Year Ended
	April 30,	April 30,
	2026	2025
Revenue:	$1,358,077	$820,627

Segment adjusted EBITDA	$288,652	$146,424

AxS Segment Revenue. AxS revenue for the year ended April 30, 2026 was $1,358.1 million, as compared to $820.6 million for the year ended April 30, 2025, representing an increase of $537.5 million, or 65%. The increase in revenue was due to an increase in product and service revenues of $450.1 million and $87.4 million, respectively. The increase in product revenue was primarily due to the $253.5 million of product revenue resulting from our acquisitions of BlueHalo and ESAero. Legacy AV product revenue included in the AxS segment increased by $196.6 million driven by an increase in LMS, MacCready Works, and MUAS products due to increase in domestic and international demand, partially offset by a decrease in SUAS due to a decrease in international sales. The increase in service revenue was primarily due to the $67.0 million of service revenue resulting from our acquisition of BlueHalo. Legacy AV service revenue, included in the AxS segment, increased by $20.4 million driven by an increase in customer funded R&D and engineering services of $22.6 million, partially offset by a decrease training and repair services primarily due to the decrease in SUAS product revenue. Proportion of service revenue to product revenue is expected to remain higher following the acquisition of BlueHalo.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the year ended April 30, 2026 was $288.7 million, as compared to $146.4 million for the year ended April 30, 2025, representing an increase of $142.3 million, or 97%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $537.5 million. The increase in revenue was partially offset by an increase in adjusted cost of sales of $340.8 million, adjusted SG&A of $36.7 million primarily due employee related costs driven by the increased headcount, and R&D of $12.3 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $197.7 million associated with the BlueHalo and ESAero acquisitions. Legacy AV adjusted cost of sales increased $157.8 million driven by approximately $127 million due to the increase in sales volume and approximately $30 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production, partially offset by $14 million of stock-based compensation and depreciation not included in adjusted cost of sales.

SCDE

	Year Ended
	April 30,	April 30,
	2026	2025
Revenue:	$618,768	$—

Segment adjusted EBITDA	$(2,596)	$—

Revenue. SCDE revenue for the year ended April 30, 2026 was $618.8 million, as compared to $0 for the year ended April 30, 2025. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in revenue is a result of the acquisition.

SCDE Segment Adjusted EBITDA. SCDE segment adjusted EBITDA for the year ended April 30, 2026 was $(2.6) million, as compared to $0 for the year ended April 30, 2025. The SCDE segment consists of business units obtained in the BlueHalo acquisition on May 1, 2025, and the increase in segment adjusted EBITDA is a result of the acquisition.

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

Interest Expense, net. Interest expense, net for the fiscal year ended April 30, 2025 was $2.2 million, as compared to interest expense net of $4.2 million for the fiscal year ended April 30, 2024. The decrease in interest expense, net was primarily due to a decrease of $5.0 million in interest expense primarily due to lower average outstanding balances on our debt facility, partially offset by a decrease in interest income of $2.5 million primarily due to lower interest rates and a decrease in our average investment balances. On May 1, 2025, in connection with the closing of the BlueHalo acquisition, we entered into a new Term A Loan and borrowed from our revolving credit facility (the “Revolving Credit Facility,” and together with the Term A Loan, the “Credit Facilities”). As of May 1, 2025, the outstanding balance of the Credit Facilities was $955.0 million, which bears a variable interest rate.

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

Business Segment Results of Operations

AxS

	Year Ended
	April 30,	April 30,
	2025	2024
Revenue:	$820,627	$716,720

Segment adjusted EBITDA	$146,424	$127,753

AxS Revenue. AxS Revenue for the fiscal year ended April 30, 2025 was $820.6 million, as compared to $716.7 million for the fiscal year ended April 30, 2024, representing an increase of $103.9 million, or 14%. The increase in revenue was due to an increase in product revenue of $107.0 million, partially offset by a decrease in service revenue of $3.0 million. The increase in product revenue was primarily due to an increase of $164.7 million from the production of our Switchblade products, driven by increased global demand for our LMS associated with the current global conflicts as well as U.S. DoD. resupply and an increase of $4.4 million from the delivery of MW products driven by demand for new product releases, partially offset by a decrease of $62.1 million of product deliveries of our UxS products, primarily due to a decrease in international sales to Ukraine. Fiscal 2025 also included favorable cumulative catch-up revenue adjustments of $12.0 million due to changes in estimates associated with the definitization of certain LMS contracts. The decrease in service revenue was primarily due to a decrease of $2.8 million in other engineering services and customer-funded R&D activities primarily associated with the shift from development to production of certain LMS products.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the year ended April 30, 2025 was $146.4 million, as compared to $127.8 million for the year ended April 30, 2024, representing an increase of $18.6 million, or 15%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $103.9 million. The increase in revenue was partially offset by an increase in adjusted cost of sales of $60.1 million, adjusted SG&A of $25.5 million primarily due employee related costs driven by the increased headcount, and R&D of $3.0 million. The increase in adjusted cost of sales was primarily due to an increase of approximately $58 million due to the increase in sales volume and approximately $2 million due to mix shift to a higher proportion of lower margin products driven by the increase in Switchblade production.

SCDE. SCDE was formed as a segment May 1, 2025 with no results prior to this date.

Liquidity and Capital Resources

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

The $700.0 million term loan has been repaid in full and closed; although new term loans can be renegotiated and issued under the Credit Facility. Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $13.2 million as of April 30, 2026. As of April 30, 2026, approximately $336.8 million was available under the Revolving Facility. Refer to Note 10—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Annual Report on Form 10-K for further details. In addition, Telerob has a line of credit of €9.0 million ($10.5 million) available for borrowing or issuing letters of credit of which €2.2 million ($2.6 million) was outstanding as of April 30, 2026.

We anticipate funding our normal recurring trade payables, accrued expenses, ongoing R&D costs and obligations under the Credit Facilities through our existing working capital and funds provided by operating activities. The majority of our purchase obligations are pursuant to funded contractual arrangements with our customers. We believe that our existing cash, cash equivalents, cash provided by operating activities and other financing sources will be sufficient to meet our anticipated working capital, capital expenditure requirements. There can be no assurance, however, that our business will continue to generate cash flow at current levels. If we are unable to generate sufficient cash flow from operations, then we may be required to sell assets, reduce capital expenditures or draw on our Credit Facilities. We anticipate that existing sources of liquidity, Credit Facilities, and cash flows from operations will be sufficient to satisfy our cash needs for the foreseeable future.

The Company is party to a receivables purchase agreement with Citibank, N.A., with an aggregate capacity of $100 million. As of April 30, 2026, no receivables have been sold, proceeds collected, or purchase discount fees incurred.

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

Due to the July 2025 reconciliation bill, commonly known as the One Big Beautiful Bill Act (“OBBA”), which allows R&D expenditures to be deducted, our cash taxes paid for U.S. federal income taxes are significantly reduced for the fiscal year ending April 30, 2026.

In May 2026, we notified the lessor of our intent to exercise the purchase option in the 100 Quality Circle, Huntsville, Alabama lease agreement and plan to purchase the building for $16.3 million.

Cash Flows

The following table provides our cash flow data from continuing operations for the periods ended:

	Fiscal Year Ended April 30,
	2026	2025	2024

	(In thousands)
Net cash (used in) provided by operating activities	$(78,404)	$(1,318)	$15,292
Net cash used in investing activities	$(1,232,671)	$(28,490)	$(51,714)
Net cash provided by (used in) financing activities	$1,647,178	$(2,856)	$(22,852)

Cash (Used in) Provided by Operating Activities. Net cash used in operating activities for the fiscal year ended April 30, 2026 increased by $77.1 million to $78.4 million, as compared to net used in operating activities of $1.3 million for the fiscal year ended April 30, 2025. This decrease in net cash provided by operating activities was primarily due to a decrease in changes in operating assets and liabilities of $236.6 million, largely resulting from increases in inventories due to increased demand and accounts receivable and unbilled receivables and retentions due to year over year timing differences, and a decrease in net income of $308.7 million. The decrease in cash provided by operating activities was partially offset by an increase in non-cash expenses of $468.3 million, primarily due to an increase in depreciation and amortization and goodwill impairment charges.

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

Cash Used in Investing Activities. Net cash used in investing activities increased by $1,204.2 million to $1,232.7 million for the fiscal year ended April 30, 2026, compared to $28.5 million for the fiscal year ended April 30, 2025. The increase in net cash used in investing activities was primarily due to business acquisitions, net of cash acquired of $871.5 million related to the BlueHalo and ESAero acquisitions in the fiscal year ended April 30, 2026 and net purchase investments of $283.4 million. During the fiscal years ended April 30, 2026 and 2025, we used cash to purchase property and equipment totaling $62.5 million and $22.8 million, respectively.

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

Cash Provided by (Used in) Financing Activities. Net cash provided by financing activities increased by $1,650.0 million to $1,647.2 million for the fiscal year ended April 30, 2026, compared to net cash used in financing activities of $2.9 million for the fiscal year ended April 30, 2025. The increase in net cash used in financing activities was primarily due to proceeds from shares issued, net of issuance costs of $968.5 million proceeds and proceeds from the convertible notes of $726.9 million, partially offset by net principal payments of the credit facility of $39.9 million.

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

Contractual Obligations

The following table describes our commitments to settle contractual obligations as of April 30, 2026:

	Payments Due By Period (2)
		Less Than			More Than
	Total	1 Year	1 to 3 Years	3 to 5 Years	5 Years

	(In thousands)
Operating lease obligations	$134,344	$23,263	$47,592	$29,400	$34,089
Purchase obligations(1)	680,159	662,673	17,486	—	—
Long-term debt obligations	747,500	—	—	747,500	—
Total	$1,562,003	$685,936	$65,078	$776,900	$34,089

(1)	Consists of all cancelable and non-cancelable purchase orders as of April 30, 2026.
(2)	Not included in the table above is additional capital contributions of $0.9 million committed under the terms of a limited partnership agreement. Additionally, subsequent to the reporting period in May 2026, the Company entered into a new limited partnership and committed to contributions totaling $20.0 million over an expected five year period.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires updates to the rate reconciliation, income taxes paid and other disclosures. Effective April 30, 2026, we adopted the ASU 2023-09 retrospectively. The Company’s adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements.

New Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. The new standard is effective for fiscal years beginning after December 15, 2026, interim periods within fiscal years beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. We do not expect this guidance to have a material impact on our financial position or results of operations; however, it will result in additional disclosures in the notes to our consolidated financial statements.

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

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”), which is intended to improve the navigability of required interim disclosures and clarify when that guidance is applicable, and also to provide additional guidance on what disclosures should be provided in interim reporting periods. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective or retrospective transition. Early adoption is permitted. We do not expect this guidance to have a material impact on our financial position or results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Risk

In July 2025, we issued $747.5 million of convertible notes. We used the proceeds from the Notes Offering as well as the Common Stock Offering to repay indebtedness under our Term Loan Facility and outstanding borrowings under the Revolving Facility. The convertible notes have a zero percent coupon rate. The Revolving Facility has no current outstanding balance.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AeroVironment, Inc. and subsidiaries (the "Company") as of April 30, 2026 and 2025, the related consolidated statements of income (loss), comprehensive income (loss), stockholders' equity, and cash flows, for each of the three years in the period ended April 30, 2026, and the related notes and the schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of April 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended April 30, 2026, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated June 29, 2026, expressed an adverse opinion on the Company's internal control over financial reporting because of material weaknesses.

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

Critical Audit Matters

The critical audit matters communicated below are a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue Recognition — Contract Estimates on Select Contracts - Refer to Note 1 to the financial statements

Critical Audit Matter Description

As further described in Note 1 to the financial statements, for performance obligations satisfied over time, revenue is generally recognized using costs incurred to date relative to total estimated costs at completion to measure progress. Contract estimates are based on various assumptions to project the outcome of future events that may span several years. Contract costs include labor, materials, subcontractors’ costs, other direct costs, and indirect costs applicable on government and commercial contracts. Additionally, the nature of the Company’s contracts gives rise to several types of variable consideration, which are within the scope of ASC 606 with final contract values to be negotiated, penalty fees and incentive awards generally for late delivery and early delivery, respectively. The Company regularly reviews and updates its contract-related estimates. Changes in cumulative revenue estimates, due to changes in the estimated transaction price or cost estimates, are recorded using a cumulative catch-up adjustment in the period identified. We analyzed the Company’s contract portfolio to identify contracts that we believe had elevated financial or performance risk. For those contracts identified, the evaluation of one or more contract estimate assumptions used to recognize revenue required extensive audit effort due to the complexity of the contracts and a high degree of auditor judgments.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the contract estimates for these contracts identified included the following, among others:

●	We tested the design and operating effectiveness of management’s controls over the significant assumptions and judgments underlying the contract estimates associated with these contracts.

●	Based on the risk characteristic identified on an individual contract, we evaluated certain contract estimates by:

o	Reading the underlying contract and any amendments or modifications to understand the contractual requirements and performance obligations.

o	Assessing the reasonableness of the contract estimates based on contract terms, relevant historical trends, and performing inquiries with the Company’s program and business management regarding their basis of estimates including work plans and supplier status, actual performance to date, and any recent correspondence between the company and the customer.

o	Evaluating the appropriateness of the timing and amounts of changes in select contract estimates by obtaining supporting documentation.

o	Assessing the completeness and accuracy of information utilized to develop contract estimates.

o	Testing the mathematical accuracy of management’s calculation of revenue recognized during the period for the selected contracts, and the cumulative catch-up adjustment.

Goodwill — Refer to Note 1 and Note 6 to the financial statements

Critical Audit Matter Description

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s Satellite Communication Augmentation Resource (“SCAR”) program. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. The Company estimates the fair value by weighting the results from the income approach and the market approach. These valuation approaches consider a number of factors that include prospective financial information, growth rates, terminal value, discount rates, and comparable multiples from publicly traded companies in the Company’s industry. The Company updated their estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $240,708,000 in the Space reporting unit.

We identified the significant judgments made by management related to the amount and timing of future revenue projections used to determine the fair value of the Space reporting unit as a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to future revenue projections.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue projections used to estimate the fair value of the Space reporting unit included the following, among others:

●	We tested the design and effectiveness of management’s controls over their goodwill impairment evaluation, including those over the determination of the fair value of the Space reporting unit, such as controls related to management’s review of forecasts of future revenues.

●	We inquired of appropriate individuals, both within and outside of finance, regarding the revenue projections.

●	We assessed the reasonableness of management’s forecasts of future revenues by comparing the projections to historical results, third-party industry forecasts, contractual agreements and internal communications to management and the Company’s Board of Directors.

●	With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.

●	We evaluated management’s ability to estimate future revenues by comparing actual revenues to management’s historical forecasts.

Business Acquisitions — Refer to Note 1 and Note 19 to the financial statements

Critical Audit Matter Description

On May 1, 2025, the Company closed its acquisition of BlueHalo for merger consideration, net of cash acquired, of $3,484,945,000. The Company accounted for the acquisition under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated to the fair value of the assets acquired and liabilities assumed, resulting in developed technology of $480,400,000, customer relationships of $499,500,000, backlog of $49,900,000, and goodwill of $2,367,428,000.

Management used valuation techniques to value these intangibles assets, with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires Management to make various assumptions and estimates including projected revenue, gross margins, operating costs, growth rates, useful lives and discount rates.

We identified the significant judgements made by management related to the amount and timing of future revenue projections used in the valuation of certain developed technology and customer relationship assets to be a critical audit matter. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to future revenue projections.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the expected amount and timing of future revenue used to estimate the fair value of the intangible assets acquired included the following, among others:

●	We tested the design and effectiveness of management’s controls over the valuation of intangibles, including management’s controls over the estimates of the amount and timing of expected future revenues.

●	We assessed the reasonableness of management’s forecasts of future revenues relating to certain developed technology and customer relationship assets by performing inquiries of appropriate individuals outside of the accounting organization, comparing the projections to historical results, contractual agreements, third-party industry forecasts, and internal communications to management and the Company’s Board of Directors.

●	With the assistance of our fair value specialists, we compared applicable industry forecasted long-term revenue growth rates to management’s projected revenues used within the valuation model.

●	We evaluated management’s ability to estimate future revenues by comparing actual revenues to estimates assumed in the valuation model.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 29, 2026

We have served as the Company’s auditor since fiscal 2020.

AEROVIRONMENT, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands except share data)

	April 30,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$377,325	$40,862
Short-term investments	254,972	—
Accounts receivable, net of allowance for credit losses of $1,961 at April 30, 2026 and $203 at April 30, 2025	316,167	101,967
Unbilled receivables and retentions	570,408	290,009
Inventories, net	312,856	144,090
Income taxes receivable	6,210	622
Prepaid expenses and other current assets	52,485	28,966
Total current assets	1,890,423	606,516
Long-term investments	81,128	31,627
Property and equipment, net	166,719	50,704
Operating lease right-of-use assets	100,392	31,879
Deferred income taxes	—	61,460
Intangibles, net	929,826	48,711
Goodwill	2,493,678	256,781
Other assets	54,576	32,889
Total assets	$5,716,742	$1,120,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$160,507	$72,462
Wages and related accruals	98,056	44,253
Customer advances	79,607	15,952
Current operating lease liabilities	17,594	10,479
Income taxes payable	524	356
Other current liabilities	82,949	28,659
Total current liabilities	439,237	172,161
Long-term debt	728,967	30,000
Non-current operating lease liabilities	88,228	23,812
Other non-current liabilities	1,986	2,026
Liability for uncertain tax positions	7,430	6,061
Deferred income taxes	50,494	—
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at April 30, 2026 and April 30,2025	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—50,610,514 shares at April 30, 2026 and 28,267,517 shares at April 30, 2025	6	4
Additional paid-in capital	4,396,845	618,711
Accumulated other comprehensive loss	(5,635)	(6,514)
Retained earnings	9,184	274,306
Total stockholders’ equity	4,400,400	886,507
Total liabilities and stockholders’ equity	$5,716,742	$1,120,567

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

(In thousands except share and per share data)

	Year Ended April 30,
	2026	2025	2024

Revenue:
Product sales	$1,415,349	$692,722	$585,771
Contract services	561,496	127,905	130,949
	1,976,845	820,627	716,720
Cost of sales:
Product sales	959,230	404,347	340,174
Contract services	516,973	97,644	92,615
	1,476,203	501,991	432,789
Gross margin:
Product sales	456,119	288,375	245,597
Contract services	44,523	30,261	38,334
	500,642	318,636	283,931
Selling, general and administrative	443,251	158,753	114,420
Research and development	127,678	100,729	97,687
Impairment of goodwill	240,708	18,359	—
(Loss) income from operations	(310,995)	40,795	71,824
Other income (loss):
Interest expense, net	(5,613)	(2,188)	(4,220)
Other income (expense), net	10,986	1,057	(4,373)
(Loss) income before income taxes	(305,622)	39,664	63,231
(Benefit from) provision for income taxes	(23,059)	882	1,891
Equity method investment income (loss), net of tax	17,441	4,837	(1,674)
Net (loss) income	(265,122)	43,619	59,666
Net (loss) income per share
Basic	$(5.40)	$1.56	$2.19
Diluted	$(5.40)	$1.55	$2.18
Weighted-average shares outstanding:
Basic	49,087,346	28,018,656	27,203,417
Diluted	49,087,346	28,173,488	27,327,993

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Year Ended April 30,
	2026	2025	2024

Net (loss) income	$(265,122)	$43,619	$59,666
Other comprehensive income (loss):
Unrealized loss on available-for-sale investments, net of deferred tax expense of $0 for the fiscal year ended April 30, 2026	(215)	—	—
Change in foreign currency translation adjustments	1,094	(922)	(1,140)
Total comprehensive (loss) income	$(264,243)	$42,697	$58,526

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands except share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-In	Retained	Comprehensive	AeroVironment, Inc.
	Shares	Amount	Capital	Earnings	(Loss) Income	Equity
Balance at April 30, 2023	26,216,897	$4	$384,397	$171,021	$(4,452)	$550,970
Net income	—	—	—	59,666	—	59,666
Foreign currency translation	—	—	—	—	(1,140)	(1,140)
Restricted stock awards	151,113	—	—	—	—	—
Restricted stock awards forfeited	(11,470)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(15,471)	—	(1,596)	—	—	(1,596)
Shares issued, net of issuance costs	807,370	—	87,956	—	—	87,956
Issuance of common stock for business acquisition	985,999	—	109,820	—	—	109,820
Stock-based compensation	—	—	17,069	—	—	17,069
Balance at April 30, 2024	28,134,438	$4	$597,646	$230,687	$(5,592)	$822,745
Net income	—	—	—	43,619	—	43,619
Foreign currency translation	—	—	—	—	(922)	(922)
Employee stock purchase plan contributions	14,598	—	1,910	—	—	1,910
Stock options exercised	66,164	—	1,841	—	—	1,841
Restricted stock awards	75,499	—	—	—	—	—
Restricted stock awards forfeited	(10,453)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(12,729)	—	(4,147)	—	—	(4,147)
Stock based compensation	—	—	21,461	—	—	21,461
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507
Net loss	—	—	—	(265,122)	—	(265,122)
Unrealized loss on investments	—	—	—	—	(215)	(215)
Foreign currency translation	—	—	—	—	1,094	1,094
Employee stock purchase plan contributions	27,737	—	4,355	—	—	4,355
Restricted stock awards	186,855	—	—	—	—	—
Restricted stock awards forfeited	(18,010)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(7,972)	—	(10,928)	—	—	(10,928)
Issuance of common stock for business acquisitions	18,096,927	2	2,779,527	—	—	2,779,529
Shares issued, net of issuance costs	4,057,460	—	966,846	—	—	966,846
Stock based compensation	—	—	38,334	—	—	38,334
Balance at April 30, 2026	50,610,514	$6	$4,396,845	$9,184	$(5,635)	$4,400,400

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended April 30,
	2026	2025	2024
Operating activities
Net (loss) income	$(265,122)	$43,619	$59,666
Adjustments to reconcile net (loss) income to cash used in operating activities:
Depreciation and amortization	265,037	40,998	35,749
Impairment of goodwill	240,708	18,359	—
(Gain)/Loss from equity method investments	(17,441)	(4,837)	1,674
Amortization of debt issuance costs	11,408	1,195	1,009
Provision for credit losses	1,986	43	4
Reserve for inventory excess and obsolescence	8,460	2,882	13,937
Other non-cash expense, net	5,306	2,606	1,316
Non-cash lease expense	25,426	10,163	10,400
Loss on foreign currency transactions	18	491	22
(Gain) loss on sale of equity securities, net	(11,720)	(177)	3,945
Deferred income taxes	(27,111)	(20,157)	(23,290)
Stock-based compensation	38,334	21,461	17,069
Loss on disposal of property and equipment	2,136	311	621
Amortization of debt securities	(879)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(128,697)	(31,761)	19,208
Unbilled receivables and retentions	(158,980)	(90,514)	(92,850)
Inventories	(111,610)	2,966	(23,045)
Income taxes receivable	(1,364)	(590)	—
Prepaid expenses and other assets	(19,940)	(21,010)	(20,279)
Accounts payable	28,081	22,331	12,968
Other liabilities	37,560	303	(2,832)
Net cash (used in) provided by operating activities	(78,404)	(1,318)	15,292
Investing activities
Acquisition of property and equipment	(62,544)	(19,547)	(22,983)
Acquisition of capitalized software to be sold	(23,674)	(3,269)	—
Contributions in equity method investments	(4,543)	(5,674)	(3,074)
Purchase of available-for-sale investments	(369,867)	—	—
Redemption of available-for-sale investments	94,500	—	—
Purchase of equity and debt investments	(8,000)	—	—
Proceeds from sale of equity securities	19,214	—	—
Exercise of warrants	(6,250)	—	—
Acquisition of intangibles	—	—	(1,500)
Business acquisitions, net of cash acquired	(871,507)	—	(24,157)
Net cash used in investing activities	(1,232,671)	(28,490)	(51,714)
Financing activities
Proceeds from revolving credit facility	233,939	40,000	—
Principal payments of term loan	(700,000)	(28,000)	(107,000)
Principal payments of revolver	(265,000)	(10,000)	—
Proceeds from long-term debt	693,202	—	—
Proceeds from shares issued, net of underwriter costs	968,515	—	88,437
Payment of contingent consideration	—	—	(2,132)
Proceeds from convertible debt, net of underwriter costs	726,944	—	—
Payment of debt issuance costs	(2,445)	(1,151)	(37)
Payment of equity issuance costs	(1,388)	(2,896)	—
Holdback and retention payments for business acquisition	—	(390)	(500)
Tax withholding payment related to net settlement of equity awards	(10,928)	(4,147)	(1,596)
Employee stock purchase plan contributions	4,355	1,910	—
Exercise of stock options	—	1,841	—
Other	(16)	(23)	(24)
Net cash provided by (used in) financing activities	1,647,178	(2,856)	(22,852)
Effects of currency translation on cash and cash equivalents	360	225	(284)
Net increase (decrease) in cash and cash equivalents	336,463	(32,439)	(59,558)
Cash and cash equivalents at beginning of period	40,862	73,301	132,859
Cash and cash equivalents at end of period	$377,325	$40,862	$73,301
Supplemental disclosures of cash flow information
Cash paid, net during the period for:
Income taxes	$3,606	$24,631	$20,438
Interest	$12,847	$1,757	$6,823
Non-cash activities
Issuance of common stock for business acquisition	2,782,553	—	109,820
Unrealized loss on available-for-sale investments	(215)	—	—
Change in foreign currency translation adjustments	$1,094	$(922)	$(1,140)
Acquisitions of property and equipment included in accounts payable	$3,610	$2,204	$986

See accompanying notes to consolidated financial statements.

AEROVIRONMENT, INC.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

1.           Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation and its fully owned subsidiaries (collectively referred to herein as the “Company”), is engaged in the design, development, production, delivery and support of autonomous systems, precision strike systems, Counter-Uncrewed Aircraft Systems (“C-UAS”) technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. The Company provides these products and services primarily to organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies and to international allied governments.

Effective May 1, 2025, the Company reorganized its segments. In connection with the Company’s acquisition of BlueHalo Financing Topco, LLC (“BlueHalo”), the reorganization was implemented to drive additional operational improvements, foster synergies and provide leaders with greater autonomy over their product lines. The Company’s reportable segments are as follows:

Autonomous Systems (“AxS”)— The AxS segment focuses on the design, development, production, delivery, and support of intelligent, multi-domain robotic systems, including UAS, uncrewed underwater vehicles and ground robot systems. The segment includes the Company’s former Uncrewed Systems (“UxS”), Loitering Munitions Systems (“LMS”), and MacCready Works (“MW”) segments as well as Integrated Air and Missile Defense (“IAMD”), Electronic Warfare Systems (“EW”) and Uncrewed Maritime (“UUV”) products and services from the BlueHalo acquisition. It primarily serves organizations within or supplying the DoD, other federal agencies, and international allied governments. This segment encompasses the Company’s core autonomous platforms, such as drones and robotic systems, tailored for mission-critical applications across air, land and sea domains.

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

Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of AeroVironment, Inc. and its wholly-owned subsidiaries. Consolidated results include that of the Company and subsidiaries. The assets, liabilities and operating results of acquired companies have been included in the Company’s consolidated financial statements. Refer to Note 19—Business Acquisitions for further details. The Company eliminates intercompany balances and transactions in consolidation.

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

When an investment accounted for using the equity method issues its own shares, the subsequent reduction in the Company’s proportionate interest in the investee is reflected in equity as an adjustment to paid-in-capital. The Company evaluates its investments in companies accounted for by the equity or cost method for impairment when there is evidence or indicators that a decrease in value may be other than temporary. Refer to Note 8—Investments in Companies Accounted for Using the Equity Method for further details. For investments accounted for using the cost basis, refer to Note 2—Investments for further details.

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

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles (“GAAP”) in the United States requires management to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates made by management include, but are not limited to, valuation of inventory, acquired intangibles, goodwill, deferred tax assets and liabilities, useful lives of property, plant and equipment, medical and dental liabilities, warranty liabilities, long-term incentive plan liabilities and estimates of anticipated contract costs and transaction price utilized in the revenue recognition process. Actual results could differ from those estimates.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s disaggregated revenue disclosure has been recast to conform to the new disaggregation by operating groups and presentation of capitalized software to be sold in the statement of cash flows has been recast to conform to current year presentation.

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

Fair Values of Financial Instruments Approximating Cost

Fair values of cash and cash equivalents, accounts receivable, unbilled receivables, retentions and accounts payable approximate cost due to the short period of time to maturity.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash, cash equivalents, municipal bonds, U.S. government securities, U.S. government-guaranteed agency securities, U.S. government sponsored agency debt securities, highly rated corporate bonds, and accounts receivable. The Company currently invests in equity securities and limited partnership funds. The Company’s revenue and accounts receivable are with a limited number of corporations and governmental entities. In the aggregate, 85%, 75% and 76% of the Company’s revenue came from agencies of the U.S. government for the years ended April 30, 2026, 2025 and 2024, respectively. These agencies accounted for 76% and 75% of the accounts receivable balances at April 30, 2026 and 2025, respectively. One such agency, the U.S. Army, accounted for 25%, 20% and 11% of the Company’s consolidated revenue for the years ended April 30, 2026, 2025 and 2024, respectively. The Company performs ongoing credit evaluations of its commercial customers and maintains an allowance for potential losses.

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

Retentions represent amounts withheld by customers until contract completion. At April 30, 2026 and 2025, the retention balances were $3,416,000 and $746,000, respectively. The Company determines the allowance for credit losses based on historical customer experience, age of receivable and other currently available evidence. When a specific account is deemed uncollectible, the account is written off against the allowance. The allowance for credit losses reflects the Company’s best estimate of expected credit losses over the life of the receivable; such losses have historically been within management’s expectations. An account is deemed past due based on contractual terms rather than on how recently payments have been received.

Inventories

Inventories are stated at the lower of cost (using the weighted average costing method and the first in first out or FIFO method) or net realizable value. Inventory write-offs and write-down provisions are provided to cover risks arising from slow-moving items or technological obsolescence and for market prices lower than cost. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on this evaluation, provisions are made to write inventory down to its net realizable value.

Long-Lived Assets

Property, plant and equipment are carried at cost. Depreciation of property and equipment, including amortization of leasehold improvements, are provided using the straight-line method over the following estimated useful lives:

Machinery and equipment	2 – 10 years
Computer equipment and software	3 – 5 years
Buildings	40 years
In-service ISR assets	3 – 10 years
Furniture and fixtures	3 – 10 years
Leasehold improvements	Lesser of useful life or term of lease

Maintenance, repairs and minor renewals are charged directly to expense as incurred. Additions and betterments to property and equipment are capitalized at cost. When the Company disposes of assets, the applicable costs and accumulated depreciation and amortization thereon are removed from the accounts and any resulting gain or loss is included in other income (expense), net in the period incurred with the exception of in-service intelligence, surveillance and reconnaissance (“ISR”) assets which is included in cost of sales in the period incurred.

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

Cloud Computing Arrangements

Implementation costs incurred in a cloud computing arrangement that is a service contract are capitalized and recorded on the consolidated balance sheets in prepaid expenses and other current assets and other assets. The amounts capitalized are amortized on a straight-line basis over the estimated useful life of the service arrangement, which generally range from three to seven years. As of April 30, 2026 and 2025, capitalized costs related to cloud computing arrangements was $46,170,000 and $33,656,000, respectively, net of accumulated amortization of $10,349,000 and $4,887,000, respectively. Amortization expense related to cloud computing arrangements for the fiscal years ended April 30, 2026, 2025 and 2024 was $5,536,000, $2,541,000 and $1,440,000.

Costs of Software to Be Sold

Costs incurred for internally developed and produced or purchased software to be sold, leased or marketed once the software has established technological feasibility are capitalized and recorded on the consolidated balance sheets in other assets. The amounts capitalized are amortized according to the greater of a straight-line basis over the estimated useful life of the service arrangement, which generally range from two to five years, or the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product. As of April 30, 2026 and 2025, capitalized costs of software to be sold, leased or marketed was $27,410,000 and $3,269,000 respectively, net of accumulated amortization of $6,718,000 and $460,000, respectively.

Intangibles Assets — Acquired in Business Combinations

The Company performs valuations of assets acquired and liabilities assumed on each acquisition accounted for as a business combination and allocates the purchase price of the acquired business to the respective net tangible and intangible assets. Acquired intangible assets include technology, backlog, licenses, customer relationships, in-process research and development, trademarks and tradenames, and non-compete agreements. The Company determines the appropriate useful life by performing an analysis of expected cash flows based on historical experience of the acquired businesses. Intangible assets are amortized over their estimated useful lives using the straight-line method which approximates the pattern in which the economic benefits are consumed. The estimated useful life for the Company’s intangible assets are as follows:

Technology	3 – 12 years
Backlog	1 – 3 years
Licenses	3 years
Customer relationships	3 – 9 years
In-process research and development	3 years
Trademarks and tradenames	5 years
Non-compete agreements	Contractual term

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

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement (“OTA”) for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. Additionally, in March 2026, the customer terminated the agreement for convenience. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, the Company updated the estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order and termination for convenience as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $240,708,000 in the Space reporting unit. Due to the trigger event, the Company also performed a recoverability test on the long-lived assets, inclusive of the intangibles, of the Space reporting unit for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded. As of April 30, 2026, our Space reporting unit has a goodwill balance of approximately $291,000,000.

During the Company’s annual impairment test during the fiscal quarter ended April 30, 2025, the Company determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. These changes in estimates resulted in a full impairment and the recognition of a goodwill impairment charge of $18,359,000 in the UGV reporting unit.

During the most recent annual impairment test during the fourth quarter of fiscal year 2026, the estimated fair value of all reporting units with goodwill from acquisitions in previous years substantially exceeded their carrying value. The reporting units from the BlueHalo acquisition and the acquisition of Empirical Systems Aerospace, Inc. (“ESAero”) were recently recorded at estimated fair value during the fiscal year ended April 30, 2026 and, other than the Space unit, no triggering event for goodwill impairment was since identified.

The estimates and assumptions used to determine the fair value of our reporting units are highly subjective in nature. Actual results can be materially different from the estimates and assumptions. If actual market conditions are less favorable than those projected by the industry or by us, or if events occur or circumstances change that would reduce the estimated fair value of our indefinite-lived intangible assets below the carrying amounts, the Company could recognize future impairment charges, the amount of which could be material.

Product Warranty

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. Product warranty reserves are recorded in other current liabilities. The majority of warranties provided do not provide for services beyond standard assurances. However, certain warranties are considered to be separate performance obligations.

Accrued Sales Commissions

As of April 30, 2026 and 2025, the Company accrued sales commissions in other current liabilities of $14,974,000 and $6,535,000, respectively.

Self-Insurance Liability

The Company is self-insured for employee medical claims, subject to individual and aggregate stop loss policies. The Company estimates a liability for claims filed and incurred but not reported based upon recent claims experience and an analysis of the average period of time between the occurrence of a claim and the time it is reported to and paid by the Company. As of April 30, 2026 and 2025, the Company estimated and recorded a self-insurance liability in wages and related accruals of approximately $4,343,000 and $1,559,000, respectively.

Employee Savings Plan

The Company has an employee 401(k) savings plan covering all eligible employees. The Company expensed approximately $29,137,000, $9,679,000 and $8,554,000 in contributions to the plan for the years ended April 30, 2026, 2025 and 2024, respectively.

Interest Expense, net

Interest expense, net includes interest expense and interest income. Interest expense for the fiscal year ended April 30, 2026 was $24,197,000. Interest expense includes interest charges from the Credit Facilities as well as the amortization of debt issuance costs for the issuance of the Convertible Notes and the Fourth Amendment to the Credit Agreement, which upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility.

Interest income for the fiscal year ended April 30, 2026 was $18,581,000. Interest income includes interest income earned on available-for-sale debt securities.

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

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products, and to provide related engineering, technical and other services according to the specifications of the customers. These contracts may be firm fixed price (“FFP”), cost-plus-fixed fee, cost-plus-award fee, and cost-plus-incentive fee (“Cost Plus”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”).

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

Performance obligations are satisfied over time if the customer receives the benefits as the Company performs, if the customer controls the asset as it is being developed or produced, or if the product being produced for the customer has no alternative use and the Company has a contractual right to payment for the Company’s costs incurred to date plus a reasonable margin. The contractual right to payment is generally supported by termination for convenience clauses that allow the customer to unilaterally terminate the contract for convenience, pay the Company for costs incurred plus a reasonable profit, and take control of any work in process. Product revenue for certain Precision Strike products including LMS, Space, Directed Energy and Cyber and Mission Solutions product deliveries and customization of UGV transport vehicles is recognized over time as costs are incurred. Contract services revenue is recognized over time and composed of revenue recognized on contracts for the provision of services, including repairs and maintenance, training, engineering design, development and prototyping activities, technical support services, ISR services, and customer-funded R&D contracts. Contract services revenue is recognized over time as services are rendered. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Certain contract services revenue is recognized over time as services are rendered. The Company elected the right to invoice practical expedient in which if an entity has a right to consideration from a customer in an amount that corresponds directly with the value to the customer of the entity’s performance completed to date, the entity may recognize revenue in the amount to which the entity has a right to invoice. Certain training services are recognized over time using an output method based on days of training completed. LMS product revenue is currently recognized over time as the product is considered to not have alternative use as the U.S. government is the only current customer including FMS sales. Once LMS products receive a DCS contract, which is expected during fiscal year 2027, the products are considered to have alternative use and revenue will be recognized at a point in time.

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

For performance obligations which are not satisfied over time per the aforementioned criteria above, revenue is recognized at the point in time in which each performance obligation is fully satisfied. The Company’s product sales revenue is primarily composed of revenue recognized on contracts for the delivery of UAS, UGV, UUV, IAMD, and EW systems and spare parts, respectively. Revenue is recognized at the point in time when control transfers to the customer, which generally occurs when title and risk of loss have passed to the customer.

On April 30, 2026, the Company had approximately $1,176,192,000 of remaining performance obligations under contracts with its customers, which the Company also refers to as backlog. The Company currently expects to recognize approximately 85% of the remaining performance obligations as revenue in fiscal 2027, an additional 15% in fiscal 2028 and thereafter.

The Company collects sales, value add, and other taxes concurrent with revenue producing activities, which are excluded from revenue when they are both imposed on a specific transaction and collected from a customer.

Contract Estimates

Accounting for contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the total expected costs to complete the contract and recognizes revenue based on the percentage of costs incurred at period end.

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

If at any time the estimate of contract profitability indicates an anticipated loss on the contract and the contract falls under the scope of onerous contract guidance, contracts for which specifications are provided by the customer for the construction of facilities or the production of goods or the provision of related services, the Company recognizes the total loss in the quarter it is identified, and it is recorded in other current liabilities. The balance of forward loss reserves as of April 30, 2026 and April 30, 2025 was $6,103,000 and $104,000, respectively. The Company records forward loss reserves when the total estimated costs to complete the contracts are in excess of the total remaining consideration of the contracts. As of April 30, 2026, one IAMD contract had a forward loss reserve of $3,889,000 due to increase estimated costs to complete the project. No other individual contract in the forward loss reserve was material to the Company’s consolidated financial statements for the fiscal years ended April 30, 2026, 2025 or 2024.

The impact of adjustments in contract estimates on the Company’s operating earnings can be reflected in either operating costs and expenses or revenue. The aggregate impact of adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was a decrease to revenue of $(2,557,000) for the year ended April 30, 2026 and an increase to revenue of $6,002,000, and $5,408,000 for the years ended April 30, 2025, and 2024, respectively. For the year ended April 30, 2026, the Company had two individual contracts with material adjustments. One Cyber and Mission Solutions contract had an adjustment due to revised estimates of the total expected costs to complete contracts, which decreased revenue by approximately $(3,091,000). One Space and Directed Energy contract had a favorable adjustment due to lower expected costs and an increase in profitability which increased revenue by approximately $6,659,000. During the year ended April 30, 2025, the Company definitized four LMS undefinitized contract actions, which resulted in a cumulative catch-up revenue adjustment of $9,870,000 increase to revenue, and eight LMS unpriced change orders, which resulted in a cumulative catch-up revenue adjustment of $2,177,000 increase to revenue. The Company also had one LMS contract with a material adjustment due to revised estimates of the total expected costs to complete contracts, which decreased revenue by approximately $2,874,000. During the year ended April 30, 2024, the Company had two LMS contracts with a material adjustment due to revised estimates of the total expected costs to complete contracts, which increased revenue by approximately $2,672,000.

Revenue by Category

The following tables present the Company’s revenue disaggregated by operating group, contract type, customer category and geographic location (in thousands):

	Year Ended April 30,

Revenue by operating group	2026	2025	2024
Uncrewed Aircraft Systems	$363,878	$352,019	$407,671
Precision Strike and Defense Systems	848,342	359,433	192,587
Other	145,857	109,175	116,462
Space and Directed Energy	273,404	—	—
Cyber and Mission Solutions	345,364	—	—
Total revenue	$1,976,845	$820,627	$716,720

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by contract type	2026	2025	2024
FFP	$1,384,333	$746,190	$634,266
Cost Plus	454,113	67,986	77,458
T&M	138,399	6,451	4,996
Total revenue	$1,976,845	$820,627	$716,720

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

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by customer category	2026	2025	2024
U.S. government	$1,688,719	$613,053	$544,885
Non-U.S. government	288,126	207,574	171,835
Total revenue	$1,976,845	$820,627	$716,720

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue by geographic location	2026	2025	2024
Domestic	$1,420,437	$390,744	$271,727
International	556,408	429,883	444,993
Total revenue	$1,976,845	$820,627	$716,720

	Year Ended April 30,
	April 30,	April 30,	April 30,
Revenue percentage by recognition method	2026	2025	2024
Over time	70%	57%	43%
Point in time	30%	43%	57%
Total revenue	100%	100%	100%

Contract Balances

The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables, and customer advances and deposits on the consolidated balance sheets. In the Company’s services contracts, amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals, which is generally monthly, or upon the achievement of contractual milestones. Generally, billing occurs subsequent to revenue recognition, resulting in contract assets recorded in unbilled receivables and retentions on the consolidated balance sheets. However, the Company sometimes receives advances or deposits from its customers before revenue is recognized, resulting in contract liabilities recorded in customer advances on the consolidated balance sheets. Contract liabilities are not a significant financing component as they are generally utilized to pay for contract costs within a one-year period or are used to ensure the customer meets contractual requirements. These assets and liabilities are reported on the consolidated balance sheets on a contract-by-contract basis at the end of each reporting period. For the Company’s product revenue, the Company generally receives cash payments subsequent to satisfying the performance obligation via delivery of the product, resulting in billed accounts receivable. Changes in the contract asset and liability balances during the years ended April 30, 2026 or 2025 were not materially impacted by any other factors. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the years ended April 30, 2026, 2025, and 2024 that was included in contract liability balances at the beginning of each year were $12,331,000, $9,980,000 and $13,757,000, respectively.

Cost to Fulfill a Contract with a Customer

The Company recognizes assets for the costs to fulfill a contract with a customer if the costs are specifically identifiable, generate or enhance resources used to satisfy future performance obligations, and are expected to be recovered in accordance with ASC 340-40 Other Assets and Deferred Costs: Contracts with Customers. The assets related to costs to fulfill contracts with customers are capitalized and amortized over the period the related performance obligations are satisfied. As of April 30, 2026 and 2025, the Company’s costs to fulfill were $0 and $1,948,000, respectively.

Stock-Based Compensation

Stock-based compensation is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period, which is generally the vesting period of the respective award. No compensation cost is ultimately recognized for awards for which employees do not render the requisite service and are forfeited.

Long-Term Incentive Awards

For long-term incentive awards outstanding as of April 30, 2026, the awards include time-based awards which vest equally over three years and performance-based awards which vest based on the achievement of a target payout established at the beginning of each performance period. The actual payout at the end of the performance period is calculated based upon the Company’s achievement of such targets. Payouts are made in shares of restricted stock which become immediately vested upon issuance.

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

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform research and development activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales when the corresponding revenue is recognized, which is generally as the research and development services are performed. Revenue from customer-funded R&D was $240,889,000, $78,491,000 and $82,104,000 for the years ended April 30, 2026, 2025 and 2024, respectively. The related cost of sales for customer-funded R&D totaled $209,656,000, $58,028,000 and $62,181,000 for the years ended April 30, 2026, 2025 and 2024, respectively.

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

Many of the Company’s real estate lease agreements contain incentives for tenant improvements, rent holidays, or rent escalation clauses. For tenant improvement incentives, if the incentive is determined to be a leasehold improvement owned by the lessee, the Company generally records the incentive as a reduction to fixed lease payments thereby reducing rent expense. For rent holidays and rent escalation clauses during the lease term, the Company records rental expense on a straight-line basis over the term of the lease. For these lease incentives, the Company uses the date of initial possession as the commencement date, which is generally when the Company is given the right of access to the space and begins to make improvements in preparation for intended use.

The Company does not have any material restrictions or covenants in its lease agreements, sale-leaseback transactions, land easements or residual value guarantees.

In determining the inputs to the incremental borrowing rate calculation, the Company makes judgments about the value of the leased asset, its credit rating and the lease term including the probability of its exercising options to extend or terminate the underlying lease or purchase the underlying asset. Additionally, the Company makes judgments around contractual asset substitution rights in determining whether a contract contains a lease.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expenses included in SG&A expenses were $1,445,000, $416,000 and $457,000 for the years ended April 30, 2026, 2025 and 2024, respectively.

Foreign Currency Transactions

Foreign currency transaction gains and losses are charged or credited to earnings as incurred. For the fiscal years ended April 30, 2026, 2025 and 2024, foreign currency transaction losses that are included in other income (expense), net in the accompanying consolidated statements of (loss) income were $102,000, $491,000, and $22,000, respectively.

(Loss) Earnings Per Share

Basic (loss) earnings per share are computed using the weighted-average number of common shares outstanding and excludes any anti-dilutive effects of options, restricted stock and restricted stock units. The dilutive effect of potential common shares outstanding is included in diluted (loss) earnings per share.

The reconciliation of diluted to basic shares is as follows:

	Year Ended April 30,
	2026	2025	2024

Net (loss) income attributable to AeroVironment, Inc.	$(265,122,000)	$43,619,000	$59,666,000
Denominator for basic earnings per share:
Weighted average common shares	49,087,346	28,018,656	27,203,417
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	154,832	124,576
Denominator for diluted earnings per share	49,087,346	28,173,488	27,327,993

During the years ended April 30, 2026, 2025 and 2024, certain options, shares of restricted stock and restricted stock units were not included in the computation of diluted earnings per share because their inclusion would have been anti-dilutive. Due to the net loss for the fiscal year ended April 30, 2026, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. The number of options, restricted stock and restricted stock units which met this anti-dilutive criterion was approximately 344,578; 393 and 1,000 for the years ended April 30, 2026, 2025 and 2024, respectively.

Recently Adopted Accounting Standards

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 requires updates to the rate reconciliation, income taxes paid and other disclosures. Effective April 30, 2026, the Company adopted the ASU 2023-09. The Company is evaluating the potential impact of this adoption on its consolidated financial statements. The Company’s adoption of ASU 2023-07 did not have a material impact on the Company’s consolidated financial statements but did result in additional disclosures in the notes to the Company’s consolidated financial statements.

Recently Issued Accounting Standards

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income— Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). ASU 2024-03 requires disclosure, in the notes to financial statements, of specified information about certain costs and expenses included in each expense caption on the face of the income statement at interim and annual reporting periods. The new standard is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, and should be applied either prospectively to financial statements issued for reporting periods after the effective date of this ASU or retrospectively to any or all prior periods presented in the financial statements. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements; however, the ASU will result in additional disclosures in the notes to our consolidated financial statements.

In September 2025, the FASB issued ASU 2025-06, Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”), which better aligns the accounting guidance to how software is developed by eliminating project stages from capitalization criteria. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective, modified, or retrospective transition. Early adoption is permitted. The Company is currently evaluating the impact of adopting this new pronouncement.

In December 2025, the FASB issued ASU 2025-11, Interim Reporting (“ASU 2025-11”), which is intended to improve the navigability of required interim disclosures and clarify when that guidance is applicable, and also to provide additional guidance on what disclosures should be provided in interim reporting periods. The new standard is effective for annual reporting periods beginning after December 15, 2027 and interim periods within those annual reporting periods. The standard allows for prospective or retrospective transition. Early adoption is permitted. The Company does not expect the adoption of ASU 2024-03 to have a material impact on its consolidated financial statements.

2.           Investments

Investments consist of the following:

	April 30,
	2026	2025

Short-term investments:	(In thousands)
Available-for-sale securities:
U.S. government securities	137,759	—
Corporate securities	117,213	—
Total short-term investments	$254,972	$—
Long-term investments:
Available-for-sale securities:
U.S. government securities	14,106	—
Corporate securities	6,953	—
Investments at cost	8,000	—
Equity securities and warrants	—	1,204
Total long-term available-for-sale securities investments	$29,059	$1,204
Equity method investments
Investments in limited partnership funds	52,069	30,423
Total equity method investments	52,069	30,423
Total long-term investments	$81,128	$31,627

Available-For-Sale Securities

As of April 30, 2026, the balance of available-for-sale securities consisted of U.S. government securities and high-grade corporate bonds. Interest earned from these investments is recorded in interest expense, net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest expense, net. As of April 30, 2025, the company held no available-for-sale securities.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of April 30, 2026 (in thousands):

	April 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate securities	$124,306	1	(142)	$124,165
U.S. government securities	151,940	$1	$(75)	151,866
Total available-for-sale securities	$276,246	$2	$(217)	$276,031

Equity Securities

On September 12, 2022, the Company invested $5,000,000 and acquired 500,000 shares and 500,000 privately placed, redeemable warrants of Amprius Technologies, Inc. On April 16, 2026, the Company sold 500,000 shares for $9,350,000, net of commission and fee, and on April 22, 2026, the Company exercised its right to redeem the warrants for 500,000 shares at an exercise of $12.50 for $6,250,000 and sold the received 500,000 shares on April 29, 2026 for $9,824,000.

Equity securities and warrants are measured at fair value with net unrealized gains (losses) from changes in the fair value recognized in other income (expense), net.

	Year Ended April 30,
	2026	2025	2024
Net gain (loss) recognized during the period on equity securities	$11,720	$177	$(3,945)
Less: Net gain recognized during the period on equity securities sold during the period	11,720	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$—	$177	$(3,945)

Investments Measured at Cost

On December 22, 2025, the Company invested $3,000,000 in a privately-held technology company through Simple Agreement for Future Equity (“SAFE”) arrangement. The SAFE provides the Company with the right to receive equity in the issuing company upon the occurrence of certain future events, including a qualifying equity financing or a liquidity event. The Company measures the investment at cost, less any impairment and are recorded in long-term investments and included in Equity securities and warrants line in the investments table above.

On April 13, 2026, the Company invested $5,000,000 in a privately-held technology company through a convertible promissory note. The note bears interest at 4.03% annually, matures in 3 years, automatically converts into preferred equity upon a qualified financing event subject to a conversion discount, optional conversion into preferred equity upon a non-qualified financing event subject to a conversion discount, or optional conversion into preferred equity absent subsequent financing without a conversion discount.

3.           Fair Value Measurements

Fair value is the price that would be received to sell an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. The fair value hierarchy contains three levels as follows:

●	Level 1—Inputs to the valuation based upon quoted prices (unadjusted) for identical assets or liabilities in active markets that are accessible as of the measurement date.

●	Level 2—Inputs to the valuation include quoted prices in either markets that are not active, or in active markets for similar assets or liabilities, inputs other than quoted prices that are observable, and inputs that are derived principally from or corroborated by observable market data.

●	Level 3—Inputs to the valuation that are unobservable inputs for the asset or liability.

The Company’s financial assets measured at fair value on a recurring basis at April 30, 2026, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$276,031	$—	$276,031
Total	$—	$276,031	$—	$276,031

The Company had no financial liabilities measured at fair value on a recurring basis at April 30, 2026.

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

4.           Inventories, net

Inventories consist of the following (in thousands):

	April 30,
	2026	2025

	(In thousands)
Raw materials	$156,200	$52,567
Work in process	73,289	73,434
Finished goods	119,957	46,761
Inventories, gross	349,446	172,762
Reserve for inventory excess and obsolescence	(36,590)	(28,672)
Inventories, net	$312,856	$144,090

For the fiscal years ended April 30, 2026, 2025 and 2024, the Company recorded inventory reserve charges of $8,460,000, $2,882,000 and $13,937,000, respectively.

5.           Intangibles, net

The components of intangibles are as follows (in thousands):

	April 30,	April 30,
	2026	2025
Technology	$585,970	$101,645
Licenses	1,008	1,008
Customer relationships	618,730	77,588
Backlog	58,131	2,963
In-process research and development	550	550
Non-compete agreements	3,320	320
Trademarks and tradenames	3,668	1,668
Other	146	146
Intangibles, gross	1,271,523	185,888
Less accumulated amortization	(341,697)	(137,177)
Intangibles, net	$929,826	$48,711

The weighted average amortization period at April 30, 2026 and 2025 was 6 years. Amortization expense for the years ended April 30, 2026, 2025 and 2024 was $203,984,000, $23,391,000 and $17,954,000, respectively.

In January 2026, a stop-work order was received on the Company’s OTA for the delivery of BADGER phased array antenna systems to support Space Force’s Satellite Communication Augmentation Resource (“SCAR”) program. Additionally, in March 2026, the customer terminated the agreement for convenience. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. Due to the trigger event, the Company performed a recoverability test on the long-lived assets of the Space reporting unit, inclusive of the intangibles, for impairment in accordance with ASC 360. The undiscounted cash flows exceeded the carrying value and no impairment was recorded for long-lived assets.

As part of the Company’s annual goodwill impairment and identifiable assets test during the fiscal quarter ended April 30, 2025, a decrease in forecasted results of the UGV reporting unit resulted in accelerated intangible amortization expenses of $4,258,000, or loss per diluted share of $0.12, which was during the three months ended April 30, 2025. Refer to Note 6—Goodwill for further details.

Customer relationships, backlog, technology, non-compete agreements, and tradename intangibles were recognized in conjunction with the Company’s acquisition of ESAero on March 16, 2026. Technology, backlog and customer relationships intangibles were recognized in conjunction with the Company’s acquisition of Blue Halo on May 1, 2025. Refer to Note 19—Business Acquisitions for further details.

Estimated amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2027	$173,032
2028	165,242
2029	160,271
2030	137,236
2031	78,624
$714,405

6.           Goodwill

The following table presents the changes in the Company’s goodwill balance (in thousands):

	AxS	SCDE	Total
Goodwill	$431,157	$—	$431,157
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at April 30, 2025	256,781	—	256,781

Additions to goodwill	1,027,665	1,449,940	2,477,605
Impairment to goodwill	—	(240,708)	(240,708)

Goodwill	1,458,822	1,449,940	2,908,762
Accumulated impairment losses	(174,376)	(240,708)	(415,084)
Balance at April 30, 2026	$1,284,446	$1,209,232	$2,493,678

	AxS	SCDE	Total
Goodwill	$431,669	$—	$431,669
Accumulated impairment losses	(156,017)	—	(156,017)
Balance at April 30, 2024	275,652	—	275,652

Change to goodwill	(512)	—	(512)
Impairment of goodwill	(18,359)	—	(18,359)

Goodwill	431,157	—	431,157
Accumulated impairment losses	(174,376)	—	(174,376)
Balance at April 30, 2025	$256,781	$—	$256,781

The AxS segment includes goodwill from the acquisitions of ESAero, Pulse Aerospace, LLC, Arcturus UAV, Inc., Telerob Gesellschaft für Fernhantierungstechnik mbH (“Telerob”), which has since been fully impaired, Planck Aerosystems, Inc., Tomahawk Robotics, Inc. (“Tomahawk”), certain reporting units from BlueHalo and includes goodwill from the purchase of certain assets of Intelligent Systems Group business segment of Progeny Systems Corporation. The SCDE segment includes goodwill from certain reporting units from BlueHalo.

During the fiscal year ended April 30, 2026, the additions relate to the BlueHalo and ESAero acquisitions. Refer to Note 19—Business Acquisitions for further details.

The impairment during the fiscal year ended April 30, 2026 relates to the impairment of the Space reporting unit. In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. Additionally, in March 2026, the customer terminated the agreement for convenience. The Company concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, the Company updated the estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order and termination for convenience as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $240,708,000 in the Space reporting unit.

During the fiscal year ended April 30, 2025, the change to goodwill in AxS is attributable to the translation of the goodwill related to the Telerob Acquisition, which was recorded in Euros and translated to dollars at each reporting date and was fully impaired during the fiscal year ended April 30, 2025. The impairment relates to the impairment of the UGV reporting unit. During the Company’s annual impairment test during the fiscal quarter ended April 30, 2025, the Company determined the carrying value of the UGV reporting unit exceeded its fair value due to a decrease in forecasted results of the UGV reporting unit resulting from reduced probability and delays of obtaining certain opportunities as well as an increase in forecast expenditures to support operational decisions identified during the fiscal quarter ended April 30, 2025. The changes in estimates resulted in the recognition of a goodwill impairment charge of $18,359,000 in the UGV reporting unit.

During the most recent annual impairment test during the fourth quarter of fiscal year 2026, the estimated fair value of all reporting units with goodwill from acquisitions in previous years substantially exceeded their carrying value. The reporting units from the BlueHalo and ESAero acquisitions were recently recorded at estimated fair value during the fiscal year ended April 30, 2026 and, other than the Space unit, no triggering event for goodwill impairment was since identified.

7.           Property and Equipment, net

Property and equipment, net consist of the following:

	April 30,
	2026	2025

	(In thousands)
In-service ISR assets	3,987	1,486
Land, building, and leasehold improvements	85,143	31,472
Machinery and equipment	185,263	131,236
Furniture and fixtures	12,028	7,324
Computer equipment and software	61,930	50,617
Construction in process	24,622	8,304
Property and equipment, gross	372,973	230,439
Less accumulated depreciation and amortization	(206,254)	(179,735)
Property and equipment, net	$166,719	$50,704

Depreciation expense for the years ended April 30, 2026, 2025 and 2024 was $35,830,000, $17,063,000 and $17,098,000, respectively.

8.Investments in Companies Accounted for Using the Equity Method

Investment in Limited Partnership Fund

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 during the fiscal years ended April 30, 2021 and 2022, and there were no further contribution commitments to this fund as of April 30, 2022. During the fiscal year ended April 30, 2026 the Company received a distribution of $528,000. In March 2022, the Company entered into a similar second limited partnership fund and committed to contributions totaling $20,000,000 over an expected five year period. During the fiscal years ended April 30, 2026, 2025 and 2024, the Company made total contributions of $4,543,000, $5,674,000 and $3,074,000, respectively. Under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $931,000 to the fund expected to be paid over the next two fiscal years. In May 2026, the Company entered into a third similar limited partnership and committed to contributions totaling $20,000,000 over an expected five year period. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest. For the fiscal years ended April 30, 2026, 2025 and 2024, the Company recorded its ownership percentage of the net gain (loss) of the limited partnership, or $17,441,000, $4,816,000, and $(1,782,000) respectively, in equity method investment income (loss), net of deferred taxes $0, respectively, in the consolidated statements of income (loss). At April 30, 2026 and 2025, the carrying value of the investment in the limited partnership of $51,880,000 and $30,423,000, respectively, was recorded in available-for-sale long-term investments.

9.           Warranty Reserves

Warranty reserve activity is summarized as follows:

	April 30,
	2026	2025

	(In thousands)
Beginning balance	$4,189	$5,538
Balance acquired from acquisition	2,274	—
Warranty expense	9,006	1,151
Change in estimate	(1,655)	—
Warranty costs settled	(5,080)	(2,500)
Ending balance	$8,734	$4,189

10.Debt

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

The Credit Agreement and its associated Security and Pledge Agreement set forth the terms and conditions for (i) a five-year $100,000,000 revolving credit facility, which included a $10,000,000 sublimit for the issuance of standby and commercial letters of credit (the “Revolving Facility”), and (ii) a five-year amortized $200,000,000 term A loan drawn in full upon execution (the “Term Loan Facility”, and together with the Revolving Facility, the “Credit Facilities”).

On February 4, 2022, the Company entered into a First Amendment to Credit Agreement and Waiver relating to its existing Credit Agreement. On June 6, 2023, the Company entered into a Second Amendment to Credit Agreement relating to its existing credit Agreement which increased the sublimit from $10,000,000 to $25,000,000. On October 4, 2024, the Company entered into a Third Amendment to Credit Agreement with the existing lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank (the “New Lender”) (the “Third Amendment to Credit Agreement”). The Third Amendment to Credit Agreement provided for an aggregate $200,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, and extends the maturity date for obligations pursuant to the Credit Agreement to October 4, 2029. Upon effectiveness of the Third Amendment to Credit Agreement, the Company drew $15,000,000 from the amended Revolving Facility and repaid in full all outstanding amounts owed pursuant to the $700,000,000 Term Loan Facility. The Third Amendment to Credit Agreement reflects the removal of the Term Loan Facility. The unamortized debt issuance costs allocated to the Term Loan Facility of $590,000 were expensed upon repayment of the Term Loan Facility and recorded in interest expense.

On May 1, 2025, in connection with the consummation of the BlueHalo Acquisition, the Company entered into a Fourth Amendment to Credit Agreement with the lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank (the “Fourth Amendment to Credit Agreement” and the existing Credit Agreement as amended thereby, the “Amended Credit Agreement”). The Amended Credit Agreement now provides for an aggregate $700,000,000 term loan and an aggregate $350,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors. Upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Term Loan Facility. In June 2025, the Company drew an additional $10,000,000 under the Revolving Facility.

In July 2025, the Company used approximately $965,303,000 of the net proceeds from the Convertible Notes Offering and Common Stock Offering to repay indebtedness under the Term Loan Facility and outstanding borrowings under the Revolving Credit Facility. Refer to Note 11—Convertible Notes and Note 16—Share Issuances, respectively, for further details. The unamortized debt issuance costs allocated to the Term Loan Facility of $6,668,000 were expensed upon repayment of the Term Loan Facility and recorded as interest expense in the consolidated statements of operations. The Revolver Facility remains open and available to the Company.

The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit, which as of April 30, 2026 and 2025 was $13,152,000 and $9,376,000, respectively. As of April 30, 2026 and 2025, approximately $336,848,000 and $160,624,000 was available under the Revolving Facility, respectively. The $700,000,000 term loan has been repaid in full and closed; although new term loans can be renegotiated and issued under the Credit Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of April 30, 2026, the Company was in compliance with all amended covenants.

Long-term debt and the current period interest rates were as follows:

	April 30,	April 30,
	2026	2025
	(In thousands)	(In thousands)
Revolving credit facility	$—	$30,000
Convertible notes	747,500	—
Total long-term debt	747,500	30,000
Less unamortized debt issuance costs–convertible notes	18,533	—
Total long-term debt, net of unamortized debt issuance costs–convertible notes	$728,967	$30,000
Unamortized debt issuance costs–revolving credit facility	$1,745	$1,281
Current period interest rate	—	5.9%

Future contractual long-term debt principal payments at April 30, 2026 were as follows:

Fiscal Year	(In thousands)
2027	$—
2028	—
2029	—
2030	—
2031	747,500
$747,500

11. Convertible Notes

In July 2025, the Company entered into an underwriting agreement (the “Note Underwriting Agreement”) with certain underwriters (the “Note Underwriters”) agreeing, subject to customary conditions, to issue and sell $650,000,000 aggregate principal amount of the Notes to the Note Underwriters as well as an option, exercisable within 30 days after entering the Note Underwriting Agreement, to purchase up to an additional $97,500,000 aggregate principal amount of Notes solely to cover over-allotments. The Note Underwriters exercised such option to purchase an additional $97,500,000 aggregate principal amount of Notes. The issuance of $747,500,000 aggregate principal amount of Notes was completed in July 2025. The estimated fair value (Level 2) of the zero-coupon convertible note maturing on July 15, 2030 was $760,656,000 as of April 30, 2026.

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

12.          Leases

The components of lease costs recorded in cost of sales and SG&A expense were as follows (in thousands):

	Year Ended	Year Ended
	April 30,	April 30,
	2026	2025
Operating lease cost	$25,426	$10,163
Short term lease cost	1,442	822
Variable lease cost	3,880	1,627
Sublease income	—	—
Total lease costs, net	$30,748	$12,612

Supplemental lease information was as follows:

	Year Ended	Year Ended
	April 30,	April 30,
	2026	2025
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$23,708	$10,229
Right-of-use assets obtained in exchange for new lease liabilities	$6,699	$10,099

Weighted average remaining lease term	71 months	48 months
Weighted average discount rate	6.7%	5.4%

Maturities of operating lease liabilities as of April 30, 2026 were as follows (in thousands):

Fiscal Year
2027	$23,263
2028	25,143
2029	22,449
2030	17,597
2031	11,803
Thereafter	34,089
Total lease payments	$134,344
Less: imputed interest	(28,522)
Total present value of operating lease liabilities	$105,822

13.          Stock-Based Compensation

For the years ended April 30, 2026, 2025 and 2024, the Company recorded stock-based compensation expense of approximately $38,334,000, $21,461,000 and $17,069,000, respectively.

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

The prior plan, the 2006 Equity Incentive Plan (“2006 Plan”), was approved by the stockholders of the Company on January 14, 2007 and effective January 21, 2007 for officers, directors, key employees and consultants. On September 29, 2011, the stockholders of the Company approved an amendment and restatement of the 2006 Plan (“Restated 2006 Plan”). The Restated 2006 Plan expired in July 2021.

On September 19, 2023, the stockholders of the Company approved the Company’s 2023 Employee Stock Purchase Plan (the “2023 ESPP”). The 2023 ESPP allows for eligible employees to purchase common stock through payroll deductions of up to $25,000 worth of common stock (determined at the fair market value of the shares at the time such rights are granted) for each calendar year in which the purchase rights are outstanding at any time. Shares of common stock are purchased under the 2023 ESPP at a discount to the market price of the shares of no less than 85% of the fair market value of the Company’s common stock on each purchase date. Subject to adjustments for changes in the Company’s capitalization and certain corporate transactions, the total number of shares available for issuance under the 2023 ESPP is 1,000,000 shares of common stock. For the fiscal years ended April 30, 2026 and 2025, 27,737 and 14,598 shares have been issued under the 2023 ESPP, respectively.

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

As of April 30, 2025, no stock options were outstanding. Information related to the stock option plans at 2025 and 2024, and for the years then ended is as follows:

Restated 2006 Plan
Weighted
Average
Exercise
	Shares	Price
Outstanding at April 30, 2023	66,164	27.82
Options granted	—	—
Options exercised	—	—
Options canceled	—	—
Outstanding at April 30, 2024	66,164	27.82
Options granted	—	—
Options exercised	(66,164)	27.82
Options canceled	—	—
Outstanding at April 30, 2025	—	—

No options were granted during the fiscal years ended April 30, 2026, 2025 and 2024. The total intrinsic value of all options exercised during the years ended April 30, 2025 and 2024 was approximately $7,312,000, and $0, respectively. Proceeds from all option exercises under all stock option plans for the years ended April 30, 2025 and 2024 were approximately $1,841,000 and $0, respectively. The intrinsic value of all options outstanding and exercisable at both April 30, 2026 and 2025 was $0.

As of April 30, 2026, there was approximately $22,910,000 of total unrecognized compensation cost related to non-vested share-based compensation awards granted under the equity plans. That cost is expected to be recognized over an approximately two-year period or a weighted average period of approximately 2.0 years. The total fair value of shares vesting during the years ended April 30, 2026, 2025 and 2024 was $9,544,000, $8,543,000 and $6,170,000, respectively. The tax benefit realized from stock-based compensation was $11,080,000, $6,984,000 and $0 for the fiscal years ended April 30, 2026, 2025, and 2024, respectively.

Information related to the Company’s restricted stock awards at April 30, 2026 and for the year then ended is as follows:

	2021 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2025	162,140	$127.71
Stock granted	123,315	229.31
Stock vested	(78,908)	118.65
Stock canceled	(18,010)	186.40
Unvested stock at April 30, 2026	188,537	$192.48

Information related to the Company’s restricted stock units at April 30, 2026 and for the year then ended is as follows:

	2021 Plan
		Weighted
		Average
		Grant Date
	Shares	Fair Value
Unvested stock at April 30, 2025	3,178	$125.00
Stock granted	485	278.07
Stock vested	(1,559)	116.29
Stock canceled	(113)	175.67
Unvested stock at April 30, 2026	1,991	$166.24

14.          Long-Term Incentive Awards

The Company grants awards as a long-term incentive plan (“LTIP”) under its 2021 Plan to key employees. These awards consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in three equal tranches, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for a three-year period. At the award date, target achievement levels, threshold achievement levels and maximum achievement levels for each of the financial performance metrics were established for which the PRSUs would vest at 100%, 50% and 250% for each such metric, respectively. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock.

During the three months ended August 2, 2025, the Company granted LTIP awards (the “Fiscal 2026 LTIP”). The time-based restricted stock awards and time-based restricted stock units vest in equal tranches in July 2026, July 2027 and July 2028. The PRSUs vest based on the Company’s achievement of the financial performance metrics targets for the three-year period ending April 30, 2028. During the fiscal year ended April 30, 2026 the Company recorded

$7,067,000 of compensation expense related to the Fiscal 2026 LTIP, respectively. At April 30, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2026 LTIP is $30,311,000.

During the three months ended July 27, 2024, the Company granted LTIP awards (the “Fiscal 2025 LTIP”). The time-based restricted stock awards and time-based restricted stock units vest in equal tranches in July 2025, July 2026 and July 2027. The PRSUs vest based on the Company’s achievement of the financial performance metrics targets for the three-year period ending April 30, 2027. During the fiscal year ended April 30, 2026 and 2025, the Company recorded $7,956,000 and $3,134,000 of compensation expense related to the Fiscal 2025 LTIP, respectively. At April 30, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $17,138,000.

During the three months ended July 29, 2023, the Company granted LTIP awards (the “Fiscal 2024 LTIP”). The time-based restricted stock awards and time-based restricted stock units vest in equal tranches in July 2024, July 2025 and July 2026. The PRSUs vest based on the Company’s achievement of the financial performance metrics targets for the three-year period ended April 30, 2026. During the fiscal years ended April 30, 2026, 2025, and 2024, the Company recorded $6,362,000, $4,177,000 and $3,916,000 of compensation expense related to the Fiscal 2024 LTIP, respectively.

During the three months ended July 30, 2022, the Company granted LTIP awards (the “Fiscal 2023 LTIP”). The time-based restricted stock awards and time-based restricted stock units vested in equal tranches in July 2023, July 2024 and July 2025. The PRSUs vested based on the Company’s achievement of the financial performance metrics targets for the three-year period ended April 30, 2025. During the three months ended August 2, 2025, the Company issued a total of 61,605 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2023 LTIP. During the fiscal years ended April 30, 2025 and 2024, the company recorded $3,139,000 and $3,349,000 related to the fiscal year 2023 LTIP PRSUs.

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

15.          Income Taxes

The components of income/(loss) before income taxes are as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Domestic	$(298,407)	$68,814	$68,968
Foreign	(7,215)	(29,150)	(5,737)
(Loss) income before income taxes	(305,622)	39,664	63,231

Equity method investment income (loss)	17,441	4,837	(1,674)
Total (loss) income before income taxes	$(288,181)	$44,501	$61,557

The Company expects any foreign earnings to be reinvested in such foreign jurisdictions and, therefore, no deferred tax liabilities for U.S. income taxes on undistributed earnings are recorded. The foreign subsidiaries do not have any undistributed earnings.

A reconciliation of income tax expense/(benefit) computed using the U.S. federal statutory rates to actual income tax expense is as follows (dollars in thousands):

	Year Ended April 30,
	2026		2025		2024
	Dollars	Percentages	Dollars	Percentages	Dollars	Percentages
U.S. federal statutory income tax rate	$(64,181)	21.0%	$8,329	21.0%	$12,927	21.0%
State income taxes, net of federal benefit	(4,558)	1.5	(987)	(2.5)	569	0.9
Effect of cross-border tax laws:
Foreign-derived intangible income	—	—	(7,830)	(19.7)	(9,831)	(16.0)
Tax Credits:
Research and development credits	(8,290)	2.7	(5,263)	(13.3)	(4,831)	(7.8)
Changes in valuation allowance	(2,665)	0.9	84	0.2	931	1.6
Nontaxable or nondeductible items:
Limit on executive compensation	5,958	(1.9)	2,646	6.7	1,687	2.7
Excess benefit relating to stock-based compensation	(5,040)	1.6	(2,997)	(7.6)	(389)	(0.6)
Goodwill impairment	44,438	(14.5)	—	—	—	—
Acquisition related costs	3,426	(1.1)	—	—	—	—
Other Perms	4,185	(1.5)	1,515	3.8	536	0.8
Changes in unrecognized tax benefit	2,321	(0.8)	459	1.2	(370)	(0.6)
Foreign Tax Effects:
Statutory tax rate different from US	(719)	0.2	(2,603)	(6.6)	(293)	(0.5)
Goodwill impairment	—	—	5,477	13.8	—	—
Change in valuation allowance	1,653	(0.5)	2,213	5.6	—	—
Other Adjustments	413	(0.1)	(161)	(0.4)	955	1.5
Effective income tax rate	$(23,059)	7.5%	$882	2.2%	$1,891	3.0%

The components of the (benefit from) provision for income taxes are as follows (in thousands):

	Year Ended April 30,
	2026	2025	2024
Current:
Federal	$(349)	$21,901	$20,990
State	3,896	(320)	1,511
Foreign	523	—	(76)
	4,070	21,581	22,425
Deferred:
Federal	(19,494)	(19,301)	(18,844)
State	(7,635)	(734)	(625)
Foreign	—	(664)	(1,065)
	(27,129)	(20,699)	(20,534)
Total income tax expense (benefit)	$(23,059)	$882	$1,891

Significant components of the Company’s deferred income tax assets and liabilities are as follows (in thousands):

	April 30,
	2026	2025
Deferred income tax assets:
Accrued expenses	$6,435	$2,367
Stock based compensation	5,467	3,728
Allowances, reserves, and other	564	—
Unrealized loss on securities	1,704	3,787
Net operating loss and credit carry-forwards	75,001	21,620
163(J) disallowed interest expense carry-forward	28,083	—
Acquisition related costs	6,263	4,299
Capitalized research and development costs	59,288	57,266
Reserve for inventory excess and obsolescence	8,257	6,306
Lease liability	30,436	8,226
Total deferred income tax assets	221,498	107,599
Deferred income tax liabilities:
Fixed asset basis	(22,416)	(3,160)
Allowances, reserves, and other	(5,517)	(1,895)
Outside basis difference	(38)	(38)
Right-of-use asset	(28,749)	(7,645)
Intangibles basis	(185,053)	(6,631)
Total deferred income tax liabilities	(241,773)	(19,369)
Valuation allowance	(30,219)	(26,770)
Net deferred tax assets	$(50,494)	$61,460

The One Big Beautiful Bill Act was enacted in the U.S. on July 4, 2025. OBBBA introduced significant changes to the U.S. federal corporate tax system, including reinstating the immediate deductibility of domestic research and experimental (“R&E”) expenditures for tax years beginning after December 31, 2024. While foreign R&E expenditures continue to be capitalized and amortized over the applicable recovery period. Accordingly, the provisions impacting the Company have been reflected in the financial statements for the year ended April 30, 2026.

At April 30, 2026 and 2025 the Company recorded a valuation allowance of $30,219,000 and $26,770,000, respectively, against state net operating losses and state R&D credits as the Company is currently generating more tax credits than it will utilize in future years. The valuation allowance increased by $3,449,000 and $2,935,000 for April 30, 2026 and April 30, 2025, respectively, primarily due to state net operating losses and foreign deferred tax assets.

At April 30, 2026, the Company had federal R&D Credit carryforwards of 11,811,000, which carryforward to fiscal year 2046. At April 30, 2026, the Company had California R&D credit carryforwards of $21,425,000. These credits carryforward indefinitely.

At April 30, 2026, the Company had federal, state and foreign net operating loss carryforwards of approximately $180,315,000, $170,408,000 and $11,118,000, respectively. The federal net operating losses carry forward indefinitely. The state net operating losses will begin expiring in fiscal year 2036, and foreign net operating losses carry forward indefinitely. Utilization of federal and state net operating loss carryforwards may be subject to substantial annual limitation due to the ownership changes as provided by Section 382 of the Internal Revenue Code and similar state provisions.

At April 30, 2026 and 2025, the Company had approximately $16,196,000 and $13,429,000, respectively, of unrecognized tax benefits. Of the 2026 balance, $8,852,000 would impact the Company’s tax expense and $7,414,000 would result in an increase in California R&D credit valuation allowance. The Company estimates that $1,268,000 of its unrecognized tax benefits will decrease in the next twelve months due to statute of limitation expiration.

The following table summarizes the activity related to the Company’s gross unrecognized tax benefits for the years ended April 30, 2026 and 2025 (in thousands):

	April 30,
	2026	2025
Balance as of May 1	$13,429	$13,601
Increases related to prior year tax positions	62	30
Decreases related to prior year tax positions	(141)	(18)
Increases related to current year tax positions	3,588	1,582
Decreases related to lapsing of statute of limitations	(742)	(1,766)
Balance as of April 30	$16,196	$13,429

The Company records interest and penalties on uncertain tax positions to income tax expense. As of April 30, 2026 and 2025, the Company had accrued approximately $1,609,000 and $454,000, respectively, of interest and penalties related to uncertain tax positions. The 2021 to 2024 tax years remain open to examination by the IRS for federal income taxes. The tax years 2019 to 2024 remain open for major state taxing jurisdictions.

The following table summarized income taxes paid for the year ended April 30, 2026, 2025 and 2024 (in thousands):

	Year Ended April 30,	Year Ended April 30,	Year Ended April 30,
	2026	2025	2024
Federal	$2,250	$24,175	$17,387
State:
Alabama	(272)
California	514
Florida	351
Maryland	204
Other	174	682	2,533
Foreign:
Germany	385	(226)	518
Total income taxes paid	$3,606	$24,631	$20,438

16.Share Issuances

In July 2025, the Company entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with certain underwriters (the “Common Stock Underwriters”) agreeing, subject to customary conditions, to issue and sell 3,528,226 shares of the Company’s common stock to the Common Stock Underwriters. In addition, pursuant to the Common Stock Underwriting Agreement, the Company granted the Common Stock Underwriters an option, exercisable within 30 days after entering the Common Stock Underwriting Agreement, to purchase up to an additional 529,234 shares of the Company’s common stock (the “Over-allotment Option”). The issuance of 3,528,226 shares of common stock was completed in July 2025. Subsequently, the Company closed the issuance and sale of 529,234 shares of its common stock pursuant to the underwriters’ full exercise of the Over-allotment Option in July 2025 for a total issuance of 4,057,460 shares, generating gross proceeds to the Company of $1,006,250,000, proceeds of $968,515,000, net of underwriting discount and proceeds of $966,846,000 net of underwriting discount and other equity issuance costs.

17.          Accumulated Other Comprehensive Loss

The components of accumulated other comprehensive loss are as follows (in thousands):

		Foreign	Total Accumulated
	Available-for-	Currency Translation	Other
	Sale Securities	Adjustments	Comprehensive Loss
Total accumulated other comprehensive loss balance as of April 30, 2025	$—	$(6,514)	$(6,514)
Unrealized loss, net of $0 of taxes	(215)	—	(215)
Changes in foreign currency translation adjustments	—	1,094	1,094
Total accumulated other comprehensive loss balance as of April 30, 2026	$(215)	$(5,420)	$(5,635)

18.          Commitments and Contingencies

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

The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit. Refer to Note 10—Debt for additional information.

Contract Cost Audits

Payments to the Company on government Cost Plus contracts are based on provisional, or estimated indirect rates, which are subject to an annual audit by the Defense Contract Audit Agency (“DCAA”). The cost audits result in the negotiation and determination of the final indirect cost rates that the Company may use for the period(s) audited. The final rates, if different from the provisional rates, may create an additional receivable or liability for the Company.

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

The Company’s revenue recognition policy calls for revenue recognized on all Cost Plus government contracts to be recorded at actual rates unless collectability is not reasonably assured. At April 30, 2026 and 2025, the Company had no reserve for open incurred cost claim audits.

19.         Business Acquisitions

ESAero Acquisition

On March 16, 2026, the Company closed its acquisition of ESAero, a leading producer of UAS and advanced air mobility platforms. Pursuant to the merger agreement, the Company acquired 100% of ESAero equity for an aggregate purchase price of $177,909,000 consisting of 671,078 shares of the Company’s common stock with a fair value of $142,188,000 and $26,922,000 cash-on-hand, net of $2,386,000 cash acquired, plus an $8,800,000 holdback for certain customary adjustments, such as net working capital, and certain seller indemnification obligations. The fair value of the shares issued was based on the closing price on March 16, 2026 of $211.88. ESAero is incorporated into AeroVironment’s AxS segment. The Company believes the acquisition will enhance the Company’s ability to transition from innovative design to advanced manufacturing. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

The following table summarizes the preliminary allocation of the fair value of the acquisition consideration transferred to assets acquired and liabilities assumed as of the acquisition date. The allocation of the purchase price is preliminary and subject to change as the Company continues to evaluate the fair values of certain assets and liabilities acquired. Open items in the purchase price allocation include the valuation of assets acquired and liabilities assumed including, but not limited to customer relationships, backlog developed technology, non-compete agreements, and tradename intangibles; leases; details surrounding tax matters; and assumptions underlying certain existing or potential reserves, such as those for inventory and legal matters (in thousands):

March 16,
2026
Fair value of assets acquired:
Accounts receivable	$7,545
Unbilled receivables and retentions	25,004
Inventories, net	44
Prepaid expenses and other current assets	2,715
Property and equipment	1,606
Operating lease right-of-use assets	10,923
Intangibles	55,300
Goodwill	110,177
Total identifiable assets	$213,314

Fair value of liabilities assumed:
Accounts payable	$5,776
Wages and related accruals	2,435
Customer advances	702
Current operating lease liabilities	1,964
Other current liabilities	816
Non-current operating lease liabilities	8,960
Income taxes payable (non-current)	2,874
Deferred income taxes	11,878
Total liabilities assumed	35,405
Total identifiable net assets	$177,909

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

The goodwill is attributable to the synergies the Company expects to achieve through leveraging the acquired technology to its existing customers, the workforce of ESAero and expected future customers in the AxS market. For income tax purposes the acquisition is treated as a stock acquisition, as such the goodwill associated with this purchase is not deductible.

ESAero Supplemental Pro Forma Information (unaudited)

ESAero revenue and income from operations for the period ended April 30, 2026 since acquisition on March 16, 2026 was $20,038,000 and $5,951,000, inclusive of $1,116,000 of intangible amortization, respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2024 (in thousands):

	Year Ended
	April 30,	April 30,
	2026	2025
Revenue	$2,056,180	$863,041
Net (loss) income	$(257,092)	$33,836

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the year ended April 30, 2025, reflecting the additional amortization that would have been charged and including the results of ESAero prior to acquisition.

The Company incurred approximately $2,504,000 of acquisition-related expenses for the fiscal year ended April 30, 2026. These expenses are included in SG&A on the Company’s consolidated statements of income (loss).

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2024, nor are they indicative of results of operations that may occur in the future.

BlueHalo Acquisition

On November 13, 2024, the Company formed Archangel Merger Sub LLC, a Delaware limited liability company and a direct wholly owned subsidiary of the Company (“Merger Sub”), for the purpose of the announced acquisition of BlueHalo. On May 1, 2025, the Company closed its acquisition of BlueHalo for merger consideration, net of cash acquired, of $3,484,945,000. Through the acquisition, BlueHalo is incorporated into the Company’s AxS and SCDE segments. The Company believes that the acquisition will help to advance the combined company as a global defense technology leader across air, land, sea, space, and cyber. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

The following table summarizes the final allocation of the fair value of the merger consideration transferred to assets acquired and liabilities assumed as of the acquisition date (in thousands):

May 1,
2025
Fair value of assets acquired:
Accounts receivable, net of allowance for credit losses of $420 at May 1, 2025	$79,665
Unbilled receivables and retentions	96,414
Inventories, net	87,794
Income taxes receivable	3,941
Prepaid expenses and other current assets	13,628
Long-term investments	151
Property and equipment	87,841
Operating lease right-of-use assets	70,879
Intangibles	1,029,800
Goodwill	2,367,428
Other assets	1,086
Total identifiable assets	$3,838,627

Fair value of liabilities assumed:
Accounts payable	56,930
Wages and related accruals	43,031
Customer advances	42,700
Current operating lease liabilities	6,707
Other current liabilities	11,971
Non-current operating lease liabilities	64,720
Liability for uncertain tax positions	436
Deferred income taxes	127,187
Total liabilities assumed	353,682
Total identifiable net assets	$3,484,945

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

The following table summarizes the valuation of the fair value of intangible assets acquired (in thousands):

	Fair Value	Estimated Useful Life
		Years
Fair value of intangible assets acquired:
Backlog	$49,900	1-2
Customer relationships	499,500	4-9
Developed technology	480,400	4-10
Intangible assets acquired	$1,029,800

BlueHalo Supplemental Pro Forma Information (unaudited)

BlueHalo revenue and loss from operations for the fiscal year ended April 30, 2026 since its acquisition on May 1, 2025 was $919,144,000 and $(365,518,000), inclusive of $208,482,000 of intangible amortization and $240,708,000 of goodwill impairment, respectively. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2024. The pro forma amounts include the historical operating results of the Company and BlueHalo prior to the acquisition. The pro forma results are not necessarily indicative of the Company's results of operations that would have been obtained had the acquisition of BlueHalo been completed for the period presented, or which may be realized in the future (in thousands):

	Year Ended
	April 30,	April 30,
	2026	2025
Revenue	$1,976,845	$1,663,312
Net loss	$(190,923)	$(171,740)

The Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize an increase in the fair value of inventory acquired during the year ended April 30, 2025. In addition, for the year ended April 30, 2026, the amortization expense associated with the Company's one-year intangible backlog has been eliminated within the pro forma adjustments.

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the year ended April 30, 2025, reflecting the additional amortization and depreciation that would have been charged, incremental interest expense associated with the initial financing for the acquisition under the term loan and revolver, and including the results of BlueHalo prior to acquisition.

The Company incurred approximately $64,194,000 of BlueHalo acquisition-related expenses including integration costs. The Company recognized a nonrecurring pro forma adjustment to the year ended April 30, 2026 to remove the impact of the transaction costs from the historical balance, while recognizing the $44,903,000 of transaction expenses within the year ended April 30, 2025 to reflect the costs as if the acquisition was completed during the year ended April 30, 2025.

The unaudited pro forma combined financial information presented above does not give effect to the July 2025 common stock issuance and Notes issuance, as such proceeds were not used to fund the BlueHalo acquisition. As the Company’s repayment of indebtedness using the proceeds of the common stock issuance and Convertible Notes issuance was not directly attributable to the acquisition, the related reduction in interest expense is not reflected in this unaudited pro forma combined financial information.

Tomahawk Acquisition

On September 15, 2023, the Company closed its acquisition of Tomahawk, a leader in AI-enabled robotic control systems. Pursuant to the merger agreement, the Company acquired 100% of Tomahawk equity for an aggregate purchase price of $134,467,000 consisting of 985,999 shares of restricted common stock of the Company valued at $109,820,000 and $27,205,000 cash-on-hand, net of $3,048,000 cash acquired, plus a $490,000 holdback. During the three months ended January 27, 2024, the holdback was decreased $100,000 as part of the working capital adjustment, and the total purchase price and goodwill, therefore, decreased by $100,000 as well. The remaining $390,000 holdback was paid during the three months ended October 26, 2024. The fair value of the shares issued was the closing price on September 15, 2023, the close of the Tomahawk purchase agreement. Tomahawk is incorporated into AeroVironment’s UxS segment. The acquisition will enable deeper integration of both companies’ technology, leading to enhanced interoperability and interconnectivity of uncrewed systems through a singular platform with similar control features. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

Year Ended
April 30,
2024
Revenue	$727,241
Net income	$57,273

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

The Company incurred approximately $1,873,000 of acquisition-related expenses for the fiscal year ended April 30, 2024. These expenses are included in SG&A on the Company’s consolidated statements of income (loss).

The unaudited pro forma supplemental information is based on estimates and assumptions, which the Company believes are reasonable and are not necessarily indicative of the results that have been realized had the acquisition been consolidated in the tables above as of May 1, 2022, nor are they indicative of results of operations that may occur in the future.

20.Pension

As part of the acquisition of Telerob on May 3, 2021, the Company acquired a small foreign-based defined benefit pension plan. The Rheinmetall-Zusatzversorgung (“RZV”) service plan covers three former employees based on individual contracts issued to the employees. No other employees are eligible to participate. The Company has reinsurance policies taken out for participating former employees, which were pledged to the employees. The measurement date for the Company’s pension plan was April 30, 2026.

The table below includes the projected benefit obligation and fair value of plan assets. The net fair value of plan assets is recorded in other assets on the consolidated balance sheets.

April 30,
2026
(In thousands)
Projected benefit obligation	$(3,249)
Fair value of plan assets	3,862
Funded status of the plan	$613

Change in projected benefit obligation (in thousands):

	2026	2025
Pension benefit obligation balance as of April 30, 2025 and 2024, respectively	$(3,335)	$(3,246)
Interest cost	(123)	(112)
Actuarial loss	98	16
Benefits paid	211	190
Foreign currency exchange rate changes	(100)	(183)
Pension benefit obligation balance as of April 30, 2026 and 2025, respectively	$(3,249)	$(3,335)

Change in plan assets (in thousands):

	2026	2025
Fair value of plan assets as of April 30, 2025 and 2024, respectively	$3,817	$3,636
Expected return on plan assets	142	162
Benefits paid	(211)	(190)
Foreign currency exchange rate changes	114	209
Fair value of plan assets as of April 30, 2026 and 2025, respectively	$3,862	$3,817

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

	Year Ended	Year Ended
	April 30,	April 30,
	2026	2025
Discount rate	3.7%	3.6%
In-payment benefits	2.5%	2.5%
Expected return on plan assets	2.9%	2.9%

Expected benefits payments as of April 30, 2026 (in thousands):

2026	$211
2027	218
2028	220
2029	222
2030	224
2031-2035	1,124
Total expected benefit payments	$2,219

Net periodic benefit cost is recorded in interest (expense) income, net (in thousands).

	Year Ended April 30,
	2026	2025	2024
	(In thousands)	(In thousands)	(In thousands)
Actual return on plan assets	$142	$162	$52
Interest cost	(123)	(112)	(119)
Actuarial gain (loss)	98	16	(206)
Net periodic benefit cost	$117	$66	$(273)

21.          Segments

The Company identifies two reportable segments, AxS and SCDE.

The accounting policies of the segments are the same as those described in Note 1—Organization and Significant Accounting Policies. The operating segments sales to each other are eliminated. Effective May 1, 2025, segment adjusted EBITDA is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance. Segment adjusted EBITDA is defined as segment income (loss) from operations before depreciation and amortization and adjusted for the impact of certain other non-cash items, including goodwill impairment, amortization of implementation of cloud computing arrangements, stock-based compensation, other purchase accounting adjustments, and cash items including acquisition related expenses and certain one-time non-operating expense or income such as legal expense.

	Year Ended April 30, 2026
	AxS	SCDE	Total
Revenue:
Product sales	$1,142,762	$272,587	$1,415,349
Contract services	215,315	346,181	561,496
	1,358,077	618,768	1,976,845
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	837,367	546,127	1,383,494
Intangible amortization included in cost of sales	48,901	43,808	92,709
SG&A less intangible amortization	208,673	104,147	312,820
Intangible amortization included in SG&A	41,688	88,743	130,431
Research and development	113,063	14,615	127,678
Impairment of goodwill	—	240,708	240,708
Other expense (income)	(7,547)	(3,439)	(10,986)
Add:
Depreciation	28,848	13,049	41,897
Amortization	90,589	132,551	223,140
Impairment of goodwill	—	240,708	240,708
Acquisition-related expenses	29,782	18,388	48,170
Amortization of cloud computing arrangement implementation	5,522	14	5,536
Equity securities investments activity, net	(9,941)	(1,779)	(11,720)
Stock-based compensation	27,920	10,414	38,334
Segment adjusted EBITDA	$288,652	$(2,596)	$286,056

	Year Ended April 30, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$692,722	$—	$692,722
Contract services	127,905	—	127,905
	820,627	—	820,627
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	482,586	—	482,586
Intangible amortization included in cost of sales	19,405	—	19,405
SG&A less intangible amortization	154,752	—	154,752
Intangible amortization included in SG&A	4,001	—	4,001
Research and development	100,729	—	100,729
Impairment of goodwill	18,359	—	18,359
Other expense (income)	(1,057)	—	(1,057)
Add:
Depreciation	17,592	—	17,592
Amortization	23,406	—	23,406
Impairment of goodwill	18,359	—	18,359
Acquisition-related expenses	19,290	—	19,290
Amortization of cloud computing arrangement implementation	2,541	—	2,541
Equity securities investments activity, net	(177)	—	(177)
Legal expense	2,100	—	2,100
Stock-based compensation	21,461	—	21,461
Segment adjusted EBITDA	$146,424	$—	$146,424

	Year Ended April 30, 2024
	AxS	SCDE	Total
Revenue:
Product sales	$585,771	$—	$585,771
Contract services	130,949	—	130,949
	716,720	—	716,720
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	419,241	—	419,241
Intangible amortization included in cost of sales	13,548	—	13,548
SG&A less intangible amortization	109,410	—	109,410
Intangible amortization included in SG&A	5,010	—	5,010
Research and development	97,687	—	97,687
Other expense (income)	4,373	—	4,373
Add:
Depreciation	17,191	—	17,191
Amortization	18,558	—	18,558
Acquisition-related expenses	2,095	—	2,095
Amortization of cloud computing arrangement implementation	1,444	—	1,444
Equity securities investments activity, net	3,945	—	3,945
Stock-based compensation	17,069	—	17,069
Segment adjusted EBITDA	$127,753	$—	$127,753

The following table (in thousands) provides a reconciliation from segment adjusted EBITDA to income before income taxes:

	Year Ended
	April 30,	April 30,	April 30,
	2026	2025	2024
Segment adjusted EBITDA	$286,056	$146,424	$127,753
Depreciation and amortization	(265,037)	(40,998)	(35,749)
Impairment of goodwill	(240,708)	(18,359)	—
Acquisition-related expenses	(48,170)	(19,290)	(2,095)
Amortization of cloud computing arrangement implementation	(5,536)	(2,541)	(1,444)
Legal expense	—	(2,100)	—
Stock-based compensation	(38,334)	(21,461)	(17,069)
Equity securities investments activity, net	11,720	177	(3,945)
Interest expense, net	(5,613)	(2,188)	(4,220)
(Loss) income before income taxes	$(305,622)	$39,664	$63,231

Segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	AxS	SCDE	Corporate	Total
As of April 30, 2026	$2,604,511	$2,032,663	$1,079,568	$5,716,742
As of April 30, 2025	$872,530	$—	$248,037	$1,120,567

Capital expenditures are summarized in the table below (in thousands):

	AxS	SCDE	Corporate	Total
Year Ended April 30, 2026	$50,780	$29,380	$6,058	$86,218
Year Ended April 30, 2025	$21,212	$—	$1,604	$22,816
Year Ended April 30, 2024	$19,229	$—	$3,754	$22,983

22.          Geographic Information

Sales to non-U.S. customers, including U.S. government foreign military sales in which an end user is a foreign government, accounted for 28%, 52% and 62% of revenue for each of the fiscal years ended April 30, 2026, 2025 and 2024, respectively. For the fiscal years ended April 30, 2025 and 2024, Ukraine represented $149,600,000, or 18%, and $274,136,000, or 38%, respectively, of the Company’s consolidated revenues. The Company’s internationally deployed fixed assets for UGV was $5,062,000 and $5,033,000 as of April 30, 2026 and 2025, respectively. The Company’s internationally deployed in-service assets for MUAS was $5,472,000 and $1,486,000 as of April 30, 2026 and 2025, respectively.

SUPPLEMENTARY DATA

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

			Additions
	Balance at	Balance	Charged to	Charged to		Balance at
	Beginning	Acquired from	Costs and	Other		End of
Description	of Period	Acquisition	Expenses	Accounts	Deductions	Period

	(In thousands)
Allowance for credit losses for the year ended April 30:
2024	$156	$—	$89	$—	$(86)	$159
2025	$159	$—	$111	$—	$(67)	$203
2026	$203	$387	$1,426	$—	$(55)	$1,961
Warranty reserve for the year ended April 30:
2024	$3,642	$40	$4,364	$—	$(2,508)	$5,538
2025	$5,538	$—	$1,151	$—	$(2,500)	$4,189
2026	$4,189	$2,274	$9,006	$—	$(6,735)	$8,734
Reserve for inventory excess and obsolescence for the year ended April 30:
2024	$15,205	$—	$13,937	$—	$(3,242)	$25,900
2025	$25,900	$—	$2,882	$—	$(110)	$28,672
2026	$28,672	$4,942	$8,460	$—	$(5,484)	$36,590
Reserve for self-insured medical claims for the year ended April 30:
2024	$1,383	$—	$16,365	$—	$(16,504)	$1,244
2025	$1,244	$—	$17,436	$—	$(17,121)	$1,559
2026	$1,559	$—	$26,945	$—	$(24,113)	$4,391

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. As required by Rules 13a-15(e) and 15d-15(e) under the Exchange Act, we have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2026, due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that the financial statements included in this Annual Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. In addition, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our internal control over financial reporting as of April 30, 2026, based on the criteria established in Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of April 30, 2026, due to the material weaknesses in internal control over financial reporting described below.

Our assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026 excludes the acquisition of BlueHalo which was acquired on May 1, 2025 and ESAero which was acquired on March 16, 2026, and whose combined financial statements constitute approximately 46% of total assets and 48% of total revenue of the consolidated financial statement amounts of the Company as of and for the year ended April 30, 2026.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

Despite the exclusion of BlueHalo from our assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2026, we identified a material weakness in controls over the financial close and reporting process as a result of the BlueHalo acquisition. BlueHalo did not design and maintain effective information technology (“IT”) general controls for certain information systems that are relevant to information used the preparation of BlueHalo’s financial reporting that is included in the consolidated financial statements of Aerovironment. Specifically, BlueHalo did not design and maintain user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. As a result, the automated controls and IT dependent manual business process controls that rely upon BlueHalo’s financial reporting information from the affected applications were deemed not effective.

In addition, we determined that the error resulting in the restatement of our unaudited condensed consolidated financial statements for the quarter ended January 31, 2026 in the Amendment No. 1 on Form 10-Q/A, filed with the SEC on June 22, 2026, originated from a material weakness. The material weakness relates to the design of controls over the preparation and review of our goodwill impairment analysis. Specifically, we did not have a properly designed control requiring preparation and review of a reconciliation of goodwill by reporting unit.

The effectiveness of our internal control over financial reporting as of April 30, 2026 has been audited by Deloitte & Touche LLP, our independent registered public accounting firm, as stated in their report which is included herein.

Remediation Plan

As of the date of this report, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the material weaknesses noted above. The remediation plan includes, but is not limited to, the following activities which have been performed or are in process:

●	With respect to the material weakness related to information technology general controls over BlueHalo’s financial reporting, we have designed and are implementing enhancements to user access and program change management controls, including restricting administrator-level access, performing periodic user access reviews, and formalizing change management and data modification processes through documented and approved workflows.
●	With respect to the material weakness related to design of controls over the preparation and review of our goodwill impairment analysis, •Implemented a control over the preparation and review of a quarterly reconciliation of goodwill by reporting unit

Remedial controls must operate for a sufficient period of time for a definitive conclusion, through testing, that the deficiencies have been remediated and, as such, management can give no assurance that the measures it has undertaken have remediated the material weaknesses that it has identified or that additional material weakness will not arise in the future. Management will continue to monitor the effectiveness of these and other processes, procedures, and controls and will make any further changes that management determines to be appropriate.

Changes in Internal Control over Financial Reporting

Except for the identification of the material weaknesses described above, there were no changes in our internal control over financial reporting as defined in Rules 13a-15(f) or 15d-15(f) that occurred during the quarter ended April 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended April 30, 2026.

Item 9C. Disclosure Regarding Foreign Jurisdictions That Prevent Inspections

Not applicable.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of AeroVironment, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of AeroVironment, Inc. and subsidiaries (the “Company”) as of April 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weakness identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of April 30, 2026, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended April 30, 2026, of the Company and our report dated June 29, 2026, expressed an unqualified opinion on those financial statements.

As described in Management’s Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at BlueHalo, LLC and subsidiaries (collectively, “BlueHalo”), which was acquired on May 1, 2025, and Empirical Systems Aerospace, Inc. (“ESAero”), which was acquired on March 16, 2026, and whose financial statements constitute 46% of total assets and 48% of total revenue of the consolidated financial statement amounts as of and for the year ended April 30, 2026. Accordingly, our audit did not include the internal control over financial reporting at BlueHalo and ESAero.

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

Material Weaknesses

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment.

●	Ineffective design of controls over the preparation and review of the Company’s goodwill impairment analysis. Specifically, the Company did not have a properly designed control requiring preparation and review of a reconciliation of goodwill by reporting unit.

●	Ineffective general information technology controls (“GITCs”) for certain information technology (“IT”) systems that are relevant to the preparation of BlueHalo’s financial reporting that is included in the consolidated financial statements of AeroVironment. Specifically, BlueHalo did not design and maintain user access controls to ensure appropriate segregation of duties and to adequately restrict user and privileged access to appropriate personnel. As a result, the automated controls and IT dependent manual business process controls that rely upon BlueHalo’s financial reporting information from the affected applications were deemed not effective.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the year ended April 30, 2026, of the Company, and this report does not affect our report on such financial statements.

/s/ Deloitte & Touche LLP

Los Angeles, California

June 29, 2026

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

Certain information required by Item 401, Item 405, Item 407(c)(3) and Items 407(d)(4) and (d)(5) of Regulation S-K will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, which will be filed no later than 120 days after April 30, 2026, and that information is incorporated by reference herein.

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

Item 11. Executive Compensation.

The information required by Item 402 and Items 407(e)(4) and (5) of Regulation S-K will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by Item 201(d) and Item 403 of Regulation S-K will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by Item 404 and Item 407(a) of Regulation S-K will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

Item 14. Principal Accounting Fees and Services.

Our independent public accounting firm is Deloitte & Touche LLP, Los Angeles, California, PCAOB Auditor ID 34. The information required by this Item 14 of Form 10-K will be included in the definitive proxy statement for our 2026 Annual Meeting of Stockholders, and that information is incorporated by reference herein.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following are filed as part of this Annual Report:

1. Financial Statements

The following consolidated financial statements are included in Item 8:

●	Report of Independent Registered Public Accounting Firm

●	Consolidated Balance Sheets at April 30, 2026 and 2025

●	Consolidated Statements of Income (Loss) for the Years Ended April 30, 2026, 2025 and 2024

●	Consolidated Statements of Comprehensive Income (Loss) for the Years Ended April 30, 2026, 2025 and 2024

●	Consolidated Statements of Stockholders’ Equity for the Years Ended April 30, 2026, 2025 and 2024

●	Consolidated Statements of Cash Flows for the Years Ended April 30, 2026, 2025 and 2024

●	Notes to Consolidated Financial Statements

2. Financial Statement Schedules

The following Schedule is included in Item 8:

●	Schedule II—Valuation and Qualifying Accounts

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

2.2*(26)	Agreement and Plan of Merger, dated November 18, 2024, by and among the Company, Merger Sub, BlueHalo and Seller
3.1(26)	Amended and Restated Certificate of Incorporation of AeroVironment, Inc. dated October 1, 2024
3.2 (31)	Sixth Amended and Restated Bylaws of AeroVironment, Inc., amended as of November 20, 2025
4.1(1)	Form of AeroVironment, Inc.’s Common Stock Certificate
4.2(2)	Description of Registrant’s Securities
4.3(29)	Indenture, dated as of July 3, 2025, between AeroVironment, Inc. and U.S. Bank Trust Company, National Association, as trustee.
4.4(29)	First Supplemental Indenture, dated as of July 3, 2025, between AeroVironment, Inc. and U.S. Bank Trust Company, National Association, as trustee.
4.5(29)	Form of certificate representing the 0% Convertible Senior Notes due 2030 (included as Exhibit A in Exhibit 4.4).
10.1#(3)	Form of Director and Executive Officer Indemnification Agreement

10.2#(1)	AeroVironment, Inc. 2006 Equity Incentive Plan
10.3#(4)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 29, 2011
10.4#(5)	AeroVironment, Inc. 2006 Equity Incentive Plan, as amended and restated effective September 30, 2016
10.5#(1)	Form of Stock Option Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.6#(1)	Form of Performance Based Bonus Award pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.7#(6)	Form of Long-Term Compensation Award Grant Notice and Long-Term Compensation Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.8#(7)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.9#(7)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Severance Plan Participants) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.10#(7)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement (Non-Management Directors) pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.11#(7)	Form of Performance Restricted Stock Unit Award Grant Notice and Performance Restricted Stock Unit Award Agreement pursuant to the AeroVironment, Inc. 2006 Equity Incentive Plan
10.12#(30)	Amended and Restated AeroVironment, Inc. 2021 Equity Incentive Plan
10.13#(8)	Form of Stock Option Grant Notice and Stock Option Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.14#(8)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Severance Plan Participants)

Exhibit Number	Exhibit
10.15#(8)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Severance Plan Participants)
10.16#(8)	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan (Non-Employee Directors)
10.17#(8)	Form of Performance Restricted Stock Award Grant Notice and Performance Restricted Stock Award Agreement pursuant to the AeroVironment, Inc. 2021 Equity Incentive Plan
10.18(18)	Lease, dated March 11, 2022, between AeroVironment, Inc. and BCORE Defender CA1W01, LLC, for the property located at 85 Moreland Road, Simi Valley, California
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
10.33(19)

Second Amendment to Lease dated October 26, 2018 between AeroVironment, Inc., Princeton Avenue Holdings, LLC and Princeton Avenue Holdings II, LLC for property located at 14501 Princeton Avenue, Moorpark, California

10.34

Third Amendment to Lease dated June, 23 2026 between AeroVironment, Inc., Princeton Avenue Holdings, LLC and Princeton Avenue Holdings II, LLC for property located at 14501 Princeton Avenue, Moorpark, California

10.35#(1)	Retiree Medical Plan
10.36(14)	Form of Director Letter Agreement by and between AeroVironment, Inc. and certain non-employee director
10.37#(15)	AeroVironment, Inc. Executive Severance Plan and Summary Description, effective January 1, 2019
10.38#(26)	Amended and Restated Executive Severance Plan of AeroVironment, Inc.
10.39#(26)	Executive Transaction Severance Plan of AeroVironment, Inc.
10.40*(11)	Stock Purchase Agreement, dated January 11, 2021, by and among AeroVironment, Inc., Arcturus UAV, Inc., and the shareholders and other equity interest holders of Arcturus UAV, Inc.
10.41(11)	Loan commitment letter, dated January 11, 2021, by and among AeroVironment, Inc., Bank of America, N.A., BofA Securities, Inc., JPMorgan Chase Bank, N.A., and U.S. Bank National Association.

Exhibit Number	Exhibit
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

10.48(22)	Joinder Agreement, dated October 30, 2023, between AeroVironment, Inc. and Bank of America, N.A.
10.49ǂ*(11)	Share Purchase Agreement, dated December 3, 2020, by and between AeroVironment, Inc., Unmanned Systems Investments GmbH, and each of the unit holders of Unmanned Systems Investments GmbH
10.50(20)	AeroVironment, Inc. 2023 Employee Stock Purchase Plan
10.51(25)	Form of Seller and Sponsor Member Support Agreement
10.52(25)	Form of Joinder and Lock-Up Agreement
10.53(25)	Shareholder’s Agreement, dated as of November 18, 2024, by and among the Company and the Sponsor Members
10.54(32)#	Retirement Agreement by and between AeroVironment, Inc. and Keivn McDonnell dated as of February 20, 2026.
10.55(33)#	AeroVironment, Inc. Non-Qualified Deferred Compensation Plan.
10.56(34)	Lease, dated December 18, 2025, between AeroVironment, Inc. and QOZ 201CC TWO, LLC, for the property located at 4387 West 2100 South, West Valley City, Utah 84120
10.57(35)#	Offer Letter dated March 18, 2026 with Robert Smith.
10.58(35)#	Consulting Agreement and Amendment No. 1 to Consulting Agreement by and between AeroVironment, Inc. and Truesdell Capital LLC effective May 1, 2026.
19	Insider Trading Policy
21.1	Subsidiaries of AeroVironment, Inc.
23.1	Consent of Deloitte & Touche LLP, independent registered public accounting firm
24.1	Power of Attorney (incorporated by reference to the signature page of this Annual Report)
31.1	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
31.2	Certification Pursuant to Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97(23)	Nasdaq Rule 5608 Equity Incentive Compensation Recovery Policy
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Label Linkbase Document

Exhibit Number	Exhibit
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File formatted as Inline XBRL and contained in Exhibit 101

(1)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-1 (File No. 333-137658).
(2)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 24, 2020 (File No. 001-33261).
(3)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10 K filed on June 29, 2016 (File No. 001 33261).
(4)	Incorporated by reference to the exhibits to the Company’s Current Report on Form 8-K filed on October 5, 2011 (File No. 001-33261).
(5)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 28, 2017 (File No. 001-33261).
(6)	Incorporated by reference herein to the exhibits to the Company’s Current Report on Form 8-K filed July 28, 2010 (File No. 001-33261).
(7)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2019 (File No. 001-33261).
(8)	Incorporated by reference herein to the exhibits to the Company’s Registration Statement on Form S-8 filed October 13, 2021 (File No. 333-260227).
(9)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 26, 2008 (File No. 001-33261).
(10)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 5, 2014 (File No. 001-33261).
(11)	Incorporated by reference herein to the exhibits to the Company’s Annual Report on Form 10-K filed June 29, 2021 (File No. 001-33261).
(12)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed September 6, 2018 (File No. 001-33261).
(13)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed November 30, 2018 (File No. 001 33261).
(14)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 9, 2016 (File No. 001-33261).
(15)	Incorporated by reference herein to the exhibits to the Company’s Quarterly Report on Form 10-Q filed March 7, 2018 (File No. 001-33261).
(16)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 4, 2022 (File No. 001-33261).
(17)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 28, 2022 (File No. 001-33261).
(18)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 7, 2022 (File No. 001-33261).
(19)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 27, 2023 (File No. 001-33261).
(20)	Incorporated by reference herein to Appendix A to the Company’s Definitive Proxy Statement on Schedule 14A filed August 17, 2023 (File No. 001-33261).
(21)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed August 22, 2023 (File No. 001-33261).
(22)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 5, 2023 (File No. 001-33261).
(23)	Incorporated by reference herein to the exhibits to the Company's Annual Report on Form 10-K filed June 26, 2024 (File No. 001-33261).
(24)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed October 3, 2024 (File No. 001‑33261).

(25)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed November 19, 2024 (File No. 001‑33261).
(26)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed December 4, 2024 (File No. 001-33261).
(27)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed April 7, 2025 (File No. 001-33261).
(28)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed May 1, 2025 (File No. 001-33261).
(29)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed July 3, 2025 (File No. 001-33261).
(30)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed October 1, 2025 (File No. 001-33261).
(31)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed November 25, 2025 (File No. 001-33261).
(32)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed February 23, 2026 (File No. 001-33261).
(33)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed March 5, 2026 (File No. 001-33261).
(34)	Incorporated by reference herein to the exhibits to the Company's Quarterly Report on Form 10-Q filed March 10, 2026 (File No. 001-33261).
(35)	Incorporated by reference herein to the exhibits to the Company's Current Report on Form 8-K filed April 9, 2026 (File No. 001-33261).

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

AEROVIRONMENT, INC.

Date: June 29, 2026		/s/ Wahid Nawabi
	By:	Wahid Nawabi
	Its:	Chief Executive Officer and President
(Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each of the persons whose signature appears below hereby constitutes and appoints Wahid Nawabi and Sean T. Woodward, each of them acting individually, as his attorney-in-fact, each with full power of substitution, for him in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys- in-fact, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming our signatures as they may be signed by our said attorney-in-fact and any and all amendments to this Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Wahid Nawabi	President, Chief	June 29, 2026
Wahid Nawabi	Executive Officer and Chairman
(Principal Executive Officer)

/s/ Sean T. Woodward	Executive Vice President and	June 29, 2026
Sean T. Woodward	Chief Financial Officer (Principal
Financial Officer)

/s/ Brian C. Shackley	Vice President and	June 29, 2026
Brian C. Shackley	Chief Accounting Officer (Principal
Accounting Officer)

/s/ Edward R. Muller	Director	June 29, 2026
Edward R. Muller

/s/ Cindy Lewis	Director	June 29, 2026
Cindy Lewis

/s/ Stephen F. Page	Director	June 29, 2026
Stephen F. Page

/s/ Mary Beth Long	Director	June 29, 2026
Mary Beth Long

/s/ Joseph L. Votel	Director	June 29, 2026
Joseph L. Votel

/s/ Charles Thomas Burbage	Director	June 29, 2026
Charles Thomas Burbage

/s/ Philip S. Davidson	Director	June 29, 2026
Philip S. Davidson

/s/ William J. Lynn III	Director	June 29, 2026
William J. Lynn III