Form 10-Q
period 2026-08-01
AeroVironment Inc
filed 2026-09-10
CIK 1368622

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended August 1, 2026

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

As of September 3, 2026, the number of shares outstanding of the registrant’s common stock, $0.0001 par value, was 50,820,702.

AeroVironment, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

AeroVironment, Inc.

Condensed Consolidated Balance Sheets

(In thousands except share and per share data)

	August 1,	April 30,
	2026	2026
Assets
Current assets:
Cash and cash equivalents	$278,390	$377,325
Short-term investments	301,837	254,972
Accounts receivable, net of allowance for credit losses of $6,515 at August 1, 2026 and $1,961 at April 30, 2026	183,133	316,167
Unbilled receivables and retentions	637,832	570,408
Inventories, net	410,773	312,856
Income taxes receivable	5,806	6,210
Prepaid expenses and other current assets	63,863	52,485
Total current assets	1,881,634	1,890,423
Long-term investments	94,777	81,128
Property and equipment, net	202,653	166,719
Operating lease right-of-use assets	113,830	100,392
Intangibles, net	886,469	929,826
Goodwill	2,493,886	2,493,678
Other assets	57,444	54,576
Total assets	$5,730,693	$5,716,742
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174,836	$160,507
Wages and related accruals	70,933	98,056
Customer advances	87,546	79,607
Current operating lease liabilities	17,823	17,594
Income taxes payable	487	524
Other current liabilities	90,105	82,949
Total current liabilities	441,730	439,237
Long-term debt	730,057	728,967
Non-current operating lease liabilities	102,943	88,228
Other non-current liabilities	1,984	1,986
Liability for uncertain tax positions	7,430	7,430
Deferred income taxes	50,494	50,494
Commitments and contingencies
Stockholders’ equity:
Preferred stock, $0.0001 par value:
Authorized shares—10,000,000; none issued or outstanding at August 1, 2026 and April 30, 2026	—	—
Common stock, $0.0001 par value:
Authorized shares—100,000,000
Issued and outstanding shares—50,822,963 shares at August 1, 2026 and 50,610,514 shares at April 30, 2026	6	6
Additional paid-in capital	4,397,684	4,396,845
Accumulated other comprehensive loss	(5,753)	(5,635)
Retained (loss) earnings	4,118	9,184
Total stockholders’ equity	4,396,055	4,400,400
Total liabilities and stockholders’ equity	$5,730,693	$5,716,742

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Operations (Unaudited)

(In thousands except share and per share data)

	Three Months Ended
	August 1,	August 2,
	2026	2025
Revenue:
Product sales	$329,058	$313,533
Contract services	151,432	141,143
	480,490	454,676
Cost of sales:
Product sales	213,565	230,687
Contract services	142,326	128,871
	355,891	359,558
Gross margin:
Product sales	115,493	82,846
Contract services	9,106	12,272
	124,599	95,118
Selling, general and administrative	111,508	131,276
Research and development	23,962	33,114
Loss from operations	(10,871)	(69,272)
Other income (loss):
Interest income (expense), net	4,136	(17,415)
Other (expense) income, net	(595)	2,361
Loss before income taxes	(7,330)	(84,326)
Benefit from income taxes	(397)	(15,169)
Equity method investment income, net of tax	1,867	1,787
Net loss	$(5,066)	$(67,370)
Net loss per share
Basic	$(0.10)	$(1.44)
Diluted	$(0.10)	$(1.44)
Weighted-average shares outstanding:
Basic	49,822,595	46,882,350
Diluted	49,822,595	46,882,350

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Comprehensive Loss (Unaudited)

(In thousands)

	Three Months Ended
	August 1,	August 2,
	2026	2025
Net loss	$(5,066)	$(67,370)
Other comprehensive (loss) income:
Unrealized loss on available-for-sale investments, net of deferred tax expense of $0 for the three months ended August 1, 2026 and August 2, 2025	(186)	—
Change in foreign currency translation adjustments	68	639
Total comprehensive loss	$(5,184)	$(66,731)

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

For the three months ended August 1, 2026 and August 2, 2025 (Unaudited)

(In thousands except share data)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2026	50,610,514	$6	$4,396,845	$9,184	$(5,635)	$4,400,400
Net loss	—	—	—	(5,066)	—	(5,066)
Unrealized loss on investments	—	—	—	—	(186)	(186)
Foreign currency translation	—	—	—	—	68	68
Employee stock purchase plan contributions	38,982	—	5,475	—	—	5,475
Restricted stock awards	193,491	—	—	—	—	—
Restricted stock awards forfeited	(9,181)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(10,843)	—	(9,563)	—	—	(9,563)
Stock based compensation	—	—	4,927	—	—	4,927
Balance at August 1, 2026	50,822,963	$6	$4,397,684	$4,118	$(5,753)	$4,396,055

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at April 30, 2025	28,267,517	$4	$618,711	$274,306	$(6,514)	$886,507
Net loss	—	—	—	(67,370)	—	(67,370)
Foreign currency translation	—	—	—	—	639	639
Employee stock purchase plan contributions	18,555	—	2,467	—	—	2,467
Restricted stock awards	173,025	—	—	—	—	—
Restricted stock awards forfeited	(2,590)	—	—	—	—	—
Tax withholding payment related to net share settlement of equity awards	(7,516)	—	(10,786)	—	—	(10,786)
Issuance of common stock for business acquisitions	17,425,849	2	2,637,345	—	—	2,637,347
Shares issued, net of issuance costs	4,057,460	—	966,846	—	—	966,846
Stock based compensation	—	—	11,429	—	—	11,429
Balance at August 2, 2025	49,932,300	$6	$4,226,012	$206,936	$(5,875)	$4,427,079

AeroVironment, Inc.

Condensed Consolidated Statements of Cash Flows (Unaudited) (in thousands)

	Three Months Ended
	August 1,	August 2,
Operating activities	2026	2025
Net loss	$(5,066)	$(67,370)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation and amortization	56,033	90,254
Gain from equity method investments	(1,867)	(1,787)
Amortization of debt issuance costs	1,089	7,829
Provision for credit losses	4,590	173
Reserve for inventory excess and obsolescence	2,199	1,178
Other non-cash expense, net	1,623	616
Non-cash lease expense	7,664	6,850
Loss on foreign currency transactions	23	161
Gain on sale of equity securities, net	—	(2,702)
Stock-based compensation	4,927	11,429
Loss on disposal of property and equipment	—	48
Amortization of debt securities	(47)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	128,346	(15,693)
Unbilled receivables and retentions	(68,041)	(74,510)
Inventories	(100,310)	(12,704)
Income taxes receivable	712	(16,390)
Prepaid expenses and other assets	(13,389)	(1,749)
Accounts payable	12,820	(29,625)
Other liabilities	(17,810)	(19,734)
Net cash provided by (used in) operating activities	13,496	(123,726)
Investing activities
Acquisition of property and equipment	(44,033)	(22,728)
Acquisition of capitalized software to be sold	(5,417)	(9,340)
Purchase of available-for-sale investments	(114,578)	—
Redemption of available-for-sale investments	55,792	—
Business acquisitions, net of cash acquired	—	(844,580)
Net cash used in investing activities	(108,236)	(876,648)
Financing activities
Proceeds from revolving credit facility	—	233,939
Principal payments of term loan	—	(700,000)
Proceeds from term loan	—	693,202
Principal payments of revolver	—	(265,000)
Proceeds from shares issued, net of underwriter costs	—	968,515
Proceeds from convertible debt, net of underwriter costs	—	726,944
Payment of debt issuance costs	—	(2,445)
Payment of equity issuance costs	—	(1,388)
Tax withholding payment related to net settlement of equity awards	(9,563)	(10,786)
Employee stock purchase plan contributions	5,475	2,467
Other	(1)	(5)
Net cash (used in) provided by financing activities	(4,089)	1,645,443
Effects of currency translation on cash and cash equivalents	(106)	(128)
Net (decrease) increase in cash and cash equivalents	(98,935)	644,941
Cash and cash equivalents at beginning of period	377,325	40,862
Cash and cash equivalents at end of period	$278,390	$685,803
Supplemental disclosures of cash flow information
Cash (received) paid, net during the period for:
Income taxes	$(272)	$(223)
Interest	$321	$11,854
Non-cash activities
Issuance of common stock for business acquisition	$—	$2,640,365
Unrealized loss on available-for-sale investments	$(186)	$—
Change in foreign currency translation adjustments	$68	$639
Acquisitions of property and equipment included in accounts payable	$5,880	$1,951

See accompanying notes to condensed consolidated financial statements (unaudited).

AeroVironment, Inc.

Notes to Condensed Consolidated Financial Statements (Unaudited)

1. Organization and Significant Accounting Policies

Organization

AeroVironment, Inc., a Delaware corporation (together with its fully-owned subsidiaries, collectively referred to herein as the “Company”), is engaged in the design, development, production, delivery and support of autonomous systems, precision strike systems, Counter-Uncrewed Aircraft Systems (“C-UAS”) technologies, space-based platforms, directed energy systems, and cyber and electronic warfare capabilities. The Company provides these products and services primarily to organizations within or supplying the U.S. Department of Defense (“DoD”), other federal agencies and to international allied governments.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and with the instructions of Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements. In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair presentation with respect to the interim financial statements have been included. The results of operations for the three months ended August 1, 2026 are not necessarily indicative of the results for the full year ending April 30, 2027. For further information, refer to the consolidated financial statements and footnotes thereto for the year ended April 30, 2026, included in the Company’s Annual Report on Form 10-K.

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

Recent Acquisitions

On May 1, 2025, the Company closed its acquisition of BlueHalo, a Delaware limited liability company, pursuant to the Agreement and Plan of Merger, dated as of November 18, 2024 by and among AV, Archangel Merger Sub LLC, a

Delaware limited liability company, BlueHalo, and BlueHalo Holdings Parent, LLC, a Delaware limited liability company and sole member of BlueHalo. Refer to Note 15—Business Acquisitions for further details.

On March 16, 2026, the Company closed its acquisition of Empirical Systems Aerospace, Inc. (“ESAero”), a leading producer of UAS and advanced air mobility platforms. ESAero is incorporated into AeroVironment’s AxS segment. Refer to Note 15—Business Acquisitions for further details.

Recently Adopted Accounting Standards

The Company did not adopt any accounting standards during the three months ended August 1, 2026.

Reclassifications

Certain prior year amounts have been reclassified to conform to the current year presentation. Specifically, the Company’s prior year disaggregated revenue disclosures and segment information have been reclassified to conform to the current year presentation.

Revenue Recognition

The Company’s revenue is generated pursuant to written contractual arrangements to design, develop, manufacture and/or modify complex products and to provide related engineering, technical and other services according to the specifications of its customers. These contracts may be firm fixed price (“FFP”), cost plus fixed fee, cost plus award fee, and cost plus incentive fee (collectively “Cost Plus”), or time and materials (“T&M”). The Company considers all such contracts to be within the scope of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers (“ASC 606”).

Performance Obligations

On August 1, 2026, the Company had approximately $1,457,822,000 of remaining performance obligations under fully funded contracts with its customers, which the Company also refers to as funded backlog. The Company currently expects to recognize approximately 78% of the remaining performance obligations as revenue in fiscal 2027 and the remaining 22% in fiscal 2028 or beyond.

Revenue by Category

The following tables present the Company’s revenue disaggregated by operating group, contract type, customer category and geographic location (in thousands).

	Three Months Ended
	August 1,	August 2,
Revenue by operating group	2026	2025
Uncrewed Aircraft Systems	$120,206	$70,243
Precision Strike and Defense Systems	197,132	182,438
Other	28,631	32,643
Space and Directed Energy	51,509	70,966
Cyber and Mission Solutions	83,012	98,386
Total revenue	$480,490	$454,676

	Three Months Ended
	August 1,	August 2,
Revenue by contract type	2026	2025
FFP	$349,350	$298,977
Cost Plus	103,234	118,928
T&M	27,906	36,771
Total revenue	$480,490	$454,676

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

	Three Months Ended
	August 1,	August 2,
Revenue by customer category	2026	2025
U.S. government	$386,805	$395,337
Non-U.S. government	93,685	59,339
Total revenue	$480,490	$454,676

	Three Months Ended
	August 1,	August 2,
Revenue by geographic location	2026	2025
Domestic	$373,630	$347,139
International	106,860	107,537
Total revenue	$480,490	$454,676

	Three Months Ended
	August 1,	August 2,
Revenue percentage by recognition method	2026	2025
Over time	67%	75%
Point in time	33%	25%
Total revenue	100%	100%

Customer-Funded Research & Development

Customer-funded R&D costs are incurred pursuant to contracts (revenue arrangements) to perform R&D activities according to customer specifications. These costs are direct contract costs and are expensed to cost of sales as costs are incurred. Revenue from customer-funded R&D contracts is recognized in accordance with ASC 606 over time as costs are incurred. Revenue from customer-funded R&D was approximately $84,982,000 for the three months ended August 1, 2026. Revenue from customer-funded R&D was approximately $60,847,000 for the three months ended August 2, 2025

Contract Balances

Changes in the contract asset and liability balances during the three month period ended August 1, 2026 were not materially impacted by factors other than billings, cash collections, and timing of revenue recognition. For the Company’s contracts, there are no significant gaps between the receipt of payment and the transfer of the associated goods and services to the customer for material amounts of consideration.

Revenue recognized for the three month period ended August 1, 2026 that was included in customer advances balances as of April 30, 2026 was $23,665,000. Revenue recognized for the three month period ended August 2, 2025 that was included in customer advances balances as of April 30, 2025 was $11,358,000.

Investments

Certain of the Company’s investments are accounted for as available-for-sale and are reported at fair value. Unrealized gains and losses for debt securities are excluded from earnings and reported as a separate component of stockholders’ equity, net of deferred income taxes for available-for-sale investments. Gains and losses realized on the disposition of investment securities are determined on the specific identification basis and credited or charged to income. Investments in equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other income (expense), net. Management determines the appropriate classification of securities at the time of purchase and reevaluates such designation as of each balance sheet date. Equity securities without a readily determinable fair value are measured at cost minus impairment, if any.

Fair Values of Financial Instruments

Fair values of cash and cash equivalents, accounts receivable, unbilled receivables and retentions, and accounts payable approximate cost due to the short period of time to maturity.

Accounts Receivable

The Company is party to a receivables sales agreement with Citibank, N.A. with an aggregate capacity of $100,000,000. The receivables sold under the factoring facilities are without recourse and result in a true sale. Receivables are de-recognized in their entirety when sold. As of August 1, 2026, no receivables have been sold, proceeds collected, or purchase discount fees incurred under the agreement.

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

For example, during the course of its audits, the DCAA may question the Company’s incurred costs, and if the DCAA believes the Company has accounted for such costs in a manner inconsistent with the requirements under Federal Acquisition Regulations, the DCAA auditor may recommend to the Company’s administrative contracting officer to disallow such costs. Historically, the Company has not experienced material disallowed costs as a result of government audits. However, the Company can provide no assurance that the DCAA or other government audits will not result in material disallowances for incurred costs in the future. The Company’s revenue recognition policy calls for revenue recognized on all cost reimbursable government contracts to be recorded at estimated full year rates unless collectability is not reasonably assured. As of August 1, 2026, the company had a reserve for incurred cost claims of $956,000. As of April 30, 2026, the Company had no reserve for incurred cost claim audits.

Loss Per Share

Basic loss per share is computed using the weighted-average number of common shares outstanding, excluding shares of unvested restricted stock.

The reconciliation of basic to diluted shares is as follows (in thousands except share data):

	Three Months Ended
	August 1, 2026	August 2, 2025
Net loss	$(5,066)	$(67,370)
Denominator for basic loss per share:
Weighted average common shares	49,822,595	46,882,350
Dilutive effect of employee stock options, restricted stock and restricted stock units	—	—
Denominator for diluted loss per share	49,822,595	46,882,350

Due to the net loss for the three months ended August 1, 2026 and August 2, 2025, no shares reserved for issuance upon exercise of stock options or shares of unvested restricted stock were included in the computation of diluted loss per share as their inclusion would have been anti-dilutive. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 330,957 for the three months ended August 1, 2026. Potentially dilutive shares not included in the computation of diluted weighted-average common shares because their effect would have been anti-dilutive were 168,254 for the three months ended August 2, 2025.

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

2. Investments

Investments consist of the following (in thousands):

	August 1,	April 30,
	2026	2026
Short-term investments:
Available-for-sale securities:
U.S. government securities	161,879	137,759
Corporate securities	139,958	117,213
Total short-term investments	301,837	254,972
Long-term investments:
Available-for-sale securities:
U.S. government securities	20,879	14,106
Corporate securities	11,962	6,953
Investments at cost	8,000	8,000
Total long-term available-for-sale securities investments	40,841	29,059
Equity method investments
Investments in limited partnership funds	53,936	52,069
Total equity method investments	53,936	52,069
Total long-term investments	$94,777	$81,128

Available-For-Sale Securities

As of August 1, 2026, the balance of available-for-sale securities consisted of U.S. government securities, money market funds, treasury bills, and high-grade corporate bonds. Interest earned from these investments is recorded in interest income (expense), net. Realized gains on sales of these investments on the basis of specific identification are recorded in interest income (expense), net.

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of August 1, 2026 (in thousands):

	August 1, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate securities	$152,094	$—	$(175)	$151,919
U.S. government securities	182,985	—	(226)	182,759
Total available-for-sale securities	$335,079	$—	$(401)	$334,678

The following table is a summary of the activity related to the available-for-sale investments recorded in short-term and long-term investments as of April 30, 2026 (in thousands):

	April 30, 2026
		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
Corporate securities	$124,306	$1	$(142)	$124,165
U.S. government securities	151,940	1	(75)	151,866
Total available-for-sale securities	$276,246	$2	$(217)	$276,031

Equity Securities

Certain equity securities and warrants are measured at fair value with net unrealized gains and losses from changes in the fair value recognized in other income (expense), net. Unrealized gain (loss) recorded (in thousands):

	Three months ended
	August 1, 2026	August 2, 2025
Net gain (loss) recognized during the period on equity securities	$—	$2,701
Less: Net gain recognized during the period on equity securities sold during the period	—	—
Unrealized gain (loss) recognized during the period on equity securities still held at the reporting date	$—	$2,701

Investments Measured at Cost

On December 22, 2025, the Company invested $3,000,000 in a privately-held technology company through a Simple Agreement for Future Equity (“SAFE”). The SAFE provides the Company with the right to receive equity in the issuing company upon the occurrence of certain future events, including a qualifying equity financing or a liquidity event. The Company received 254,634 preferred shares of the Company effective May 2026. The Company measures the investment at cost, less any impairment and is recorded in long-term investments.

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

The Company’s financial assets measured at fair value on a recurring basis as of August 1, 2026, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$334,678	$—	$334,678
Total	$—	$334,678	$—	$334,678

The Company’s financial assets measured at fair value on a recurring basis as of April 30, 2026, were as follows (in thousands):

	Fair Value Measurement Using
		Significant
	Quoted prices in	other	Significant
	active markets for	observable	unobservable
	identical assets	inputs	inputs
Description	(Level 1)	(Level 2)	(Level 3)	Total
Available-for-sale securities	$—	$276,031	$—	$276,031
Total	$—	$276,031	$—	$276,031

4. Inventories, net

Inventories consist of the following (in thousands):

	August 1,	April 30,
	2026	2026

Raw materials	$242,069	$156,200
Work in process	34,823	73,289
Finished goods	173,132	119,957
Inventories, gross	450,024	349,446
Reserve for inventory excess and obsolescence	(39,251)	(36,590)
Inventories, net	$410,773	$312,856

5. Equity Method Investments

Investments in Limited Partnership Funds

In July 2019, the Company made its initial capital contribution to a limited partnership fund focusing on highly relevant technologies and start-up companies serving defense and industrial markets. Under the terms of the limited partnership agreement, the Company contributed a total of $10,000,000 as of April 30, 2022. During the fiscal year ended April 30, 2026, the Company received a distribution of $528,000. In March 2022, the Company entered into a second similar limited partnership fund and committed to contributions totaling $20,000,000 over an expected five year period. As of April 30, 2026, the Company has made total contributions of $19,069,000, and under the terms of the limited partnership agreement, the Company has committed to make additional capital contributions of $931,000 to the fund expected to be during this fiscal year. In May 2026, the Company entered into a third similar limited partnership and committed to contributions totaling $20,000,000 over an expected five year period. The Company accounts for investments in limited partnerships as equity method investments as the Company is deemed to have influence when it holds more than a minor interest.

For the three months ended August 1, 2026 and August 2, 2025, the Company recorded its ownership percentage of the net gain of equity method investments of $1,867,000 and $1,787,000 net of tax of $0 and $0, respectively, in equity method investment income within the unaudited condensed consolidated statements of operations, respectively. As of August 1, 2026 and April 30, 2026, the carrying value of the equity method investments of $53,746,000 and $51,880,000, respectively, was recorded in long-term investments.

6. Warranty Reserves

The Company accrues an estimate of its exposure to warranty claims based upon both current and historical product sales data and warranty costs incurred. The warranty reserve is included in other current liabilities on the unaudited condensed consolidated balance sheet. The related expense is included in cost of sales. Warranty reserve activity is summarized as follows for the three months ended August 1, 2026 and August 2, 2025, respectively (in thousands):

	Three Months Ended
	August 1,	August 2,
	2026	2025
Beginning balance	$8,734	$4,189
Balance acquired from acquisition	—	2,274
Warranty expense	5,914	141
Warranty costs settled	(2,178)	(321)
Ending balance	$12,470	$6,283

7. Intangibles, net

The components of intangibles are as follows (in thousands):

	August 1,	April 30,
	2026	2026
Technology	$585,806	$585,970
Licenses	1,008	1,008
Customer relationships	618,658	618,730
Backlog	58,097	58,131
In-process research and development	550	550
Non-compete agreements	3,320	3,320
Trademarks and tradenames	3,668	3,668
Other	146	146
Intangibles, gross	1,271,253	1,271,523
Less accumulated amortization	(384,784)	(341,697)
Intangibles, net	$886,469	$929,826

The weighted average amortization period as of August 1, 2026 and April 30, 2026 was six and six years, respectively. Amortization expense for the three months ended August 1, 2026 and August 2, 2025 was $43,357,000 and $58,161,000, respectively.

Estimated remaining amortization expense for the next five years is as follows (in thousands):

Year ending
April 30,
2027	$129,800
2028	165,242
2029	160,271
2030	137,236
2031	78,624
$671,173

8. Goodwill

The following table presents the changes in the Company’s goodwill balance by segment (in thousands):

	AxS	SCDE	Total
Goodwill	$1,458,822	$1,449,940	$2,908,762
Accumulated impairment losses	(174,376)	(240,708)	(415,084)
Balance at April 30, 2026	1,284,446	1,209,232	2,493,678

Additions to goodwill	208	—	208

Goodwill	1,459,030	1,449,940	2,908,970
Accumulated impairment losses	(174,376)	(240,708)	(415,084)
Balance at August 1, 2026	$1,284,654	$1,209,232	$2,493,886

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

During the three months ended August 1, 2026, the additions relate to adjustments to the purchase price allocation of the ESAero acquisition. Refer to Note 15—Business Acquisitions for further details.

During the most recent annual impairment test during the fourth quarter of fiscal year 2026, the estimated fair value of all reporting units with goodwill from acquisitions in years prior to fiscal year 2026 substantially exceeded their carrying value. The reporting units from the BlueHalo and ESAero acquisitions were recently recorded at estimated fair value during the fiscal year ended April 30, 2026 and no triggering event for goodwill impairment was since identified with the exception of the Space reporting unit for which a triggering event was identified in January 2026.

The Space reporting unit, included in the SCDE reportable segment, is considered to have an increased risk of failing future quantitative goodwill impairment tests as an impairment was recorded during the quarter ended January 31, 2026. The Company’s annual impairment test for the fiscal year ending April 30, 2027 will be performed during the fourth quarter of fiscal year 2027 or if interim triggering events are identified.

9. Debt

Credit Facilities

In connection with the consummation of the Arcturus Acquisition on February 19, 2021, the Company, as borrower, and Arcturus, as guarantor, entered into a Credit Agreement with certain lenders, letter of credit issuers, Bank of America, N.A. (“BofA NA”), as the administrative agent and the swingline lender, and BofA Securities, Inc., JPMorgan Chase Bank, N.A. (“JPM”), and U.S. Bank National Association (“U.S. Bank”), as joint lead arrangers and joint bookrunners (the “Credit Agreement”).

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

On February 4, 2022, the Company entered into a First Amendment to Credit Agreement and Waiver relating to its existing Credit Agreement. On June 6, 2023, the Company entered into a Second Amendment to Credit Agreement relating to its existing credit Agreement which increased the sublimit from $10,000,000 to $25,000,000. On October 4, 2024, the Company entered into a Third Amendment to Credit Agreement with the existing lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank, N.A. (“Citibank”) (the “Third Amendment to Credit Agreement”). The Third Amendment to Credit Agreement provided for an aggregate $200,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors, and extends the maturity date for obligations pursuant to the Credit Agreement to October 4, 2029. Upon effectiveness of the Third Amendment to Credit Agreement, the Company drew $15,000,000 from the amended Revolving Facility and repaid in full all outstanding amounts owed pursuant to the $200,000,000 Term Loan Facility. The Third Amendment to Credit Agreement reflects the removal of the Term Loan Facility. The unamortized debt issuance costs allocated to the Term Loan Facility of $590,000 were expensed upon repayment of the Term Loan Facility and recorded in interest expense.

On May 1, 2025, in connection with the consummation of the BlueHalo Acquisition, the Company entered into a Fourth Amendment to Credit Agreement with the lenders, BofA NA, the administrative agent and the swingline lender, JPM, and U.S. Bank, and Citibank (the “Fourth Amendment to Credit Agreement” and the existing Credit Agreement as amended by the First Amendment to Credit Agreement, the Second Amendment to Credit Agreement, Third Amendment to Credit Agreement and Fourth Amendment to Credit Agreement, the “Amended Credit Agreement”). The Amended Credit Agreement now provides for an aggregate $700,000,000 term loan (the “Fourth Amendment Term Loan Facility”) and an aggregate $350,000,000 revolving credit facility, including a $25,000,000 sublimit for the issuance of standby and commercial letters of credit, and a $10,000,000 sublimit for swingline loans, secured by all assets of the Company and the Guarantors. Upon effectiveness of the Amended Credit Agreement, the Company drew $225,000,000 from the amended Revolving Facility and the full $700,000,000 of the Fourth Amendment Term Loan Facility. In June 2025, the Company drew an additional $10,000,000 under the Revolving Facility.

In July 2025, the Company used approximately $965,303,000 of the net proceeds from the Convertible Notes Offering (as defined below) and Common Stock Offering (as defined below) to repay indebtedness under the Fourth Amendment Term Loan Facility and outstanding borrowings under the Revolving Facility. Refer to Note 9—Debt and Note 14—Share Issuances, respectively, for further details. The unamortized debt issuance costs allocated to the Fourth Amendment Term Loan Facility of $6,668,000 were expensed upon repayment of the Fourth Amendment Term Loan Facility and recorded as interest expense in the consolidated statements of operations. The Revolver Facility remains open and available to the Company.

The Company’s ability to borrow under the Revolving Facility is reduced by outstanding letters of credit, which as of August 1, 2026 and April 30, 2026 was $13,019,000 and $13,152,000, respectively. As of August 1, 2026 and April 30, 2026, approximately $336,981,000 and $336,848,000 was available under the Revolving Facility, respectively. The $700,000,000 Fourth Amendment Term Loan Facility has been repaid in full and closed; although new term loans can be renegotiated and issued under the Credit Facility. Borrowings under the Revolving Facility may be used for working capital and other general corporate purposes, including acquisitions that meet certain parameters. As of August 1, 2026, the Company was in compliance with all amended covenants.

Convertible Notes

In July 2025, the Company entered into an underwriting agreement (the “Note Underwriting Agreement”) with certain underwriters (the “Note Underwriters”) agreeing, subject to customary conditions, to issue and sell $650,000,000 aggregate principal amount of the Company’s 0% Convertible Senior Notes due 2030 (the “Notes”) to the Note Underwriters as well as an option, exercisable within 30 days after entering the Note Underwriting Agreement, to purchase up to an additional $97,500,000 aggregate principal amount of Notes solely to cover over-allotments (the “Convertible Notes Offering”). The Note Underwriters exercised such option to purchase an additional $97,500,000 aggregate principal amount of Notes. The issuance of $747,500,000 aggregate principal amount of Notes was completed in July 2025. The estimated fair value (Level 2) of the zero-coupon convertible note maturing on July 15, 2030 was $680,973,000 and $760,656,000 as of August 1, 2026 and April 30, 2026, respectively.

The Notes were issued pursuant to, and are governed by, an indenture (the “Base Indenture”), dated as of July 3, 2025, between the Company and U.S. Bank Trust Company, National Association, as trustee (the “Trustee”), as supplemented by a first supplemental indenture (the “Supplemental Indenture,” and the Base Indenture, as supplemented by the Supplemental Indenture, the “Indenture”), dated as of July 3, 2025, between the Company and the Trustee.

The Notes are the Company’s senior, unsecured obligations and are (i) equal in right of payment with the Company’s existing and future senior, unsecured indebtedness; (ii) senior in right of payment to the Company’s existing and future indebtedness that is expressly subordinated to the Notes; (iii) effectively subordinated to the Company’s existing and future secured indebtedness, to the extent of the value of the collateral securing that indebtedness, including any borrowings under the Company’s Revolving Credit Facility; and (iv) structurally subordinated to all existing and future indebtedness and other liabilities, including trade payables, and (to the extent the Company is not a holder thereof) preferred equity, if any, of the Company’s subsidiaries.

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

The Notes have customary provisions relating to the occurrence of “Events of Default” (as defined in the Indenture), which include the following: (i) certain payment defaults on the Notes (which, in the case of a default in the payment of special interest on the Notes, will be subject to a 30-day cure period); (ii) the Company’s failure to send certain notices under the Indenture within specified periods of time; (iii) the Company’s failure to convert a Note in accordance with the

Indenture within a specified period of time; (iv) the Company’s failure to comply with certain covenants in the Indenture relating to the Company’s ability to consolidate with or merge with or into, or sell, lease or otherwise transfer, in one transaction or a series of transactions, all or substantially all of the assets of the Company and its subsidiaries, taken as a whole, to another person; (v) a default by the Company in its other obligations or agreements under the Indenture or the Notes if such default is not cured or waived within 60 days after notice is given in accordance with the Indenture; (vi) certain defaults by the Company or any of its significant subsidiaries with respect to indebtedness for borrowed money of at least $55,000,000; and (vii) certain events of bankruptcy, insolvency and reorganization involving the Company or any of its significant subsidiaries.

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

Long-term debt and the current period interest rates were as follows:

	August 1,	April 30,
	2026	2026
	(In thousands)	(In thousands)
Convertible notes	747,500	747,500
Total long-term debt	747,500	747,500
Less unamortized debt issuance costs–convertible notes	17,443	18,533
Total long-term debt, net of unamortized debt issuance costs–convertible notes	$730,057	$728,967
Unamortized debt issuance costs–revolving credit facility	$1,617	$1,745
Current period interest rate	—	—

Future contractual long-term debt principal payments as of August 1, 2026 were as follows:

Fiscal Year	(In thousands)
2027	$—
2028	—
2029	—
2030	—
2031	747,500
$747,500

10. Leases

The components of lease costs recorded in cost of sales and selling, general and administrative (“SG&A”) expense were as follows (in thousands):

	Three Months Ended	Three Months Ended
	August 1,	August 2,
	2026	2025
Operating lease cost	$7,664	$6,850
Short term lease cost	638	993
Variable lease cost	714	899
Sublease income	—	—
Total lease costs, net	$9,016	$8,742

Supplemental lease information was as follows:

	Three Months Ended	Three Months Ended
	August 1,	August 2,
	2026	2025
	(In thousands)	(In thousands)
Cash paid for amounts included in the measurement of operating lease liabilities	$6,010	$4,780
Right-of-use assets obtained in exchange for new lease liabilities	$19,250	$2,326

Weighted average remaining lease term	79 months	80 months
Weighted average discount rate	6.7%	6.8%

Maturities of operating lease liabilities as of August 1, 2026 were as follows (in thousands):

Fiscal Year
2027	$19,045
2028	28,764
2029	26,041
2030	22,564
2031	15,143
Thereafter	48,542
Total lease payments	$160,099
Less: imputed interest	(39,333)
Total present value of operating lease liabilities	$120,766

11. Accumulated Other Comprehensive Loss and Reclassifications Adjustments

The components of accumulated other comprehensive loss and adjustments are as follows (in thousands):

	Three Months Ended	Three Months Ended
	August 1,	August 2,
	2026	2025
Balance as of April 30, 2026 and April 30, 2025, respectively	$(5,635)	$(6,514)
Unrealized available-for-sale security losses	(186)	—
Change in foreign currency translation adjustments	68	639
Balance as of August 1, 2026 and August 2, 2025, respectively	$(5,753)	$(5,875)

12. Long-Term Incentive Awards

During the three months ended August 1, 2026, the Company granted awards under its 2021 Equity Incentive Plan (the “2021 Plan”) to key employees (“Fiscal 2027 LTIP”). Awards under the Fiscal 2027 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2027, July 2028 and July 2029, and (ii) performance-based restricted stock units (“PRSUs”), which vest based on the Company’s achievement of revenue and non-GAAP adjusted earnings before interest, taxes, depreciation and amortization (“adjusted EBITDA”) targets for the three-year period ending April 30, 2029. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended August 1, 2026 the Company recorded $743,000 of compensation expense related to the Fiscal 2027 LTIP, respectively. As of August 1, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2027 LTIP is $35,950,000.

During the three months ended August 2, 2025, the Company granted awards under its 2021 Plan to key employees (“Fiscal 2026 LTIP”). Awards under the Fiscal 2026 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2026, July 2027 and July 2028, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2028. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended August 1, 2026 and August 2, 2025, the Company recorded a $(687,000) reversal of compensation expense and $809,000 of compensation expense related to the Fiscal 2026 LTIP, respectively. As of August 1, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2026 LTIP is $27,471,000.

During the three months ended July 27, 2024, the Company granted awards under its 2021 Plan to key employees (“Fiscal 2025 LTIP”). Awards under the Fiscal 2025 LTIP consist of: (i) time-based restricted stock awards and time-based restricted stock units, which vest in equal tranches in July 2025, July 2026 and July 2027, and (ii) PRSUs, which vest based on the Company’s achievement of revenue and non-GAAP adjusted EBITDA targets for the three-year period ending April 30, 2027. At the award date, target achievement levels for each of the financial performance metrics were established for the PRSUs, at which levels the PRSUs would vest at 100% for each such metric. Threshold achievement levels for which the PRSUs would vest at 50% for each such metric and maximum achievement levels for which such awards would vest at 250% for each such metric were also established. The actual payout for the PRSUs at the end of the performance period will be calculated based upon the Company’s achievement of the established revenue and non-GAAP adjusted EBITDA targets for the performance period. Settlement of the PRSUs will be made in fully-vested shares of the Company’s common stock. For the three months ended August 1, 2026 and August 2, 2025, the Company recorded a $(146,000) reversal of compensation expense and $3,859,000 and of compensation expense related to the Fiscal 2025 LTIP. As of August 1, 2026, the maximum compensation expense that may be recorded for the performance-based portion of the Fiscal 2025 LTIP is $14,883,000.

During the three months ended July 29, 2023, the Company granted awards under the 2021 Plan to key employees (“Fiscal 2024 LTIP”). During the three months ended August 1, 2026, the Company issued a total of 84,142 fully-vested shares of the Company’s common stock to settle the PRSUs in the Fiscal 2024 LTIP. For the three ended August 1, 2026 the Company recorded no compensation expense related to the Fiscal 2024 LTIP. For the three months ended August 2, 2025, the Company recorded $3,008,000 of compensation expense related to the Fiscal 2024 LTIP.

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

13. Income Taxes

For the three months ended August 1, 2026, the Company recorded an income tax benefit of $(397,000) yielding an effective tax rate of 5.4%. For the three months ended August 2, 2025, the Company recorded an income tax benefit of $(15,169,000) yielding an effective tax rate of 18.0%. The variance from the statutory rates for the three months ended August 1, 2026, was primarily attributable to federal R&D credits, Section 162(m) limitation on executive compensation, and state taxes. The variance from the statutory rates for the three months ended August 1, 2025, was primarily attributable to federal R&D credits and acquisition related costs.

On July 4, 2025, the reconciliation bill, commonly known as the One Big Beautiful Bill Act (“OBBBA”), was enacted into law. The OBBBA, among other things, eliminates the requirement to capitalize U.S. R&D expenses, permanently extends certain provisions of the Tax Cuts & Jobs Act of 2017 and modifies certain international tax provisions, as part of a broader set of updates to the U.S. international tax rules. As the OBBBA was enacted during the Company’s fiscal quarter ended August 2, 2025, the Company reflected the impacts of the OBBBA on the condensed consolidated financial statements during such period. Cash tax payments for the fiscal year ending April 30, 2027 are expected to be significantly reduced as a result of the accelerated tax deductions. However, the Company’s total income tax expense and effective tax rate are not expected to materially change as a result of the legislation.

14. Share Issuances

In July 2025, the Company entered into an underwriting agreement (the “Common Stock Underwriting Agreement”) with certain underwriters (the “Common Stock Underwriters”) agreeing, subject to customary conditions, to issue and sell 3,528,226 shares of the Company’s common stock to the Common Stock Underwriters (the “Common Stock Offering”). In addition, pursuant to the Common Stock Underwriting Agreement, the Company granted the Common Stock Underwriters an option, exercisable within 30 days after entering the Common Stock Underwriting Agreement, to purchase up to an additional 529,234 shares of the Company’s common stock (the “Over-allotment Option”). The issuance of 3,528,226 shares of common stock was completed in July 2025. Subsequently, the Company closed the issuance and sale of 529,234 shares of its common stock pursuant to the underwriters’ full exercise of the Over-allotment Option in July 2025 for a total issuance of 4,057,460 shares, generating gross proceeds to the Company of $1,006,250,000, proceeds of $968,515,000, net of underwriting discount and $966,846,000 net of underwriting discount and other equity issuance costs.

15. Business Acquisitions

ESAero Acquisition

On March 16, 2026, the Company closed its acquisition of ESAero, a leading producer of UAS and advanced air mobility platforms. Pursuant to the merger agreement, the Company acquired 100% of ESAero equity for an aggregate purchase price of $177,909,000, consisting of 671,078 shares of the Company’s common stock with a fair value of $142,188,000 and $26,922,000 cash-on-hand, net of $2,386,000 cash acquired, plus an $8,800,000 holdback for certain customary adjustments, such as net working capital, and certain seller indemnification obligations. During August 2026, $4,000,000 of the holdback was settled for $3,593,000 due to certain customary adjustments. The fair value of the shares issued was based on the closing price of the Company’s common stock on March 16, 2026 of $211.88. ESAero is incorporated into AeroVironment’s AxS segment. The Company believes the acquisition will enhance the Company’s ability to transition from innovative design to advanced manufacturing. The Company accounted for the acquisition under the acquisition method of accounting for business combinations.

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

March 16,
2026
Fair value of assets acquired:
Accounts receivable	$7,545
Unbilled receivables and retentions	24,387
Inventories, net	44
Prepaid expenses and other current assets	2,715
Property and equipment	1,606
Operating lease right-of-use assets	10,923
Intangibles	55,300
Goodwill	110,386
Total identifiable assets	$212,906

Fair value of liabilities assumed:
Accounts payable	$5,776
Wages and related accruals	2,435
Customer advances	702
Current operating lease liabilities	1,964
Other current liabilities	816
Non-current operating lease liabilities	8,960
Income taxes payable (non-current)	2,874
Deferred income taxes	11,878
Total liabilities assumed	35,405
Total identifiable net assets	$177,501

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

ESAero Supplemental Pro Forma Information (unaudited)

ESAero revenue and income from operations for the period ended April 30, 2026 since acquisition on March 16, 2026 was $20,038,000 and $5,951,000, inclusive of $1,116,000 of intangible amortization, respectively, as of April 30, 2026. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2024 (in thousands):

Three Months Ended
August 2,
2025
Revenue	$477,343
Net loss	$(65,791)

These pro forma amounts have been calculated by applying the Company’s accounting policies, assuming transaction costs had been incurred during the year ended April 30, 2025, reflecting the additional amortization that would have been charged and including the results of ESAero prior to acquisition.

The Company incurred approximately $2,504,000 of acquisition-related expenses for the fiscal year ended April 30, 2026. These expenses are included in SG&A on the Company’s consolidated statements of operations.

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

The fair value of the Company’s common stock issued is based on 17,425,849 shares issued as consideration, per the terms of the Merger Agreement, and the closing share price of the Company’s common stock of $151.52 on April 30, 2025.

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

BlueHalo Supplemental Pro Forma Information (unaudited)

BlueHalo revenue and loss from operations for the twelve months ended April 30, 2026 since its acquisition on May 1, 2025 was $919,414,000 and $(365,818,000), inclusive of $208,482,000 of intangible amortization and $240,708,000 of goodwill impairment. The following unaudited pro forma summary presents condensed consolidated information of the Company as if the business acquisition had occurred on May 1, 2024, the first day of the Company’s fiscal year 2025. The pro forma amounts include the historical operating results of the Company and BlueHalo prior to the acquisition. The pro forma results are not necessarily indicative of the Company’s results of operations that would have been obtained had the acquisition of BlueHalo been completed for the period presented, or which may be realized in the future (in thousands):

Three Months Ended
August 2,
2025
Revenue	$454,675
Net loss	$(36,110)

The Company recognized a nonrecurring pro forma adjustment to pro forma earnings to amortize an increase in the fair value of inventory acquired during the year ended April 30, 2026. In addition, for the twelve months ended April 30, 2026, the amortization expense associated with the Company’s one-year intangible backlog has been eliminated within the pro forma adjustments.

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

The Company incurred approximately $64,194,000 of BlueHalo acquisition-related expenses including integration costs. The Company recognized a nonrecurring pro forma adjustment to the three months ended August 2, 2025 to remove the impact of $23,730,000 of the transaction costs incurred in the period to reflect the costs as if the acquisition was completed during the year ended April 30, 2025.

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

16. Pension

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

The table below includes the projected benefit obligation and fair value of plan assets as of April 30, 2026. The net fair value of plan assets (in thousands) is recorded in other assets on the unaudited condensed consolidated balance sheet.

April 30,
2026
(In thousands)
Projected benefit obligation	$(3,249)
Fair value of plan assets	3,862
Funded status of the plan	$613

The projected benefit obligation includes assumptions of a discount rate of 4.1% and pension increase for in-payment benefits of 2.5% for both August 1, 2026 and April 30, 2026. The accumulated benefit obligation is approximately equal to the Company’s projected benefit obligation. The plan assets consist of reinsurance policies for each of the three pension commitments. The reinsurance policies are fixed-income investments considered a level 2 fair value hierarchy based on observable inputs of the policy. The Company does not expect to make any contributions to the plan in the fiscal year ending April 30, 2027.

Expected benefit payments as of April 30, 2026 (in thousands):

2026	$211
2027	218
2028	220
2029	222
2030	224
2031-2035	1,124
Total expected benefit payments	$2,219

Net periodic benefit cost (in thousands) is recorded in interest expense, net.

	Three Months Ended
	August 1,	August 2,
	2026	2025
Expected return on plan assets	$—	$—
Interest cost	31	31
Actuarial gain	—	—
Net periodic benefit cost	$31	$31

17. Segments

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

The Company’s reportable segments are AxS and SCDE. The accounting policies of the segments are the same as those described in Note 1, “Organization and Significant Accounting Policies.” The operating segments sales to each other are eliminated. Effective May 1, 2025, segment adjusted EBITDA is the measure of profitability used by the CODM for purposes of making decisions about allocating resources to the segments and assessing performance. Segment adjusted EBITDA is defined as segment (loss) income from operations before depreciation and amortization, adjusted for the impact of certain other non-cash items, including amortization of implementation of cloud computing arrangements, stock-based compensation, and acquisition related expenses. Prior period segment information has been revised to align with the new segment presentation.

	Three Months Ended August 1, 2026
	AxS	SCDE	Total
Revenue:
Product sales	$273,865	$55,193	$329,058
Contract services	72,104	79,328	151,432
	345,969	134,521	480,490
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	213,574	123,765	337,339
Intangible amortization included in cost of sales	8,592	9,960	18,552
SG&A less intangible amortization	62,892	23,732	86,624
Intangible amortization included in SG&A	7,167	17,717	24,884
Research and development	22,181	1,781	23,962
Other expense (income)	600	(5)	595
Add:
Depreciation	8,632	3,965	12,597
Amortization	15,759	27,677	43,436
Acquisition-related expenses	1,176	966	2,142
Amortization of cloud computing arrangement implementation	1,753	—	1,753
Equity securities investments activity, net	—	—	—
Stock-based compensation	4,002	925	4,927
Segment adjusted EBITDA	$62,285	$(8,896)	$53,389

	Three Months Ended August 2, 2025
	AxS	SCDE	Total
Revenue:
Product sales	$240,744	$72,789	$313,533
Contract services	44,580	96,563	141,143
	285,324	169,352	454,676
Less:
Cost of sales less intangible amortization and other purchase accounting adjustments	175,047	147,132	322,179
Intangible amortization included in cost of sales	21,982	15,397	37,379
SG&A less intangible amortization	59,742	29,231	88,973
Intangible amortization included in SG&A	11,125	31,178	42,303
Research and development	29,763	3,351	33,114
Other expense (income)	(837)	(1,524)	(2,361)
Add:
Depreciation	7,771	2,801	10,572
Amortization	33,107	46,575	79,682
Acquisition-related expenses	15,553	8,176	23,729
Amortization of cloud computing arrangement implementation	747	9	756
Equity securities investments activity, net	(1,695)	(1,006)	(2,701)
Stock-based compensation	8,775	2,654	11,429
Segment adjusted EBITDA	$52,760	$3,796	$56,556

The following table (in thousands) provides a reconciliation from segment adjusted EBITDA to income before income taxes:

	Three Months Ended
	August 1,	August 2,
	2026	2025
Segment adjusted EBITDA	$53,389	$56,556
Depreciation and amortization	(56,033)	(90,254)
Acquisition-related expenses	(2,142)	(23,729)
Amortization of cloud computing arrangement implementation	(1,753)	(756)
Stock-based compensation	(4,927)	(11,429)
Equity securities investments activity, net	—	2,701
Interest expense, net	4,136	(17,415)
(Loss) income before income taxes	$(7,330)	$(84,326)

Identifiable segment assets are summarized in the table below. Corporate assets primarily consist of cash and cash equivalents, prepaid expenses and other current assets, long-term investments, property and equipment, net, operating lease right-of-use assets, deferred income taxes and other assets managed centrally on behalf of the business segments.

	AxS	SCDE	Corporate	Total
As of August 1, 2026	$2,590,495	$2,021,599	$1,118,599	$5,730,693
As of April 30, 2026	$2,604,511	$2,032,663	$1,079,568	$5,716,742

Capital expenditures are summarized in the table below (in thousands):

	AxS	SCDE	Corporate	Total
Three Months Ended August 1, 2026	$40,204	$7,966	$1,280	$49,450
Three Months Ended August 2, 2025	$15,178	$16,437	$453	$32,068

18. Subsequent Events

On August 21, 2026, the Company closed on its purchase of its new campus facility in Southern California for $29,250,000. The building will be used for research, design, engineering, manufacturing and administrative functions.

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and the results of operations as of and for the periods presented below. The following discussion and analysis should be read in conjunction with the “Condensed Consolidated Financial Statements” and notes thereto included elsewhere in this Quarterly Report on Form 10-Q. This section and other parts of this Quarterly Report on Form 10-Q contain forward-looking statements that involve risks and uncertainties. In some cases, forward-looking statements can be identified by words such as “anticipates,” “believes,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “projects,” “should,” “will,” “would” or similar expressions. Such forward-looking statements are based on current expectations, estimates and projections about our industry, our management’s beliefs and assumptions made by our management. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026, as updated by our subsequent filings under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”).

Unless required by law, we expressly disclaim any obligation to update publicly any forward-looking statements, whether as result of new information, future events or otherwise.

Critical Accounting Estimates

The following should be read in conjunction with the critical accounting estimates presented in our Annual Report on Form 10-K for the fiscal year ended April 30, 2026.

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

Revenue Recognition

Adjustments to original estimates for a contract’s revenue, estimated costs at completion and estimated profit or loss are often required as work progresses under a contract, as experience is gained and as more information is obtained, even though the scope of work required under the contract may not change, or if contract modifications, including the finalization of undefinitized contract actions, occur. The impact of revisions in estimate of completion and variable consideration for all types of contracts are recognized on a cumulative catch-up basis in the period in which the revisions are made. Changes in variable consideration associated with the finalization of undefinitized contract actions could result in cumulative catch up adjustments to revenue that could be material. During the three months ended August 1, 2026 and August 2, 2025, changes in accounting estimates on contracts recognized using the over time method are presented below. Amounts representing contract change orders or claims are included in revenue if the order or claim meets the criteria of a contract or contract modification in accordance with ASU 2014-09, Revenue from Contracts with Customers (“ASC 606”).

For the three months ended August 1, 2026 and August 2, 2025, favorable and unfavorable cumulative catch-up adjustments included in revenue were as follows (in thousands):

	Three Months Ended
	August 1,	August 2,
	2026	2025

Gross favorable adjustments	$8,230	$2,316
Gross unfavorable adjustments	(11,460)	(6,459)
Net (unfavorable) favorable adjustments	$(3,230)	$(4,143)

For the three months ended August 1, 2026, favorable cumulative catch-up adjustments of $8.2 million were primarily due to cost adjustments on 7 contracts. During the three months ended August 1, 2026, we revised our estimates of the total expected costs to complete a Space and Directed Energy contract. The aggregate impact of these adjustments in contract estimates on revenue related to performance obligations satisfied or partially satisfied in previous periods was an increase to revenue of approximately $2.3 million. For the same period, unfavorable cumulative catch-up adjustments of $(11.5) million were primarily related to higher than expected costs on 34 contracts, which individually were not material.

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

In January 2026, a stop-work order was received on the Company’s Other Transaction Agreement for the delivery of BADGER phased array antenna systems to support Space Force’s SCAR program. We concluded that the stop-work order represented a trigger event that indicated the carrying value of the Space reporting unit exceeded its fair value. As a result, we updated our estimates of the long-term cash flows of the Space reporting unit to reflect the reduced revenue associated with the stop-work order as well as an increase in expected research and development and capital investments to achieve product commercialization, which is expected to result in expanded opportunities and improve long term product margins. The changes in estimates resulted in the recognition of a goodwill impairment charge of approximately $240 million in the Space reporting unit. Due to the trigger event, we also performed a recoverability test on the long-lived assets, inclusive of the intangibles, of the Space reporting unit for impairment in accordance with ASC 360 during the fiscal year ended April 30, 2026. The undiscounted cash flows exceeded the carrying value and no impairment was recorded. As of August 1, 2026, we have not identified any events or circumstances since the prior year’s annual impairment test that could trigger an impairment review.

The Space reporting unit, included in the SCDE reportable segment, is considered to have an increased risk of failing future quantitative goodwill impairment tests as an impairment was recorded during the quarter ended January 31, 2026. The Company’s annual impairment test for the fiscal year ending April 30, 2027 will be performed during the fourth quarter of fiscal year 2027.

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

Fiscal Periods

Due to our fixed year end date of April 30, our first and fourth quarters each consist of approximately 13 weeks. The second and third quarters each consist of exactly 13 weeks. Our first three quarters end on a Saturday. Our 2027 fiscal year ends on April 30, 2027 and our fiscal quarters end on August 1, 2026, October 31, 2026 and January 30, 2027, respectively.

Results of Operations

The following tables set forth our results of operations for the periods indicated (in thousands):

Three Months Ended August 1, 2026 Compared to Three Months Ended August 2, 2025

	Three Months Ended
	August 1,	August 2,
	2026	2025

Revenue	$480,490	$454,676
Cost of sales	355,891	359,558
Gross margin	124,599	95,118
Selling, general and administrative	111,508	131,276
Research and development	23,962	33,114
Loss from operations	(10,871)	(69,272)
Other income (loss):
Interest income (expense), net	4,136	(17,415)
Other (expense) income, net	(595)	2,361
Loss before income taxes	(7,330)	(84,326)
Benefit from income taxes	(397)	(15,169)
Equity method investment income, net of tax	1,867	1,787
Net loss	$(5,066)	$(67,370)

	Three Months Ended August 1, 2026
	AxS	SCDE	Total
Revenue	$345,969	$134,521	$480,490

Segment adjusted EBITDA	$62,285	$(8,896)	$53,389

	Three Months Ended August 2, 2025
	AxS	SCDE	Total
Revenue	$285,324	$169,352	$454,676

Segment adjusted EBITDA	$52,760	$3,796	$56,556

Revenue. Revenue for the three months ended August 1, 2026 was $480.5 million, as compared to $454.7 million for the three months ended August 2, 2025, representing an increase of $25.8 million, or 6%. The increase in revenue was due to an increase in product revenue of $15.5 million and an increase in service revenue of $10.3 million. The increase in product revenue was driven by an increase in UAS products of $39.1 million due to an increase in the global demand for UAS products, partially offset by a decrease in Space and Directed Energy product sales of $18.1 million primarily related to the termination of the SCAR program in the prior year and a decrease in Precision Strike and Defense Systems (“PSDS”) of $6.8 million. The decrease in PSDS was driven by decrease of $56.9 million of Switchblade product revenue due to order delays, partially offset by revenue from the ESAero acquisition of $41.8 million and increased demand for defense systems of $18.5 million. The increase in service revenue was primarily driven by increases in AxS service customer funded R&D services of $34.1 million, partially offset by decreases to Cyber and Mission Solutions (“CMS”) service revenue of $18.3 million driven by reduced scope on certain contracts.

Cost of Sales. Cost of sales for the three months ended August 1, 2026 was $355.9 million, as compared to $359.6 million for the three months ended August 2, 2025, representing a decrease of $3.7 million, or 1%. The decrease in cost of sales was a result of a decrease in product cost of sales of $17.1 million, partially offset by an increase in service cost of sales of $13.4 million. The decrease in product cost of sales was primarily due to a shift in mix of product sales of approximately $28 million, partially offset by approximately $11 million due to the increase in product revenue. The increase in service costs of sales was primarily due to an increase of approximately $9 million due to the increase in sales volume and approximately $4 million due to shift in mix of services provided. Cost of sales for the three months ended

August 1, 2026 included $18.6 million of intangible amortization and other related non-cash purchase accounting expenses as compared to $37.4 million for the three months ended August 2, 2025. As a percentage of revenue, cost of sales decreased from 79% to 74% primarily due to decreased amortization and other non-cash purchase accounting expenses, resulting in gross margin increasing from 21% to 26%.

Gross Margin. Gross margin is equal to revenue minus cost of sales.

Selling, General and Administrative. SG&A expense for the three months ended August 1, 2026 was $111.5 million, or 23% of revenue, as compared to SG&A expense of $131.3 million, or 29% of revenue, for the three months ended August 2, 2025. The decrease in SG&A expense was primarily due to a decrease of $17.4 million of intangible amortization expense and a decrease of $22.5 million in acquisition related expenses resulting from the prior year acquisition of BlueHalo, partially offset by an increase of approximately $9 million of employee related expenses related to increases in headcount and an increase of $4.4 million of bad debt expense.

Research and Development. R&D expense for the three months ended August 1, 2026 was $24.0 million, or 5% of revenue, as compared to R&D expense of $33.1 million, or 7% of revenue, for the three months ended August 2, 2025. The decrease was primarily related to timing of planned expenditures. R&D expense is expected to continue to be 7% to 9% of revenue for fiscal year ended April 30, 2027.

Interest Income (Expense), net. Interest income, net for the three months ended August 1, 2026 was $4.1 million compared to interest expense, net of $17.4 million for the three months ended August 2, 2025. The increase in interest income was due to a combination of higher cash and investment balances and lower interest bearing debt balances. The decrease in interest expense related to the Fourth Amendment Term Loan Facility and Revolver Facility obtained on May 1, 2025 in conjunction with the BlueHalo acquisition and the unamortized debt issuance costs allocated to the Fourth Amendment Term Loan Facility of $6.7 million, which were expensed upon repayment of the Fourth Amendment Term Loan Facility in July using the proceeds from the Notes and common stock issuances in July 2025.

Other (Expense) Income, net. Other expense, net, for the three months ended August 1, 2026 was $0.6 million as compared to other income, net of $2.4 million for the three months ended August 2, 2025. The decrease in other income, net was driven by unrealized gains in equity security investments for the three months ended August 2, 2025. The equity security investments were subsequently sold during the fiscal year ended April 30, 2026.

Benefit from Income Taxes. Our effective income tax rate was 5.4% for the three months ended August 1, 2026, as compared to 18.0% for the three months ended August 2, 2025. The change in our effective income tax rate was primarily attributable to a reduction in loss before income taxes and an increase in Section 162(m) limitation on executive compensation, partially offset by an increase in federal R&D credits. The effective income tax rate for the three months ended August 1, 2026, was primarily attributable to the current quarter loss before income taxes relative to the projected full year income before income taxes, state valuation allowances, Section 162(m) limitation on executive compensation, partially offset by federal R&D credits.

Equity Method Investment Income, net of Tax. Equity method investment income, net of tax for the three months ended August 1, 2026 was $1.9 million as compared $1.8 million for the three months ended August 2, 2025.

Autonomous Systems

	Three Months Ended
	August 1,	August 2,
	2026	2025
Revenue	$345,969	$285,324

Segment adjusted EBITDA	$62,285	$52,760

AxS Revenue. AxS revenue for the three months ended August 1, 2026 was $346.0 million, compared to $285.3 million for the three months ended August 2, 2025, representing an increase of $60.7 million, or 21%. The increase in revenue was due to an increase in product revenue of $33.2 million and an increase in service revenue of $27.5 million. The increase in product revenue was driven by an increase in UAS products of $39.1 million due to an increase in the global demand for UAS products, partially offset by a decrease in PSDS of $6.8 million. The decrease in PSDS was driven by decrease of $56.9 million of Switchblade product revenue due to order delays, partially offset by revenue from the ESAero acquisition of $41.8 million and increased demand for defense systems of $18.5 million. The increase in service revenue was primarily driven by increases in AxS customer funded R&D services of $34.1 million.

AxS Segment Adjusted EBITDA. AxS segment adjusted EBITDA for the three months August 1, 2026 was $62.3 million, as compared to $52.8 million for the three months ended August 2, 2025, representing an increase of $9.5 million, or 18%. The increase in AxS segment adjusted EBITDA was primarily due to an increase in revenue of $60.7 million and a decrease in R&D of $7.6 million, partially offset by an increase in cost of sales of $25.2 million and a decrease in adjusted EBITDA add backs of $34.6 million for depreciation, amortization, cloud computing related amortization, stock-based compensation, and acquisition related expenses. The increase in cost of sales was primarily due to an increase of approximately $37 million due to the increase in sales volume, approximately $1 million due to mix shift to a higher proportion of services, partially offset by a decrease of approximately $13 million in intangible amortization expense.

Space, Cyber and Directed Energy

	Three Months Ended
	August 1,	August 2,
	2026	2025
Revenue	$134,521	$169,352

Segment adjusted EBITDA	$(8,896)	$3,796

SCDE Revenue. SCDE Revenue for the three months ended August 1, 2026 was $134.5 million, as compared to $169.4 million for the three months ended August 2, 2025, representing a decrease of $34.9 million, or 21%. The decrease in revenue was due to a decrease in product revenue of $17.6 million and a decrease in service revenue of $17.3 million. The decrease in product revenue was driven by a decrease in Space and Directed Energy product sales of $18.1 million primarily due to the termination of the SCAR program in the prior year. The decrease in service revenue was driven by a decrease to CMS service revenue of $18.3 million driven by reduced scope on certain contracts.

SCDE Segment Adjusted EBITDA. SCDE segment adjusted EBITDA for the three months August 1, 2026 was $(8.9) million, as compared to $3.8 million for the three months ended August 2, 2025, representing a decrease of $12.7 million, or 334%. The decrease in SCDE segment adjusted EBITDA was primarily due to a decrease in revenue of $34.9 million and a decrease in adjusted EBITDA add backs of $26.6 million for depreciation, amortization, cloud computing related amortization, stock-based compensation, and acquisition related expenses, partially offset by a decrease in cost of sales of $28.7 million, a decrease in SG&A of $19.0 million and a decrease in R&D of $1.6 million. The decrease in cost of sales was primarily due to a decrease of approximately $30 million due to the decrease in sales volume and approximately $5 million decrease in intangible amortization expense, partially offset by approximately $7 million due to mix shift to a higher proportion of lower margin services.

Backlog

Consistent with ASC 606, we define funded backlog as remaining performance obligations under firm orders for which funding is currently appropriated to us under a customer contract. As of August 1, 2026, our funded backlog was approximately $1,457.8 million, as compared to $1,183.0 million as of April 30, 2026.

In addition to our funded backlog, we also had unfunded backlog of $1,366.5 million as of August 1, 2026. Unfunded backlog does not meet the definition of a performance obligation under ASC 606. We define unfunded backlog as the total remaining value of awarded Cost Plus and FFP contracts with incremental funding. Unfunded backlog does not obligate the customer to purchase goods or services. There can be no assurance that unfunded backlog will result in any orders in any particular period, or at all.

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

Liquidity and Capital Resources

In May 2025, in connection with the consummation of the BlueHalo acquisition, the Company entered into the Fourth Amendment to Credit Agreement with BofA NA, the administrative agent and the swingline lender, JPM, U.S. Bank, and Citibank. The Amended Credit Agreement provides for an aggregate $700.0 million term loan and an aggregate $350.0 million revolving credit facility. Upon effectiveness of the Amended Credit Agreement, we drew $225.0 million from the amended Revolving Facility and the full $700.0 million of the Fourth Amendment Term Loan Facility. The proceeds from the Fourth Amendment Term Loan Facility and the Revolving Facility were used to repay certain outstanding indebtedness of BlueHalo and to pay for certain related transaction costs. In June 2025, we drew an additional $10.0 million under the Revolving Facility.

In July 2025, we issued 4,057,460 shares of common stock at a public offering price of $248.00 per share and issued $747,500,000 aggregate principal amount of 0% convertible senior notes due 2030. The aggregate net proceeds from the Common Stock Offering and the Notes Offering, after deducting underwriting discounts and debt and equity issuance costs, was approximately $1.70 billion. The Company used approximately $965.3 million of the net proceeds from the Common Stock Offering and the Notes Offering to repay indebtedness under the Fourth Amendment Term Loan Facility and outstanding borrowings under the Revolving Facility. The remainder can and has been used for general corporate purposes, including to increase manufacturing capacity.

Our ability to borrow under the Revolving Facility is reduced by outstanding letters of credit of $13.0 million as of August 1, 2026. As of August 1, 2026, approximately $337.0 million was available under the Revolving Facility. Refer to Note 9—Debt to our unaudited condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10-Q for further details. In addition, Telerob has a line of credit of €9.0 million ($10.5 million) available for issuing letters of credit of which €2.2 million ($2.6 million) was outstanding as of August 1, 2026.

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

The Company is party to receivables purchase agreement with Citibank, N.A., with an aggregate capacity of $100 million. As of August 1, 2026, no receivables have been sold, proceeds collected, or purchase discount fees incurred.

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

In August 2026, we closed on our purchase of a new campus facility in Southern California for $29.3 million.

Cash Flows

The following table provides our cash flow data for the three months ended August 1, 2026 and January 25, 2025 (in thousands):

	Three Months Ended
	August 1,	August 2,
	2026	2025

	(Unaudited)
Net cash provided by (used in) operating activities	$13,496	$(123,726)
Net cash used in investing activities	$(108,236)	$(876,648)
Net cash (used in) provided by financing activities	$(4,089)	$1,645,443

Cash Provided by (Used in) Operating Activities. Net cash provided by operating activities for the three months ended August 1, 2026 increased by $137.2 million to $13.5 million, as compared to $(123.7) million for the three months ended August 2, 2025. The increase in net cash used in operating activities was primarily due to an increase in cash as a result of changes in operating assets and liabilities of $112.7 million, largely related to decreases in accounts receivable and increases in accounts payable, partially offset by increases in unbilled receivables and retentions due to year over year timing differences. The increase in cash provided by operating activities was also driven by a decrease in net loss of $62.3 million, partially offset by a decrease in depreciation and amortization of $34.2 million.

Cash Used in Investing Activities. Net cash used in investing activities decreased by $768.4 million to $(108.2) million for the three months ended August 1, 2026, as compared to $(876.6) million for the three months ended August 2, 2025. The decrease in net cash used in investing activities was primarily due to the cash consideration for the acquisition of BlueHalo, net of cash acquired of $844.6 million in the prior year, partially offset by the net purchase of available-for-sale securities of $58.8 million.

Cash (Used in) Provided by Financing Activities. Net cash used in financing activities decreased by $1,649.5 million to $(4.1) million for the three months ended August 1, 2026, as compared to net cash provided by financing activities of $1,645.4 million for the three months ended August 2, 2025. The decrease in net cash provided by financing activities was primarily due to proceeds from issuance of common shares of $968.5 million, net of underwriter costs and proceeds from the issuance of Notes of $726.9 million, net of underwriter costs in the prior year. Part of the proceeds were used to repay the outstanding balances of the Fourth Amendment Term Loan Facility and Revolving Facility drawn in conjunction with the acquisition of BlueHalo.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the ordinary course of business, we are exposed to various market risk factors, including fluctuations in interest rates, changes in general economic conditions, domestic and foreign competition, and foreign currency exchange rates. For a discussion of market risks as of April 30, 2026, refer to Item 7A in our 2026 annual report on Form 10-K. During the three months ended August 1, 2026, there were no material changes or developments that would materially alter the market risk assessment performed as of April 30, 2026, except as discussed below.

Interest Rate Risk

In July 2025, we issued $747.5 million of Notes. The Notes have a zero percent coupon rate. We used the proceeds from the Notes Offering as well as the Common Stock Offering to repay indebtedness under our Fourth Amendment Term Loan Facility and outstanding borrowings under the Revolving Facility. The Revolving Facility has no current outstanding balance.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. As required by Rule 13a-15(b) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this assessment, and in light of the material weaknesses identified in our internal control over financial reporting as disclosed in our Form 10-K for the fiscal year ended April 30, 2026, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of August 1, 2026, due to the material weaknesses in internal control over financial reporting described below.

Notwithstanding the material weaknesses described below, management has concluded that the financial statements included in this Quarterly Report present fairly, in all material respects, our financial position, results of operations and cash flows in conformity with U.S. GAAP.

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

Remediation Plan

As of the date of this report, management’s remediation efforts are ongoing, and management has committed to a remediation plan to address the material weaknesses noted above. The remediation plan includes, but is not limited to, the following activities which have been performed or are in process:

●	With respect to the material weakness related to information technology general controls over BlueHalo’s financial reporting, we have designed and implemented enhancements to user access and program change management controls, including restricting administrator-level access, performing periodic user access reviews, and formalizing change management and data modification processes through documented and approved workflows.
●	With respect to the material weakness related to design of controls over the preparation and review of our goodwill impairment analysis, we have implemented a control over the preparation and review of a quarterly reconciliation of goodwill by reporting unit.

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

Changes in Internal Control over Financial Reporting

Except for the ongoing remediation activities related to the material weaknesses described above, there were no changes in our internal control over financial reporting or in other factors identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 under the Exchange Act that occurred during the quarter ended August 1, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act).

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Securities Class Actions and Related Derivative Actions

On May 26, 2026, a securities class action complaint was filed in the U.S. District Court for the Eastern District of Virginia by Eric Norrell naming AeroVironment; Wahid Nawabi, our President and CEO; Kevin McDonnell, our former Executive Vice President and Chief Financial Officer; and Mary Clum, President of our Space, Cyber & Directed Energy segment, as defendants. See Norell v. AeroVironment, Inc., No. 1:26-cv-01429 (E.D. Va.). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act, and Rule 10b-5 promulgated thereunder, claiming that the defendants made false and materially misleading statements regarding our work for the U.S. Space Force’s SCAR program. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period June 25, 2025 through March 10, 2026. The complaint seeks a jury trial and unspecified compensatory damages, interest, and attorneys’ fees and other costs.

On July 17, 2026, a second securities class action complaint was filed in the U.S. District Court for the District of Delaware by the City Pension Fund for Firefighters and Police officers in the City of Miami Beach naming AeroVironment, Mr. Nawabi, Mr. McDonnell, and Ms. Clum as defendants. See City Pension Fund for Firefighters and Police officers in the City of Miami Beach v. AeroVironment, Inc., No. 1:26-cv-00875 (D. Del). The complaint asserts violations of Sections 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, arising from substantially the same factual allegations that form the basis of the Norell class action complaint described above. The plaintiff seeks to represent a proposed class of all persons who purchased or otherwise acquired our common stock during the period June 24, 2025 through June 18, 2026, inclusive. The complaint seeks a jury trial and unspecified compensatory damages, interest, and attorneys’ fees and other costs.

On July 27, 2026, a purported stockholder of the company, Keith Rogers, filed a derivative action in the U.S. District Court of the Eastern District of Virginia on behalf of AeroVironment against Mr. Nawabi, Mr. McDonnell, Ms. Clum and members of our Board of Directors who were serving as of April 30, 2026, and AeroVironment as a nominal defendant. The derivative action alleges various claims, including breach of fiduciary duty, unjust enrichment, abuse of control, gross mismanagement, waste of corporate assets, and violations of Section 14(a) of the Exchange Act, as well as violations of Section 10(b) and 21D of the Exchange Act arising from substantially the same factual allegations that form the basis of the securities class action lawsuits described above. The action seeks monetary relief in favor of the company from the defendants, as well as various equitable relief requests and plaintiff’s costs and expenses of the litigation.

A second derivative action was filed against the Company on July 30, 2026 in the U.S. District Court of the Eastern District of Virginia by another purported stockholder, Brandon Jackson, against the same defendants as in the Rogers derivative action described above. This derivative action alleges breaches of fiduciary duties and violations of Section 14(a) of the Exchange Act arising from substantially the same factual allegations that form the basis of the securities class action lawsuits described above.

The Company intends to vigorously defend the securities class actions and derivative lawsuits.

Labor & Employment Class Action and PAGA Action

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors disclosed under Part I, Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the fiscal year ended April 30, 2026. Please refer to that section for disclosures regarding the risks and uncertainties related to our business.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

Trading Plan

None of our directors or officers informed us of the adoption or termination of a “Rule 10b5-1 trading arrangement” or “non-Rule 10b5-1 trading arrangement,” as those terms are defined in Regulation S-K, Item 408 during the three-month period ended August 1, 2026.

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

Date: September 9, 2026		AEROVIRONMENT, INC.

	By:	/s/ Wahid Nawabi
Wahid Nawabi
Chairman, President and Chief Executive Officer
(Principal Executive Officer)

/s/ Sean T. Woodward
Sean T. Woodward
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

/s/ Brian C. Shackley
Brian C. Shackley
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)